Form 10-Q
period 2004-10-02
BUILD A BEAR WORKSHOP INC
filed 2004-12-13
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _______________________ to ___________________

Commission File Number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	43-1883836 (I.R.S. Employer Identification Number)

1954 Innerbelt Center Drive St. Louis, Missouri (Address of principal executive offices)	63114 (Zip Code)

(314) 423-8000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value, 19,555,909 shares issued and outstanding as of December 7, 2004

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statement of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6-13
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-28
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
	Item 4.	Controls and Procedures	28-29
Part II	Other Information
	Item 2.	Changes in Securities and Use of Proceeds	30-31
	Item 4.	Submission of Matters to a Vote of Security Holders	31
	Item 5.	Other Information	31-32
	Item 6.	Exhibits and Reports on Form 8-K	33
	Signatures		34
	Exhibit Index		35
Certification
Certification
Certification
Certification

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 3, 2004	October 2, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,601	$15,745
Inventories	22,573	29,435
Receivable for tenant allowances	1,678	2,028
Prepaid expenses and other	7,261	9,527

Total current assets	52,113	56,735
Property and equipment, net	56,358	56,211
Other assets, net	3,493	3,580

Total assets	$111,964	$116,526

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,187	$17,896
Accrued expenses	9,769	13,991
Other liabilities	12,433	12,485

Total current liabilities	44,389	44,372

Deferred revenue	1,957	2,152
Other liabilities	877	768
Deferred tax liabilities	5,312	5,573
Preferred stock, par value $0.01. Authorized 25,000,000 and 25,000,000, respectively, aggregate redeemable and non-redeemable preferred shares; issuable in series:
Redeemable preferred stock, at redemption price:
Class A convertible, issued and outstanding 1,601,986 shares (liquidation value of $7,575 and $7,820, respectively)	7,532	7,782
Class B convertible, issued and outstanding 1,604,680 shares (liquidation value of $6,000)	5,958	5,972
Class D convertible, issued and outstanding 3,467,337 shares (liquidation value of $24,471 and $25,332, respectively	24,400	25,278

	37,890	39,032

Stockholders’ equity:
Preferred stock, par value $0.01. Authorized 25,000,000 and 25,000,000, respectively, aggregate redeemable and non-redeemable preferred shares; issuable in series:
Non-redeemable preferred stock, at par value:
Class A convertible, issued and outstanding 2,444,966 shares	24	24
Class B convertible, issued and outstanding 2,039,427 shares	20	20
Class C convertible, issued and outstanding 4,998,089 and 4,949,125 shares, respectively	50	50
Common stock, par value $0.01. Authorized 25,000,000 and 25,000,000, respectively; issued and outstanding 533,316 and 734,953 shares, respectively	5	7
Additional paid-in capital	10,918	12,831
Retained earnings	12,343	14,979
Notes receivable	(1,821)	(1,892)
Unearned compensation	—	(1,390)

Total shareholders’ equity	21,539	24,629

Total liabilities and shareholders’ equity	$111,964	$116,526

See accompanying notes.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share amounts and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Revenues:
Net retail sales	$47,904	$66,214	$140,392	$201,633
Franchise fees	59	191	155	498
Licensing revenue	—	102	—	102

Total revenues	47,963	66,507	140,547	202,233
Costs and expenses:
Costs of merchandise sold	27,479	34,906	79,408	105,052
Selling, general and administrative	17,846	25,145	53,930	73,777
Store preopening	1,211	576	2,702	1,156
Interest expense	1	—	1	—
Interest income	(8)	(72)	(62)	(170)

Total costs and expenses	46,529	60,555	135,979	179,815

Income before income taxes	1,434	5,952	4,568	22,418
Income tax expense	559	2,383	1,844	8,640

Net income	875	3,569	2,724	13,778
Cumulative dividends and accretion of redeemable preferred stock	493	152	1,478	1,137
Cumulative dividends of non-redeemable preferred stock	114	35	342	263

Net income available to common and participating preferred stockholders	$268	$3,382	$904	$12,378

Net income allocated to common stockholders	$6	$143	$20	$415

Net income allocated to participating preferred stockholders	$262	$3,239	$884	$11,963

Earnings per share:
Basic	$0.03	$0.34	$0.09	$1.26
Diluted	$0.03	$0.19	$0.09	$0.76
Shares used in computing per share amounts:
Basic	217,519	419,156	217,519	329,560
Diluted	9,365,119	18,528,825	9,365,119	18,099,867

See accompanying notes.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-nine weeks ended
	September 27, 2003	October 2, 2004
Cash flows from operating activities
Net income	$2,724	$13,778
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,733	9,140
Deferred taxes	1,595	(606)
Loss on disposal of property and equipment	159	287
Impairment of goodwill	200	—
Stock-based compensation	—	584
Changes in current assets:
Inventories	2,284	(6,863)
Prepaid expenses and other	(116)	(1,604)
Accounts payable	(1,991)	(4,291)
Accrued expenses and other liabilities	(7,050)	4,436

Net cash from operating activities	5,538	14,861
Cash flows from investing activities
Purchases of property and equipment	(15,338)	(8,762)
Purchases of other assets	(1,839)	(955)
Purchase of minority interest in subsidiary	(200)	—

Net cash used in investing activities	(17,377)	(9,717)
Cash flows from financing activities
Payment of cash dividend	—	(10,000)

Net cash used in financing activities	—	(10,000)

Net (decrease) in cash and cash equivalents	(11,839)	(4,856)
Cash and cash equivalents, beginning of period	15,866	20,601

Cash and cash equivalents, end of period	$4,027	$15,745

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$2,259	$6,847
Noncash transaction:
Cumulative dividends and accretion of redeemable preferred stock	$1,478	$1,137

See accompanying notes.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Management Representations

     The consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company as of January 3, 2004 was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operation and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 3, 2004 included in the Company’s final prospectus relating to its initial public offering as filed with the Securities and Exchange Commission on October 29, 2004.

2. Initial Public Offering

     On November 2, 2004, the Company closed on its initial public offering of 7,482,000 shares of common stock in a firm commitment underwritten offering. In connection with this offering, certain stockholders sold 5,982,000 of the 7,482,000 shares offered and granted an option to the underwriters to purchase up to an additional 1,122,300 shares to cover over-allotments, which option was exercised in full by the underwriters and also closed on November 2, 2004. Of the total offering, the Company sold 1,500,000 shares raising net proceeds, net of the underwriters’ commission and estimated expenses, of $25.7 million. The Company anticipates using the net proceeds to fund the opening of new stores, the remodeling of existing stores and for working capital and general corporate purposes. Also in connection with the initial public offering, all shares of the Company’s preferred stock outstanding on November 2, 2004 were automatically converted into common stock.

3. Summary of Significant Accounting Policies

     A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

     (a) Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Build-A-Bear Workshop, Inc. and its wholly owned subsidiaries, Shirts Illustrated, L.L.C., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Workshop Canada Ltd., Build-a-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc. All significant intercompany accounts are eliminated in consolidation.

     Certain reclassifications were made to prior years’ financial statements to be consistent with the fiscal year 2004 presentation.

     (b) Net Retail Sales Recognition

     Net retail sales are net of discounts, exclude sales tax, and are recognized at the time of sale.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Revenues from the sale of gift certificates are recognized at the time of redemption. Unredeemed gift certificates are included in other current liabilities in the consolidated balance sheets.

     The Company has a frequent shopper program for its U.S. stores whereby customers who purchase $100 of merchandise receive $10 off a future purchase. An estimate, based on historical redemption rates, of the amount of revenue to be deferred related to this program is recorded at the time of each purchase as a reduction of net retail sales. The deferred revenue is included in other current liabilities in the consolidated balance sheets and is recognized as net retail sales at the time the discount is redeemed. Management evaluates the redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. Management reviews these redemption rates and assesses the adequacy of the deferred revenue account at the end of each second quarter and each fiscal year. Based on this assessment at the end of fiscal 2003, the deferred revenue account was determined to be overstated and was adjusted downward by $1.1 million with a corresponding increase to net retail sales, an increase in net income of $0.7 million, net of income taxes of $0.4 million, and an increase in basic earnings per share of $0.07 for the year ended January 3, 2004. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of fiscal 2004, to give effect to the change in redemption experience. For the thirteen and thirty-nine weeks ended October 2, 2004, the decrease in the percentage amount of revenue being deferred compared to the thirteen and thirty-nine weeks ended September 27, 2003 resulted in an increase in net retail sales of $450,000 and $712,000, an increase in net income of $279,000 and $442,000, net of income taxes of $171,000 and $270,000, and an increase in basic earnings per share of $0.03 and $0.04, respectively.

     (c) Advertising

     Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period the program takes place. Advertising expense was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
	(in thousands)
Total advertising expenditures	$1,360	$4,022	$3,765	$11,910
Advertising expenditures as a percentage of total revenues	2.8%	6.0%	2.7%	5.9%

     (d) Earnings Per Share

     In July 2004, the Company adopted Emerging Issues Task Force (EITF) No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. The consensus required the use of the two-class method in the calculation and disclosure of basic earnings per share and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. Accordingly, all periods presented have been retroactively adjusted to give effect to such guidance.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Certain classes of preferred stock are entitled to participate in cash dividends on common stock. For purposes of calculating basic earnings per share, undistributed earnings are allocated to common and participating preferred shares on a pro rata basis. Basic earnings per share is determined by dividing net income available to common and participating stockholders by the weighted average number of common and participating shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock or conversion rights of preferred stocks were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

     (e) Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. In the event options are issued at a grant price resulting in compensation, such compensation is deferred as unearned compensation in stockholders’ equity and amortized to expense over the vesting period.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS No. 123. For 2001, 2002, and 2003, no compensation cost was recognized at the date of the grant under APB No. 25 for the Company’s stock option plans as options have been issued at fair value. The Company granted options during the thirty-nine weeks ended October 2, 2004 at an exercise price of $8.78 per share, which had been determined to be the fair value of the common stock at the time based on an independent appraisal. Subsequent to such grants, the Company determined that the fair value of the underlying common stock should have been deemed to be approximately $15.00 per share. This determination will result in the recording of stock-based compensation of $1.9 million over the vesting period of the 302,234 underlying options issued. Accordingly, the Company recorded stock-based compensation of $0.5 million for the thirteen weeks ended October 2, 2004. Under terms of the option grants, these outstanding options vested upon the completion of the Company’s initial public offering which will result in the recording of stock-based compensation in the fourth quarter of fiscal 2004 for the unamortized balance of the stock-based compensation, or $1.4 million.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the thirteen weeks ended September 27, 2003 and October 2, 2004, as well as the thirty-nine weeks ended September 27, 2003 and October 2, 2004:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
		(in thousands, except per share data)
Net income:
As reported	$875	$3,569	$2,724	$13,778
Add stock-based compensation recorded, net of related tax effect	—	425	—	484
Deduct stock-based compensation expense under fair value-based method, net of related tax effects	(84)	(506)	(193)	(691)

Pro forma	$791	$3,488	$2,531	$13,571

Basic earnings per common share:
As reported	$0.03	$0.34	$0.09	$1.26
Pro forma	$0.02	$0.33	$0.07	$1.24
Diluted earnings per common share:
As reported	$0.03	$0.19	$0.09	$0.76
Pro forma	$0.02	$0.19	$0.08	$0.75

     The fair value of each option is estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions: (a) dividend yield of 0%; (b) expected volatility of 0%; (c) risk-free interest rate ranging from 2.8% to 6.3%; and (d) an expected life of nine years for each of the thirteen and thirty-nine week periods ended September 27, 2003 and October 2, 2004, respectively. The weighted average fair value of the options at the grant date was $2.70 and $8.65 for the thirteen and thirty-nine week periods ended September 27, 2003 and October 2, 2004, respectively.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
	(in thousands except share and per share data)
Net income	$875	$3,569	$2,724	$13,778
Cumulative dividends and accretion of redeemable preferred stock	493	152	1,478	1,137
Cumulative dividends of nonredeemable preferred stock	114	35	342	263

Net income available to common and participating preferred stockholders	268	3,382	904	12,378
Dividends and accretion related to dilutive preferred stock:
Series A-1	—	15	—	113
Series A-2	—	3	—	20
Series A-3	—	13	—	101
Series A-4	—	4	—	29
Series A-5	—	34	—	253
Series B-4	5	2	14	12
Series D	—	116	—	872

Total dividends and accretion	5	187	14	1,400

	$273	$3,569	$918	$13,778

Net income allocated to common stockholders	$6	$143	$20	$415

Net income allocated to participating preferred stockholders	$262	$3,239	$884	$11,963

Weighted average number of common shares outstanding	217,519	419,156	217,519	329,560

Weighted average number of participating preferred shares outstanding	9,527,412	9,478,448	9,527,412	9,500,210

Weighted average number of common shares outstanding	217,519	419,156	217,519	329,560
Effect of dilutive securities:
Stock options	387,198	601,667	387,198	383,339
Restricted stock	118,206	191,469	118,206	143,601
Convertible preferred shares:
Series A-1	—	1,483,061	—	1,467,573
Series A-2	—	182,443	—	180,538
Series A-3	—	1,252,844	—	1,239,761
Series A-4	—	268,259	—	265,457
Series A-5	—	1,384,121	—	1,369,667
Series B-1	275,352	275,352	275,352	275,352
Series B-2	1,453,072	1,453,072	1,453,072	1,453,072
Series B-3	311,003	311,003	311,003	311,003
Series B-4	1,604,680	1,604,680	1,604,680	1,604,680
Series C	4,998,089	4,949,125	4,998,089	4,970,887
Series D	—	4,152,573	—	4,105,377

Total dilutive convertible preferred shares	8,642,196	17,316,533	8,642,196	17,243,367
Weighted average number of common shares - dilutive	9,365,119	18,528,825	9,365,119	18,099,867
Earnings per share:
Basic:
Per common share	$0.03	$0.34	$0.09	$1.26
Per participating preferred share	$0.03	$0.34	$0.09	$1.26
Diluted	$0.03	$0.19	$0.09	$0.76

     In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended September 27, 2003, convertible preferred shares of 8,315,919 were outstanding as of the end of the periods, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Stockholders’ Equity

     As of August 10, 2004, the Certificate of Incorporation was amended primarily with respect to the liquidation and redemption preferences of the Series A and Series D Preferred stock as well as the dividend rights for all series of preferred stock. Previously, Series A and Series D preferred stock accrued a dividend and any accrued and unpaid dividends were added to the original liquidation preference and redemption amounts for these series. Additionally, these series had certain dividend preference rights over other classes of stock.

     The amended Certificate of Incorporation effectively set the liquidation preference and redemption amounts for the Series A and Series D stock to be equal to the original amounts plus the amounts of accrued and unpaid dividends as of July 31, 2004. Additionally, any dividend preference or restrictions on all series of preferred stock were removed and all series of preferred stock participate on an as converted basis ratably with common stock for any declared dividends.

     In August 2004, following the amendment of the Certificate of Incorporation, the Company paid a cash dividend of $10.0 million to the common and preferred stockholders.

     Effective with the initial public offering, all shares of preferred stock of the Company, by their terms, were converted to common stock. Immediately following the initial public offering, there are 19,551,642 shares of outstanding common stock; including 315,797 shares which are restricted but excluding any shares to be issued under various stock incentive/option plans. Also effective with the initial public offering, the Certificate of Incorporation was amended to eliminate all preferred stock outstanding at that time and to authorize the issuance of up to 65,000,000 shares of Company stock, divided between 50,000,000 shares of common stock, par value $0.01 per share, and 15,000,000 shares of preferred stock.

     The following table sets forth the Company’s capitalization as of October 2, 2004:

•	on an actual consolidated basis; and

•	on a pro forma basis giving effect to the automatic conversion of all of the Company’s outstanding shares of preferred stock as of October 2, 2004 upon completion of the Company’s initial public offering, the effect of the recognition of unearned compensation upon the acceleration of the vesting of outstanding stock options and the issuance and sale of 1,500,000 shares of common stock at an initial offering price to the public of $20.00 per share, less underwriting discounts and commissions and estimated offering expenses, for total estimated net proceeds of $25.7 million.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of October 2, 2004
	Actual	Pro Forma
	(dollars in thousands, except per share data)
Cash and cash equivalents	$15,745	$41,445

Total debt	—	—

Redeemable convertible preferred stock, par value $0.01. 25,000,000 aggregate redeemable and nonredeemable preferred shares authorized; 6,134,003 shares issued and outstanding, actual; no shares issued and outstanding, pro forma	39,032	—

Stockholders’ equity:
Nonredeemable convertible preferred stock, par value $0.01. 25,000,000 aggregate redeemable and nonredeemable preferred shares authorized; 9,433,518 shares issued and outstanding, actual; no shares issued and outstanding, pro forma	94	—
Common stock, par value $0.01. 25,000,000 shares authorized; 734,953 shares issued and outstanding, actual; 19,551,642 shares issued and outstanding, pro forma	7	196
Additional paid-in capital	12,831	77,468
Retained earnings	14,979	13,589
Notes receivable	(1,892)	(1,892)
Unearned compensation	(1,390)	—

Total stockholders’ equity	24,629	89,361

Total capitalization	$63,661	$89,361

     Management believes the pro forma data above giving effect to the automatic conversion of all of the Company’s outstanding shares of preferred stock, the effect of the recognition of unearned compensation upon the acceleration of the vesting of outstanding stock options and the issuance and sale of 1,500,000 shares of common stock for total estimated net proceeds of $25.7 million is useful to investors due to the materiality of such transactions.

6. Litigation

     In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the consolidated financial position or results of operations of the Company.

7. Segment Information

     The Company’s operations are conducted through three reportable segments consisting of retail operations, the international segment and the licensing and entertainment segment. The retail operations include the operating activities of the stores in the United States and Canada and other retail delivery operations, including the Company’s web-store and non-mall locations such as tourist venues and sports stadiums. The international segment includes the licensing activities of the Company’s franchise agreements with locations outside of the United States. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and have different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Following is a summary of the financial information for the Company’s reporting segments:

			Licensing and
	Retail	International	Entertainment	Total
		(in thousands)
Thirteen weeks ended September 27, 2003:
Net sales to external customers	$47,904	$59	$—	$47,963
Net income (loss) before income taxes	1,814	(380)	—	1,434
Total assets	87,081	1,908	187	89,176
Capital expenditures	5,000	—	—	5,000
Depreciation and Amortization	2,781	14	—	2,795
Thirteen weeks ended October 2, 2004:
Net sales to external customers	66,214	191	102	66,507
Net income (loss) before income taxes	5,982	(105)	75	5,952
Total assets	113,806	2,302	418	116,526
Capital expenditures	4,314	10	—	4,324
Depreciation and Amortization	3,074	37	—	3,111
Thirty-nine weeks ended September 27, 2003:
Net sales to external customers	140,392	155	—	140,547
Net income (loss) before income taxes	6,069	(1,501)	—	4,568
Total assets	87,081	1,908	187	89,176
Capital expenditures	15,338	—	—	15,338
Depreciation and Amortization	7,701	32	—	7,733
Thirty-nine weeks ended October 2, 2004:
Net sales to external customers	201,633	498	102	202,233
Net income (loss) before income taxes	22,882	(539)	75	22,418
Total assets	113,806	2,302	418	116,526
Capital expenditures	8,746	16	—	8,762
Depreciation and Amortization	9,068	72	—	9,140

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our final prospectus dated October 28, 2004 relating to our initial public offering, as filed with the Securities and Exchange Commission, and the following: (1) we may be unable to maintain our current comparable store sales growth; (2) our marketing initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; (3) we may be unable open new stores to effectively manage our growth; (4) we may be unable to effectively manage our international franchises or laws relating to those franchises may change; (5) we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; (6) customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; (7) general economic conditions may deteriorate, which could lead to reduced consumer demand for our products; (8) our market share could be adversely affected by a significant number of competitors; (9) we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; (10) the ability of our principal vendors to deliver merchandise may be disrupted; (11) the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; (12) third parties that manage our warehousing and distribution functions may perform poorly; (13) we may fail to renew, register or otherwise protect our trademarks or other intellectual property; (14) we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; (15) we may be unable to renew or replace our store leases, or enter into leases for new stores, on favorable terms, or may violate the terms of our current leases; (16) we may experience failures in our communications or information systems; (17) terrorism or the uncertainty of future terrorist attacks or war could reduce consumer confidence and mall traffic; (18) we may become subject to challenges relating to overtime pay or other regulations relating to our employees; (19) we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise, and (20) we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations.

     These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. We do not undertake any obligation or plan to update these forward-looking statements, even though our situation may change.

Overview

     We are the leading, and only national, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of October 2, 2004, we operated 164 stores in 39 states and Canada and had six franchised stores internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as in event-based locations and sports venues.

     We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	United States and Canadian retail stores, a webstore and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

     For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “Revenues,” “Costs and Expenses” and “Expansion and Growth Potential” subsections of this Overview.

     We believe that we have developed an appealing retail store concept that, for stores open for the entire year, averaged net retail sales per store of $1.6 million in fiscal 2003, $1.9 million in fiscal 2002 and $2.0 million in fiscal 2001, and, for stores open for the entire period, averaged net retail sales per store of $1.3 million for the thirty-nine weeks ended October 2 , 2004 and $1.2 million for the thirty-nine weeks ended September 27, 2003. For a discussion of the decrease in comparable store sales in fiscal years 2001 through 2003, see “— Revenues.” Store contribution, which consists of net income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, license revenues and contribution from our webstore and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore and seasonal and event-based locations, was 25.9% for the thirty-nine weeks ended October 2, 2004 and 22.1% for the thirty-nine weeks ended September 27, 2003, and total company net income as a percentage of total revenues was 6.8% for the thirty-nine weeks ended October 2, 2004 and 1.9% for the thirty-nine weeks ended September 27, 2003. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The store contribution of our average store, coupled with the fact that as of October 2, 2004 we have opened 126 stores since the beginning of fiscal 2001 and improved expense management, primarily through improved labor planning and reductions in store supply and other expenses in 2003, have been the primary reasons for our net income increasing during each of the last five fiscal years. Strong comparable store sales, along with the factors cited above, have been the primary reasons for our increase in net income for the thirty-nine weeks ended October 2, 2004 as compared to the thirty-nine weeks ended September 27, 2003. Additionally, as we have added stores and grown our sales volume, the quantities of merchandise and supplies we purchase have increased which has created economies of scale for our vendors allowing us to obtain reduced costs for these items and increase our profitability.

     The increase in total store contribution has been partially offset by the increase in our central office general and administrative expenses required to support an expanding store base and international franchise operations. These expenses have grown at a slower rate, in percentage terms, than our number of stores and net retail sales. In addition, we significantly increased our advertising expenditures in the fourth quarter of fiscal 2003 and in fiscal 2004 and expect these expenditures as a percentage of net retail sales to be even greater in the fourth quarter of fiscal 2004 (thirteen weeks ending January 1, 2005) compared to the third quarter of fiscal 2004 (thirteen weeks ended October 2, 2004).

     We expect to grow our business primarily through the continued opening of new stores. Further, we expect to grow our net retail sales, including comparable store sales, as a result of the addition of national television and online advertising to our marketing mix in fiscal 2004. We also plan to increase our revenues through increasing the number of international franchised stores, as well as the addition of new licensees and sales of licensed products for which we receive license revenue.

     We expect the additional revenue contribution from our increased marketing to be greater than the total expense of the program. By improving our store productivity primarily as a result of comparable store sales increases, we expect to improve our store contribution as a percentage of net retail sales by better leveraging our store level operating expenses, primarily those which are fixed such as occupancy, over increased net retail sales per store. As we grow our total revenues, we also expect to decrease our general and administrative expenses as a percentage of revenues beginning in fiscal 2005 by leveraging these expenses, primarily those which are largely fixed such as management payroll and occupancy, over an increased revenue amount. This decrease will be partially offset by some increases in general and administrative expenses, including marketing, to support more stores and our growing franchise and licensing businesses.

     Following is a description and discussion of the major components of our statement of operations:

Revenues

     Net retail sales. Net retail sales are revenues from retail sales (including our web store and other non-mall locations), are net of discounts, exclude sales tax, and are recognized at the time of sale. Revenues from gift certificates are recognized at the time of redemption. Our guests use cash, checks and third party credit cards to make purchases. We classify stores as new or comparable stores and do not include our webstore or seasonal, event-based locations in our store count or in our comparable store calculations. Stores enter the comparable store calculation in their thirteenth full month of operation.

     We have a frequent shopper program whereby guests who purchase approximately $100 of merchandise receive $10 off a future purchase. An estimate of the obligation related to this program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net sales at the time of original purchase. The deferred revenue obligation is reduced at the time of redemption of the $10 discount.

     We use comparable store sales as a key performance measure for our business. The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

Fiscal Year Ended			Thirty-Nine Weeks Ended
December 29,	December 28,	January 3,	September 27,	October 2,
2001	2002	2004	2003	2004
(6.7)%	(9.7)%	(15.9)%	(17.4)%	15.5%

     We believe the decrease in comparable store sales from fiscal 2001 through fiscal 2003 was largely the result of four factors:

•	A difficult economic environment, including lower consumer confidence levels and a weak retail climate.

•	Our inability to increase the number of transactions in comparable stores which we believe was the result of low brand awareness with potential new and repeat guests.

•	The transfer to new stores of a portion of existing stores’ sales, as we opened new stores in markets where we already operated one or more stores, causing the existing stores’ sales to decline, even though total sales in those markets increased. We expect this factor to continue to affect us as we add new stores in markets where we have existing stores.

•	The large amount of initial trial sales in the first year a store is open, which we believe results from the distinctive nature of our concept and the publicity we normally receive when we open a new store, does not necessarily continue at that level after this period. We expect this factor to continue to affect us, but it is difficult to predict to what degree, particularly if awareness of our brand continues to grow as a result of our change in marketing strategy.

     Comparable store sales increased 15.5% for the thirty-nine weeks ended October 2, 2004. We believe this change from the previous trend can be attributed primarily to two factors:

•	A change in our marketing strategy. During the fourth quarter of fiscal 2003, we tested the use of television and online advertising in a limited number of markets and determined that it was successful in attracting a higher number of new and repeat guests. In the first quarter of fiscal 2004, we implemented this marketing strategy on a national basis and quickly began achieving comparable store sales increases. We anticipate continuing this marketing approach for the foreseeable future.

•	An improved economy with higher levels of consumer confidence and a better retail climate.

     Franchise fees: We receive an initial, one-time franchise fee per master franchise which is amortized to revenue over the life of the respective franchise agreement. Master franchises rights are typically granted to a franchisee for an entire country. Continuing franchise fees are based on a percentage of sales made by the franchisees’ stores and are recognized as revenue at the time of those sales.

     As of December 7, 2004, we had twelve stores under franchise arrangements in the United Kingdom, South Korea, Japan, Denmark and Australia. In addition, we have an agreement with a franchisee in France and recently entered into agreements covering the Republic of China (Taiwan) and Sweden. Eleven of our franchised stores were opened in fiscal 2004.

     License revenue: License revenue is based on a percentage of sales made by licensees to third parties and is recognized at the time of those sales.

     We have entered into a number of licensing arrangements whereby third parties manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop mark.

Costs and Expenses

     Cost of merchandise sold and gross margin: Cost of merchandise sold includes the cost of the merchandise, freight costs from the manufacturer to the store, cost of warehousing and distribution, packaging, damages and shortages and store occupancy cost, including store depreciation. Gross margin is defined as net retail sales less the cost of merchandise sold.

     We have been able to reduce the unit costs of our merchandise and packaging through economies of scale realized as our sales volume has grown. The increase in sales volume has also allowed us to reduce our freight, cost of warehousing and distribution costs as a percentage of net retail sales as a result of the cost efficiencies of shipping higher volumes of merchandise. We expect these efficiencies to continue in the future.

     Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, and store supplies, as well as central office general and administrative expenses, including management payroll, benefits, travel, information systems, accounting, insurance, legal and public relations. This line item also includes depreciation and amortization of central office leasehold improvements, furniture, fixtures and equipment as well as the amortization of intellectual property costs.

     Central office general and administrative expenses have grown over time in order to support the increased number of stores in operation and we believe will continue to grow as we add stores, but we expect this increase to be at a lower rate than the percentage increase in total revenues beginning in fiscal 2005. Store advertising has increased significantly with the introduction in fiscal 2004 of our national television and online advertising campaign and we anticipate increasing advertising expense as a percentage of net retail sales in the fourth quarter of fiscal 2004. Increases in comparable store sales results beginning in fiscal 2004 as well as improvements in store labor planning in the latter half of fiscal

2003 have resulted in lower store payroll as a percentage of net retail sales for the first three quarters of fiscal 2004. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.

     We granted stock options during the thirty-nine weeks ended October 2, 2004 at an exercise price of $8.78 per share, which had been determined to be the fair value of our common stock at the time based on an independent appraisal. Subsequent to such grants, we determined that the fair value of the underlying common stock should have been deemed to be approximately $15.00 per share. This determination will result in the recording of stock-based compensation of $1.9 million over the vesting period of the 302,234 underlying options issued. Accordingly, we recorded stock-based compensation of $0.5 million in the third quarter of 2004. Under terms of the option grants, these outstanding options vested upon the completion of our initial public offering which will result in the recording of stock-based compensation in the fourth quarter of fiscal 2004 for the unamortized balance of the stock-based compensation, or $1.4 million.

     Store preopening: Preopening costs are expensed as incurred and include the expenses related to training, recruiting, utilities and supplies prior to a store’s opening.

     Impairment charge: This includes the provision to write down to estimated net realizable value the long-lived assets of any store for which we have determined the carrying value will not be recovered through cash flows from future operations.

     Income taxes: Prior to April 3, 2000, we were organized as a limited liability company. During that period, we were classified for federal income tax purposes as a partnership and accordingly paid no income taxes as a corporation. Effective April 3, 2000, we were reorganized as a C-corporation under the Internal Revenue Code and since then have been liable for federal and state income taxes.

Expansion and Growth Potential

U.S. and Canadian Stores:

     The number of Build-A-Bear Workshop stores in the United States and Canada for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	September 27, 2003	October 2, 2004
Beginning of period	108	150
Opened	36	15
Closed	(1)	(1)

End of period	143	164

     For the entire year of fiscal 2004, we anticipate opening a total of 21 Build-A-Bear Workshop stores and in fiscal 2005, we anticipate opening between 25 and 30 Build-A-Bear Workshop stores in the United States and Canada. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. Currently this merchandise is offered from a separate display fixture in select Build-A-Bear Workshop stores. In November, 2004, we opened two Friends 2B Made stores adjacent and connected to existing Build-A-Bear Workshop stores. After a reasonable test period, we will evaluate further expansion of this concept and alternative distribution channels.

Non-Store Locations:

     In 2004 we began offering merchandise in seasonal, event-based locations such as Citizens Bank Park, home of the Philadelphia Phillies baseball club, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability, which cannot reasonably be predicted at this time.

International Franchise Revenue:

     Our first franchisee location was opened in November 2003. The number of international, franchised stores opened since that time can be summarized as follows:

	Fiscal Year Ended	Thirty-Nine Weeks Ended
	January 3, 2004	October 2, 2004
Beginning of period	—	1
Opened	1	5
Closed	—	—

End of period	1	6

     As of December 7, 2004, we had twelve stores under franchise arrangements in the United Kingdom, South Korea, Japan, Denmark and Australia. In addition, we have an agreement with a franchisee in France and recently entered into agreements covering the Republic of China (Taiwan) and Sweden. We anticipate signing additional master franchise agreements, which typically grant franchise rights for a particular country. We expect our current and future franchisees to open between 15 and 20 stores in fiscal 2005. We believe there is a market potential for approximately 350 franchised stores outside of the United States and Canada. To date, franchise revenues have been minimal.

License Revenue:

     In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products. As October 2, 2004 we had recorded $0.1 million in license revenue. Because we recently entered into these agreements, we cannot predict the revenue these agreements may produce in the future.

Results of Operations

     The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	October 2,	September 27,	October 2,
	2003	2004	2003	2004
Revenues:
Net retail sales	99.9%	99.5%	99.9%	99.7%
Franchise fees	0.1	0.3	0.1	0.2
Licensing revenue	0.0	0.2	0.0	0.1

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of merchandise sold	57.4	52.7	56.6	52.1
Selling, general and administrative	37.2	37.8	38.4	36.5
Store preopening	2.5	0.9	1.9	0.6
Interest expense (income), net	0.0	(0.1)	0.0	(0.1)

Total costs and expenses	97.0	91.1	96.7	88.9

Income before income taxes	3.0	8.9	3.3	11.1
Income tax expense	1.2	3.6	1.3	4.3

Net income	1.8%	5.4%	1.9%	6.8%

Gross margin	42.6%	47.3%	43.4%	47.9%

(1)	Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended October 2, 2004 compared to thirteen weeks ended September 27, 2003

     Total revenues. Net retail sales increased to $66.2 million for the thirteen weeks ended October 2, 2004 from $47.9 million for the thirteen weeks ended September 27, 2003, an increase of $18.3 million, or 38.2%. Net retail sales for new stores as well as our webstore and other non-store locations contributed a $10.9 million increase in net retail sales. Comparable store sales increased $7.4 million, or 18.8%, which we believe was primarily the result of the introduction of our new national television and online marketing campaign, as well as an improved economy. Franchise fees and licensing revenue combined increased to $0.3 million for the thirteen weeks ended October 2, 2004 from $0.1 million for the thirteen weeks ended September 27, 2003.

     Gross margin. Gross margin increased to $31.3 million for the thirteen weeks ended October 2, 2004 from $20.4 million for the thirteen weeks ended September 27, 2003, an increase of $10.9 million, or 53.3%. As a percentage of net retail sales, gross margin increased to 47.3% for the thirteen weeks ended October 2, 2004 from 42.6% for the thirteen weeks ended September 27, 2003, an increase of 4.7%. Lower occupancy cost as a percentage of net retail sales, resulting from strong comparable store sales increases, accounted for 2.9% of this increase. Lower product, supplies, warehousing and distribution costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, accounted for 1.5% of the increase in gross margin.

     Selling, general and administrative. Selling, general and administrative expenses were $25.1 million for the thirteen weeks ended October 2, 2004 as compared to $17.8 million for the thirteen weeks ended September 27, 2003, an increase of $7.3 million, or 40.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.8% for the thirteen weeks ended October 2, 2004 as compared to 37.2% for the thirteen weeks ended September 27, 2003, an increase of 0.6%. The dollar increase was primarily due to 21 more stores in operation at October 2, 2004 as compared to September 27, 2003 as well as higher central office expenses, primarily payroll, required to support a larger store base and $2.6 million in additional advertising expense related to the national television and online marketing campaign which began in fiscal 2004. Of the 0.6% increase in selling, general and administrative expenses as a percentage of total revenues, higher advertising expense accounted for a 3.2% increase and stock-based compensation expense accounted for a 0.6% increase. These increases were partially offset by leveraging store payroll expenses in comparable stores, due to sales increases in these stores, which accounted for a 1.7% decrease; and leveraging central office general and administrative expenses, other than stock-based compensation, over a larger revenue base which accounted for a 1.0% decrease in selling, general and administrative expenses as a percentage of total revenues.

     Store preopening. Store preopening expense was $0.6 million for the thirteen weeks ended October 2, 2004 as compared to $1.2 million for the thirteen weeks ended September 27, 2003. Thirteen fewer new stores were opened in the thirteen weeks ended October 2, 2004 than in the thirteen weeks ended September 27, 2003 (seven in the thirteen weeks ended October 2, 2004 as compared to twenty in the thirteen weeks ended September 27, 2003) and we expect to open six stores during the remainder of fiscal 2004 as compared to seven stores opened during the same period in fiscal 2003. Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.

     Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for thirteen weeks ended October 2, 2004 and none in the thirteen weeks ended September 27, 2003.

     Provision for income taxes. The provision for income taxes was $2.4 million for the thirteen weeks ended October 2, 2004 as compared to $0.6 million for the thirteen weeks ended September 27, 2003. The effective tax rate was 40% for the thirteen weeks ended October 2, 2004 and 39% for the thirteen weeks ended September 27, 2003. The increase in the effective tax rate was due to the impact of using of a 13% effective tax rate applied to the stock-based compensation expense for the thirteen weeks ended October 2, 2004 as a result of a certain portion of this expense being related to incentive stock options for which no related income tax benefit is assured upon exercise of the related options. This increase in the effective tax rate was partially offset by a lower aggregate state tax rate on all other pretax income as a result of restructuring our legal entities to more appropriately allocate central office general and administrative expenses to our store operations.

Thirty-nine weeks ended October 2, 2004 compared to thirty-nine weeks ended September 27, 2003

     Total revenues. Net retail sales increased to $201.6 million for the thirty-nine weeks ended October 2, 2004 from $140.4 million for the thirty-nine weeks ended September 27, 2003, an increase of $61.2 million, or 43.6%. Net retail sales for new stores as well as our webstore and other non-store locations contributed a $44.9 million increase in net retail sales. Comparable store sales increased $16.3 million, or 15.5%, which we believe was primarily the result of the introduction of our new national television and online marketing campaign, as well as an improved economy. Franchise fees and licensing revenue combined increased to $0.6 million for the thirty-nine weeks ended October 2, 2004 from $0.2 million for the thirty-nine weeks ended September 27, 2003.

     Gross margin. Gross margin increased to $96.6 million for the thirty-nine weeks ended October 2, 2004 from $61.0 million for the thirty-nine weeks ended September 27, 2003, an increase of $35.6 million, or 58.4%. As a percentage of net retail sales, gross margin increased to 47.9% for the thirty-nine weeks ended October 2, 2004 from 43.4% for the thirty-nine weeks ended September 27, 2003, an increase of 4.5%. Lower occupancy cost as a percentage of net retail sales, resulting from strong comparable store sales increases, accounted for 2.4% of this increase. Lower product, supplies, warehousing and distribution costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, accounted for 1.7% of the increase in gross margin.

     Selling, general and administrative. Selling, general and administrative expenses were $73.8 million for the thirty-nine weeks ended October 2, 2004 as compared to $53.9 million for the thirty-nine weeks ended September 27, 2003, an increase of $19.9 million, or 36.8%. As a percentage of total revenues, selling, general and administrative expenses decreased to 36.5% for the thirty-nine weeks ended October 2, 2004 as compared to 38.4% for the thirty-nine weeks ended September 27, 2003, a decrease of 1.9%. The dollar increase was primarily due to 21 more stores in operation at October 2, 2004 as compared to September 27, 2003 as well as higher central office expenses, primarily payroll, required to support a larger store base and $8.1 million in additional advertising expense related to the national television and online marketing campaign which began in fiscal 2004. Leveraging central office general and administrative expenses, other than stock-based compensation, over higher revenues accounted for a 2.4% decrease in selling, general and administrative expenses as a percentage of total revenues. Leveraging store payroll expenses in comparable stores, due to sales increases in these stores, accounted for a 2.2% decrease. These decreases were partially offset by higher advertising expense which accounted for a 3.2% increase in selling, general and administrative expenses as a percentage of total revenues.

     Store preopening. Store preopening expense was $1.2 million for the thirty-nine weeks ended October 2, 2004 as compared to $2.7 million for the thirty-nine weeks ended September 27, 2003. Twenty-one fewer new stores were opened in the thirty-six weeks ended October 2, 2004 than in the thirty-nine weeks ended September 27, 2003 (fifteen in the thirty-nine weeks ended October 2, 2004 as compared to thirty-six in the thirty-nine weeks ended September 27, 2003) and we expect to open six stores during the remainder of fiscal 2004 as compared to seven stores opened during the same period in fiscal 2003. Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.

     Interest expense (income), net. Interest income, net of interest expense, was $0.2 million for thirty-nine weeks ended October 2, 2004 and $0.1 in the thirty-nine weeks ended September 27, 2003.

     Provision for income taxes. The provision for income taxes was $8.6 million for the thirty-nine weeks ended October 2, 2004 as compared to $1.8 million for the thirty-nine weeks ended September 27, 2003. The effective tax rate was 38.5% for the thirty-nine weeks ended October 2, 2004 and 40.4% for the thirty-nine weeks ended September 27, 2003. The decrease in the effective tax rate was primarily due to a lower aggregate state tax rate as a result of restructuring our legal entities to more appropriately allocate central office general and administrative expenses to our store operations.

Non-GAAP Financial Measures

     We use the term “store contribution” which consists of net income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, license revenues and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with GAAP.

     We use store contribution as a measure of our stores’ operating performance. Store contribution should not be considered a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with GAAP.

     We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability. Historically, central office general and administrative expenses and preopening expenses have increased at a rate less than our total net retail sales increases. Therefore, as we have opened additional new stores and leveraged our central office general and administrative and preopening expenses over this larger store base and sales volume, we have been able to increase our net income each year as well as for the thirty-nine weeks ended October 2, 2004 as compared to the thirty-nine weeks ended September 27, 2003.

     The following table sets forth a reconciliation of store contribution to net income:

	Thirty-nine weeks ended
	September 27, 2003	October 2, 2004
Net income	$2,724	$13,778
Income tax expense	1,844	8,640
Interest expense (income)	(61)	(170)
Store depreciation and amortization (1)	5,627	6,803
Store preopening expense	2,702	1,156
General and administrative expense (2)	18,598	22,388
Non-store activity contribution (3)	(1,065)	(1,768)

Store contribution	$30,369	$50,827

Total revenues	$140,547	$202,233
Revenues from non-store activities (3)	(2,898)	(5,693)

Store location net retail sales	$137,649	$196,540

Store contribution as a percentage of store location net retail sales	22.1%	25.9%

Total net income as a percentage of total revenues	1.9%	6.8%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Non-store activities include our webstore, seasonal and event-based locations and franchising and licensing activities.

Seasonality and Quarterly Results

     Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including: (1) the timing of our new store openings and related expenses; (2) the profitability of our stores; (3) increases or decreases in our comparable store sales; (4) the timing and frequency of our marketing initiatives; (5) changes in general economic conditions and consumer spending patterns; (6) changes in consumer preferences; (7) the effectiveness of our inventory management; (8) the actions of our competitors or mall anchors and co-tenants; (9) seasonal shopping patterns and holiday and vacation schedules; (10) the timing and frequency of national media appearances and other public relations events; and (11) weather conditions.

     The timing of new store openings may result in fluctuations in quarterly results as a result of the revenues and expenses associated with each new store location. We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening. We expect our growth, operating results and profitability to depend in some degree on our ability to increase our number of stores.

     Historically, for stores open more than twelve months, seasonality has not been a significant factor in our results of operations, although we cannot assure you that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years, including the quarter ended January 3, 2004.

Liquidity and Capital Resources

     Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors, cash flow provided by operations and our revolving line of credit. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. Since fiscal 2002, cash flows provided by operating activities have exceeded cash flows used in investing activities.

     On November 2, 2004, we closed on our initial public offering of 7,482,000 shares of common stock in a firm commitment underwritten offering. In connection with this offering, certain stockholders sold 5,982,000 of the 7,482,000 shares offered and granted an option to the underwriters to purchase up to an additional 1,122,300 shares to cover over-allotments, which option was exercised in full by the underwriters and closed on November 2, 2004. Of the total offering, we sold 1,500,000 shares raising net proceeds, net of the underwriters’ commission and estimated expenses, of $25.7 million. We anticipate using the net proceeds to fund the opening of new stores, the remodeling of existing stores and for working capital and general corporate purposes. Also in connection with the initial public offering, all shares of the Company’s preferred stock outstanding on November 2, 2004 were automatically converted into common stock.

     Operating Activities. Cash provided from operating activities was $14.9 million for the thirty-nine weeks ended October 2, 2004 as compared with $ 5.5 million for the thirty-nine weeks ended September 27, 2003, or an increase of $9.4 million. This increase over the year ago period was primarily due to increases in net income, adjusted for the impact of depreciation and amortization, of $12.5 million. Changes in current assets and liabilities, excluding cash, used cash of $8.3 million for the thirty-nine weeks ended October 2, 2004 as compared to $6.9 million for the thirty-nine weeks ended September 27, 2003, an increase in the use of cash of $1.4 million. This increase in the use of cash as compared to the year ago period was due to the growth of the number of stores in operation at October 2, 2004 and a larger buildup of inventory in the 2004 period as compared to the year ago period. The change in deferred taxes for the thirty-nine weeks ended October 2, 2004 resulted in $0.6 million in cash used as compared to the change in deferred taxes for the thirty-nine weeks ended September 27, 2003 which resulted in $1.6 million cash provided.

     Investing Activities. Cash flows used in investing activities were $9.7 million for the thirty-nine weeks ended October 2, 2004 as compared to $17.4 million for the thirty-nine weeks ended September 27, 2003. Cash used in investing activities relates primarily to 15 new stores opened in the thirty-nine weeks ended October 2, 2004 and 36 opened in the thirty-nine weeks ended September 27, 2003.

     Financing Activities. There were no cash flows from financing activities in the thirty-nine weeks ended September 27, 2003. Cash flows provided by (used in) financing activities were $(10.0) million in the thirty-nine weeks ended October 2, 2004 which consisted of a special $10.0 million dividend payment. No borrowings were made under our line of credit in either the thirty-nine weeks ended October 2, 2004 or the thirty-nine weeks ended September 27, 2003.

     Capital Resources. As of October 2, 2004, we had a cash balance of $15.7 million. We also have a $15.0 million line of credit, of which $13.8 million is available, which we use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association, is secured by the assets of Build-A-Bear Workshop, Inc. and most of our subsidiaries, and is guaranteed by our Canadian subsidiary. The credit agreement expires on May 31, 2005 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement and so long as the difference between the maximum amount that may be borrowed under the line of credit and the amount outstanding under the line of credit is greater than $5.0 million. Borrowings bear interest at the prime rate less 0.5%. Financial covenants include maintaining a minimum tangible net worth and a maximum funded debt to EBITDA ratio. As of October 2, 2004, we were in compliance with these covenants. There were no borrowings under our line of credit as of January 3, 2004 and October 2, 2004.

     Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. These leases typically have a ten year term and contain provisions for base rent plus percentage rent based on defined sales levels. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third to fourth year of the lease, if a certain minimum sales volume is not achieved. In addition, some of these leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases.

     In fiscal 2004, we expect to spend a total of approximately $12.0 million on capital expenditures, primarily for opening a total of 21 new stores, as well as for the continued installation and upgrades of central office information technology systems. In fiscal 2005, we expect to spend a total of approximately $20.0 million to $22.0 million on capital expenditures, primarily for opening a total of 25 to 30 new stores, as well as for the continued installation and upgrades of central office information technology systems. In fiscal 2003, the average investment per new store, which includes leasehold improvements (net of tenant allowances), fixtures and equipment, was approximately $350 thousand. We anticipate the investment per store in fiscal 2004 and fiscal 2005 will be approximately the same, excluding a flagship store in New York City we anticipate opening at a cost of approximately $5.0 million in Summer 2005.

     As of October 2, 2004, there were no merchandise or expense purchases made using letters of credit. During the thirteen weeks ended October 2, 2004, we issued a $1.2 million standby letter of credit in connection with a new lease. We believe that cash generated from operations and borrowings under our credit agreement, together with the proceeds of our initial public offering, will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our current credit agreement expires May 31, 2005. We expect to enter into a new credit agreement at that time. Should we be unable to put a new credit agreement into place after May 31, 2005, we do not expect this to have a material impact on our ability to fund our working capital and other cash flow requirements for at least the next 18 months.

Off-Balance Sheet Arrangements

     We do not have any arrangements classified as off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

     Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations associated with building out our stores. The future minimum payments for these obligations as of October 2, 2004 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of October 2, 2004
	Total	2004	2005	2006	2007	2008	Beyond
	(in thousands)
Operating lease obligations	$194,504	$4,994	$22,855	$23,868	$24,154	$24,503	$94,130
Purchase obligations	4,297	2,851	1,358	73	15	—	—

Total	$198,801	$7,845	$24,213	$23,941	$24,169	$24,503	$94,130

Inflation

     We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot provide assurance, however, that our business will not be affected by inflation in the future.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

     We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

     Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission on October 29, 2004, which includes audited consolidated financial statements for our 2001, 2002 and 2003 fiscal years. We have identified certain critical accounting policies which are described below.

Inventory

     Inventory is stated at the lower of cost or market, with cost determined on an average cost basis. Historically, we have not conducted sales whereby we offer significant discounts or markdowns, nor have we experienced significant occurrences of obsolete or slow moving inventory. However, future changes in circumstances, such as changes in guest merchandise preference, could cause reclassification of inventory as obsolete or slow-moving inventory. The effect of this reclassification would be the recording of a reduction in the value of inventory to realizable values.

     Throughout the year we record an estimated cost of shortage based on past historical results. Periodic physical inventories are taken and any difference between the actual physical count of merchandise and the recorded amount in our records are adjusted and recorded as shortage. Historically, the timing of the physical inventory has been near the end of the fiscal year so that no material amount of shortage was required to be estimated on activity between the date of the physical count and year-end. However, future physical counts of merchandise may not be at times at or near the end of a fiscal quarter or fiscal year-end, and our estimate of shortage for the intervening period may be material based on the amount of time between the date of the physical inventory and the date of the fiscal quarter or year-end.

Long-Lived Assets

     If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. During fiscal 2001, we recorded an asset impairment charge for three stores totaling $1.0 million. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

Revenue Recognition

     Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift certificates are reflected as an other current liability in the financial statements.

     We have a frequent shopper program whereby guests who purchase approximately $100 of merchandise receive $10 off a future purchase. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net sales at the time of original purchase. The deferred revenue obligation is reduced at the time of redemption of the $10 discount.

     We evaluate the ultimate redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. The initial card had no expiration date but has not been provided to our guests since May 2002. Beginning in June 2002, cards were issued that had an expiration date of December 31, 2003. Beginning in June 2003, cards were issued with an expiration date of December 31, 2004. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each second quarter and each fiscal year. Based on this assessment at the end of fiscal 2003, the deferred revenue account was adjusted downward by $1.1 million with a corresponding increase to net sales. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2% from the previous deferral rate. Our assessment of the deferred revenue balance as of the end of the second quarter of fiscal 2004 resulted in no adjustment to the balance of the deferred revenue amount. However, the amount of revenue being deferred beginning with the third quarter of fiscal 2004 was further reduced by 0.5%. We believe that the newly introduced national television and online advertising campaign introduced in fiscal 2004 is increasing the mix of new, non-frequent guests as compared to the historical mix and is anticipated to result in a lower overall redemption rate for the frequent buyer program. A 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2004 for the current card expiring December 31, 2004 would have an approximate impact of $0.5 million on the deferred revenue balance and net sales.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In November 2003, the FASB issued Staff Position No. 150-3, which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable interests for public and nonpublic entities.

     For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003, and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on our financial position, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force completed its discussion of and provided consensus guidance on Issue No. 03-6, Participating Securities and The Two-Class Method under FASB Statement No. 128, Earnings Per Share. The consensus interpreted the definition of a “participating security,” required the use of the two-class method in the calculation and disclosure of basic earnings per share, and provided guidance on the allocation of earnings and losses for purposes of calculation of basic earnings per share. Certain of our classes of preferred stock are entitled to participate in cash dividends on common stock. Accordingly, this consensus has been applied in the calculation of basic earnings per share for all periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of October 2, 2004, we had no borrowings. Outstanding balances under our credit facility bear interest at a rate of prime less 0.5%. Based on the weighted average borrowings outstanding during fiscal 2003 of approximately $0.3 million, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company’s Chief Executive Bear and Chief Financial Bear have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report that it files or submits under the Exchange Act.

     Internal control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

     It should be noted that while the Company’s management, including the Chairman and Chief Executive Bear and the Chief Financial Bear, Treasurer and Secretary, believes the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company’s disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

BUILD-A-BEAR WORKSHOP, INC.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

     On October 27, 2004, the Company commenced its initial public offering. On November 2, 2004, the Company consummated its initial public offering with the sale of 8,604,300 shares of common stock, including 1,122,300 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Of these shares, 1,500,000 shares were sold by the Company and the remaining 7,104,300 shares were sold by certain selling stockholders. The managing underwriters of the offering were Credit Suisse First Boston LLC and Citigroup Global Markets Inc.

     The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on two Registration Statements (Nos. 333-118142 and 333-120021) on Form S-1. The Securities and Exchange Commission declared Registration Statement No. 333-118142 effective on October 27, 2004. Registration Statement No. 333-120021 was effective upon filing on October 28, 2004 pursuant to Rule 462(b) under the Securities Act of 1933. All 8,604,300 shares of common stock sold to the public, including all 1,122,300 shares of common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $20.00 per share. The Registration Statements collectively registered 8,604,300 shares of common stock at a maximum aggregate offering price of $172,086,000, all of which common stock was sold in the offering. Also in connection with the initial public offering, all of the Company’s outstanding preferred stock was automatically converted into common stock of the Company.

     The aggregate gross proceeds to the Company from the shares of common stock sold by the Company were $30.0 million. The net proceeds to the Company from the offering were approximately $25.7 million after deducting the underwriting discount of $2.1 million and $2.2 million of other expenses incurred in connection with the offering. A reasonable estimate for the amount of expenses incurred has been provided instead of the actual amount of expenses. None of such payments were to directors, officers, ten percent stockholders or affiliates of the issuer. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

     As of October 2, 2004, the Company had not yet received any of the net proceeds from the initial public offering. The Company expects to use approximately $15.0 million of the net proceeds to fund the opening of new stores, $2.0 million for the remodeling of existing stores, $3.0 million for working capital and $5.7 million for general corporate purposes. Reasonable estimates for the amounts have been provided instead of the actual amounts. Pending these uses, the Company has invested the net proceeds in short-term, interest-bearing, investment-grade securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made by the Company or any of its affiliated purchasers during the thirty-nine weeks ended October 2, 2004.

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs
July 4, 2004 – July 31, 2004	—	—	—	—
August 1, 2004 – August 28, 2004	—	—	—	—
August 29, 2004 – October 2, 2004	—	—	—	—

Total	—	—	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

August 9, 2004 Written Consent Action

     Effective August 9, 2004, the stockholders of the Company unanimously adopted and approved by written consent action pursuant to Section 228 of the Delaware General Corporation Law the following: (1) the initial public offering of the Company’s common stock (the “Offering”); (2) an amendment to the Company’s Certificate of Incorporation to eliminate the dividend preference related to the Company’s Preferred Stock and effect related and other changes; (3) to waive the twenty day prior notice otherwise required in connection with the Company’s declaration of a dividend; (4) the Company’s Third Amended and Restated Certificate of Incorporation to be effective following completion of the Offering; (5) the Company’s Amended and Restated Bylaws to be effective following completion of the Offering; (6) the division of the Board of Directors (the “Board”) into three classes; (7) the 2004 Stock Incentive Plan; and (8) the Indemnification Agreements in the form and as approved by the Board of Directors.

     Also effective August 9, 2004, certain stockholders of the Company who were parties to the Amended and Restated Build-A-Bear Workshop, Inc. Stockholders’ Agreement unanimously adopted and approved by written consent action pursuant to Section 228 of the Delaware General Corporation Law an amendment to the Amended and Restated Build-A-Bear Workshop, Inc. Stockholders’ Agreement to modify the rights of each party thereto to purchase its pro rata share of certain securities that the Company may, from time to time, propose to sell and issue.

ITEM 5. OTHER INFORMATION

     Pursuant to the Company’s Amended and Restated Bylaws, which were effective upon the closing of its initial public offering, nominations for election to the Board of Directors or proposals of business to be conducted by stockholders must be made by or at the direction of the Board of Directors or by any stockholder of the corporation entitled to vote for the election of directors. Nominations or proposals of business by stockholders must be preceded by notification in writing received by the secretary of the corporation not less than ninety (90) days nor more than one hundred twenty (120) days in advance of the anniversary of the preceding year’s annual meeting or between January 19, 2005 and February 18, 2005 in the case of the 2005 annual meeting. However, in the event that no annual meeting was held in the previous year or the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholders in order to be timely must be received not later than the close of business on the tenth day following the date on which notice of the date of the annual meeting was mailed to stockholders or made public, whichever first occurs.

     The notification for Director nominees must contain all information with respect to the proposed nominee that is required to be disclosed in solicitations of proxies for the election of directors, including, without limitation, the written consent of each nominee proposed to being named in the proxy statement and serving as a director and the following information:

(a) the proposed nominee’s name, age, residence address and business address;

(b) the proposed nominee’s principal occupation or employment;

(c) the class and number of shares of the Company that are owned beneficially by the proposed nominee;

(d) a description of any arrangement or understanding of each proposed nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder;

(e) the name and address of the stockholder on whose behalf the nomination is made;

(f) the class and number of shares of the Company that are owned beneficially by the person proposing the nominee; and

(g) any other information concerning the nominee that is required to be disclosed regarding nominees in proxy solicitations pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the rules under such section.

     The chairperson of the meeting will have the authority to determine and declare to the meeting that a nomination not preceded by notification made in accordance with the foregoing procedure is to be disregarded.

     The notification for proposals of other business must include:

(a) a brief description of the business desired to be brought before the meeting;

(b) the name and address, as they appear on the corporation’s books, of the stockholder proposing such business, and the beneficial owner, if any, on whose behalf the nomination or proposal is made;

(c) the text of the proposal or business (including the text of any resolutions proposed for consideration and in the event that such business includes a proposal to amend the Bylaws of the corporation, the language of the proposed amendment) and the reasons for conducting such business at the meeting;

(d) the class and number of shares of the corporation which are owned beneficially by such stockholder and the beneficial owner, if any, on whose behalf the proposal is made;

(e) any material interest in such business of the stockholder or the beneficial owner, if any, on whose behalf the proposal is made;

(f) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Exchange Act in such stockholder’s capacity as a proponent of a stockholder proposal;

(g) a representation that the stockholder is a holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business; and

(h) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (1) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the corporation’s outstanding capital stock required to approve or adopt the proposal or (2) otherwise to solicit proxies from stockholders in support of such proposal.

ITEM 6. EXHIBITS

Exhibits: See Exhibit Index herein

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December __, 2004

BUILD-A-BEAR WORKSHOP, INC. (Registrant)
By:	/s/ Maxine Clark

Maxine Clark
Chief Executive Bear

By:	/s/ Tina Klocke

Tina Klocke
Chief Financial Bear, Treasurer, and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-118142) filed with the Securities and Exchange Commission on October 12, 2004

10.1	Lease between 5th Midtown LLC and the Company dated July 21, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-118142) filed with the Securities and Exchange Commission on September 10, 2004)

10.2	Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Company (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-118142) filed with the Securities and Exchange Commission on October 1, 2004)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 4 of the Company’s unaudited interim financial statements included herein)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)