Form 10-Q/A
period 2004-10-02
BUILD A BEAR WORKSHOP INC
filed 2004-12-13
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note
This amended quarterly report on Form 10-Q/A is being filed solely to complete the dates on the signature page of this report and on Exhibits 31.1, 31.2, 32.1 and 32.2. No other modifications have been made to any other portion of the Company’s Form 10-Q as originally filed.

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

Date: December 13, 2004

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