Form 10-K
period 2005-01-01
BUILD A BEAR WORKSHOP INC
filed 2005-03-29
CIK 1113809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-32320
BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1954 Innerbelt Center Drive St. Louis, Missouri (Address of Principal Executive Offices)	63114 (Zip Code)
(314) 423-8000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      There is no non-voting common equity. The registrant consummated its initial public offering on November 2, 2004. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $30.01 for the shares on the New York Stock Exchange on March 24, 2005) was approximately $296,122,500, as of March 24, 2005. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock are affiliates of the registrant.
      As of March 24, 2005, there were 19,610,312 shares issued, of which 19,610,312 shares were outstanding, of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement for its May 12, 2005 Annual Meeting are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS
      This annual report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance;

•	our anticipated operating and growth strategies;

•	our anticipated rate of store openings;

•	our franchisees’ anticipated rate of international store openings;

•	our anticipated store opening costs; and

•	our future capital expenditures.
      These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by these forward-looking statements, including those factors discussed under the caption entitled “Risk Factors” as well as other places in this annual report on Form 10-K.
      We operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all the risk factors, nor can it assess the impact of all the risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements, which speak only as of the date of this annual report on Form 10-K, as a prediction of actual results.
      You should read this annual report on Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. Except as required by law, we undertake no duty to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.	BUSINESS
Overview
      We are the leading, and only national, company providing a “make your own stuffed animal” interactive retail-entertainment experience. As of March 15, 2005, we operated 171 Build-A-Bear Workshop stores in 40 states and Canada and had 12 franchised stores internationally. Our concept is based on our guests creating, personalizing and customizing their stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.
      We offer an extensive and coordinated selection of merchandise, including over 30 different styles of animals to be stuffed and a wide variety of clothing, shoes and accessories for the stuffed animals. Our concept appeals to a broad range of age groups and demographics, including children, teens, parents and grandparents. We believe that our stores, which are primarily located in malls, are destination locations and draw guests from a large geographic reach. Our stores average approximately 3,000 square feet in size and have a highly visual and colorful appearance, including custom-designed fixtures featuring teddy bears and other themes relating to the Build-A-Bear Workshop experience.
      We also market our products and build our brand through our website and event-based locations such as the NBA All-Star Jam Session, and sports venues such as the Philadelphia Phillies’tm Citizens Bank Parktm, where we operate a Make Your Own Phanatictm by Build-A-Bear Workshop. In addition we have a nationwide multi-media marketing program that targets our core demographic guests, principally parents and children. The program incorporates consistent messaging across a variety of media and is designed to increase our brand awareness and store traffic by attracting more first-time and repeat guests.
      Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 26 million stuffed animals. We have grown our store base from 14 stores at the end of fiscal 1999 to 171 as of March 15, 2005 and increased our revenues from $169.1 million in fiscal 2002 to $301.7 million in fiscal 2004, for a compound annual revenue growth rate of 33.6%, and increased net income from $5.4 million in fiscal 2002 to $20.0 million in fiscal 2004, for a compound annual net income growth rate of 92.5%.
      We have received several industry awards which recognized our achievements with respect to growth, design, concept, and concept execution. For example, based on a survey of nearly 3,000 North American shopping center management professionals, we were one of six retailers to receive the “2004 Hot Retailer Award” from the International Council of Shopping Centers presented annually to retailers that “create products and services that bring customers to shopping centers” by continually re-inventing products “while creating an exciting and interesting shopping experience.” With a broad worldwide membership ranging from shopping center owners, developers, investors, and lenders to retailers, other professionals, academics and public officials, the International Council of Shopping Centers is a global trade association of the shopping center industry. We were also the sole recipient in 2001 of the “Retail Innovator of the Year” award recognizing a merchant’s “singular, innovative approach to the retail trade” from the National Retail Federation, a worldwide retail trade association with membership that comprises a variety of retail formats and channels of distribution and represents a number of state, national and international retail associations.
Competitive Strengths

We offer an exciting interactive shopping experience.
      Unlike most other mall-based retail stores, the Build-A-Bear Workshop experience is not exclusively product driven but rather integrates the stuffed animal-making process with our creative merchandise selection. Our highly visual and colorful stores feature a teddy bear theme, displays of numerous, fully-dressed stuffed animals and the selective use of special “bear” phrases such as “A hug is worth a thousand words,” “Be the bearer of good news” and “Ask not what a bear can do for you, but what you can do for a bear,” that decorate the walls of our stores. Our stores also include custom-designed features with larger-than-life details, including a moving Sentry Bear holding a large needle at the store’s opening, an exaggerated bathtub where our guests can fluff their new stuffed animals, and a 10-foot tall zipper column in the dressing area. Our fixtures are themed to our store design, including bins that look like spools of thread and display fixtures with bear head shapes, and our floors feature a customized tile inlay of the Build-A-Bear Workshop logo. These elements are collectively intended to immerse our guests in the teddy bear theme and add excitement to the shopping experience. We offer our guests an opportunity to actively participate in the creation, customization and personalization of their own stuffed animal and provide an environment in which our guests can become both physically and emotionally engaged in an entertaining retail experience that is fun and exciting. This experience, which can last from ten minutes to over an hour, and we believe averages approximately 45 minutes, allows our guests to individualize their chosen animals by:

•	selecting the amount of stuffing;

•	making a special wish on the distinctive, three-dimensional, fabric heart before placing it inside the animal;

•	choosing a pre-recorded message or creating a personalized voice message for the animal;

•	dressing the animal in selected clothing and accessories; and

•	creating the animal’s birth certificate.
      When finished, our guests carry their purchases from our stores in our signature packaging, including our “Cub Condo” carrying case, “Beararmoire” clothing carrier, “CubCase” suitcase or “Bear Bunk Trunk,” which also are intended to raise awareness and recognition of our brand.

We have a broad and loyal guest base.
      We believe our distinctive retail entertainment shopping experience has made Build-A-Bear Workshop a destination retailer with a broad and loyal guest base that enjoys our concept and therefore returns to make additional purchases. Our major guest segments include:

•	families with children, primarily age three to twelve;

•	their grandparents, aunts and uncles;

•	teen girls who occasionally bring along their boyfriends; and

•	child-centric organizations, such as scouting organizations and schools, looking for interactive entertainment options.
      We believe our success in creating an exciting and memorable shopping experience is reflected by our guest satisfaction scores. During fiscal 2004, 90% of guests who completed our guest satisfaction survey gave their overall experience the highest or the second highest rating, with 75% giving the highest rating of “Beary Best.” Approximately 80% of returning guests who responded to our surveys in 2003 indicated that they pre-planned their visit to our stores. We believe the loyalty of our guests is further demonstrated by the number of return visit purchases. Over 45% of all stuffed animals registered in our database in fiscal year 2004 were associated with a household that had previously purchased a stuffed animal from our store. In addition, in fiscal 2004, over 30% of our transactions did not include a stuffed animal purchase but rather purchases of clothing and other items which we believe were for previously purchased animals.
      Our active store environment also makes our stores an attractive location for birthday and other parties which we believe introduce new guests to our stores. In 2004, Build-A-Bear Workshop hosted approximately 1.2 million children at over 116,000 pre-scheduled parties, further expanding awareness of the Build-A-Bear Workshop brand as a family-oriented entertainment destination concept.

We have strong merchandising expertise.
      Through our in-house design and product development team, we have developed a coordinated, creative and broad merchandise assortment, the vast majority of which is designed by us. Our exclusive products, which include a variety of animals, clothing, shoes and accessories, are branded with the Build-A-Bear Workshop mark and include authentic features. Our merchandising strategy emphasizes inventory flexibility, well-edited, high-quality product selections, operating efficiencies and the avoidance of merchandise markdowns and promotions in order to maximize gross margins. Through guest feedback and monitoring the fashion and entertainment markets, we are able to offer current fashions that drive clothing and accessory sales as well as respond to other market influences that generate product line and animal additions, including our line of shoes for stuffed animals licensed from and designed by SKECHERS® or stuffed animal outfits licensed from Limited Too® or professional sports leagues, including MLBtm. Our experienced product development team regularly evaluates new and innovative fashion styles and trends and introduces new items and retires existing items in order to maintain an exciting merchandise assortment for our guests. We also consult regularly with our Cub Advisory Board, made up of children from: 9 to 19 years of age, which gives us valuable input and feedback on our merchandise.
      We typically carry approximately 450 individual products, each represented by a stock-keeping unit, or “SKU,” in our stores, as we intend for each item to be highly productive. Our product line includes approximately 30 to 35 varieties of animals to be stuffed as well as a wide variety of other items which are displayed creatively throughout the store. We believe this merchandising strategy, along with the Build-A-Bear Workshop experience, has created a strong value proposition for our guests that allows us to emphasize the product and the experience rather than the price, avoiding the need to discount our products to drive sales.

We provide a high level of guest service through consistent execution.
      We devote significant resources and attention to guest service in order to provide a dynamic and interactive retail-entertainment experience for our guests. In fiscal 2004, we hired less than 2.0% of applicants for store manager positions. We carefully select and train our store employees to promote a friendly and personable store environment and to provide a high level of guest service. Our employee retention rates are above average, based on 2004 industry data, and contribute to the consistency and quality of the guest experience. We give store managers approximately 90 hours of training at our “Bear University” before they begin work in their stores as well as ongoing training on topics such as our corporate values, sales skill development and leadership. Our Bear Builder associates complete a twenty hour in-store training course including details on the bear making process and specific training on leading parties. We receive ongoing feedback from our guests through in-store contact, emails and surveys regarding our products, experience and guest service. Research we conducted in 2003 indicated that 80% of guests who have visited more than one store rate their experience between stores as “very similar,” indicating a high degree of consistency in store execution across our store base. The same research indicated that such guests, when asked what can be done to improve their overall experience, indicated 76% of the time that “nothing” could be done to improve their store experience. We provide additional value to our guests through many events that we plan around holidays, birthdays and other Build-A-Bear Workshop product launches.

We have an attractive store economic model.
      We believe that we have developed an appealing retail store model that is profitable and operates successfully in a variety of geographies, malls and non-mall locations. We have a site selection process that utilizes a number of criteria, including economic and demographic variables and our internal sales forecasting tools. Substantially all of our new stores have generated strong guest traffic and have been profitable in the first twelve months of operation.
      Our stores open for the entire period averaged $602 in net retail sales per gross square foot and $1.9 million in net retail sales per store in fiscal 2004. This compares favorably with the $366 in average sales per square foot for non-anchor mall tenants for 2004, as reported by the International Council of Shopping Centers. Our store contribution as a percentage of net retail sales, excluding revenue from our webstore and seasonal and event-based locations, was 26.4% in fiscal 2004, and our total net income as a percentage of total revenues was 6.6% in fiscal 2004. For a reconciliation of store contribution to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
      We have reduced the average investment for our new stores in all major categories by working with our equipment and fixture suppliers to gain cost improvements while maintaining our quality standards, by gaining efficiencies of scale as our order quantities have grown, and by working with our contractors to streamline the construction process in building our stores. For stores opened in fiscal 2004, our investment per store, which includes the cost of leasehold improvements (net of tenant allowances which are considered lease incentives and classified as an operating cash flow), fixtures and equipment, inventory (net of trade payables), and pre-opening expenses, averaged $412 thousand, a decrease of 15% from the average investment for stores opened in fiscal 2003. In addition, we currently target a smaller sized store than we have opened in the past. Currently, our new mall-based store target size is 2,800 square feet, compared to an average store size of approximately 3,000 square feet for our existing mall-based stores as of January 1, 2005. We believe we can achieve similar sales results, operate as efficiently, and serve our guests as effectively in this smaller store while improving our overall profitability.

We have a highly experienced and disciplined management team.
      Our senior management team has extensive experience in a variety of retail sectors and in corporate management, averaging 27 years of relevant experience. Our management team is led by our Chief Executive Bear, Maxine Clark, who founded our company and has over 33 years of experience in the retail industry. As we have continued to build our company, we have added key leaders in selected areas of our business, including the addition of Barry Erdos as our President and Chief Operating Officer Bear in 2004, who brings over 34 years of experience with some of the leading retailers in the United States. We believe we have attracted a highly talented and experienced team to continue to grow the Build-A-Bear Workshop brand and our company.
      We believe we employ a deliberative and disciplined management process that is brand driven and balances careful measurement and analysis of our business with experienced merchandising and guest insight. Despite our rapid growth, we work to maintain a small-company feel that encourages collaboration, creative thinking and interaction at all levels. Our core values include teamwork, striving for superior results, including in our financial performance, open communication, and a commitment to learning. We strive to be a socially responsible citizen in the communities in which we operate. For example, we hold charitable events such as our annual “Stuffed with Hugs” day through which over 100,000 stuffed animals have been donated to charitable organizations and in late 2004 we introduced our “Huggable Heroes” program as a way to recognize young heroes who impact their communities through charitable and volunteer activities. Similarly, we support local children’s cancer organizations, local animal shelters and children’s literacy programs by giving a portion of the proceeds from the sale of selected stuffed animals to these causes.
Growth Strategy
      Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand. We expect our brand to grow in awareness and recognition as we continue to add additional locations domestically and internationally and pursue our expanded marketing efforts. We believe that the strength of our brand will allow us to continue to attract guests, as well as to develop key strategic relationships. The key elements of our strategy are:

Continue to expand our store base in the United States and Canada.
      We have increased our mall-based and tourist store locations throughout the United States and Canada from 14 at the end of fiscal 1999 to 171 as of March 15, 2005. We expect to open 28 to 30 new stores in fiscal 2005 in new and existing markets in the United States and Canada. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada.
      Included in our 2005 planned store openings is the opening of our flagship store in New York City during the summer of 2005. The store will be approximately 21,550 square feet and will showcase the Build-A-Bear Workshop brand and store experience in one of the most important retail markets in the world. We believe this store will introduce many new customers from across New York, the United States and foreign countries to our concept. Our store will include a full line of our international product offerings, a shop where customers can design their own t-shirts for stuffed animals, a restaurant and party rooms. We will carry licensed products that are specially designed for this New York City location, including logo products and local sports team merchandise. We will also feature a comprehensive assortment of our third-party licensed lifestyle products.

Continue to expand our retail concept outside the United States and Canada.
      We believe that there is continued opportunity to grow our Build-A-Bear Workshop concept and brand outside of the United States and Canada. Our franchisees have retail or real estate experience and are currently operating 12 Build-A-Bear Workshop stores in several foreign countries under master franchise agreements on a country-by-country basis. We have agreements with franchisees in the United Kingdom, Japan, South Korea, Denmark, Australia, France, the Republic of China (Taiwan) and Sweden. In fiscal 2003, our first franchised store opened in the United Kingdom. We expect our franchisees to open between 15 and 20 new stores in fiscal 2005 under existing and anticipated franchise agreements. We believe there is a market potential for approximately 350 franchised stores outside the United States and Canada.

Continue to expand non-mall locations.
      In addition to mall-based and tourist locations, we believe we have growth opportunities for locations in high-traffic venues with captive audiences such as seasonal tourist venues and sports stadiums. These venues generally attract a different demographic than what we typically attract to our mall locations. We believe our presence in these alternative venues enhances our brand awareness and introduces new guests to our concept, which can lead to increased customer traffic for our mall-based stores. In 2004, we opened an approximately 380 square foot, in-park store location at Citizens Bank Parktm, home of the Philadelphia Philliestm baseball club, where guests can “Make Your Own Phanatictm” or make the Build-A-Bear Workshop mascot Bearemy. In April, 2005, we expect to open additional ballpark stores in Great American Ballparktm in Cincinnati, Ohio, where fans can make the Cincinnati Reds’tm mascot, Gappertm, and Jacobs Fieldtm in Cleveland, Ohio where fans can make the Cleveland Indians’tm mascot, Slidertm. We are in discussions with other professional sports teams about opening additional similar locations. While growth opportunities in sport stadiums and tourist locations may be limited, we believe the experience we are gaining from these alternative retail arrangements can be expanded into other non-mall locations, such as theme parks, cruise ships and other seasonal tourist locations.

Seek to expand into new lines of experiential retail.
      We believe that consumer demand for additional experiential retail concepts is relatively untapped and that our expertise in product development and providing a consistent shopping experience can be applied to other experiential retail brands and concepts. We expect to be able to leverage our extensive guest database to market these new brands and concepts.

      In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. We believe these stuffable, poseable, huggable dolls, which are approximately fifteen inches tall with an emphasis on fashion, hair and make-up, bring to dolls what Build-A-Bear Workshop has brought to teddy bears — an opportunity to participate in the creation and customization of the doll. The target customer for Friends 2B Made is a girl age 5 to 12. While these dolls continue to be offered from a separate display fixture in selected, existing Build-A-Bear Workshop stores, in November 2004, we opened two freestanding Friends 2B Made stores adjacent to our Build-A-Bear Workshop stores in Easton Town Center in Columbus, Ohio and in The Mall at Robinson in Pittsburgh, Pennsylvania.
      Opening Friends 2B Made stores adjacent to Build-A-Bear Workshop stores allows us to leverage store payroll costs, infrastructure, and information technology as well as manage a consistent and memorable guest experience. We expect to open three additional Friends 2B Made stores in fiscal 2005, one in our flagship store in New York City and two adjacent to Build-A-Bear Workshop stores. In addition to evaluating the stores’ performance, we are monitoring the seasonality of the doll business, adjusting our merchandise assortments, and adding additional product lines as we determine the long term potential of this concept.

Pursue other non-retail opportunities.
      We have entered into a series of licensing arrangements with leading manufacturers, such as Accessory Partners, American Greetings, Creative Imaginations, Dream Apparel, Elan-Polo, HarperCollins, Hasbro, Mattel and Springs, to develop a collection of lifestyle Build-A-Bear Workshop branded products including backpacks and luggage, greeting cards, scrapbook supplies, sleepwear, shoes, books, toys and bedding, fabric and bath accessories. We believe those products have the potential to integrate the Build-A-Bear Workshop brand into our guests’ lifestyles and other play activities enhancing our brand image and keeping our brand awareness top-of-mind with our guest. Since August 2004, a line of Build-A-Bear Workshop mini-plush toy kits and accessories from Hasbro has been featured exclusively in Target stores. In addition, since Fall 2004, a line of scrapbooking papers and accessories from Creative Imaginations has been distributed to premier scrapbooking stores and a line of activity books by HarperCollins has been distributed to select bookstores, including Amazon.com®. As of March 15, 2005 we had licensing agreements with 25 licensees. We believe that these licensing initiatives have the potential to expand the reach of our brand, raise brand awareness, reach shoppers in non-mall locations, add to our revenues and increase our profitability. We select licensees that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise. We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop mark adhere to our quality, value and usability standards.
Industry and Guest Demographics
      While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible product is stuffed animals, including our flagship product, the teddy bear, a widely adored stuffed animal for over 100 years. According to data published by the International Council of Toy Industries, worldwide sales of retail plush toys was approximately $4.4 billion and retail sales of dolls was approximately $6.6 billion in 2000, which combined represent about 20% of the $55 billion worldwide toy industry (excluding video games). In addition, a study conducted for the Toy Industry Association reported U.S. sales of retail plush toys was $1.2 billion and retail sales of dolls was $2.5 billion in 2003, for a combined total of over $3.7 billion. In 2004, Playthings Magazine ranked us as the 18th largest toy retailer in the United States for 2003 based on sales.
      Our guests are very diverse, spanning broad age ranges and socio-economic categories. Major guest segments include families with children, primarily ages 3 to 12, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools. Based on information compiled from our guest database for 2004, the average age of the recipient of our stuffed animals at the time of purchase is ten years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.
      According to the United States Census Bureau, in 2003 there were over 60 million children age 14 and under in the United States. While the size of this population group is projected to remain relatively stable over the next decade, the economic influence of this age group is expected to increase. Based on a recent third-party publication, we believe that children’s spending has doubled every ten years for the past three decades, tripling in the 1990s. Direct spending by children aged four to twelve was estimated at $2.2 billion in 1968, $4.2 billion in 1984 and $17.1 billion in 1994 and 2002 estimates placed spending by this demographic at $40 billion. By 2006, children are expected to directly spend more than $50 billion as well as influence hundreds of billions of dollars in additional family spending.
The Build-A-Bear Workshop Experience
      We believe our guests, from toddlers to grandparents, associate a visit to Build-A-Bear Workshop with a hands-on, entertaining experience, a focus on quality merchandise and a fun store environment. Our stores are designed to be open and inviting with an entryway that spans that majority of our storefront with wide aisles to accommodate families and groups. Our highly visual and colorful stores feature a teddy bear theme, displays of numerous, fully-dressed stuffed animals and custom-designed fixtures that are intended to energize our guests and add to the overall shopping atmosphere. Special “bear” phrases are used selectively in our store design, such as “Beauty is in the eye of the bearholder,” “I never met a teddy I didn’t like” and “It doesn’t hurt to let your stuffing show,” in order to convey the values and culture of the Build-A-Bear Workshop brand.
      Guests who visit Build-A-Bear Workshop enter a teddy-bear-themed environment consisting of eight stuffed animal-making stations. Cheerful proprietary teddy bear music plays, and the sign system is easy to read to distinguish each station and direct the guests through the animal-making process. At each station a friendly and knowledgeable Bear Builder associate is available to explain the process.
      The animal-making process is comprised of the following eight stations:

•	Choose Me: Upon entering our stores, guests are greeted by our First Impressions Bear who introduces our concept and our collection of furry stuffed animals. Depending on the season, we typically offer between 30 and 35 varieties of animals, including teddy bears, bunnies, dogs, kitties, a frog, a monkey, or a pony as well as a selection of limited edition Collectibear products. Fully stuffed versions of the animals are displayed along a wall so guests can see and touch each animal before selecting an unstuffed animal, or skin, of their own.

•	Hear Me: Guests may select from 16 sound choices to insert inside the animal, including our “Build-A-Sound” option which allows a guest to record their own ten-second message to further personalize their animal. Pre-recorded sounds can also be selected, including giggles, barks, meows, and other animal sounds as well as songs or messages such as “I love you.”

•	Stuff Me: With the assistance of a Bear Builder associate, the guest pumps stuffing into the animal until it reaches the appropriate firmness and passes the guest’s own “huggability” test. After the guest pumps the pedal of the stuffing machine, they participate in our signature “heart ceremony” in which they make a special wish before placing the distinctive, three-dimensional, fabric heart inside the animal.

•	Stitch Me: The Bear Builder associate sews up the back of the animal through an exclusively licensed, pre-laced system. Before closing the animal, the Bear Builder associate inserts a unique barcode into the animal. Our “Find-A-Bear” identification system allows us to reunite a missing stuffed animal with its registered owner if it is ever lost and returned to us at one of our stores.

•	Fluff Me: Guests air wash and fluff the stuffed animal with air blowers and brushes at our “bear bath.” This step ensures the new animal is well-groomed and “paw-fectly huggable.”

•	Dress Me: We carry a variety of clothing items, outfits, and accessories so our guests can customize their stuffed animals. Clothing items include t-shirts with slogans such as “Hug Freely” to wear with jeans, “Hibernities,” our exclusive sleepwear for stuffed animals, multi-piece outfits and authentic sports uniforms. Our stores associates, also known as Pawsonal Shoppers, are trained in bear fashion coordination and are on hand to help select the “pawfect” accessories such as “Bearyjane” shoes, glasses, or hats. The popularity of our Dress Me station is evidenced by the large number of transactions made by guests returning to purchase outfits and other items for what we believe to be a previously purchased animal; this category comprised over 30% of all transactions in fiscal 2004.

•	Name Me: Guests proceed to a computer terminal where they sit and are guided through a child-friendly program that allows them to name their animal and also register their personal information in our Find-A-Bear identification system. The animal’s name will appear on its own personalized birth certificate or storybook. Since the majority of our registrants are children 12 years of age and under, we are extremely sensitive to privacy issues and have a strict policy that governs our database use and maintenance and do not share personally identifiable data with any third parties for marketing purposes.

•	Take Me Home: As the new stuffed animal friend is packaged for its trip home, along with its birth certificate or story, in its very own collectible “Cub Condo,” guests can recite the “Bear Promise” to complete the experience. Clothing and accessories go home in our “Beararmoire” or “Bear Bunk Trunk.” Each animal receives a “Lifetime Paw Pass” so they can return and visit our stores to be restitched, restuffed or refluffed whenever their owner wishes.
      The duration of a guest’s experience can vary greatly depending on his or her preferences. While most guests choose to participate in the assembly process described above, which we believe takes an average of 45 minutes to complete, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our “Bear Bucks” gift certificates or pre-made animals in only a few minutes.
Merchandising and Product Development
      Through our in-house design and product development team, we have developed a coordinated, creative and broad merchandise assortment, including a variety of animals, clothing, shoes and accessories. We believe our merchandise is an integral part of our concept and that the proprietary design of many of the products we offer is a critical element of our success while the authentic and fashionable nature of our products greatly enhances our brand’s appeal to our guests. Our product development team regularly monitors current fashion and culture trends in order to create products that we believe are most appealing to our guests, often reflecting similar styling to the clothes our guests wear themselves. We test our products on an on-going basis to ensure guest demand supports order quantities. We also consult regularly with our Cub Advisory Board, which is made up of children from 9 to 19 years of age, which gives us valuable input and feedback on our merchandise. Through our focused vendor relationships, we are able to source our merchandise in a manner that is cost-effective, maximizes our speed to market and facilitates rapid reorder of our best-selling items.
      There are approximately 450 SKUs in our store at any one time so we intend for each item to be highly productive. Our product line typically includes approximately 30 to 35 varieties of animals to be stuffed, as well as a wide variety of other items, such as athletic uniforms, seasonal costumes and our exclusive Hibernities sleepwear collection, fun accessories, such as glasses, hats, Paw Wear, and sports equipment as well as other “Bear Stuff” accessories including backpacks, Comfy Stuff Fur-niture and camping equipment. We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NBA and MLBtm team apparel, SKECHERS® shoes or Limited Too clothing. In February 2005, as part of our participation in the NFL Experience at Superbowl XXXIX, we introduced NFL related merchandise including NFC and AFC championship and Superbowl themed merchandise. Later this year, we will introduce products featuring other popular brands including Sanrio’s Hello Kitty, Harley-Davidson, and a Batman costume which will coincide with the upcoming release of the Warner Brother’s movie, Batman Begins. Our clothing is inspired by human fashion and includes authentic details such as functional buttons, working pockets, belt loops, and zippers and are customized for our animals with child-friendly, easy-to-dress details such as an opening for the stuffed animal’s tail and adjustable closures to help fit any size Build-A-Bear Workshop animal.
Our clothing includes:

•	complete athletic uniforms, including NBA, NHL and MLBtm branded items

•	casual sportswear, including branded items from Limited Too

•	costumes (including various new items for holidays)

•	dress up (bride, tuxedo, prom)

•	Hibernities (sleepwear)

•	outerwear

•	T-shirts (including collegiate Tiny Tees)

•	UndiBears (underwear)
Our accessories include:

•	glasses and sunglasses

•	“pet” accessories for stuffed dogs

•	cell phones

•	hats, handbags, backpacks and totes

•	Paw Wear (shoes and sandals)

•	slippers

•	SKECHERS® shoes

•	socks
Our other products include:

•	camping equipment

•	sports equipment (including skateboards and snowboards)

•	Bear Care products

•	sounds

•	Comfy Stuff Fur-niture
      We display examples of stuffed animals in various outfits throughout the store to give guests ideas on how to personalize their own animal. Each animal has a Seal of Pawthenticity indicating that the stuffed animal being purchased is designed to meet our strict quality control standards. We also introduce and retire animals to keep our selection current and periodically introduce limited edition Collectibears which appeal to children as well as more serious collectors. Other collector series include “Bearemy’s Kennel Pals” in which a portion of the proceeds from the sale of each animal are paid to local animal shelters and stray pet rescue organizations across the country. New animals in 2004 included Sesame Workshop’s Elmo by Sesame Street® and the holiday release of Rudolph the Red-Nosed Reindeer® by Classic Media which became the highest selling holiday animal in our history.

      In 2005, we will enhance our product offerings, particularly clothing and accessories, in key categories of merchandise including baby, sports, and dogs. We will add customized “shops” within select stores that highlight the expanded merchandise assortments with new signage and additional fixtures.
      In our New York City flagship store, we will also add licensed products that are inherent to the NYC location including “I heart NY” logo products, official NYPD (New York Police Department) and FDNY (New York Fire Department) merchandise and a New York cabbie uniform. The flagship store’s merchandise assortment will also include the sports uniforms (NY Metstm, NY Yankeestm, NY Knicks, and NY Rangers) of New York area teams.
      The skins for our animals are produced from high quality acrylic materials, and the stuffing is made of a high-grade polyester fiber. We believe all of our products meet Consumer Product Safety Commission requirements for toys and American Society for Testing and Materials specifications for toy safety in all material respects. We periodically have samples of all items sold in our stores tested at independent laboratories for compliance with these requirements. Packaging and labels are developed for each product to communicate age grading and any special warnings which may be recommended by the Consumer Product Safety Commission.
      Our products are offered at prices intended to attract guests across a broad cross-section of income levels, with stuffed animals ranging from $10 for a cuddly 14-inch Lil Caramel Cub to $25 for a 16-inch Beary Limited Edition Polar Bear and other limited edition Collectibears. Clothing ranges in price from $3 to $15, accessories range from $1.50 to $12, and Paw Wear shoes range from $5 to $8. Our average transaction in fiscal 2004 was approximately $32. Given the high value proposition we believe we offer our guests, we historically have not had seasonal or advertised sales events or markdowns, but we selectively use coupons and frequent shopper discounts for our most loyal guests, as well as gift-with-purchase promotions.
Marketing
      We believe that the strength of the Build-A-Bear Workshop brand is a competitive advantage and an integral part of our strategy. Unlike other mall based retailers that frequently use markdowns or sale events to drive sales, at Build-A-Bear Workshop we use marketing to raise brand awareness and drive traffic to our stores. Our goal is to continue to build the awareness of our brand and the recognition of our name as a destination retailer that provides experience-based shopping across a broad range of age groups and demographics.
      Historically, our marketing program relied heavily on our retail store locations, word-of-mouth referrals, public relations, and direct mail campaigns to our proprietary guest database in order to build our brand and attract new guests. After conducting market research in 2003, we concluded we had a significant opportunity to raise awareness of our brand and began developing a more integrated marketing plan that included national television advertising and online components. Starting in November 2003, we tested our new marketing program in selected, representative markets. Based on the results of the test, in February 2004 we rolled the program out on a national basis and realized an increase of 18% in our comparable store sales for fiscal year 2004. Our advertising expenditures were $6.0 million (3.5% of total revenues) in fiscal 2002, $10.1 million (4.7% of total revenues) in fiscal 2003 and $22.7 million (7.5% of total revenues) in fiscal 2004, reflecting the rollout of our new marketing initiative.
      We employ several different marketing programs to drive traffic to our stores and grow awareness of our brand. Because we have a relatively balanced quarterly business, we can benefit from advertising campaigns that run in all four quarters of the year.
      Television and Online Advertising. We feel that the interactive product and experience that we offer is most effectively communicated in media such as television that offers high visual and sensory impact, particularly for new potential guests. When we rolled out our television advertising on a national basis, we focused on a mix of children’s cable programming that has high co-viewing levels for adults, particularly mothers. During key gift giving times we also advertise on programming targeting adult women. Online advertising supports the television messaging and is featured on popular, family-oriented websites. We believe that television and online advertising will continue to be critical in our marketing mix, particularly in our current brand building stage as we take steps to raise consumer awareness of our products and services.
      Direct Mail and Email. We have over 11 million unique household addresses in our database and we have developed a targeted direct mail program using purchasing history data for each household. In fiscal 2004, we mailed nearly 8.6 million catalogs to our best guests, typically mailing seasonal multi-page catalogs for Valentine’s Day, Spring, Summer, back-to-school and Holiday. These color catalogs are typically 12 to 16 pages in length and are intended to drive traffic to our stores by featuring new merchandise offerings and announcing special events that are timely to that season. Store displays support our direct mail materials and allow us to capitalize on mall traffic while helping guests find the featured merchandise. Specialty targeted mailings include sending a birthday card to selected guests that includes a $5 birthday coupon. Also integrated into our marketing plan is an email program which is designed to bring guests to our stores for special events, new animal launches, new product offerings, and new store openings. Generally, the messaging is targeted to specific age groups or interest groups while reaching approximately 1.0 million guests per mailing. In addition to greetings on their own birthdays, select guests receive a greeting via email on the anniversary of the creation of each stuffed animal friend inviting them to visit the store and get a birthday gift for their furry friend.
      Parties. In 2004 we hosted over 116,000 parties in our stores with approximately 1.2 million children attending. We believe these parties typically introduce at least two of every ten party guests to our concept for the first time. Each child receives an age appropriate “goody bag” that includes a return visit coupon as well as a rotating offering of small gifts. Parties can be scheduled in our stores, online or through our guest service center and are promoted via in-store events, local parent and family publications and in our direct mail program. Each store may also do local party promotion to schools, scout troops, day care centers and other child-centric organizations in their area.
      Store Events. We have developed special in-store and in-mall events to enhance the entertainment and memorable nature of our store visits. The majority of our in-store events are created to tie into holidays and new product launches. The events generally take place over a weekend and are promoted via in-store signage, guest invitations, the website and email solicitations. Many of our returning guests have come to anticipate these events, planning them into their family weekend activities.
      Our in-store and in-mall event calendar has scheduled an average of two events per store, per month, including events such as “Love Stuff Headquarters” for Valentine’s Day, and the “Kooky Spooky Bear Bash” at Halloween. Our life-sized mascots, Bearemy and Pawlette Coufur, are typically present at these events to entertain our guests and promote our brand. We believe these events create a sense of community for our guests, help increase repeat visits, and appeal to collectors of our products.
      In 2004, we launched our party season in all of our stores with our Ultimate Build-A-Party store event and promotion which was tied to Leap Day. Special gifts were sent to Leap Day birthday celebrants around the United States and Canada. Each guest with a February 29th birthday was offered a free bear and 40% of these promotional offers were redeemed in our stores. In addition, all qualifying guests visiting our stores that weekend were given a t-shirt gift with their purchase. In two days, we gave away nearly 60,000 free t-shirts for children and adults. This promotion extended to our web site as well by encouraging guests to vote on the components of the “ultimate party.” This was our first national sweepstakes and over 45,000 guests entered. We expect to leverage our national store presence with large scale events similar to the Ultimate Build-A-Party on a regular basis. We featured similar national scale events in August with our Bearemy’s Awesome August Birthday Bash and in February 2005 with our Pawsome Family Fun Spot event.
      Website. In addition to e-commerce, our website, www.buildabear.com, offers guests the ability to find store locations, learn about new products, view the store event calendar, play games and send e-cards. Guests can also use our online party scheduler to schedule parties on a real-time basis. For fiscal 2004, approximately 38% of our parties were booked using our online party scheduler. Our website is managed by an internal staff that keeps it current on a daily basis, maintains brand and content consistency and minimizes costs and execution time. We have implemented programs and policies designed to comply with the standards under the Federal Children’s Online Privacy Protection Act.
      Public Relations. Public relations is an important aspect of our marketing and is closely tied to our charitable programs like “Nikki’s Network”, our global “Stuffed With Hugs Day” and this year’s “Huggable Heroes” contest. We have also been featured in national and local business publications and other media. Maxine Clark, our Chief Executive Bear, or other of our officers, have appeared in segments of the Today Show, CBS Morning Show, and other local and national broadcasts telling the Build-A-Bear Workshop story. In fiscal 2004, we had over 269 million audience impressions as a result of unpaid publicity in the United States and Canada, based on quantitative results provided by media tracking companies. In 2002, to celebrate the 100th year of the teddy bear, we were invited to participate in the Macy’s Thanksgiving Day Parade® and we have sponsored floats in the parade for the past three years and expect to participate in this parade again in 2005.
      Tourism Marketing. We also have high volume store locations in selected popular tourist markets such as the Downtown Disney® District at the Disneyland® Resort in Anaheim, California, Broadway at the Beach in Myrtle Beach, South Carolina, Chicago’s Navy Pier, Las Vegas, Nevada and Destin, FL. Although limited, we believe there are additional location opportunities for large tourist stores in the United States and Canada. We utilize billboards, local tourist media and radio to increase visitor traffic and, by tracking registrations in our Find-A-Bear identification database, we believe we introduce our concept to many first-time guests through our tourist locations who then visit their local Build-A-Bear Workshop stores when they return home.
      Mobile Marketing. In fiscal 2004, we sold our products at events such as the 2004 NBA All-Star Jam Session and MLBtm John Hancock All-Star FanFest® through an 800 square foot temporary store location. Based on our success at these events, in early 2005 we developed our Build-A-Bear Workshop On Tour mobile store, a 53-foot trailer that opens into a complete 800 square foot store. Our primary objective with our mobile store operations is to introduce more people to our brand in order to drive more traffic to our traditional mall-based locations. In 2005, our mobile store has already participated in several regional and sports events including the South Florida Fair, the NFL Experience at Superbowl XXXIX and made a repeat appearance at the NBA All-Star Jam Session. The mobile store is scheduled to visit approximately 25 events around the country throughout the year. Over 50% of the customers at our first three mobile events in 2005 registered in our database for the first time indicating we are meeting our objective of increasing awareness of our brand experience.
Licensing and Strategic Relationships
      We have developed licensing and strategic relationships with some of the leading retail and cultural organizations in the United States and Canada. We believe that our guest base and our position in our industry category makes us an attractive partner and our customer research and insight allows us to focus on strategic relationships with other companies that we believe are appealing to our guests. We plan to continue to add strategic relationships on a selective basis with companies who share our vision for our brand and provide us with attractive brand-awareness, marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice.
      Product and Merchandise Licensing. We have key strategic relationships with select companies, including World Wildlife Fund®, SKECHERS®, the NBA, the WNBA®, MLBtm, Limited Too, Disney NFL and First Book® and, in Canada, the NHL® and World Wildlife Fund Canada in which we use their brands on our products sold in our stores. These strategic relationships allow both parties to generate awareness around their brands. We have relationships with groups that pursue socially responsible causes, as well as companies that have strong consumer brands, in order to respond to our guests’ interests. For example, in connection with our relationship with World Wildlife Fund, we have introduced the Giant Panda, the Beary Limited Edition

Lion, Tiger, Leopard and the Polar Bear. One dollar from the sale of each of these animals is paid to World Wildlife Fund. We also have a license agreement with footwear retailer SKECHERS® to sell their branded shoes for our stuffed animals. Our license agreement with Limited Too grants us the exclusive right to use certain Limited Too marks in connection with plush toy accessories and apparel, which allows our guests to purchase outfits for their animals identical to their own outfits from Limited Too. We also have limited exclusive licenses to use certain MLBtm and NHL® marks in connection with plush toys or make-your-own stuffed animals. We also license a variety of college and university logos that we sell on t-shirts for our stuffed animals. In 2005 we expect to introduce products under licensing arrangements for Sanrio’s Hello Kitty, Harley-Davidson and Warner Brother’s Batman character.
      Promotional Arrangements. We have also developed promotional arrangements with selected organizations. Our arrangements with the Chicago Cubstm, St. Louis Cardinalstm and New York Metstm have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium. In 2005, we have planned to repeat similar promotions with the Cubstm, Cardinalstm and Metstm and have added promotional days with the Kansas City Royalstm and Pittsburgh Piratestm. Player appearances at our stores by these clubs as well as the New York Liberty WNBA team draw large crowds to select store locations. We also have arrangements featuring product sampling, cross promotions and shared media with companies such as Lego and Macy’s as well as targeted promotions with key media brands like Nickelodeon Magazine and Radio Disney.
      Third Party Licensing. We have entered into a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop branded products including backpacks and luggage, greeting cards and calendars, scrapbook supplies, sleepwear, children’s shoes, books, toys and bedding, fabric and bath accessories. We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability. We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise. We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards. We have entered into licensing arrangements for our branded products with leading manufacturers including Accessory Partners, American Greetings, Creative Imaginations, Dream Apparel, Elan-Polo, HarperCollins, Hasbro and Springs. Since August 2004, a line of Build-A-Bear Workshop mini-plush toy kits and accessories from Hasbro has been featured exclusively in Target stores. In addition, since Fall 2004, a line of scrapbooking papers and accessories from Creative Imaginations has been distributed to premier scrapbooking stores and a line of activity books by HarperCollins has been distributed to select bookstores throughout the country.
Employees and Training
      We are committed to providing a great experience for our diverse team of associates as well as our guests. We have a distinctive culture that we believe encourages contribution and collaboration. We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance. All store managers receive comprehensive training through our Bear University program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores. We extensively train our associates on the bear-making process and the customer experience. In fiscal 2004, we hired less than 2% of applicants for store manager positions. We focus on employing and retaining people who are friendly and focused on guest service. Our above average employee retention rates, based on 2004 industry data, contribute to the consistency and quality of the guest experience. Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys. Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded. We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.

      As of January 1, 2005, we employed approximately 750 full-time and 5,000 part-time employees. We divide our United States and Canadian store base into two geographic regions, which are supervised by our Chief Workshop Bear and two Regional Workshop Directors. Bearitory Leaders are responsible for each of our 21 bearitories consisting of between four and ten stores. Each of our stores generally has a full-time Chief Workshop Manager and two full-time Assistant Workshop Managers in addition to hourly Bear Builder associates, most of whom work part-time. The number of part-time employees fluctuates depending on our seasonal needs. In addition to the approximately 5,500 employees at our store locations, we employ approximately 230 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri. We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants. Store managers and Bearquarters associates pass specific profile assessments. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.
International Franchises
      In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. Currently we intend to only franchise locations outside the United States and Canada. As of March 15, 2005, there were 12 Build-A-Bear Workshop franchised stores located in the United Kingdom, Japan, Australia and Denmark. In addition, we have agreements with franchisees in France, South Korea, Sweden, and the Republic of China (Taiwan). All of our stores outside of the United States and Canada are operated by third party franchisees under separate master franchise agreements covering each country. Master franchise rights are typically granted to a franchisee for an entire country for a specified term. The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time franchise fee and continuing franchise fees based on a percentage of sales made by the franchisees’ stores. The terms of these agreements range up to ten years with a franchise option to renew for an additional term if certain conditions are met. All such franchised stores have similar signage, store layout and merchandise characteristics to our stores in the United States and Canada. Our goal is to have well-capitalized franchisees with expertise in retail operations and real estate in their respective country. We work in conjunction with our franchisees in the development of their business and store growth plans. We approve all franchisees’ orders for merchandise and have oversight of their operational and business practices in an effort to ensure they are in compliance with our standards. We expect our current and anticipated franchisees to open 15-20 new stores in fiscal 2005 in both existing and new countries.
Sourcing and Inventory Management
      We do not own or operate any manufacturing facilities. Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China. We purchased approximately 71% of our inventory in fiscal 2004, approximately 76% in fiscal 2003 and approximately 74% in fiscal 2002 from two vendors. In addition, in fiscal 2004, we purchased approximately 15% of our inventory from a third vendor. After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing companies in Asia that are approved by us based on our quality control and labor standards. Our suppliers can be used interchangeably as each has a sourcing network for multiple product categories and can expand its factory network as needed. We continue to diversify our vendor structure as we grow in size and as the number of product categories in our stores increases. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis.
      Since our inception, we have significantly increased our inventory and supply chain management efficiencies. The average time from the beginning of production to arrival of the products into our stores is approximately 90 to 120 days. Our weekly tracking and reporting tools give us the capabilities to promptly adjust to shifts in demand and help us to negotiate prices with our vendors. Through a regular analysis of selling trends, we periodically update our product assortment by increasing productive styles and eliminating less productive SKUs. Our distribution centers provide further logistical efficiencies for delivering merchandise to our stores.
Distribution and Logistics
      A third-party provider warehouses and distributes a large portion of our merchandise at a 200,000 square foot distribution center in St. Louis, Missouri under an agreement that expires on March 31, 2005. We are in the process of negotiating a new agreement with the same third-party. We also have smaller third-party distribution centers in Toronto, Canada, under an agreement that may be terminated with 120-day notice, and in Los Angeles, California, under an agreement that expires on March 30, 2007. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once per week on a regular schedule which allows us to consolidate shipments in order to reduce distribution and shipping costs. Store shipments from our third-party distribution centers are scheduled throughout the week in order to smooth workflow and stores that are part of the same shipping route are grouped together to reduce freight costs.
      Transportation from the warehouses to the stores is managed by several third-party logistics providers. Merchandise is ground-shipped to one of 61 third-party pool points which then deliver merchandise to the stores on a pre-arranged schedule. Back-up supplies, such as Cub Condo carrying cases and stuffing for the animals, are often stored in limited amounts at these local pool points.
Management Information Systems and Technology
      Management information systems are a key component of our business strategy and we are committed to utilizing technology to enhance our competitive position. Our information and operational systems utilize a broad range of both purchased and internally developed applications which support our guest relationships, marketing, financial, retail operations, real estate, merchandising, and inventory management processes. The systems are accessed over a company-wide network providing our employees with access to our key business applications. Sales and daily deposit information is collected from the stores’ point-of-sale terminals on a daily basis as well as guest information from our Name-Me system and is used to support key decisions in all areas including merchandising, allocation, and operations. We completed the installation of our new e-commerce software for our website in October 2004, the installation of our new point-of-sale system is expected to be completed by the end of March 2005 and the introduction of our new merchandise planning system is expected to be completed by the third quarter of fiscal 2005. These new systems are intended to improve our operational efficiency as well as purchasing and inventory control processes. To further improve our operations, we have begun development of a human resources and financial management system which we expect to implement in fiscal 2006.
      We have developed and maintain proprietary software including domestic and international versions of our Name Me kiosk, Find-A-Bear identification, and our party scheduling systems. We have also filed an application for patent protection in the U.S. and Canada for the party scheduling system. We regularly evaluate strategic information technology initiatives focused on competitive differentiation and support of corporate strategy as well as tactical initiatives focused on reinforcing our internal support systems, both of which help support our growth and develop our business. Over the next several years, we also plan to replace or modify certain other systems. Our critical systems are reviewed on a regular basis to evaluate disaster recovery plans and the security of our systems.
Competition
      We view our Build-A-Bear Workshop experience as a distinctive combination of entertainment and retail. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Sears, Kmart and Target and other discount chains, as well as with a number of companies that sell teddy bears in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, amusement parks and arcades, and other mall-based entertainment venues.
      We are aware of several small companies that operate “create your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none offers the breadth and depth of the Build-A-Bear Workshop experience or operates as a national retail company.
      We believe one of our competitive advantages is our ability to provide high-quality products to our guests in a fun, family-friendly, service-oriented environment and that we compete on the following bases:

•	offering a highly satisfying overall shopping experience;

•	store environment and ambiance;

•	guest service;

•	location;

•	product presentation;

•	product quality and selection, including licensed products from brands such as Limited Too, the NBA, the NHL®, MLBtm, SKECHERS® and Disney; and

•	price.
      Many of our competitors have longer operating histories, significantly greater financial, marketing and other resources, and greater name recognition than we do. We cannot assure you that we will be able to compete successfully with them in the future, particularly in geographic locations that represent new markets for us.
Intellectual Property and Trademarks
      As of January 1, 2005, we had obtained over 150 U.S. trademark registrations, including Build-A-Bear Workshop® for stuffed animals and accessories for the animals, retail store services and other goods and services, over 30 issued U.S. patents with expirations ranging from 2013 through 2018 and over 120 copyright registrations. In addition, we have over 100 U.S. trademark and six U.S. patent applications pending. We also license five U.S. patents from third-parties, including a patent for the pre-stitching system used for closing up our stuffed animals after they have been stuffed (U.S. Patent No. 6,109,196). Pursuant to an exclusive patent license agreement with Tonyco, Inc. dated March 12, 2001, we were granted an exclusive license for use of the patent in retail stores similar to ours. While we have the right to sublicense the patent, the licensor has agreed not to grant rights to any of our competitors. In the event that we or the licensor has reason to believe that a third party is infringing upon the patent, the licensor is generally required to bear the expenses required to maintain and defend the patent. The term of the agreement is for the full life of the patent and any improvements thereon. The term will expire in 2019 unless we terminate the agreement, upon notice to the licensor, in the event that the patent lapses due to the licensor’s non-payment of maintenance taxes and fees for the patent. We paid the licensor $760,000 for the license. All payments due under the license have been made and no ongoing payments are required by us.
      We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property and the registrations for the intellectual property. We rely on trademark, copyright and other intellectual property law to protect our proprietary rights to the extent available in any relevant jurisdiction. We also depend on trade secret protection through confidentiality and license agreements with our employees, subsidiaries, licensees, licensors and others. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Any infringement or misappropriation of our intellectual property rights or breach of our confidentiality or license agreements could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of one or more competitive advantages and decreased revenues. In addition, intellectual property litigation or claims could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and time-consuming if it is possible to do so.
      Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party could copy or otherwise obtain information from us without authorization. Accordingly, we may not be able to prevent misappropriation of our intellectual property or to deter others from developing similar products or services. Further, monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.
      We also conduct business in foreign countries to the extent our merchandise is manufactured or sold outside the United States and have opened stores outside the United States in the past two years, either directly or indirectly through franchisees. We filed, obtained or plan to file for registration of marks in foreign countries to the degree necessary to protect these marks, although our efforts may not be successful and further there may be restrictions on the use of these marks in some jurisdictions.
Segments and Geographic Areas
      We conduct our operations through three reportable segments consisting of retail operations, the international segment and the licensing and entertainment segment. The retail operations include the operating activities of the stores in the United States and Canada and other retail delivery operations, including our web-store and non-mall locations such as tourist venues and sports stadiums. The international segment includes the licensing activities of our franchise agreements with locations outside of the United States. The licensing and entertainment segment has been established to market the naming and branding rights of our intellectual properties for third party use. See the financial statements included elsewhere in this annual report on Form 10-K for further discussion and financial information related to our segments.
      Our reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. See the financial statements included elsewhere in this annual report on Form 10-K for further discussion and financial information related to geographic areas in which we operate.

RISK FACTORS
      The risks, uncertainties and other factors set forth below may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks occur, our business may be adversely affected, the trading price of our common stock could decline, and you may lose all of part of your investment.
Risks Related to Our Business

If we are not able to maintain comparable store sales growth, our results of operations could be adversely affected.
      Our comparable store sales for fiscal 2004 increased 18.1% principally as a result of the nationwide multi-media marketing program we initiated in February 2004 and an improved economy. However, our comparable store sales declined 15.9% and 9.7% in fiscal 2003 and 2002, respectively. We believe the principal factors that will affect comparable store results are the following:

•	the continuing appeal of our concept;

•	the effectiveness of our marketing efforts to attract new and repeat guests;

•	consumer confidence and general economic conditions;

•	our ability to anticipate and to respond, in a timely manner, to consumer trends;

•	the continued introduction and expansion of our merchandise offerings;

•	the impact of new stores that we open in existing markets;

•	mall traffic;

•	competition;

•	the timing and frequency of national media appearances and other public relations events; and

•	weather conditions.
      As a result of these and other factors, we may not be able to maintain comparable stores sales growth in the future. If we are unable to maintain comparable store sales growth our results of operations could be significantly harmed.

Our future growth and profitability could be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness and guest traffic.
      In February 2004, after development and testing in selected markets, we introduced nationwide a multi-media marketing program targeting our core demographic guests, principally parents and children, which contributed to an increase in our comparable store sales in fiscal 2004. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of this marketing program and future marketing efforts that we undertake, including our ability to:

•	create greater awareness of our brand, interactive shopping experience and products;

•	identify the most effective and efficient level of spending in each market;

•	determine the appropriate creative message and media mix for marketing expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	select the right markets in which to market; and

•	convert consumer awareness into actual store visits and product purchases.
      Our planned marketing expenditures may not result in increased total or comparable store sales or generate sufficient levels of product and brand name awareness. We may not be able to manage our marketing expenditures on a cost-effective basis.

Our growth strategy requires us to open a significant number of new stores in the United States and Canada each year. If we are not able to open new stores or to effectively manage this growth, it could adversely affect our ability to grow and could significantly harm our profitability.
      Our growth will largely depend on our ability to open and operate new stores successfully in the United States and Canada. We opened 21, 43, and 37 stores in fiscal 2004, 2003, and 2002, respectively. We plan to open 28 to 30 new stores in the United States and Canada in fiscal 2005 and anticipate further store openings in subsequent years. Our ability to identify and open new stores in desirable locations and operate such new stores profitably is a key factor in our ability to grow successfully. We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new stores can be profitably operated. We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations. For example, as of March 15, 2005, we have closed two stores. We cannot assure you that we will not have other stores in the future that we may have to close. Our ability to open new stores and to manage our growth also depends on our ability to:

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	finance the preopening costs, capital expenditures and working capital requirements of the stores;

•	manage inventory to meet the needs of new and existing stores on a timely basis;

•	hire, train and retain qualified store personnel;

•	develop cooperative relationships with our landlords; and

•	successfully integrate new stores into our existing operations.
      In Summer 2005, we anticipate opening our flagship store in New York City. This store will be much larger than our typical mall-based stores and include additional facilities, such as a restaurant, that we do not currently operate in our stores. Because we have little experience with this type of store, we may be unable to generate revenues from this store at a level that justifies keeping the store open. Closing this store could not only have an adverse impact on our profitability, as the costs of opening this store will be much larger than those for a typical store, but also, as our flagship store, could have an adverse impact on the Build-A-Bear Workshop brand.
      Increased demands on our operational, managerial and administrative resources as a result of our growth strategy could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability.

If we are not able to franchise new stores outside of the United States and Canada, if we are unable to effectively manage our international franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.
      In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. We intend to continue expanding outside of the United States and Canada through franchising in several countries over the next several years. As of March 15, 2005, there were 12 Build-A-Bear Workshop franchised stores located in the

United Kingdom, Japan, Denmark, and Australia. We have limited experience in franchising and we may not be successful in maintaining and implementing our international franchising strategy. In addition, we cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. These markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing United States and Canadian markets, which may cause these stores to be less successful than those in our existing markets. Additionally, our franchisees may experience merchandising and distribution challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.
      The success of our franchising strategy will depend upon our ability to attract qualified franchisees with sufficient financial resources to develop and grow the franchise operation and upon the ability of those franchisees to develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising strategy may not be profitable to us and, moreover, our image and reputation may suffer. For example, our franchisees in South Korea and France have performed below expectations and the store in South Korea has been closed. We have transferred the franchise agreement for South Korea to another party and are seeking to transfer the agreement for France. Furthermore, even if our international franchising strategy is successful, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business strategies and objectives, we are responsible for ensuring the success of the Build-A-Bear Workshop brand and all of our stores.
      The laws of the various foreign countries in which our franchisees operate govern our relationships with our franchisees. These laws, and any new laws that may be enacted, may detrimentally affect the rights and obligations between us and our franchisees and could expose us to additional liability.

If we are unable to generate interest in and demand for our interactive retail experience, including being able to identify and respond to consumer preferences in a timely manner our financial condition and profitability could be adversely affected.
      We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that our past success will be sustained or there will continue to be a demand for our “make your own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our animals, animal apparel or accessories, or a misjudgment of consumer preferences or fashion trends, could have a negative impact on our business, financial condition and results of operations. Furthermore, we may be unable to attract guests to and generate demand for our new Friends 2B Made interactive shopping experience. If our Friends 2B Made concept fails to be successful and we determine not to continue it, we may incur charges as a result and it may have an adverse impact on the Build-A-Bear Workshop brand. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

A decrease in the customer traffic generated by the shopping malls in which we are located, which we depend upon to attract guests to our stores, could adversely affect our financial condition and profitability.
      While we invest heavily in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on customer traffic in the malls in which our stores are located. In order to generate guest traffic, we generally attempt to locate our stores in prominent locations within high traffic shopping malls. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations. We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. If we are unable to generate sufficient guest traffic, our sales and results of operations would be harmed. A significant decrease in shopping mall traffic could have a material adverse effect on our financial condition and profitability.

A decline in general economic conditions could lead to reduced consumer demand for our products and have an adverse affect on our liquidity and profitability.
      Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general or perceived slowdown in the United States or Canadian economy or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability.

Our market share may be adversely impacted at any time by a significant number of competitors.
      We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Sears, Kmart and Target and other discount chains, as well as with a number of manufacturers that sell plush toys in the United States and Canada, including, but not limited to, Ty, Fisher Price, Mattel, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “create your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that currently none of these companies offers the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot assure you that they will not compete directly with us in the future.
      Many of our competitors have longer operating histories, significantly greater financial, marketing and other resources, and greater name recognition. We cannot assure you that we will be able to compete successfully with them in the future, particularly in geographic locations that represent new markets for us. If we fail to compete successfully, our market share and results of operations could be materially and adversely affected.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.
      The success of our business depends upon our senior management closely supervising all aspects of our business, in particular the operation of our stores and the design, procurement and allocation of our merchandise. Also, because guest service is a defining feature of the Build-A-Bear Workshop corporate culture, we must be able to hire and train qualified managers and Bear Builder associates to succeed. The loss of certain key employees, including Maxine Clark, our founder and Chief Executive Bear, Barry Erdos, our President and Chief Operating Officer Bear, or other members of our senior management, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified store associates could have a material adverse effect on our business, financial condition and results of operations. We generally do not maintain key person insurance with respect to our executives, management or other personnel, except for limited coverage of our Chief Executive Bear which we do not believe would be sufficient to completely protect us against losses we may suffer if her services were to become unavailable to us in the future.

We rely on a few vendors to supply substantially all of our merchandise, and any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.
      We do not own or operate any manufacturing facilities. We purchased approximately 71% of our merchandise in fiscal 2004, approximately 76% in fiscal 2003, and approximately 74% in fiscal 2002, from two vendors. In addition, our third largest vendor accounted for approximately 15% of our merchandise purchases in fiscal 2004 as compared to approximately 9% and 8% in fiscal 2003 and 2002, respectively. These vendors in turn contract for our orders with multiple factories for the production of merchandise. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.

Our merchandise is manufactured by foreign manufacturers; therefore the availability and costs of our products may be negatively affected by risks associated with international manufacturing and trade.
      We purchase our merchandise from domestic vendors who contract with manufacturers in foreign countries, primarily in China. Any event causing a disruption of imports, including the imposition of import restrictions or labor strikes or lock-outs, could adversely affect our business. For example, in fiscal 2002, we experienced disruption to our import of merchandise as well as increased shipping costs associated with a dock-worker labor dispute. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. New outbreaks of highly infectious epidemics in Asia, or elsewhere, such as SARS and avian influenza, or Asian bird flu, and concerns over its spread could have a negative impact on commerce and general economic conditions in Asia and could result in quarantines or closures of our suppliers’ facilities in Asia, including China, and adversely impact our ability to purchase goods from our suppliers. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors.

Our profitability could be adversely affected by high petroleum products prices.
      The profitability of our business depends to a certain degree upon the price of petroleum products, both as a raw material used in the production of our animal skins and as a component of the transportation costs for delivery of inventory from our vendors to our stores. Petroleum prices have recently risen to historic or near historic highs. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

We rely on third parties to manage the warehousing and distribution aspects of our business. If these third parties do not adequately perform these functions, our business would be disrupted.
      The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States in a timely manner. We depend on third party distribution centers in St. Louis, Missouri, Los Angeles, California and Toronto, Canada to receive and warehouse substantially all of our merchandise and supplies. We rely on additional third parties to ship all of our merchandise and supplies from the distribution centers to our stores. Events such as fires, tornadoes, earthquakes or other catastrophic events, malfunctions of our third party distributors’ distribution information systems, shipping problems or termination of our distribution agreements by such distributors would result in delays or disruptions in the timely distribution of merchandise to our stores, which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.
      Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the timing of new store openings and related expenses;

•	the profitability of our stores;

•	increases or decreases in comparable store sales;

•	the timing and frequency of our marketing initiatives;

•	changes in general economic conditions and consumer spending patterns;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings;

•	the effectiveness of our inventory management;

•	actions of competitors or mall anchors and co-tenants;

•	seasonal shopping patterns, including whether the Easter holiday occurs in the first or second quarter and other vacation schedules;

•	the timing and frequency of national media appearances and other public relations events; and

•	weather conditions.
      If our future quarterly results fluctuate significantly or fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially.

Our failure to renew, register or otherwise protect our trademarks could have a negative impact on the value of our brand names and our ability to use those names in certain geographical areas.
      We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success. We rely on trademark, copyright and other intellectual property laws to protect our proprietary rights. We also depend on trade secret protection through confidentiality and license agreements with our employees, subsidiaries, licensees, licensors and others. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand, competitive advantages or goodwill and result in decreased revenues.

      Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party could copy or otherwise obtain information from us without authorization. Accordingly, we may not be able to prevent misappropriation of our intellectual property or to deter others from developing similar products or services. Further, monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type has resulted in and could result in further substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

We may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.
      Other parties have asserted in the past, and may assert in the future, trademark, patent, copyright or other intellectual property rights that are important to our business. We cannot assure you that others will not seek to block the use of or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, patent or other proprietary rights. Defending any claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.
      In addition, there may be prior registrations or use of intellectual property in the U.S. or foreign countries for similar or competing marks or other proprietary rights of which we are not aware. In all such countries it may be possible for any third party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us were successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.
      We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year of the lease. In addition, most of our leases will expire within the next ten years and generally do not contain options to renew. Furthermore, some of these leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters within the malls. In addition, the lease for our store in the Downtown Disney® District at the Disneyland® Resort in Anaheim, California provides that the landlord may terminate the lease at any time, subject to the payment of an early termination fee. As a result, we cannot assure you that the landlord will not exercise its right to terminate this lease.

We have entered into various transactions with certain related parties which may not reflect arms-length terms.
      We have entered into various transactions with parties that have or had relationships with us, including, but not limited to, employment with us, familial relationships with our employees or beneficial ownership of greater than 5% of certain classes of our outstanding capital stock. These transactions relate to, among other things, the purchase of furniture and fixtures for new stores, leases, real estate management, construction and related services, and design services. We cannot assure you that all such transactions were on terms that are at least as beneficial to us as the terms we could have obtained in a similar transaction with an unrelated third party.

We depend heavily on our communications and information systems, which are vulnerable to systems failures.
      Our business is highly dependent on communications and information systems. Any failure or interruption of our systems, including those associated with new systems implementations or system upgrades, could significantly harm our business, including our sales, distribution, purchasing, inventory control, merchandising and financial controls. We cannot assure you that we will not suffer any of these systems failures or interruptions from power or telecommunication failures, natural disasters or otherwise, or that our back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Terrorism and the uncertainty of future terrorist attacks or war could reduce consumer confidence and mall traffic which could adversely affect our operating results.
      Terrorist acts or acts of war may cause damage or disruption to our facilities, information systems, vendors, employees and guests, which could significantly harm our revenues and results of operations. In the future, fears of war or additional acts of terrorism, including alerts specifically listing malls as potential terrorist targets, may have a negative effect on mall traffic, consumer confidence or consumer discretionary spending patterns, as well as have an adverse effect on the economy in general. This impact may be particularly harmful to our business because we rely heavily on mall traffic, discretionary consumer spending and consumer confidence levels.

We are subject to potential challenges relating to overtime pay and other regulations that impact our employees, which could adversely affect our business.
      Various labor laws, including federal, state and Canadian laws, govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. A determination that we do not comply with these laws could harm our profitability or business reputation. In particular, as a retailer, we may be subject to challenges regarding the application of overtime and related pay regulations to our employees which could result in additional expense and liability. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence or mandated health benefits could also materially adversely affect us.

We may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that our guests believe are unethical, or if our products are recalled or cause injuries.
      We rely on our sourcing personnel to select manufacturers with legal and ethical labor practices, but we cannot control the business and labor practices of our manufacturers. If one of these manufacturers violates labor laws or other applicable regulations or is accused of violating these laws and regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, we could in turn experience negative publicity or be sued.
      Many of our products are used by small children and infants who may be injured from usage. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, in January 2003 we voluntarily recalled a product due to a possible safety issue, for which a vendor reimbursed us for certain related expenses. Negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position.

Although we currently have liability insurance, we cannot assure you that it would cover product recalls and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future.

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the annual report on Form 10-K for the fiscal year ending December 31, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.
      Each year we must perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price. We determined that, as of January 1, 2005, our internal control over financial reporting was not effective as there was a material weakness in our controls over the selection, monitoring and review of assumptions and factors affecting lease accounting practices due to an error in our interpretation of U.S. generally accepted accounting practices. See Item 9A of this annual report on Form 10-K.
      If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Auditing Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Portions of our business are subject to privacy and security risks. If we improperly obtain, or are unable to protect, information from our guests, we could be subject to liability and damage to our reputation.
      In addition to serving as an online sales portal, our website, www.buildabear.com, features children’s games, e-cards and printable party invitations and thank-you notes, and provides an opportunity for children under the age of 13 to sign up, with the consent of their parent or guardian, to receive our online newsletter. We currently obtain and retain personal information about our website users. In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear identification system. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulations include or may include requirements that companies establish procedures to:

•	give adequate notice regarding information collection and disclosure practices;

•	allow consumers to have personal information deleted from a company’s database;

•	provide consumers with access to their personal information and the ability to rectify inaccurate information;

•	obtain express parental consent prior to collecting and using personal information from children; and

•	comply with the Federal Children’s Online Privacy Protection Act.
      Such regulation may also include enforcement and redress provisions. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our website is designed to be fully compliant with the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations.
      We have a stringent privacy policy covering the information we collect from our guests and have established security features to protect our guest database and website. However, our security measures may not prevent security breaches. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If third persons were able to penetrate our network security and gain access to, or otherwise misappropriate, our guests’ personal information, it could harm our reputation and, therefore, our business and we could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our website, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection of data from children. Such charges could adversely impact guest relationships and ultimately cause a decrease in net sales and also expose us to litigation and possible liability.
Risks Related to Owning Our Common Stock

The market price of our common stock may be materially adversely affected by market volatility which could result in costly and time-consuming securities litigation.
      The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	actual or anticipated variations in comparable store sales or operating results;

•	changes in financial estimates by research analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	changes in the retailing environment;

•	changes in the market valuations of other specialty retail companies; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.
      In addition, we cannot assure you that an active trading market for our common stock will continue which could affect our stock price and the liquidity of any investment in our common stock.
      The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock.
      In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation.

A large percentage of our voting stock is held by a relatively small number of people, which allows them to control substantially all matters requiring stockholder approval.
      As of January 1, 2005, our executive officers, directors and principal stockholders and their affiliates owned 51.8% of our outstanding common stock. If these stockholders act together, they would be able to elect our board of directors and control all other matters requiring approval by stockholders, including the approval of mergers, going private transactions and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The public sale of our common stock by existing stockholders could adversely affect the price of our common stock.
      The market price of our common stock could decline as a result of sales by our existing stockholders in the future or the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests.
      Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions:

•	restrict various types of business combinations with significant stockholders;

•	provide for a classified board of directors;

•	limit the right of stockholders to remove directors or change the size of the board of directors;

•	limit the right of stockholders to fill vacancies on the board of directors;

•	limit the right of stockholders to act by written consent and to call a special meeting of stockholders or propose other actions;

•	require a higher percentage of stockholders than would otherwise be required to amend, alter, change or repeal our bylaws and certain provisions of our certificate of incorporation; and

•	authorize the issuance of preferred stock with any voting rights, dividend rights, conversion privileges, redemption rights and liquidation rights and other rights, preferences, privileges, powers, qualifications, limitations or restrictions as may be specified by our board of directors.
      These provisions may:

•	discourage, delay or prevent a change in the control of our company or a change in our management, even if such change may be in the best interests of our stockholders;

•	adversely affect the voting power of holders of common stock; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.

We do not anticipate paying cash dividends, and accordingly stockholders must rely on stock appreciation for any return on their investment in us.
      We paid a special $10.0 million cash dividend to our stockholders in August 2004. We anticipate that we will retain our earnings for future growth and therefore do not anticipate paying cash dividends in the future.

As a result, only appreciation of the price of the common stock will provide a return to investors in this offering. Investors seeking cash dividends should not invest in our common stock.

ITEM 2.	PROPERTIES
Stores
      As of March 15, 2005, we operated 171 retail stores located primarily in major malls throughout the United States and Canada. Our mall-based stores generally range in size from 2,000 to 4,000 square feet and average approximately 3,000 square feet while our tourist location stores currently range up to 6,000 square feet. We are planning to open an approximately 21,550 square foot flagship store in New York City during the summer of 2005. Our stores are designed to be open and inviting for guests of all ages with an entryway that spans the majority of our storefront with wide aisles to accommodate families or groups. Our typical store has an oversized “sentry bear” at the front entry and features two stuffing machines, five Name-Me computer stations, display units and flooring to enhance the guest traffic flow through the store. We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as a forecasting model that projects a potential location’s first year sales. We have identified a significant number of target sites that meet our criteria for new stores in malls and tourist locations. We seek to locate our mall-based stores near major customer entrances to or in the center of malls and adjacent to other children, teen and family retailers. After we approve a site, it typically takes approximately 23 weeks to finalize the lease, design the layout, build out the site, hire and train associates, and stock the store for opening.
      We lease all of our store locations. Due to our attraction as a family-oriented entertainment destination concept, with average net sales per gross square foot that in fiscal 2004 generally exceeded the average for the malls in which we operated, we have received numerous requests from mall owners and developers to locate a Build-A-Bear Workshop store in their malls. We believe that we generally have negotiated favorable exclusivity provisions in our leases.
      Most of our leases have an initial term of ten years. A number of our leases provide a lease termination or “kick out” option to either party in a pre-determined year, typically the third or fourth year of the lease, if we do not meet certain agreed upon minimum sales levels. In addition, our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Most of our leases also require the payment of a fixed minimum rent as well as percentage rent based on sales in excess of agreed upon minimum annual sales levels.
      Following is a list of our 171 stores in the United States and Canada by state and province as of March 15, 2005:

Number of
State	Stores

Alabama	2
Arizona	3
Arkansas	1
California	13
Colorado	4
Connecticut	4
Delaware	1
Florida	7
Georgia	5
Hawaii	1
Idaho	1

Number of
State	Stores

Illinois	6
Indiana	4
Iowa	2
Kansas	2
Kentucky	2
Louisiana	1
Maine	1
Maryland	4
Massachusetts	8
Michigan	3
Minnesota	1
Missouri	4
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	11
New York	10
North Carolina	5
Ohio	8
Oklahoma	2
Oregon	2
Pennsylvania	8
South Carolina	3
Tennessee	5
Texas	12
Utah	2
Virginia	6
Washington	3
Wisconsin	3
Province
British Columbia	1
Alberta	2
Ontario	2
Non-Store Properties
      In addition to leasing all of our store locations, we lease approximately 52,000 square feet for our corporate headquarters, or World Bearquarters, in St. Louis, Missouri. Our “World Bearquarters” houses our corporate staff, our call center and our on-site training facilities. The lease commenced on January 1, 2005 with a four-year term, and may be extended for two additional five-year terms. We also lease approximately 8,000 square feet in St. Louis, Missouri for our web fulfillment site. This lease has approximately six months remaining.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time we are involved in ordinary routine litigation common to companies engaged in our line of business. We are involved in several court actions seeking to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As of the date of this annual report on Form 10-K, we are not involved in any pending legal proceedings that we believe would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
October 10, 2004 Written Consent Action
      Effective October 10, 2004, the stockholders of the Company unanimously adopted and approved by written consent action pursuant to Section 228 of the Delaware General Corporation Law the following: (1) the Company’s Amended and Restated Bylaws to be effective following completion of the Company’s initial public offering; (2) the division of the Board of Directors (the “Board”) into three classes; (3) the 2004 Associate Stock Purchase Plan; and (4) compensation for the Company’s non-management directors as recommended and approved by the Board.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	Fiscal 2004

	High	Low

Fourth Quarter	$35.15	$23.55
Issuer Purchases of Equity Securities
      We do not have any programs or plans to repurchase shares of our common stock and no such repurchases were made by us or any of our affiliate companies during the fourth quarter of fiscal 2004.
Recent Sales of Unregistered Securities
      During fiscal 2004, the registrant issued and sold the following unregistered securities:

1. From March 31, 2004 through April 26, 2004, the registrant granted options to purchase 299,734 shares of its common stock, to members of its management team and other employees, pursuant to its 2002 Stock Option Plan. Such options were granted at an exercise price of $8.78. Options to purchase an aggregate of 3,250 shares have been canceled without being exercised. Under the 2002 Stock Option Plan and the option agreements, the options vest ratably in installments of one-fourth per year starting on the first anniversary of the date of the grant. The purchase price of the common stock under each option was equal to at least 100% of the fair market value, or at least 110% of the fair market value with respect to any individual who owns more than 10% of the total combined voting power of all classes of common stock, as determined by the compensation committee. The awards of options described in this item 1 were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 of the Securities Act, in that they were made either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701 and the aggregate exercise price of options awarded during any consecutive 12-month period was less than the maximum amount allowed pursuant to Rule 701, or in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

2. On May 19, 2004, the registrant granted nonqualified stock options to purchase 2,500 shares of its common stock to a director pursuant to its 2002 Stock Option Plan. Such options were granted at an exercise price of $8.78. Under the 2002 Stock Option Plan and the option agreement, the options vest ratably in installments of one-fourth per year starting on the first anniversary of the date of the grant. The purchase price of the common stock under each option was determined by registrant’s compensation committee. These options have been forfeited. The award of options described in this item 2 was deemed to be exempt from registration under the Securities Act by virtue of Rule 701 of the Securities Act, in that it was made either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701 and the aggregate exercise price of options awarded during any consecutive 12-month period was less than the maximum amount allowed pursuant to Rule 701, in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

      The recipients of securities in the transactions described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the registrant.
Dividend Policy
      We paid a special $10.0 million cash dividend to our stockholders in August 2004. We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business, and we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant. Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA
      Throughout this annual report on Form 10-K, we refer to our fiscal years ended January 1, 2005, January 3, 2004, December 28, 2002, December 29, 2001, and December 30, 2000 as fiscal years 2004, 2003, 2002, 2001, and 2000, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. Fiscal years 2004, 2002, 2001 and 2000 included 52 weeks and fiscal year 2003 included 53 weeks. All of our fiscal quarters presented in this annual report on Form 10-K included 13 weeks, except for the quarter ended January 3, 2004, which had 14 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week period prior to that date, except for the quarter ended January 3, 2004, where we are referring to the 14-week period prior to that date.
      The following table sets forth for the periods indicated, our selected consolidated financial and operating data. The balance sheet data for fiscal years 2004 and 2003 and the statement of operations and other financial data for fiscal years 2004, 2003 and 2002 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The balance sheet data for fiscal years 2002, 2001 and 2000 and the statement of operations and other financial data for fiscal years 2001 and 2000 are derived from our unaudited financial statements that are not included in this annual report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.
      See the notes to our consolidated financial statements for an explanation of the method used to determine the numbers of shares used in computing basic and diluted net earnings (loss) per common share.
      Financial data as of and for the fiscal years 2003, 2002, 2001 and 2000 has been restated to reflect adjustments necessary to properly reflect the changes discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Prior Results.”

	Fiscal Year

		2003	2002	2001	2000
	2004	(restated)	(restated)	(restated)	(restated)

	(Dollars in thousands, except share, per share and per gross square foot data)
Statement of operations data:
Total revenues	$301,662	$213,672	$169,138	$106,622	$55,408
Costs and expenses:
Costs of merchandise sold	151,588	116,287	90,655	56,599	29,043
Selling, general and administrative	115,308	81,091	65,628	41,100	23,713
Store preopening	2,186	3,859	3,949	3,921	2,846
Impairment charge (credit)	(54)	—	—	1,006	—
Litigation settlement	—	—	—	1,550	—
Interest expense (income), net	(299)	(58)	(88)	64	(98)

Total costs and expenses	268,729	201,179	160,144	104,240	55,504

Income (loss) before income taxes and minority interest	32,933	12,493	8,994	2,382	(96)
Minority Interest	—	—	—	122	—

Income (loss) before income taxes	32,933	12,493	8,994	2,504	(96)
Income tax expense (benefit)(1)	12,934	4,875	3,557	1,011	(239)

Net income	19,999	7,618	5,437	1,493	143
Cumulative dividends and accretion of redeemable preferred stock	1,262	1,970	1,971	824	343
Cumulative dividends on nonredeemable preferred stock	263	455	455	455	342

Net income (loss) available to common and participating preferred stockholders	$18,474	$5,193	$3,011	$214	$(542)

Net income (loss) allocated to common stockholders	$8,519	$116	$67	$7	$(542)

Net income allocated to participating preferred stockholders	$9,955	$5,077	$2,944	$207	$—

Earnings (loss) per common share(2):
Basic	$2.30	$0.53	$0.31	$0.03	$(2.49)
Diluted	$1.07	$0.43	$0.29	$0.03	$(2.49)

	Fiscal Year

		2003	2002	2001	2000
	2004	(restated)	(restated)	(restated)	(restated)

	(Dollars in thousands, except share, per share and per gross square foot data)
Shares used in computing common per share amounts:
Basic	3,702,365	217,519	217,519	217,519	217,519
Diluted	18,616,435	17,546,348	12,055,458	9,101,143	217,519
Other financial data:
Gross margin($)(3)	$148,881	$97,140	$78,468	$50,023	$26,365
Gross margin(%)(3)	49.5%	45.5%	46.4%	46.9%	47.6%
Capital expenditures(4)	$16,494	$24,917	$24,017	$25,293	$18,365
Depreciation and amortization	14,948	12,840	8,990	5,340	2,526
Cash flow data:
Cash flows provided by operating activities	$48,527	$31,770	$23,963	$18,150	$11,392
Cash flows used in investing activities	(17,732)	(27,035)	(25,531)	(26,949)	(19,069)
Cash flows provided by (used in) financing activities	15,931	—	(121)	19,256	12,874
Cash dividends declared per common share	$0.55	$—	$—	$—	$—
Store data(5):
Number of stores at end of period	170	150	108	71	39
Average net retail sales per store(6)(7)	$1,857	$1,605	$1,904	$2,003	$2,205
Net retail sales per gross square foot(7)(8)	$602	$502	$582	$634	$705
Comparable store sales change(%)(9)	18.1%	(15.9)%	(9.7)%	(6.7)%	5.1%
Balance sheet data:
Cash and cash equivalents	$67,327	$20,601	$15,866	$17,555	$7,098
Working capital	48,000	10,463	7,376	10,172	3,949
Total assets	189,237	128,210	105,893	81,264	45,572
Long-term debt	—	—	—	—	1,404
Redeemable preferred stock	—	37,890	35,920	33,964	12,116
Total stockholders’ equity	95,510	19,845	14,192	10,727	10,058

(1)	Before April 3, 2000, we were organized as a limited liability company. During that period, we were classified for federal and state income tax purposes as a partnership and as a result paid no income taxes as a corporation. Since April 3, 2000, we have been a C-corporation and have been liable for federal and state income taxes.

(2)	Assumes for fiscal year ended December 30, 2000: (i) conversion of membership units for periods prior to our conversion to a C-corporation; and (ii) the tax effect as if we had converted to a C-corporation as of the beginning of 2000. Basic earnings (loss) per common share gives effect to the allocation of net income (loss) available to common stockholders between common and participating preferred shares on a pro rata basis.

(3)	Gross margin represents net retail sales less costs of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

(4)	Capital expenditures consist of leasehold improvements, furniture and fixtures and computer equipment and software purchases.

(5)	Excludes our webstore and seasonal and event-based locations.

(6)	Average net retail sales per store represents net retail sales from stores open throughout the entire period divided by the total number of such stores.

(7)	When we refer to average net retail sales per store and net retail sales per gross square foot for any period, we include in those calculations only those stores that have been open for that entire period.

(8)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores.

(9)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this annual report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this annual report on Form 10-K.
Overview
      We are the leading, and only national, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of January 1, 2005, we operated 170 stores in 40 states and Canada and had 12 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as in event-based locations and sports venues.
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
      Selected financial data attributable to each segment for fiscal 2004, 2003 and 2002 are set forth in note 19 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
      For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “Revenues,” “Costs and Expenses” and “Expansion and Growth Potential” subsections of this Overview.

      We believe that we have developed an appealing retail store concept that, for stores open for the entire year, averaged $1.9 million in fiscal 2004, $1.6 million in fiscal 2003 and $1.9 million in fiscal 2002 in net retail sales per store. For a discussion of the changes in comparable store sales in fiscal years 2004, 2003 and 2002, see “— Revenues.” Store contribution, which consists of net income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, license revenues and contribution from our webstore and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore and seasonal and event-based locations, was 26.4% for fiscal 2004 and 23.8% for fiscal 2003, and total company net income as a percentage of total revenues was 6.6% for fiscal 2004 and 3.6% for fiscal 2003. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The store contribution of our average store, coupled with the fact that we have opened 133 stores since the beginning of fiscal 2001 and improved expense management, primarily through improved labor planning and reductions in store supply and other expenses in 2004, have been the primary reasons for our net income increasing during each of the last five fiscal years. Strong comparable store sales for fiscal 2004, along with the factors cited above, have been the primary reason for our increase in net income in fiscal 2004 as compared to fiscal 2003. Additionally, as we have added stores and grown our sales volume, the quantities of merchandise and supplies we purchase have increased which has created economies of scale for our vendors allowing us to obtain reduced costs for these items and increase our profitability.
      The increase in total store contribution has been partially offset by the increase in our central office general and administrative expenses required to support an expanding store base and international franchise operations. These expenses have grown at a slower rate, in percentage terms, than our number of stores and net retail sales. In addition, we significantly increased our advertising expenditures beginning in the fourth quarter of fiscal 2003, and these increased expenditures continued throughout fiscal 2004.
      We expect to grow our business primarily through the continued opening of new stores. Further, we expect to grow our net retail sales, including comparable store sales, as a result of the continuation of national television and online advertising which we added to our marketing mix in fiscal 2004. We also plan to increase our revenues through increasing the number of international franchised stores, as well as the addition of new licensees and sales of licensed products for which we receive license revenue.
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
      Following is a description and discussion of the major components of our statement of operations:
Revenues
      Net retail sales. Net retail sales are revenues from retail sales (including our web store and other non-mall locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift certificates are recognized at the time of redemption. Our guests use cash, checks and third party credit cards to make purchases. We classify stores as new or comparable stores and do not include our webstore or seasonal, event-based locations in our store count or in our comparable store calculations. Stores enter the comparable store calculation in their thirteenth full month of operation. We opened two Friends 2B Made stores adjacent to Build-A-Bear Workshop stores in 2004 and plan on opening three additional stores in 2005. These stores are either connected to or within a

Build-A-Bear Workshop store and share common store management, employees and infrastructure. These stores are considered expansions of the existing Build-A-Bear Workshop store and are not considered an addition to our total store count. The net retail sales of these expanded Build-A-Bear Workshop stores are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the expansion.
      We have a frequent shopper program for our U.S. stores whereby guests who purchase $100 of merchandise receive $10 off a future purchase. An estimate of the obligation related to this program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of original purchase. The deferred revenue obligation is reduced and a corresponding amount is recognized as net retail sales in the amount of and at the time of redemption of the $10 discount. We account for changes in the deferred revenue amount at the total company level only. This is due to the fact that the frequent buyer discount can be earned or redeemed at any of our store locations. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in the deferred revenue amount.
      We use comparable store sales as a key performance measure for our business. The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

Fiscal 2004	Fiscal 2003	Fiscal 2002

18.1%	(15.9)%	(9.7)%
      Comparable store sales increased 18.1% for fiscal 2004. We believe this change from the previous trend can be attributed primarily to two factors:

•	A change in our marketing strategy. During the fourth quarter of fiscal 2003, we tested in a limited number of markets the use of television and online advertising and determined that it was successful in attracting a higher number of new and repeat guests. In the first quarter of fiscal 2004, we implemented this marketing strategy on a national basis and quickly began achieving comparable store sales increases. We anticipate continuing this marketing approach for the foreseeable future.

•	An improved economy with higher levels of consumer confidence and a better retail climate.
      We believe the decrease in comparable store sales for fiscal 2003 and fiscal 2002 was largely the result of four factors:

•	A difficult economic environment, including lower consumer confidence levels and a weak retail climate.

•	Our inability to increase the number of transactions in comparable stores which we believe was the result of low brand awareness with potential new and repeat guests.

•	The transfer to new stores of a portion of existing stores’ sales, as we opened new stores in markets where we already operated one or more stores, causing the existing stores’ sales to decline, even though total sales in those markets increased. We expect this factor to continue to affect us as we add new stores in markets where we have existing stores.

•	The large amount of initial trial sales in the first year a store is open, which we believe results from the distinctive nature of our concept and the publicity we normally receive when we open a new store, does not necessarily continue at that level after this period. We expect this factor to continue to affect us, but it is difficult to predict to what degree, particularly if awareness of our brand continues to grow as a result of our change in marketing strategy.
      We realized significant growth in our comparable store sales in 2004 after the national rollout of our new multi-media marketing program. While we expect to realize continuing benefit from the ongoing marketing initiatives, we do not expect to achieve the same level of comparable store sales increases in 2005 as we did in 2004 as the impact of such ongoing marketing initiatives will not be as significant in future periods.
      Franchise fees: We receive an initial, one-time franchise fee per master franchise agreement which is amortized to revenue over the life of the respective franchise agreement. Master franchise rights are typically granted to a franchisee for an entire country or countries. Continuing franchise fees are based on a percentage of sales made by the franchisees’ stores and are recognized as revenue at the time of those sales.
      As of January 1, 2005, we had 12 stores operating under franchise arrangements in the United Kingdom (4), Japan (4), Denmark (2), and Australia (2). As of March 15, 2005, we also had agreements with franchisees covering South Korea, France, Sweden and the Republic of China (Taiwan).
      During fiscal 2004, our franchisees opened 12 stores, including one in Seoul, South Korea which was subsequently closed in December 2004. In February 2005, we transferred the franchise rights for South Korea to a new franchisee.
      Licensing revenue: Licensing revenue is based on a percentage of sales made by licensees to third parties and is recognized at the time of those sales. We have entered into a number of licensing arrangements whereby third parties manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop mark.
Costs and Expenses
      Costs of merchandise sold and gross margin: Costs of merchandise sold include the cost of the merchandise, royalties paid to licensors of third party branded merchandise, store occupancy cost, including store depreciation, freight costs from the manufacturer to the store, cost of warehousing and distribution, packaging, damages and shortages, and shipping and handling costs incurred in shipment to customers. Gross margin is defined as net retail sales less the costs of merchandise sold.
      We have been able to reduce the unit costs of our merchandise and packaging through economies of scale realized as our sales volume has grown. The increase in sales volume has also allowed us to reduce our freight, cost of warehousing and distribution costs as a percentage of net retail sales as a result of the cost efficiencies of shipping higher volumes of merchandise. We expect to maintain these efficiencies in the future.
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
      Central office general and administrative expenses have grown over time in order to support the increased number of stores in operation and we believe will continue to grow as we add stores, but we expect this increase to be at a lower rate than the percentage increase in total revenues. Advertising increased significantly with the introduction in fiscal 2004 of our national television and online advertising campaign and we anticipate increasing advertising expense as a percentage of net retail sales in fiscal 2005 as compared to fiscal 2004. Increases in comparable store sales results beginning in fiscal 2004 as well as improvements in store labor planning in the latter half of fiscal 2003 have resulted in lower store payroll as a percentage of net retail sales in fiscal 2004 as compared to fiscal 2003. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.
      We granted options during fiscal 2004 at an exercise price of $8.78 per share, which had been determined to be the fair value of our common stock at the time based on an independent appraisal. Subsequent to such grants, we determined that the fair value of the underlying common stock should have been deemed to be approximately $15.00 per share. As a result of this determination, this option issuance generated stock-based compensation of $1.9 million to be recognized over the vesting period of the 302,234 underlying options issued.

These options became fully vested upon the completion of our initial public offering on October 28, 2004. Accordingly, all unrecognized compensation expense related to this grant was recognized at that time and is reflected in the consolidated statement of operations for fiscal 2004 as a component of selling, general and administrative expense.
      Store preopening: Preopening costs are expensed as incurred and include store set-up, certain labor and hiring costs, and rental charges incurred prior to a store’s opening. Preopening costs for our flagship store in New York City are expected to be approximately $1.7 million in fiscal 2005, which will be significantly higher than the costs for a typical store.
      Impairment charge (credit): This includes the provision to write down to estimated net realizable value the long-lived assets of any store for which we have determined the carrying value will not be recovered through cash flows from future operations. The credit relates to the reversal of certain store closing costs following the decision to continue operations at a location previously designated for closure.
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
Expansion and Growth Potential

U.S. and Canadian Stores:
      The number of Build-A-Bear Workshop stores in the United States and Canada for the last three fiscal years can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2004	2003	2002

Beginning of period	150	108	71
Opened	21	43	37
Closed	(1)	(1)	—

End of period	170	150	108
      In fiscal 2005, we anticipate opening 28 to 30 Build-A-Bear Workshop stores in the United States and Canada. The 2005 new store openings will include a flagship store in New York City. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. In fiscal 2004, we opened two Friends 2B Made stores adjacent and connected to existing Build-A-Bear Workshop stores. These Friends 2B Made stores are not included in the number of store openings in fiscal 2004 as noted above but rather are considered expansions of Build-A-Bear Workshop stores. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores. We plan to open three additional Friends 2B Made stores in fiscal 2005, one in our flagship store in New York City and two adjacent to Build-A-Bear Workshop stores.

Non-Store Locations:
      In 2004 we began offering merchandise in seasonal, event-based locations such as Citizens Bank Parktm, home of the Philadelphia Philliestm baseball club, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. In fiscal 2005, we plan to open two additional event-based locations in baseball stadiums.

International Franchise Revenue:
      Our first franchisee location was opened in November 2003. The number of international, franchised stores opened and closed since that time can be summarized as follows:

	Fiscal 2004	Fiscal 2003

Beginning of period	1	—
Opened	12	1
Closed	(1)	—

End of period	12	1
      We currently have master franchise agreements, which typically grant franchise rights for a particular country or countries, with seven franchisees covering eight countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open between 15 and 20 stores in fiscal 2005. We believe there is a market potential for approximately 350 franchised stores outside of the United States and Canada.

Licensing Revenue:
      In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products. These agreements generated revenue of approximately $0.3 million in fiscal 2004. We anticipate entering into additional license agreements in the future.
Restatement of Prior Results
      On February 25, 2005, we determined that we would correct our then current method of accounting for rent holidays and landlord allowances in connection with our store and headquarters leases and restate prior period results. Historically, we had recognized rent expense for leases on a straight-line basis beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (rent holiday) from the calculation of the period over which rent is expensed. We have corrected this practice to include the build-out period in the period over which rent is expensed to comply with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”). The result of this correction was to increase preopening expense and reduce costs of merchandise sold. Preopening expense increased because the build-out period occurs prior to the opening of the store. Costs of merchandise sold were reduced because rent is reduced over the balance of the lease period by an amount equal to the amount that was charged to preopening expense prior to the opening of the store.
      Additionally, we had accounted for landlord allowances as a reduction of the cost of leasehold improvements. In accordance with the provisions of FTB 88-1, we have corrected this practice and will account for these allowances as lease incentives resulting in a deferred credit to be recognized over the term of the lease as a reduction of rent expense. The term of the lease, as mentioned above, will now include the build-out period. The result of this correction was an increase in leasehold improvements and deferred rent on the balance sheet. The treatment of landlord allowances as lease incentives also resulted in a decrease in preopening expense and an increase in costs of merchandise sold in the statement of operations. Within costs of merchandise sold, store depreciation expense has been increased and rent expense has been decreased.
      These corrections have also resulted in an increase to both net cash provided by operating activities and net cash used in investing activities on the statement of cash flows. There was no impact on the net change in the cash and cash equivalents balance.

      Following is a summary of the effects of these changes on our financial statements for fiscal years 2003 and 2002 (in thousands, except per share amounts):

	Fiscal 2003

	As Previously
	Reported(1)	As Restated

Balance Sheet Data
Property and equipment, net	$56,358	$73,635
Total Assets	110,933	128,210
Accounts payable	22,187	21,822
Total current liabilities	40,985	40,620
Deferred rent	3,403	23,801
Deferred tax liabilities	4,281	3,220
Retained earnings	12,344	10,649
Total stockholders’ equity	21,540	19,845
Total Liabilities and Stockholders’ Equity	110,933	128,210

	Fiscal 2003		Fiscal 2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Statement of Operations Data
Costs of merchandise sold	$116,515	$116,287	$90,848	$90,655
Store preopening	3,045	3,859	3,091	3,949
Total costs and expenses	200,593	201,179	159,479	160,144
Income before income taxes	13,079	12,493	9,659	8,994
Income tax expense	5,101	4,875	3,790	3,557
Net income	7,978	7,618	5,869	5,437
Net income available to common and participating preferred stockholders	5,553	5,193	3,443	3,011
Net income allocated to common stockholders	124	116	77	67
Net income allocated to participating preferred stockholders	5,429	5,077	3,366	2,944
Earnings per common share:
Basic	0.57	0.53	0.35	0.31
Diluted	0.45	0.43	0.32	0.29
Statement of Cash Flows Data
Net cash provided by operating activities	25,215	31,770	18,664	23,963
Net cash used in investing activities	(20,480)	(27,035)	(20,232)	(25,531)

(1)	Certain reclassifications were made to prior years’ financial statements to be consistent with fiscal year 2004 presentation.

Results of Operations
      The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to costs of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

		(restated)	(restated)
Revenues:
Net retail sales	99.6%	99.9%	100.0%
Franchise fees	0.3	0.1	0.0
Licensing revenues	0.1	0.0	0.0

Total revenues	100.0	100.0	100.0
Costs and expenses:
Costs of merchandise sold(1)	50.5	54.5	53.6
Selling, general and administrative	38.2	38.0	38.8
Store preopening	0.7	1.8	2.3
Impairment charge (credit)	(0.0)	0.0	0.0
Interest expense (income), net	(0.1)	(0.0)	(0.1)

Total costs and expenses	89.1	94.2	94.7

Income before income taxes	10.9	5.8	5.3
Income tax expense	4.3	2.3	2.1

Net income	6.6%	3.6%	3.2%

Gross margin(%)(2)	49.5%	45.5%	46.4%

(1)	Costs of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less costs of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Fiscal Year Ended January 1, 2005 (52 weeks) Compared to Fiscal Year Ended January 3, 2004 (53 weeks)
      Total revenues. Net retail sales increased to $300.5 million for fiscal 2004 from $213.4 million for fiscal 2003, an increase of $87.1 million, or 40.8%. Net retail sales for new stores as well as our webstore and other non-store locations contributed a $61.0 million increase in net retail sales. Comparable store sales increased $35.3 million, or 18.1%, which we believe was primarily the result of our national multi-media marketing program along with our enhanced merchandising initiatives and an improved economy. We also believe the results include the positive impact of being featured in one segment of a nationally syndicated television show in the first quarter of fiscal 2004. These increases in net retail sales were partially offset by additional revenue deferrals under our frequent shopper program of $2.6 million and net decreases from non-comparable store locations (either closed or expanded) of $0.7 million. Fiscal 2004 had one less week than fiscal 2003 (which was a 53 week year) and net retail sales in the extra, non-comparable week of 2003 were $5.9 million.
      Revenue from franchise fees increased to $0.8 million for fiscal 2004 from $0.2 million for fiscal 2003, an increase of $0.6 million. This increase was primarily due to the addition of new franchisees and new franchised stores in fiscal 2004. Licensing revenue was $0.3 million in fiscal 2004 as compared to none in fiscal 2003.
      Gross margin. Gross margin increased to $148.9 million for fiscal 2004 from $97.1 million for fiscal 2003, an increase of $51.8 million, or 53.3%. As a percentage of net retail sales, gross margin increased to

49.5% for fiscal 2004 from 45.5% for fiscal 2003, an increase of 4.0%. Lower occupancy cost as a percentage of net retail sales, resulting from strong comparable store sales increases, accounted for 2.8% of this increase. Lower product, supplies, warehousing and distribution costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, accounted for 1.0% of the increase in gross margin. Reduced royalties to third parties for our licensed merchandise accounted for another 0.2% of the increase in gross margin.
      Selling, general and administrative. Selling, general and administrative expenses were $115.3 million for fiscal 2004 as compared to $81.1 million for fiscal 2003, an increase of $34.2 million, or 42.2%. As a percentage of total revenues, selling, general and administrative expenses increased to 38.2% for fiscal 2004 as compared to 38.0% for fiscal 2003, an increase of 0.2%. The dollar increase was primarily due to 20 more stores in operation at January 1, 2005 as compared to January 3, 2004 as well as higher central office expenses, primarily performance-based bonus increases of $4.5 million over fiscal 2003, and $12.6 million in additional advertising expense related to the national television and online marketing campaign which began in fiscal 2004. Selling, general and administrative expenses as a percentage of total revenues were 2.8% higher in 2004 as compared to 2003 as a result of the higher advertising expense, 1.4% higher as a result of performance-based bonuses, and 0.6% higher as a result of stock-based compensation. These increases were partially offset by leveraging store payroll and other store expenses in comparable stores against increased sales at these locations which accounted for a 2.0% decrease. Additionally, leveraging central office general and administrative expenses over higher revenues accounted for a 2.6% decrease in selling, general and administrative expenses as a percentage of total revenues.
      Store preopening. Store preopening expense was $2.2 million for fiscal 2004 as compared to $3.9 million for fiscal 2003. Twenty-two fewer new stores were opened in fiscal 2004 than in fiscal 2003 (21 in fiscal 2004 as compared to 43 in fiscal 2003). Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.
      Interest expense (income), net. Interest income, net of interest expense, was $0.3 million for fiscal 2004 as compared to $0.1 million for fiscal 2003. This increase was the result of higher cash balances during the latter half of 2004.
      Provision for income taxes. The provision for income taxes was $12.9 million for fiscal 2004 as compared to $4.9 million for fiscal 2003. The effective tax rate was 39.3% for fiscal 2004 and 39.0% for fiscal 2003. The increase in the effective tax rate was principally due to non-deductible stock compensation charges incurred in fiscal 2004.

Fiscal Year Ended January 3, 2004 (53 weeks) Compared to Fiscal Year Ended December 28, 2002 (52 weeks)
      Total revenues. Net retail sales increased to $213.4 million for fiscal 2003 from $169.1 million for fiscal 2002, an increase of $44.3 million, or 26.2%. Net retail sales for new stores as well as our webstore and other non-store locations contributed a $61.1 million increase in net retail sales. Comparable store sales decreased $25.8 million, or 15.9%. We believe this decrease was primarily due to economic conditions, low brand awareness with potential new and repeat guests, a loss of sales from existing stores to new stores when we open new stores in existing markets and a decrease in sales of stores in their second year of operation due to a large amount of initial trial sales in the first year which do not continue at that level after this period. Fiscal 2003 had one more week than fiscal 2002 (the 53rd week) and net retail sales in the extra, non-comparable week of 2003 were $9.0 million.
      Gross margin. Gross margin increased to $97.1 million for fiscal 2003 from $78.5 million for fiscal 2002, an increase of $18.6 million, or 23.7%. As a percentage of net retail sales, gross margin decreased to 45.5% for fiscal 2003 compared to 46.4% for fiscal 2002, a decrease of 0.9%. The loss of leverage on occupancy cost in comparable stores due to overall sales decreases in these stores accounted for a 2.1% decrease. This was partially offset by lower product and supplies cost as a percentage of net retail sales, as a result of buying efficiencies related to larger purchasing volumes, which accounted for a 1.6% increase.
      Selling, general and administrative. Selling, general and administrative expenses were $81.1 million for fiscal 2003 as compared to $65.6 million for fiscal 2002, an increase of $15.5 million, or 23.6%. As a percentage of total revenues, selling, general and administrative expenses decreased to 38.0% for fiscal 2003 as compared to 38.8% for fiscal 2002, a decrease of 0.8%. The dollar increase was primarily due to 42 more stores in operation at the end of fiscal 2003 as compared to the end of fiscal 2002, higher central office general and administrative expenses required to support a larger store base and $2.6 million in incremental advertising expense incurred in the fourth quarter of fiscal 2003 to develop and test a television and online advertising campaign in selected markets. Of the 0.8% decrease in selling, general and administrative expenses as a percentage of total revenues, leveraging central office general and administrative expense over a larger sales base accounted for a 2.0% decrease and reductions in store supplies and other expenses accounted for a 0.8% decrease. These decreases were partially offset by the expense related to the testing of our new advertising campaign, which accounted for a 1.5% increase in selling, general and administrative expenses as a percentage of total revenues, as well as the loss of leverage on payroll expense in comparable stores, due to lower sales in these stores, which accounted for a 0.4% increase.
      Store preopening. Store preopening expense was $3.9 million for both fiscal 2003 and fiscal 2002. Six more new stores were opened in fiscal 2003 than in fiscal 2002 (43 as compared to 37). The average preopening expense per store was $90 thousand in fiscal 2003 as compared to $107 thousand in fiscal 2002, a decrease of 15.9%. This decrease in average preopening expense per store was largely the result of reduced training related expenses caused by using regional training locations versus one location previously as well as reduced startup supplies expense as a result of improved purchasing power due to the increases in sales volumes.
      Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for both fiscal 2003 and 2002.
      Provision for income taxes. The provision for income taxes was $4.9 million for fiscal 2003 as compared to $3.6 million in fiscal 2002. The effective tax rate was 39.0% for fiscal 2003 and 39.5% for fiscal 2002. This decrease was the result of a lower aggregate state tax rate in fiscal 2003 and the impact of a change in the estimated tax rate applied to deferred tax items in fiscal 2002.
Non-GAAP Financial Measures
      We use the term “store contribution” throughout this annual report on Form 10-K. Store contribution consists of net income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, licensing revenue and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with GAAP.
      We use store contribution as a measure of our stores’ operating performance. Store contribution should not be considered a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with GAAP.
      We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability. Historically, central office general and administrative expenses and preopening expenses have increased at a rate less than our total net retail sales increases. Therefore, as we have opened additional new stores and leveraged our central office general and administrative and preopening expenses over this larger store base and sales volume, we have been able to increase our net income each year.

      The following table sets forth a reconciliation of store contribution to net income:

	Fiscal 2004	Fiscal 2003

		(restated)
	(Dollars in thousands)
Net income	$19,999	$7,618
Income tax expense	12,934	4,875
Interest expense (income)	(299)	(58)
Store depreciation and amortization(1)	11,713	9,893
Store preopening expense	2,186	3,859
General and administrative expense(2)	33,507	25,098
Non-store activity contribution(3)	(2,735)	(1,622)

Store contribution	$77,305	$49,663

Total revenues	$301,662	$213,672
Revenues from non-store activities(3)	$(8,526)	$(4,726)

Store location net retail sales	$293,136	$208,946

Store contribution as a percentage of store location net retail sales	26.4%	23.8%

Total net income as a percentage of total revenues	6.6%	3.6%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Non-store activities include our webstore, seasonal and event-based locations and franchising and licensing activities.

Seasonality and Quarterly Results
      The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years. All financial data has been restated to reflect adjustments necessary to properly reflect the changes discussed in “— Restatement of Prior Results.”

	Fiscal 2004				Fiscal 2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter(2)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter(1)

			(restated)(4)				(restated)(4)
	(Dollars in millions, except per share data)
Total revenues	$69.6	$66.1	$66.5	$99.5	$47.9	$44.7	$48.0	$73.1
Gross margin(3)	33.6	31.8	31.4	52.1	21.5	19.1	20.5	36.0
Net income	5.3	4.9	3.5	6.3	1.3	0.3	0.7	5.3
Net income (loss) allocated to common stockholders	0.1	0.2	0.1	6.2	*	(0.3)	*	0.1
Earnings per common share:
Basic	0.48	0.44	0.34	0.45	0.07	(1.33)	0.01	0.48
Diluted	0.30	0.27	0.19	0.32	0.07	(1.33)	0.01	0.30
Number of stores (end of quarter)	151	157	164	170	109	123	143	150

*	For purposes of earnings per share, net income is allocated between common and participating preferred shares. For each of the periods indicated, net income allocated to common stockholders was less than $100,000. Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

(1)	Results for the fourth quarter of fiscal 2003 were impacted by the following:

•	The quarter contained 14 weeks rather than the typical 13 weeks.

•	The deferred revenue balance was adjusted to reflect projected redemption rates in our frequent shopper program. This resulted in a reduction in the deferred revenue balance and a corresponding increase in total revenues and gross margin of $1.1 million.

•	We incurred $2.6 million in incremental selling, general and administrative expenses to develop and test a new television and online advertising campaign in selected markets.

(2)	The results of this quarter include what we believe is the positive impact of being featured in one segment of a nationally syndicated television show.

(3)	Gross margin represents net retail sales less costs of merchandise sold.

(4)	On February 25, 2005, we determined that we would correct our current method of accounting for rent holidays and landlord allowances in connection with our store and headquarters leases and restate prior period results. The effects of this change on prior period results are further discussed in note 3 the consolidated financial statements included in Item 15 of this annual report on Form 10-K. Due to the timing of our initial public offering (October 28, 2004), only the third quarters of fiscal 2004 and fiscal 2003 have been separately presented to our stockholders. Following is a summary of the effects of these changes on our third quarter financial statements for fiscal 2004 and fiscal 2003 (in millions, except per share data):

	Fiscal 2004 Third Quarter		Fiscal 2003 Third Quarter

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Statement of Operations Data
Costs of merchandise sold	$34.9	$34.8	$27.5	$27.4
Store preopening	0.6	0.8	1.2	1.5
Total costs and expenses	60.6	60.7	46.6	46.8
Income before income taxes	5.9	5.8	1.4	1.2
Income tax expense	2.3	2.3	0.6	0.5
Net income	3.6	3.5	0.8	0.7
Net income available to common and participating preferred stockholders	3.4	3.3	0.3	0.1
Net income allocated to common stockholders	0.1	0.1	0.0	0.0
Net income allocated to participating preferred stockholders	3.3	3.2	0.3	0.1
Earnings per common share:
Basic	0.34	0.34	0.03	0.01
Diluted	0.19	0.19	0.03	0.01
      Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including those discussed under “Risk Factors — Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.”
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
      Historically, for stores open more than twelve months, seasonality has not been a significant factor in our results of operations, although we cannot assure you that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years, including the quarter ended January 3, 2004. Quarterly fluctuations and seasonality may cause our operating results to fall below the expectations of securities analysts and investors, which could cause our stock price to fall.
Liquidity and Capital Resources
      Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors, cash flow provided by operations and our revolving line of credit. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. In 2004, we raised $25.7 million from the initial public offering of our common stock. Since fiscal 2002, cash flows provided by operating activities have exceeded cash flows used in investing activities.
      Operating Activities. Cash flows provided by operating activities were $48.5 million in fiscal 2004, $31.8 million in fiscal 2003 and $24.0 million in fiscal 2002. Cash flow from operating activities increased each period primarily due to increases in net income adjusted for the impact of depreciation and amortization. Changes in assets and liabilities, excluding cash, provided cash of $12.5 million in fiscal 2004, $9.4 million in fiscal 2003, and $8.2 million in fiscal 2002. The increases in operating cash flows for changes in assets and liabilities, excluding cash, for the fiscal years 2002 through 2004 were primarily due to increases in gift certificates, due to the significant sale of gift certificates in December each year; increases in accounts payable and accrued expenses due to the growth of the number of stores in operation at each year-end and higher accruals for corporate bonuses at the end of fiscal 2004; and increases in the deferred revenue and deferred rent balances due to growth in net retail sales and the number of stores in operation, respectively. The increases in operating cash flow for the above reasons were partially offset by increases in inventory due to the growth of the number of stores in operation and the increased average sales volume per store. We require an increase in working capital, specifically inventory, during the year. Inventory typically peaks during the third and fourth quarters of each year due to the strong selling periods of summer and the month of December.
      Investing Activities. Cash flows used in investing activities were $17.7 million in fiscal 2004, $27.0 million in fiscal 2003 and $25.5 million in fiscal 2002. Cash used in investing activities relates primarily to 21 new stores opened in fiscal 2004, 43 in fiscal 2003, and 37 in fiscal 2002. The costs of registering our intellectual property rights and certain costs related to the designing and leasing of stores were $1.2 million in fiscal 2004, $1.9 million in fiscal 2003 and $1.6 million in fiscal 2002.
      Financing Activities. Cash flows provided by (used in) financing activities were $15.9 million in fiscal 2004, none in fiscal 2003, and $(0.1) million in fiscal 2002. In fiscal 2004, we completed our initial public offering which resulted in cash inflows, net of offering costs, of $25.7 million. The financing cash inflows from the initial public offering were partially offset by the payment of a special cash dividend in August 2004 of $10.0 million. Cash flows used in financing activities in fiscal 2002 were primarily the result of debt repayments. Maximum borrowings under our line of credit were $3.3 million in fiscal 2003 and $2.0 million in fiscal 2002. No borrowings were made under our line of credit in fiscal 2004.
      Capital Resources. As of January 1, 2005, we had a cash balance of $67.3 million. We also have a $15.0 million line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association, is collateralized by the assets of Build-A-Bear Workshop, Inc. and most of our subsidiaries, and is guaranteed by our Canadian subsidiary. The credit agreement expires on May 31, 2005 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement and so long as the difference between the maximum amount that may be borrowed under the line of credit and the amount outstanding under the line of credit is greater than $5.0 million. Borrowings bear interest at the prime rate less 0.5%. Financial covenants include maintaining a minimum tangible net worth and a maximum funded debt to EBITDA ratio. As of January 1, 2005, we were in compliance with these covenants. There were no borrowings under our line of credit as of January 1, 2005. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of January 1, 2005. Accordingly, there was approximately $13.9 million available for borrowing under the line of credit as of January 1, 2005.
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
      In fiscal 2005, we expect to spend a total of approximately $28 million to $30 million on capital expenditures, primarily for opening 28-30 new stores, as well as for the continued installation and upgrades of central office information technology systems. In fiscal 2004, the average investment per new store, which includes leasehold improvements (net of tenant allowances which are considered lease incentives and classified as an operating cash flow), fixtures and equipment, was approximately $412 thousand. We anticipate the investment per store in fiscal 2005 will be approximately the same, excluding our New York City flagship store we anticipate opening in Summer 2005 at a cost of approximately $6.0 million.
      We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our current credit agreement expires on May 31, 2005. We expect to enter into a new credit agreement at that time. Should we be unable to put a new credit agreement into place after May 31, 2005, we do not expect this to have a material impact on our ability to fund our working capital and other cash flow requirements for at least the next 18 months.

Off-Balance Sheet Arrangements
      We do not have any arrangements classified as off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
      Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations associated with building out our stores. The future minimum payments for these obligations as of January 1, 2005 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of January 1, 2005

	Total	2005	2006	2007	2008	2009	Beyond

	(In thousands)
Operating lease obligations	$192,392	$23,010	$24,095	$24,383	$24,740	$24,147	$72,017
Purchase obligations	8,375	7,582	697	96	—	—	—

Total	$200,767	$30,592	$24,792	$24,479	$24,740	$24,147	$72,017

Inflation
      We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot assure you, however, that our business will not be affected by inflation in the future.
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
      Our accounting policies are more fully described in note 2 to our consolidated financial statements, which appear elsewhere in this annual report on Form 10-K. We have identified certain critical accounting policies which are described below.

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

Long-Lived Assets
      If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. No long-lived assets were impaired in fiscal 2004, 2003, or 2002. In fiscal 2004, we determined that one store which had been designated for closure would remain open. This determination resulted in the reversal of $0.1 million in impairment charges taken in fiscal 2001 for costs to be incurred upon the closing of the store. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.
Revenue Recognition
      Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift certificates are included in other current liabilities on the consolidated balance sheets.
      We have a frequent shopper program whereby guests who purchase approximately $100 of merchandise receive $10 off a future purchase. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.
      We evaluate the ultimate redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. The initial card had no expiration date but has not been provided to our guests since May 2002. Beginning in June 2002, cards were issued that had an expiration date of December 31, 2003. Beginning in June 2003, cards were issued with an expiration date of December 31, 2004. Beginning in August 2004, cards were issued with an expiration date of December 31, 2005. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2003, the deferred revenue account was adjusted downward by $1.1 million with a corresponding increase to net sales. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of fiscal 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in 2004 were prospective in nature with no impact on previously reported results of operations. We believe that the national television and online advertising campaign introduced in fiscal 2004 is increasing the mix of new, non-frequent guests as compared to the historical mix and is anticipated to result in a lower overall redemption rate for the frequent buyer program. A 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2004 for the current cards expiring on December 31, 2004 and December 31, 2005 would have an approximate impact of $0.5 million on the deferred revenue balance and net sales.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock purchases under certain employee stock purchase plans, to be recognized in the financial statements based on their fair values beginning with the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123R for the interim period beginning July 3, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application. Both transition options require that compensation expense be recorded for all unvested share-based payment awards at the beginning of the first quarter of adoption of SFAS 123R. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented as if SFAS 123 had been applied in those periods. There are no prior period restatements under the prospective method. We currently plan to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 3, 2005. We have not yet determined the method of adoption to be applied. We estimate that net income in the consolidated statement of operations for 2005 will be reduced by approximately $0.7 million as a result of the adoption of SFAS 123R in the third quarter of fiscal 2005, exclusive of any potential restatement of results for the first two quarters of 2005 depending on the method of adoption applied. If the Company adopts using the retrospective option, net income in the consolidated statement of operations for 2005 will be reduced by an additional 1.1 million.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. As of January 1, 2005, we had no borrowings. Outstanding balances under our credit facility bear interest at a rate of prime less 0.5%. We had no borrowings outstanding during fiscal 2004. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements and schedules are listed under Item 15(a) and filed as part of this annual report on Form 10-K.
      The supplementary financial data is set forth under Item 7 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
ITEM 9A.     CONTROLS AND PROCEDURES
      The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
      In performing this assessment, management concluded that there was a material weakness in the Company’s controls over the selection, monitoring and review of assumptions and factors affecting lease accounting practices. As a result, management and the Audit Committee determined that it would restate certain prior period financial statements in order to correct its current method of accounting for leases, specifically what is referred to as rent holidays and landlord allowances. Preopening expense and costs of merchandise sold in the statement of operations as well as leasehold improvements and deferred rent in the balance sheet were misstated in prior periods and were corrected in this restatement. As a result of this material weakness the Company’s disclosure controls and procedures were not effective as of January 1, 2005.
      Subsequent to January 1, 2005, the Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its method of accounting for tenant improvement allowances and rent holidays.
      It should be noted the Company’s management, including the Chief Executive Bear and the Chief Financial Bear, do not expect that the Company’s disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      At the end of fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting. Additionally, the Company’s independent public accounting firm will be required to audit management’s assessment. The Company is in the process of performing the documentation, evaluation and testing of its controls required for management to make this assessment. The Company has not yet completed this process or its assessment and management may identify deficiencies that will need to be addressed and remediated.
PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 12, 2005 is incorporated by reference in response to this Item 10.
      The information appearing under the caption “Section 16(a) Beneficial Ownership reporting Compliance” in the Proxy Statement is incorporated by reference in response to this Item 10.
Business Conduct Policy
      The Board of Directors has adopted a Business Conduct Policy applicable to our directors, officers and employees, including all executive officers. The Business Conduct Policy has been posted on the “Investor Relations” section of our web site. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Business Conduct Policy on our web site.
      The information appearing under the caption “Code of Ethics” in the Proxy Statement is incorporated by reference in response to this Item 10.

Executive Officers and Key Employees
      Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of March 15, 2005.

Name	Age	Position(s)

Maxine Clark	56	Chief Executive Bear and Chairman of the Board
Barry Erdos	61	President and Chief Operating Officer Bear
John Burtelow	57	Chief Banker Bear
Tina Klocke	45	Chief Financial Bear, Treasurer and Secretary
Teresa Kroll	50	Chief Marketing Bear
Scott Seay	42	Chief Workshop Bear
      Maxine Clark has been our Chief Executive Bear since our inception in 1997, our President from our inception in 1997 to April 2004 and has served as Chairman of our board of directors since our conversion to a corporation in April 2000. From November 1992 until January 1996, Ms. Clark was the President of Payless ShoeSource, Inc. Prior to joining Payless, Ms. Clark spent over 19 years in various divisions of The May Department Stores Company in areas including merchandise development, merchandise planning, merchandise research, marketing and product development. Ms. Clark is a member of the Board of Directors of The J.C. Penney Company, Inc. She also serves on the Board of Trustees of the International Council of Shopping Centers and Washington University in St. Louis and on the Board of Directors of BJC Healthcare. Ms. Clark is also a member of the Committee of 200, an organization for women entrepreneurs around the world.
      Barry Erdos has been our President and Chief Operating Officer Bear since April 2004. Prior to joining us, Mr. Erdos was the Chief Operating Officer and a director of Ann Taylor Stores Corporation and Ann Taylor Inc., a women’s apparel retailer, from November 2001 to April 2004. He was Executive Vice President, Chief Financial Officer and Treasurer of Ann Taylor Stores Corporation and Ann Taylor Inc. from 1999 to 2001. Prior to that, he was Chief Operating Officer of J. Crew Group, Inc., a specialty retailer of apparel, shoes and accessories, from 1998 to 1999.
      John Burtelow has been our Chief Banker Bear since July 2001. Effective March 28, 2005, Mr. Burtelow will be named Managing Director of Accounting and cease being an executive officer. Prior to joining us, Mr. Burtelow was the Chief Financial Officer, Executive Vice President and Chief Administrative Officer for Edison Brothers Stores, Inc. from January 1998 to September 1999. Edison Brothers Stores, Inc. filed a petition for reorganization under Chapter 11 of the Federal bankruptcy laws on November 3, 1995 and emerged from bankruptcy protection in September 1997. Edison Brothers refiled for bankruptcy on March 9, 1999 and immediately commenced a liquidation of all its assets. Mr. Burtelow also served as Executive Vice President-Chief Financial Officer for Ames Department Stores, Inc. from August 1994 to January 1998, for Venture Stores, Inc. from 1989 to 1994, and for several divisions of The May Department Stores Company from 1987 to 1989.
      Tina Klocke has been our Chief Financial Bear, since November 1997, our Treasurer since April 2000, and Secretary since February 2004. Prior to joining us, she was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources. Prior to joining Clayton in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. She began her career in 1982 with Ernst & Young LLP.
      Teresa Kroll has been our Chief Marketing Bear since September 2001. Prior to joining us Ms. Kroll was Vice President — Advertising for The WIZ, a unit of Cablevision, from 1999 to 2001. From 1995 to 1999, Ms. Kroll was Director of Marketing for Montgomery Ward Holding Corp., a department store retailer. From 1980 to 1994 Ms. Kroll held various administrative and marketing positions for Venture Stores, Inc.
      Scott Seay has been our Chief Workshop Bear since May 2002. Prior to joining us, Mr. Seay was Chief of Field Operations for Kinko’s Inc., a national chain of copy centers, from April 1999 to May 2002. From April

1991 to April 1999, Mr. Seay held several operational roles including Senior Vice President of Operations West for CompUSA Inc., a computer retailer. From April 1983 to April 1991, Mr. Seay held several operational positions for The Home Depot, Inc.
ITEM 11.     EXECUTIVE COMPENSATION
      The information contained in the sections titled “Executive Compensation” and “Information About the Board of Directors — Board of Directors Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information

(c)

	(a)	(b)	Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,039,408	$6.52	2,075,553
Equity compensation plans not approved by security holders	—	—	—

Total	1,039,408	$6.52	2,075,553

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
      The information contained in the section titled “Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information contained in the section titled “Principal Accountant Fees” and “Policy Regarding Pre-Approval of Services Provided by the Independent Auditor” in the Proxy Statement is incorporated herein by reference in response to Item 14.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Financial Statements
      The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.:
      We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ending January 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Build-A-Bear Workshop, Inc. and subsidiaries as of January 1, 2005, and January 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ending January 1, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2(q) to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.
      As discussed in Note 3 to the consolidated financial statements, the Company has restated the consolidated balance sheet as of January 3, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 3, 2004 and December 28, 2002.

/s/ KPMG LLP
St. Louis, Missouri
March 28, 2005

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 1,	January 3,
	2005	2004

		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$67,327	$20,601
Inventories	30,791	22,573
Receivables	3,792	2,163
Prepaid expenses and other current assets	5,320	4,215
Deferred tax assets	2,725	1,531

Total current assets	109,955	51,083
Property and equipment, net	75,815	73,635
Goodwill	—	97
Other intangible assets, net	1,411	1,493
Other assets, net	2,056	1,902

Total Assets	$189,237	$128,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,767	$21,822
Accrued expenses	13,966	6,366
Other current liabilities	22,222	12,432

Total current liabilities	61,955	40,620

Deferred franchise revenue	2,075	1,957
Deferred rent	26,426	23,801
Other liabilities	732	877
Deferred tax liabilities	2,539	3,220
Preferred stock, par value $0.01. Authorized 15,000,000 and 25,000,000 shares, respectively, aggregate redeemable and non-redeemable preferred shares; issuable in series:
Redeemable preferred stock, at redemption price:
Class A convertible, issued and outstanding 0 and 1,061,986 shares, respectively (liquidation value of $0 and $7,575,respectively)	—	7,532
Class B convertible, issued and outstanding 0 and 1,604,680 shares, respectively (liquidation value of $0 and $6,000, respectively)	—	5,958
Class D convertible, issued and outstanding 0 and 3,467,337 shares, respectively (liquidation value of $0 and $24,471, respectively)	—	24,400

	—	37,890
Commitments and contingencies — See Note 12
Stockholders’ equity:
Preferred stock, par value $0.01. Authorized 15,000,000 and 25,000,000 shares, respectively, aggregate redeemable and non-redeemable preferred shares; issuable in series:
Nonredeemable preferred stock, at par value:
Class A convertible, issued and outstanding 0 and 2,444,966 shares, respectively	—	24
Class B convertible, issued and outstanding 0 and 2,039,427 shares, respectively	—	20
Class C convertible, issued and outstanding 0 and 4,998,089 shares, respectively	—	50
Common stock, par value $0.01. Authorized 50,000,000 and 25,000,000 shares, respectively; issued and outstanding 19,557,784 and 533,316 shares, respectively	196	5
Additional paid-in capital	77,708	10,918
Retained earnings	19,386	10,649
Notes receivable from officers	(1,770)	(1,821)
Unearned Compensation	(10)	—

Total stockholders’ equity	95,510	19,845

Total Liabilities and Stockholders’ Equity	$189,237	$128,210

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Fiscal Year

	2004	2003	2002

		(restated)	(restated)
Revenues:
Net retail sales	$300,469	$213,427	$169,123
Franchise fees	846	245	15
Licensing revenue	347	—	—

Total revenues	301,662	213,672	169,138

Costs and expenses:
Costs of merchandise sold	151,588	116,287	90,655
Selling, general, and administrative	115,308	81,091	65,628
Store preopening	2,186	3,859	3,949
Impairment charge (credit)	(54)	—	—
Interest expense (income), net	(299)	(58)	(88)

Total costs and expenses	268,729	201,179	160,144

Income before income taxes	32,933	12,493	8,994
Income tax expense	12,934	4,875	3,557

Net income	19,999	7,618	5,437
Cumulative dividends and accretion of redeemable preferred stock	1,262	1,970	1,971
Cumulative dividends of nonredeemable preferred stock	263	455	455

Net income available to common and participating preferred stockholders	$18,474	$5,193	$3,011

Net income allocated to common stockholders	$8,519	$116	$67

Net income allocated to participating preferred stockholders	$9,955	$5,077	$2,944

Earnings per common share:
Basic	$2.30	$0.53	$0.31

Diluted	$1.07	$0.43	$0.29

Shares used in computing common per share amounts:
Basic	3,702,365	217,519	217,519
Diluted	18,616,435	17,546,348	12,055,458
See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Nonredeemable preferred
	stock				Additional
				Common	Paid-in	Retained	Notes	Unearned
	Class A	Class B	Class C	Stock	Capital	Earnings	Receivable	Compensation	Total

Balance, December 29, 2001 (as previously reported)	$24	$20	$50	$5	$10,726	$2,437	$(1,634)	$—	$11,628
Cumulative effect of restatement on prior years	—	—	—	—	—	$(902)	—	—	$(902)

Balance, December 29, 2001 (restated)	24	20	50	5	10,726	1,535	(1,634)	—	10,726
Record interest on notes receivable	—	—	—	—	94	—	(94)	—	—
Record cumulative dividends and accretion of redeemable preferred stock	—	—	—	—	—	(1,971)	—	—	(1,971)
Net income (restated)	—	—	—	—	—	5,437	—	—	5,437

Balance, December 28, 2002 (restated)	24	20	50	5	10,820	5,001	(1,728)	—	14,192
Record interest on notes receivable	—	—	—	—	93	—	(93)	—	—
Record cumulative dividends and accretion of redeemable preferred stock	—	—	—	—	—	(1,970)	—	—	(1,970)
Other	—	—	—	—	5	—	—	—	5
Net income (restated)	—	—	—	—	—	7,618	—	—	7,618

Balance, January 3, 2004 (restated)	24	20	50	5	10,918	10,649	(1,821)	—	19,845
Record interest on notes receivable	—	—	—	—	93	—	(93)	—	—
Record payment on notes receivable	—	—	—	—	—	—	144	—	144
Record cumulative dividends and accretion of redeemable preferred stock	—	—	—	—	—	(1,262)	—	—	(1,262)
Payment of cash dividend	—	—	—	—	—	(10,000)	—	—	(10,000)
Exercise of stock options and exchange of outstanding shares, net of tax benefit	—	—	(1)	3	(79)	—	—	—	(77)
Stock-based compensation related to stock options and restricted stock	—	—	—	—	1,984	—	—	(10)	1,974
Initial public offering, net of offering expenses	—	—	—	15	25,720	—	—	—	25,735
Conversion of redeemable and non-redeemable preferred stock to common stock	(24)	(20)	(49)	173	39,072	—	—	—	39,152
Net income	—	—	—	—	—	19,999	—	—	19,999

Balance, January 1, 2005	$—	$—	$—	$196	$77,708	$19,386	$(1,770)	$(10)	$95,510

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year

	2004	2003	2002

		(restated)	(restated)
Cash flows from operating activities:
Net income	$19,999	$7,618	$5,437
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,948	12,840	8,990
Deferred taxes	(1,875)	1,394	1,374
Tax benefit from exercise of non-qualified options	410	—	—
Loss on disposal of property and equipment	533	340	—
Impairment of goodwill	97	200	—
Impairment charge (credit)	(54)	—	—
Stock-based compensation	1,974	—	—
Change in assets and liabilities:
Inventories	(8,218)	(1,002)	(9,038)
Receivables	(1,629)	49	293
Prepaid expenses and other current assets	(1,105)	(3,397)	(470)
Accounts payable	3,998	4,483	5,748
Accrued expenses and other liabilities	19,449	9,245	11,629

Net cash provided by operating activities	48,527	31,770	23,963

Cash flows from investing activities:
Purchases of property and equipment	(16,494)	(24,917)	(24,017)
Purchases of other assets	(1,238)	(1,918)	(1,575)
Purchase of minority interest in subsidiary	—	(200)	—
Minority interest investment	—	—	61

Net cash used in investing activities	(17,732)	(27,035)	(25,531)

Cash flows from financing activities:
Payment of cash dividend	(10,000)	—	—
Exercise of employee stock options	52	—	—
Collection of note receivable	144	—	—
Proceeds from initial public offering, net of offering costs	25,735	—	—
Payments of long-term debt	—	—	(106)
Net proceeds (costs) from sale of redeemable preferred stock	—	—	(15)

Net cash provided by (used in) financing activities	15,931	—	(121)

Net increase (decrease) in cash and cash equivalents	46,726	4,735	(1,689)
Cash and cash equivalents, beginning of year	20,601	15,866	17,555

Cash and cash equivalents, end of year	$67,327	$20,601	$15,866

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15	$13	$77

Income taxes	$13,578	$2,249	$2,337

Noncash transaction:
Cumulative dividends and accretion of redeemable preferred stock	$1,262	$1,970	$1,971

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 1, 2005, January 3, 2004 and December 28, 2002
(1)     Description of Business
      Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. At January 1, 2005, the Company operated 170 stores (unaudited) located in the United States and Canada and an Internet store. The Company was formed in September 1997 and began operations in October 1997. The Company changed to a Delaware C Corporation on April 3, 2000. The Company previously operated as a Missouri Limited Liability Company.
      During 2001, the Company and a third party formed Build-A-Bear Entertainment, LLC (BABE) for the purpose of promoting the Build-A-Bear brand and characters of the Company through certain entertainment media. Prior to February 2003, the Company owned 51% and was the managing member. BABE had no active operations for the period from December 29, 2001 through February 10, 2003. On February 10, 2003, the Company purchased, for $200,000, the 49% minority interest in BABE, which then became a wholly-owned subsidiary.
      During 2002, the Company formed Build-A-Bear Workshop Franchise Holdings, Inc. (Holdings) for the purpose of entering into franchise agreements with companies in foreign countries other than Canada. Holdings is a wholly-owned subsidiary of the Company. In 2002 through 2004, Holdings signed franchise agreements with third parties to open Build-A-Bear Workshop stores in Japan, the United Kingdom, Korea, Denmark, Australia, France, Sweden, and Taiwan. For each of the franchise agreements, Holdings received a one-time, nonrefundable fee that has been deferred and is being amortized over the life of the respective franchise agreement. Holdings also receives a percentage of all sales by the franchisees. As of January 1, 2005, the number of Build-A-Bear Workshop franchise stores that are open and operating in these countries is as follows:

United Kingdom	4
Japan	4
Denmark	2
Australia	2
      During 2002, the Company formed Build-A-Bear Workshop Canada Ltd. (BAB Canada) for the purpose of operating Build-A-Bear Workshop stores in Canada. BAB Canada is a wholly-owned subsidiary of the Company.
      During 2003, the Company formed Build-A-Bear Retail Management, Inc. (BABRM) for the purpose of providing purchasing, legal, information technology, accounting, and other general management services for Build-A-Bear Workshop stores. BABRM is a wholly-owned subsidiary of the Company.
(2)     Summary of Significant Accounting Policies
      A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

(a) Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Build-A-Bear Workshop, Inc. and its wholly-owned subsidiaries, Shirts Illustrated, L.L.C., Holdings, BAB Canada, BABE, and BABRM. All significant intercompany accounts are eliminated in consolidation.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain reclassifications were made to prior years’ financial statements to be consistent with the fiscal year 2004 presentation.

(b) Fiscal Year
      The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended January 1, 2005 (fiscal 2004), January 3, 2004 (fiscal 2003), and December 28, 2002 (fiscal 2002). Fiscal years 2004 and 2002 included 52 weeks and fiscal year 2003 included 53 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

(c) Cash and Cash Equivalents
      Cash and cash equivalents include cash and short-term highly liquid investments with an original maturity of three months or less.
      The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

(d) Inventories
      Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis.

(e) Receivables
      Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue. The Company assesses the collectibility of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has determined that no allowance for doubtful accounts was necessary at either January 1, 2005 or January 3, 2004.

(f) Property and Equipment
      Property and equipment consist of leasehold improvements, furniture and fixtures, and computer equipment and software and are stated at cost. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life of the assets or the life of the lease which is generally ten years. Furniture and fixtures and computer equipment are depreciated using the straight-line method over the estimated service lives ranging from three to seven years. Computer software is amortized using the straight-line method over a period of three years. New store construction deposits are recorded at the time the deposit is made as construction-in-progress and reclassified to the appropriate property and equipment category at the time of completion of construction, when operations of the store commence.

(g) Other Intangible Assets
      Other intangible assets consist primarily of costs related to trademarks and other intellectual property. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives of three years using the straight-line method.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Other Assets
      Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Amortization expense related to other assets was $286,000, $470,000, and $167,000 for 2004, 2003, and 2002, respectively.

(i) Long-lived Assets
      Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

(j) Deferred Rent
      Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. The Company also receives certain lease incentives in conjunction with entering into operating leases. These lease incentives are recorded as deferred rent at the beginning of the lease term and recognized as a reduction of rent expense over the lease term. In addition, certain of the Company’s leases contain future contingent increases in rentals. Such increases in rental expense are recorded in the period in which such contingent increases to the rentals take place.

(k) Franchises
      The Company defers initial, one-time nonrefundable franchise fees and amortizes them over the life of the respective franchise agreements, which extend for periods up to 10 years. Continuing franchise fees are recognized as revenue as the fees are earned. The Company defers direct and incremental costs incurred with third parties when entering into franchise agreements and amortizes them over the life of the respective franchise agreements.

(l) Retail Revenue Recognition
      Net retail sales are net of discounts, exclude sales tax, and are recognized at the time of sale. Shipping and handling costs billed to customers are included in net retail sales.
      Revenues from the sale of gift certificates are recognized at the time of redemption. Unredeemed gift certificates are included in other current liabilities on the consolidated balance sheets.
      The Company has a frequent shopper program for its U.S. stores whereby customers who purchase $100 of merchandise receive $10 off a future purchase. An estimate, based on historical redemption rates, of the amount of revenue to be deferred related to this program is recorded at the time of each purchase as a reduction of net retail sales. The deferred revenue is included in other current liabilities on the consolidated balance sheets and is recognized as net retail sales at the time the discount is redeemed. Management evaluates the redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. Management reviews these redemption rates and assesses the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved with these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Based on this assessment at the end of fiscal 2003, the deferred revenue account was determined to be overstated and was adjusted downward by $1.1 million with a corresponding increase to net retail sales, an increase in net income of $0.7 million, net of income taxes of $0.4 million, and an increase in basic earnings per share of $0.07 for the year ended January 3, 2004. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of fiscal 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in fiscal 2004 were prospective in nature with no impact on previously reported results of operations.

(m) Costs of Merchandise Sold
      Costs of merchandise sold include the cost of the merchandise, royalties paid to licensors of third party branded merchandise, store occupancy cost, including store depreciation, freight costs from the manufacturer to the store, cost of warehousing and distribution, packaging, damages and shortages, and shipping and handling costs incurred in shipment to customers.

(n) Selling, General, and Administrative Expenses
      Selling, general, and administrative expenses include store payroll and related benefits, advertising, credit card fees, and store supplies, as well as central office management payroll and related benefits, travel, information systems, accounting, insurance, legal, and public relations. It also includes depreciation and amortization of central office leasehold improvements, furniture, fixtures, and equipment, as well as amortization of trademarks and intellectual property.

(o) Store Preopening Expenses
      Store preopening expenses, including store set-up, certain labor and hiring costs, and rental charges incurred prior to store openings are expensed as incurred.

(p) Advertising
      Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period the program takes place. Advertising expense was $22.7 million, $10.1 million, and $6.0 million for fiscal years 2004, 2003 and 2002, respectively.

(q) Income Taxes
      Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities.

(r) Earnings Per Share
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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain classes of preferred stock were entitled to participate in cash dividends on common stock prior to their conversion. For purposes of calculating basic earnings per share, undistributed earnings were allocated to common and participating preferred shares on a pro rata basis. Basic earnings per share is determined by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock or conversion rights of preferred stocks were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.
      All outstanding classes of preferred stock were converted to common stock in conjunction with the completion of the Company’s initial public offering on October 28, 2004.

(s) Stock-Based Compensation
      The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. In the event options are issued at a grant price resulting in compensation, such compensation is deferred as unearned compensation in stockholders’ equity and amortized to expense over the vesting period using the straight-line method.
      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS No. 123. For 2002 and 2003, no compensation cost was recognized at the date of the grant under APB No. 25 for the Company’s stock option plans as options were issued at fair value. In 2004, compensation cost was recognized under APB No. 25 due to the issuance of options below the fair value of the Company’s common stock and certain other modifications of existing awards. The following table illustrates the effect on net earnings and net earnings per share as if the Company had applied the fair value recognition provisions of

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123 to stock-based employee compensation for all periods presented (in thousands, except per share date):

	2004	2003	2002

		(restated)	(restated)
Net income:
As reported	$19,999	$7,618	$5,437
Add stock-based employee compensation expense recorded, net of related tax effects	1,446	—	—
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(2,643)	(243)	(119)

Pro Forma	$18,802	$7,375	$5,318

Basic earnings per common share:
As reported	$2.30	$0.53	$0.31

Pro forma	$2.03	$0.51	$0.30

Diluted earnings per common share:
As reported	$1.07	$0.43	$0.29

Pro forma	$1.02	$0.42	$0.28

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) dividend yield of 0%; (b) expected volatility of 0% (all options were granted prior to the Company’s initial public offering); (c) risk-free interest rates ranging from 3.5% to 6.3%; and (d) a weighted average expected life of 9.4, 9.3, and 10.0 years for 2004, 2003, and 2002, respectively. The weighted average fair value of the options at the grant date was $8.63, $2.70, and $2.87 per share for grants in fiscal 2004, 2003, and 2002, respectively. For awards with graded vesting, the pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — An Interpretation of APB Opinions No. 15 and 25.

(t) Fair Value of Financial Instruments
      For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses, approximates book value at January 1, 2005 and January 3, 2004.

(u) Use of Estimates
      The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles, inventories, and deferred income tax assets and the determination of deferred revenue under the Company’s frequent shopper program.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v) Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock purchases under certain employee stock purchase plans, to be recognized in the financial statements based on their fair values beginning with the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. The Company is required to adopt SFAS 123R for the interim period beginning July 3, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application. Both transition options require that compensation expense be recorded for all unvested share-based payment awards at the beginning of the first quarter of adoption of SFAS 123R. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented as if SFAS 123 had been applied in those periods. There are no prior period restatements under the prospective method. The Company currently plans to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 3, 2005. The Company has not yet determined the method of adoption to be applied. The Company estimates that net income in the consolidated statement of operations for 2005 will be reduced by approximately $0.7 million as a result of the adoption of SFAS 123R in the third quarter of fiscal 2005, exclusive of any potential restatement of results for the first two quarters of 2005 depending on the method of adoption applied. If the Company adopts using the retrospective option, net income in the consolidated statement of operations for 2005 will be reduced by an additional 1.1 million.
(3)     Restatement of Financial Statements
      On February 25, 2005, the Company determined that it would correct its then current method of accounting for rent holidays and landlord allowances in connection with its store and headquarters leases and restate prior period results. Historically, the Company had recognized rent expense for leases on a straight-line basis beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (rent holiday) from the calculation of the period over which rent is expensed. The Company has corrected this practice to include the build-out period in the period over which rent is expensed to comply with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”). The result of this correction was to increase preopening expense and reduce costs of merchandise sold. Preopening expense increased because the build-out period occurs prior to the opening of the store. Costs of merchandise sold were reduced because rent is reduced over the balance of the lease period by an amount equal to the amount that was charged to preopening expense prior to the opening of the store.
      Additionally, the Company had accounted for landlord allowances as a reduction of the cost of leasehold improvements. In accordance with the provisions of FTB 88-1, the Company has corrected this practice and will account for these allowances as lease incentives resulting in a deferred credit to be recognized over the term of the lease as a reduction of rent expense. The term of the lease, as mentioned above, will now include the build-out period. The result of this correction was an increase in leasehold improvements and deferred rent on the balance sheet. The treatment of landlord allowances as lease incentives also resulted in a decrease in

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
preopening expense and an increase in costs of merchandise sold in the statement of operations. Within costs of merchandise sold, store depreciation expense has been increased and rent expense has been decreased.
      These corrections have also resulted in an increase to both net cash provided by operating activities and net cash used in investing activities on the statement of cash flows. There was no impact on the net change in the cash and cash equivalents balance. These corrections also resulted in a cumulative effect decrease of $902,000 in retained earnings as of December 29, 2001.
      Following is a summary of the effects of these changes on the Company’s consolidated financial statements for fiscal years 2003 and 2002:

	2003

	As Previously
	Reported(1)	As Restated

Balance Sheet Data
Property and equipment, net	56,358	73,635
Total Assets	110,933	128,210
Accounts payable	22,187	21,822
Total current liabilities	40,985	40,620
Deferred rent	3,403	23,801
Deferred tax liabilities	4,281	3,220
Retained earnings	12,344	10,649
Total stockholders’ equity	21,540	19,845
Total Liabilities and Stockholders’ Equity	110,933	128,210

	2003		2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Statement of Operations Data
Costs of merchandise sold	116,515	116,287	90,848	90,655
Store preopening	3,045	3,859	3,091	3,949
Total costs and expenses	200,593	201,179	159,479	160,144
Income before income taxes	13,079	12,493	9,659	8,994
Income tax expense	5,101	4,875	3,790	3,557
Net income	7,978	7,618	5,869	5,437
Net income available to common and participating preferred stockholders	5,553	5,193	3,443	3,011
Net income allocated to common stockholders	124	116	77	67
Net income allocated to participating preferred stockholders	5,429	5,077	3,366	2,944
Earnings per common share:
Basic	0.57	0.53	0.35	0.31
Diluted	0.45	0.43	0.32	0.29
Statement of Cash Flows Data
Net cash provided by operating activities	25,215	31,770	18,664	23,963
Net cash used in investing activities	(20,480)	(27,035)	(20,232)	(25,531)

(1)	Certain reclassifications were made to prior years’ financial statements to be consistent with fiscal year 2004 presentation.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4)     Impairment Charge
      During 2001, the Company identified three stores that were not meeting operating objectives and determined the stores were impaired and would be closed at the time of the early termination provision of the leases for each of the stores. The Company recorded a provision for impairment totaling $1,006,000 which included $884,000 related to the write down of property and equipment and other assets and $122,000 of accrued expenses to be incurred in the closing of the stores at the exercise of the early termination provisions. These accrued expenses represent certain costs to be incurred with the execution of the early termination of the leases and the required restoration of the leased space as a result of the early termination. During 2003, the Company closed one of the stores, one store was closed during 2004, and the remaining store was originally anticipated to close in early 2005. In the fourth quarter of 2004, due to the negotiation of more favorable occupancy costs, the Company determined that the remaining store would not be closed. As a result of that decision, the provision for the costs to be incurred at the closing of that store was reversed during the fourth quarter of 2004. The following table presents activity related to the provision for store closing costs discussed above during fiscal years 2002, 2003, and 2004 (in thousands):

Balance at December 29, 2001 (restated)	$122
Activity	—

Balance at December 28, 2002 (restated)	122
Store closing costs	(40)

Balance at January 3, 2004 (restated)	82
Store closing costs	(28)
Reversal of provision	(54)

Balance at January 1, 2005	$—

(5)     Property and Equipment
      Property and equipment consist of the following (in thousands):

	2004	2003

		(restated)
Leasehold improvements	$78,321	$70,083
Furniture and fixtures	16,932	15,088
Computer hardware	10,396	9,006
Computer software	7,270	5,971
New store construction deposits	2,629	1,066

	115,548	101,214
Less accumulated depreciation	39,733	27,579

	$75,815	$73,635

      For 2004, 2003, and 2002, depreciation expense was $13,782,000, $11,496,000, and $8,101,000, respectively.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6)     Goodwill
      The changes in the carrying amount of goodwill for fiscal 2003 and 2004 are as follows (in thousands):

Balance as of December 28, 2002	$97
Purchase of minority interest in BABE	200
Impairment loss	(200)

Balance as of January 3, 2004	$97
Impairment loss	(97)

Balance as of January 1, 2005	$—

      On February 10, 2003, the Company purchased the 49% minority interest in BABE for $200,000, which was allocated to goodwill due to the insignificance of the fair value of the identifiable net assets. A goodwill impairment loss of $200,000 was recognized in the BABE investment since the carrying amount of the investment was greater than the fair value (as determined using the expected present value of future cash flows) and the carrying amount of the goodwill exceeded the implied fair value of that goodwill. The goodwill impairment loss is included in selling, general, and administrative expenses in the consolidated statements of operations. The goodwill related to BABE was allocated to the Licensing and Entertainment segment.
      During fiscal 2004, the Company performed a goodwill impairment analysis on the existing goodwill balance, which was entirely related to Shirts Illustrated, LLC (SHI), a consolidated subsidiary. Due to the continued decline in third party sales by SHI, it was determined that the carrying amount of SHI was greater than the fair value of the entity as determined using the expected present value of future cash flows. It was also determined that the carrying amount of the SHI goodwill exceeded its implied fair value. The goodwill impairment loss is included in selling, general, and administrative expenses in the consolidated statements of operations. The goodwill related to SHI was allocated to the Retail segment.
(7)     Other Intangible Assets
      Other intangible assets consist of the following (in thousands):

	2004	2003

Trademarks and other intellectual property at cost	$5,062	$4,263
Less accumulated amortization	3,651	2,770

Total, net	$1,411	$1,493

      Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $880,000, $874,000, and $722,000 for 2004, 2003, and 2002, respectively. Estimated amortization expense for 2005, 2006, and 2007 is $787,000, $508,000, and $116,000, respectively.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8)     Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	2004	2003

Accrued wages, bonuses, and related expenses	$7,741	$1,853
Sales tax payable	3,525	2,843
Current income taxes payable	2,131	1,299
Accrued rent and related expenses	569	371

	$13,966	$6,366

(9)     Other Current Liabilities
      Other current liabilities consist of the following (in thousands):

	2004	2003

Gift certificates and customer deposits	$16,299	$9,346
Deferred revenue	5,559	2,961
Deferred licensing revenue	364	125

	$22,222	$12,432

(10)     Income Taxes
      The components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002

		(restated)	(restated)
Current:
Federal	$13,372	$2,754	$1,532
State	1,349	627	551
Foreign	88	100	100
Deferred:
Federal	(1,704)	1,133	1,281
State	(171)	261	93

Income tax expense	$12,934	$4,875	$3,557

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense is different from the amount computed by applying the U.S. statutory Federal income tax rates to income before income taxes. The reasons for these differences are as follows (in thousands):

	2004	2003	2002

		(restated)	(restated)
Income before income taxes	$32,933	$12,493	$8,994
U.S. statutory Federal income tax rate	35%	34%	34%

Computed income taxes	11,527	4,248	3,058
State income taxes, net of Federal tax benefit	1,178	576	436
Other	229	51	63

Income tax expense	$12,934	$4,875	$3,557

Effective tax rate	39.3%	39.0%	39.5%
      Temporary differences that gave rise to deferred income tax assets and liabilities are as follows (in thousands):

	2004	2003

		(restated)
Deferred income tax assets:
Deferred revenue	$3,310	$1,894
Accrued rents	—	501
Deferred compensation	102	308
Intangible assets	999	697
Store impairment	—	179
Stock compensation	509	—
Other	390	151

Total deferred income tax assets	5,310	3,730

Deferred income tax liabilities:
Property and equipment, net	(4,908)	(5,419)
Other	(216)	—

Total deferred income tax liabilities	(5,124)	(5,419)

Net deferred income tax asset (liability)	$186	$(1,689)

      A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at January 1, 2005 or January 3, 2004.
(11)     Long-Term Debt
      On May 31, 2004, the Company amended its collateralized line of credit with a bank maintaining their borrowing capacity at $15,000,000. This line of credit matures on May 31, 2005. Borrowings are collateralized by essentially all of the assets of the Company. Availability under the agreement can be limited by the lender based on the Company’s levels of accounts receivable, inventory, and property and equipment. The credit agreement requires the Company to comply with certain financial covenants, including maintaining a

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum tangible net worth and funded debt to earnings before interest, depreciation and amortization ratio. As of January 1, 2005, the Company was in compliance with the amended and restated loan agreement’s covenants. The credit agreement restricts the payment of dividends when the availability under the line of credit, after considering the dividend to be paid, is decreased below $5 million. There was no outstanding balance under the line of credit at January 1, 2005 or January 3, 2004. At January 1, 2005, a standby letter of credit of approximately $1.1 million was outstanding under the agreement. The interest rate for the line of credit is the prime rate (5.25% at January 1, 2005) less 0.5%. The line of credit also includes a commitment fee of 0.125% per annum on unused portions. At January 1, 2005, there was approximately $13.9 million available for borrowing under the line of credit.
(12)     Commitments and Contingencies

(a) Operating Leases
      The Company leases its retail stores, internet store, and corporate offices under agreements which expire at various dates through 2016. Each store lease contains provisions for base rent plus contingent payments based on defined sales. Total office and retail store base rent expense was $19,887,000, $16,546,000, and $11,770,000, and contingent rents were $1,172,000, $670,000, and $763,000 for 2004, 2003, and 2002, respectively.
      Future minimum lease payments at January 1, 2005, were as follows (in thousands):

2005	$23,010
2006	24,095
2007	24,383
2008	24,740
2009	24,147
Subsequent to 2009	72,017

$192,392

(b) Litigation
      In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the consolidated financial position or results of operations of the Company.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(13)     Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):

	2004	2003	2002

		(restated)	(restated)
Net income	$19,999	$7,618	$5,437
Cumulative dividends and accretion of redeemable preferred stock	1,262	1,970	1,971
Cumulative dividends of nonredeemable preferred stock	263	455	455

Net income available to common and participating preferred stockholders	18,474	5,193	3,011

Dividends and accretion related to dilutive preferred stock:
Series A-1	113	195	195
Series A-2	20	35	35
Series A-3	101	175	175
Series A-4	29	50	50
Series A-5	293	439	—
Series B-4	41	19	19
Series D	928	1,512	—

Total dividends and accretion	1,525	2,425	474

	$19,999	$7,618	$3,485

Net income allocated to common stockholders	$8,519	$116	$67

Net income allocated to participating preferred stockholders	$9,955	$5,077	$2,944

Weighted average number of common shares outstanding	3,702,365	217,519	217,519

Weighted average number of participating preferred shares outstanding	7,805,238	9,527,412	9,527,412

Weighted average number of common shares outstanding	3,702,365	217,519	217,519
Effect of dilutive securities:
Stock options	556,545	377,528	310,305
Restricted stock	205,845	94,893	48,263

	4,464,755	689,940	576,087

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

		(restated)	(restated)
Convertible preferred shares:
Series A-1	1,203,221	1,400,096	1,320,440
Series A-2	148,017	171,679	162,427
Series A-3	1,016,444	1,182,744	1,115,460
Series A-4	217,641	253,260	238,848
Series A-5	1,122,950	1,306,688	—
Series B-1	226,182	275,352	275,352
Series B-2	1,193,595	1,453,072	1,453,072
Series B-3	255,467	311,003	311,003
Series B-4	1,318,130	1,604,680	1,604,680
Series C	4,084,723	4,998,089	4,998,089
Series D	3,365,310	3,899,745	—

Total dilutive convertible preferred shares	14,151,680	16,856,408	11,479,371

Weighted average number of common shares — dilutive	18,616,435	17,546,348	12,055,458

Earnings per share:
Basic:
Per common share	$2.30	$0.53	$0.31

Per participating preferred share	$1.28	$0.53	$0.31

Diluted	$1.07	$0.43	$0.29

      In calculating diluted earnings per share for fiscal 2004, 2003 and 2002, convertible preferred shares of 0, 237,734, and 5,093,723, respectively, were outstanding as of the end of the periods, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.
(14) Stock Option Plan
      On April 3, 2000, the Company adopted the 2000 Stock Option Plan (the Plan). Under the Plan, the Company granted 300,000 vested options at an exercise price of $0.465 per share. Compensation expense of $500,000 and $300,000 for these options was recorded in 1999 and 2000, respectively. In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, and, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).
      Under the Plans, as amended, up to 3,700,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company. The Plan allows for the grant of incentive stock options, nonqualified stock options, and restricted stock. Options granted under the Plan expire no later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of the nonqualified options shall be determined from time to time by the compensation committee of the board of directors (the Committee). The vesting provision of individual options is at the discretion of the Committee.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the balances and activity for the Plans follow:

		Weighted	Weighted Average
	Number of	Average	Fair Value at
	Shares	Exercise Price	Grant Date

Outstanding, December 29, 2001	804,815	$3.45
Granted:
Exercise price equal to fair market value	55,000	8.42	$2.87
Exercised	—	—
Forfeited	—	—

Outstanding, December 28, 2002	859,815	3.77
Granted:
Exercise price equal to fair market value	271,484	9.10	2.70
Exercised	—	—
Forfeited	63,750	8.78

Outstanding, January 3, 2004	1,067,549	4.82
Granted:
Exercise price less than fair market value	302,234	8.78	8.65
Exercise price equal to fair market value	2,000	20.00	5.86
Exercised	268,912	2.05
Forfeited	63,463	8.05

Outstanding, January 1, 2005	1,039,408	6.52

Options Exercisable As Of:
December 28, 2002	446,963	2.12
January 3, 2004	609,139	2.91
January 1, 2005	1,037,408	6.50
      The Company granted options during 2004 at an exercise price of $8.78 per share, which had been determined to be the fair value of its common stock at the time based on an independent appraisal. Subsequent to such grants, the Company determined that the fair value of the underlying common stock should have been deemed to be approximately $15.00 per share. As a result of this determination, this option issuance generated stock-based compensation of $1.9 million to be recognized over the vesting period of the 302,234 underlying options. These options became fully vested upon completion of the Company’s initial public offering on October 28, 2004. Accordingly, all unrecognized compensation expense related to this grant was recognized at that time and is reflected in the consolidated statement of operations for the fiscal year ended January 1, 2005.
      In May of 2004, a former officer of the Company surrendered 48,964 shares of Class C preferred stock in exchange for the exercise of 255,600 stock options with exercise prices ranging from $0.47 to $6.10 per share. In conjunction with this transaction, the vesting of 9,400 options with an exercise price of $6.04 per share was accelerated by one calendar month. Stock compensation costs of $26,000 are reflected in the consolidated statements of operations for the modification of the terms of these options. The Company also extended the due date of a loan made to the same former officer. The loan was originally due upon the earlier of the officer’s separation date from the Company or April 3, 2006. The officer separated from the Company during 2004. On

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the date of separation, the due date of the loan was extended until April 3, 2006. The loan was collected in full on November 24, 2004.
      In May of 2004, the Company accelerated the vesting of 5,625 options with an exercise price of $9.10 per share. The options were held by a former member of the Company’s board of directors. The options were originally scheduled to vest at a rate of 1,875 per year on April 24 of each year through April 24, 2007. Simultaneously with this acceleration, the Company allowed the former director to exercise 7,500 options with an exercise price of $9.10 per share for no consideration. The 7,500 options consisted of the 5,625 accelerated options plus 1,875 previously vested options. At the time of this modification, the fair value of the Company’s common stock was $8.78 per share. Accordingly, the Company recognized $66,000 in compensation expense at the time of this modification, which is reflected in the consolidated statements of operations.
      Shares available for future options and restricted stock grants were 2,075,553 and 816,654 at the end of 2004 and 2003, respectively.
      The following table summarizes information about stock options outstanding at January 1, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price

$0.47	100,000	5.3	$0.47	100,000	$0.47
$4.50	274,815	0.3	4.50	274,815	4.50
$6.04-$6.10	153,000	5.6	6.09	153,000	6.09
$8.42	25,000	7.7	8.42	25,000	8.42
$8.78	293,859	8.6	8.78	293,859	8.78
$9.10	190,734	7.4	9.10	190,734	9.10
$20.00	2,000	9.8	20.00	—	—

Total	1,039,408	5.4	6.52	1,037,408	6.50

(15)     Stockholders’ Equity

(a) Reorganization and Preferred Stock Sales
      Effective April 3, 2000, the Company reorganized from an LLC to a C Corporation. The existing LLC members received a total of 9,482,482 shares of Series A, B, and C convertible nonredeemable preferred stock and 217,519 shares of common stock in exchange for their member units.
      On April 5, 2000, the Company issued a total of 2,666,666 shares of Series A and B convertible redeemable preferred stock in exchange for $9,837,876 in cash and $1,934,485 in a promissory note from a related party. The note was subsequently collected in full within 30 days of issuance. The proceeds are net of the costs associated with the preferred stock sales of $227,632.
      From September through December 2001, the Company issued a total of 3,467,337 shares of Series D convertible redeemable preferred stock in exchange for $21,024,016 in cash. The cash proceeds are net of the costs associated with the preferred stock sales of $141,911.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Restricted Stock
      On April 3, 2000, the Company issued 274,815 shares of restricted common stock to an officer of the Company in exchange for a promissory note of $1,236,667 that bears interest at 6.60% per annum. Both principal and interest are due April 2005. The shares were issued subject to a restriction of continued employment. The promissory note is collateralized by a pledge of the stock. The Company’s recourse against the personal assets of the officer is limited to an amount not to exceed $618,333 provided that the Company shall have recourse against the personal assets of the officer only if the fair market value of the pledged securities is less than 50% of the unpaid principal balance of the note.
      On September 19, 2001, the Company issued 40,982 shares of restricted common stock to two officers of the Company in exchange for nonrecourse promissory notes totaling $249,990 that bear interest at 4.82% per annum. Both principal and interest are due September 2006. On November 24, 2004, the Company collected all outstanding principal and interest related to 20,491 shares of this restricted stock. The collection of these funds removed all remaining restrictions from those shares.
      On November 17, 2004, the Company issued 330 shares of restricted common stock to a member of its board of directors as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors, and all restrictions will lapse one year from the date of issuance. The fair value of the restricted stock at the date of grant was $30.33 per share.
      The outstanding restricted stock is included in the number of outstanding shares on the face of the consolidated balance sheets, but is treated as outstanding stock options for accounting purposes. The shares of restricted stock, accounted for as options, are included in the calculation of diluted earnings per share using the treasury stock method, with the proceeds equal to the amounts to be collected from the outstanding loans related to the restricted stock, where applicable.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Preferred Stock
      Prior to the Company’s initial public offering, 25,000,000 shares of preferred stock were authorized. Preferred stock consisted of various series of Class A, B, C, and D preferred stock. Each class had various dividend, liquidation, and redemption rights as summarized below:

Series of	Defined	Defined	Shares Issued and	Liquidation
Preferred	Liquidation	Cumulative	Outstanding as of	Preference as of
Stock	Rights	Dividends	January 3, 2004	January 3, 2004

				(in thousands)
A-1	$2.451890	0.171632	1,137,898	$3,522
A-2	3.556556	0.248959	139,981	629
A-3	2.600746	0.182052	961,263	3,156
A-4	3.484283	0.243900	205,824	905
A-5	5.649780	0.395485	1,061,986	7,575
B-1	1.808051	0.000000	275,352	498
B-2	1.720493	0.000000	1,453,072	2,500
B-3	2.305925	0.000000	311,003	717
B-4	3.739067	0.000000	1,604,680	6,000
C-1	0.105315	0.000000	3,418,306	360
C-2	0.973290	0.000000	1,385,507	1,349
C-3	0.720934	0.000000	194,276	140
D	6.100000	0.427000	3,467,337	24,471

			15,616,485	$51,822

      During 2004, 2003, and 2002, $1,262,000, $1,970,000, and $1,971,000, respectively, was recorded to increase the carrying value of the Series A-5, B-4, and D redeemable preferred stock to its redemption value. This includes cumulative dividends of $1,109,000, $1,901,000, and $1,901,000 and accretion of equity issuance costs of $153,000, $69,000, and $70,000 for 2004, 2003, and 2002, respectively, for the redeemable preferred stock. Cumulative dividends in arrears for the nonredeemable preferred stock totaled approximately $1,708,000 at January 3, 2004 and approximately $1,971,000 at the date of conversion in conjunction with the initial public offering.
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
      The amended Certificate of Incorporation effectively set the liquidation preferences and redemption amounts for the Series A and Series D stock to be equal to the original amounts plus the amounts of accrued and unpaid dividends as of July 31, 2004. Additionally, any dividend preferences or restrictions on all series of preferred stock were removed and all series of preferred stock participate on an as converted basis ratably with common stock for any declared dividends.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In August 2004, following the amendment of the Certificate of Incorporation, the Company paid a cash dividend of $10.0 million to the common and preferred stockholders. The dividend equated to $0.55 per share for all classes of stock.
      All shares of preferred stock, including shares of preferred stock issuable in exchange for accrued but unpaid dividends, were converted into 17,316,689 shares of common stock upon the completion of the Company’s initial public offering.

(d) Initial Public Offering
      On October 28, 2004, the Company and certain selling stockholders sold in an initial public offering (the “offering”) a total of 7,482,000 shares of common stock, of which 5,982,000 shares were sold by selling stockholders, at a price of $20.00 per share. The proceeds to the Company from the offering, after underwriting discounts and offering costs, were approximately $25.7 million. In conjunction with the offering, all shares of preferred stock, including shares of preferred stock issuable in exchange for accrued but unpaid dividends, were converted into 17,316,689 shares of common stock.
      As a result of the initial public offering, the Company’s charter was amended to authorize 50,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

(e) Share Activity
      The following table summarizes the changes in outstanding shares of all series of common and preferred stock for the year ended January 1, 2005:

	Redeemable Preferred Stock			Nonredeemable Preferred Stock
							Common
	Class A	Class B	Class D	Class A	Class B	Class C	Stock

Shares as of January 3, 2004	1,061,986	1,604,680	3,467,337	2,444,966	2,039,427	4,998,089	533,316
Exercise of stock options and exchange of outstanding shares, net of shares withheld for taxes	—	—	—	—	—	(48,964)	207,449
Issuance of restricted stock	—	—	—	—	—	—	330
Conversion of preferred stock to common stock	(1,061,986)	(1,604,680)	(3,467,337)	(2,444,966)	(2,039,427)	(4,949,125)	17,316,689
Additional shares issued in the offering	—	—	—	—	—	—	1,500,000

Shares as of January 1, 2005	—	—	—	—	—	—	19,557,784

(16)     Employee Benefit Plans

(a) 401(k) Savings Plan
      During 2000, the Company established a defined contribution plan that conforms to IRS provisions for 401(k) plans. The Build-A-Bear Workshop, Inc. Employees Savings Trust covers associates who work 1,000 hours or more in a year and have attained age 21. The Company, at the discretion of its board of directors, can provide for a Company match on the first 6% of employee deferrals. For 2004, 2003, and 2002, the Company provided a match of 30%, 25%, and 25%, respectively, on the first 6% of employee deferrals totaling $242,000, $137,000, and $140,000, respectively. The Company match vests over a five-year period.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Associate Stock Purchase Plan
      In October 2004, in connection with the initial public offering, the Company adopted an Associate Stock Purchase Plan (“ASPP”). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. No shares were issued under the ASPP in 2004.
(17)     Related-Party Transactions
      The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total cost of these fixtures and furniture amounted to $1,945,000, $2,706,000, and $2,840,000 in 2004, 2003, and 2002, respectively. The Company leased part of its corporate office from the same related party. Rent under this lease amounted to $99,000, $215,000, and $212,000 in 2004, 2003, and 2002, respectively. The total due to this related party as of January 1, 2005 and January 3, 2004 was $218,000 and $83,000, respectively.
      The Company paid $800,000, $960,000, and $1,041,000 in 2004, 2003, and 2002, respectively, for construction management services to an entity controlled by a stockholder holding in excess of 5% of one class of the Company’s capital stock prior to the initial public offering. The Company leased one of its retail stores from this same related party in fiscal 2003 and 2002. In 2003 and 2002, the Company paid rent totaling $78,000 and $193,000, respectively, under this lease agreement. The total due to this related party as of January 3, 2004 was $7,000. Subsequent to the initial public offering, this stockholder no longer owns in excess of 5% of any class of the Company’s capital stock. As a result, the entity controlled by this stockholder is no longer considered a related party. The Company plans to continue to use the same entity for construction management services in the future.
      The Company paid $431,000, $230,000, and $127,000 in 2004, 2003, and 2002, respectively, for design and other creative services to a stockholder holding in excess of 5% of one class of the Company’s capital stock prior to the initial public offering. There were no amounts due to this related party as of January 3, 2004. Subsequent to the initial public offering, this stockholder no longer owns in excess of 5% of any class of the Company’s capital stock. As a result, the stockholder is no longer considered a related party. The Company plans to continue to use this stockholder for design and other creative services in the future.
      The Company made charitable contributions of $218,000 and $56,000 in 2004 and 2003, respectively, to a charitable foundation controlled by the executive officers of the Company. The total due to this charitable foundation as of January 1, 2005 and January 3, 2004 was $52,000 and $41,000, respectively.
(18)     Major Vendors
      Two vendors accounted for approximately 71%, 76%, and 74% of inventory purchases in 2004, 2003, and 2002, respectively.
(19)     Segment Information
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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Following is a summary of the financial information for the Company’s reporting segments (in thousands):

			Licensing &
	Retail	International	Entertainment	Total

Fiscal 2002
Net sales to external customers	169,123	15	—	169,138
Net income (loss) before income taxes (restated)	10,237	(1,243)	—	8,994
Total assets (restated)	104,559	1,607	10	106,176
Capital expenditures (restated)	24,017	—	—	24,017
Depreciation and amortization (restated)	8,989	1	—	8,990
Fiscal 2003
Net sales to external customers	213,427	245	—	213,672
Net income (loss) before income taxes (restated)	14,261	(1,768)	—	12,493
Total assets (restated)	125,131	2,920	159	128,210
Capital expenditures (restated)	24,839	78	—	24,917
Depreciation and amortization (restated)	12,791	49	—	12,840
Fiscal 2004
Net sales to external customers	300,469	846	347	301,662
Net income (loss) before income taxes	33,796	(990)	127	32,933
Total assets	185,371	3,338	628	189,337
Capital expenditures	16,545	49	—	16,594
Depreciation and amortization	14,438	510	—	14,948
      The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. The Company allocates revenues to geographic areas based on the location of the customer or franchisee. The following schedule is a summary

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Company’s sales to external customers and long-lived assets by country of domicile (United States of America) and foreign countries (in thousands):

	United States
	of America	Canada	Other	Total

Fiscal 2002
Net sales to external customers	169,123	—	15	169,138
Property and equipment, net (restated)	60,554	—	—	60,554
Fiscal 2003
Net sales to external customers	210,552	2,875	245	213,672
Property and equipment, net (restated)	71,619	2,016	—	73,635
Fiscal 2004
Net sales to external customers	293,473	7,343	846	301,662
Property and equipment, net	73,780	2,135	—	75,915

      (a)(2) Financial Statement Schedules
      No additional Financial Statement Schedules are filed as a part of this report pursuant to Item 8 and Item 15(d).
      (a)(3) Exhibits.
      The following is a list of exhibits filed as a part of the annual report on Form 10-K:

Exhibit
Number		Description

1.1		Form of Underwriting Agreement
2.1		Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
3.1		Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)
3.2		Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
4.1		Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)
4.2		Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
4.3		Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
4.4		Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.1*	Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.1.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)
10	.1.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)
10	.2*	Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.2.1*	Form of Manager-Level Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)
10	.2.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)
10	.3*	Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)
10	.3.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)
10	.3.2*	Form of Director Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)
10	.3.3*	Model Incentive Stock Option Agreement Under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.3 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

Exhibit
Number		Description

10	.3.4*	Form of Employee Nonqualified Stock Option Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.4 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)
10	.3.5*	Form of the Restricted Stock Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.5 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)
10	.4*	Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)
10	.5*	Employment, Confidentiality and Noncompete Agreement dated April 13, 2004 between Barry Erdos and the Registrant (incorporated by reference from Exhibit 10.5 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)
10	.6*	Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)
10	.7*	Employment, Confidentiality and Noncompete Agreement dated July 9, 2001 between John Burtelow and the Registrant (incorporated by reference from Exhibit 10.7 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)
10	.8*	Employment, Confidentiality and Noncompete Agreement dated as of March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.8 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)
10	.9*	Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)
10	.10*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.11		Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.12		Second Amended and Restated Loan Agreement dated February, 2002 among U.S. Bank National Association, the Registrant and Shirts Illustrated, LLC (incorporated by reference from Exhibit 10.13 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.13		First Amended and Restated Revolving Credit Note dated February, 2002 by the Registrant and Shirts Illustrated, LLC in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.14 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.14		First Amended and Restated Security Agreement dated February, 2002 among the Registrant, Shirts Illustrated, LLC and U.S. Bank National Association (incorporated by reference from Exhibit 10.15 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.15*	Restricted Stock Purchase Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.16 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.16*	Secured Promissory Note of Maxine Clark in favor of the Registrant, dated April 3, 2000 (incorporated by reference from Exhibit 10.17 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.17*	Repayment and Stock Pledge Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.18 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.21*	Restricted Stock Purchase Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.22 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.22*	Secured Promissory Note of Tina Klocke in favor of the Registrant, dated September 19, 2001 (incorporated by reference from Exhibit 10.23 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

Exhibit
Number		Description

10	.23*	Repayment and Stock Pledge Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.24 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.24		Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Logistics, Inc., as amended (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.25		Agreement for Logistics Services dated as of February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.26 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10	.26†	Lease Agreement dated as of June 21, 2001 between the Registrant and Walt Disney World Co. (incorporated by reference from Exhibit 2.1 of our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.27		Amendment and Restatement of Sublease dated as of June 14, 2000 by and between NewSpace, Inc. and the Registrant (incorporated by reference from Exhibit 10.28 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.28		Lease dated May 5, 1997 between Smart Stuff, Inc. and Hycel Partners I, L.P. (incorporated by reference from Exhibit 10.29 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.29		Agreement dated October 16, 2002 between the Registrant and Hycel Properties Co., as amended (incorporated by reference from Exhibit 10.30 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.30		Letter Agreement dated September 30, 2003 between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.30.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)
10.31		Construction Management Agreement dated November 10, 2003 by and between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.31 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.32		Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)
10.33		Lease between 5th Midtown LLC and the Registrant dated July 21, 2004 (incorporated by reference from Exhibit 10.33 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on September 10, 2004, Registration No. 333-118142)
10.34		Exclusive Patent License Agreement dated March 12, 2001 by and between Tonyco, Inc. and the Registrant (incorporated by reference from Exhibit 10.34 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)
10.35		Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)
11.1		Statement regarding computation of earnings per share (incorporated by reference from Note 13 of the Company’s audited consolidated financial statements included herein)
21.1		List of Subsidiaries of the Registrant
23.1		Consent of KPMG LLP
23.2		Consent of Bryan Cave LLP (included in the opinion filed as Exhibit 5.1)
24.1		Powers of Attorney
31.1		Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)
31.2		Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)
32.1		Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)
32.2		Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.

By:	/s/ Maxine Clark

Maxine Clark
Chief Executive Bear
Date: March 28, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Maxine Clark Maxine Clark	Chief Executive Bear and Chairman of the Board (Principal Executive Officer)	March 28, 2005

/s/ Barney A. Ebsworth Barney A. Ebsworth	Director	March 28, 2005

/s/ Mary Lou Fiala Mary Lou Fiala	Director	March 28, 2005

/s/ James M. Gould James M. Gould	Director	March 28, 2005

/s/ Louis M. Mucci Louis M. Mucci	Director	March 28, 2005

/s/ William Reisler William Reisler	Director	March 28, 2005

/s/ Frank M. Vest, Jr. Frank M. Vest, Jr.	Director	March 28, 2005

/s/ Tina Klocke Tina Klocke	Chief Financial Bear, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 28, 2005

BUILD-A-BEAR WORKSHOP, INC.
INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Description

23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)
31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)
32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)
32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)