Form 10-Q
period 2005-04-02
BUILD A BEAR WORKSHOP INC
filed 2005-05-16
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1883836
(State of other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

1954 Innerbelt Center Drive	63114
St. Louis, Missouri	(Zip Code)
(Address of principal executive offices)

(314) 423-8000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value, 19,875,357 shares issued and outstanding as of May 12, 2005

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II	Other Information

	Item 6.	Exhibits	23

	Signatures		24

Second Amendment to Public Warehouse Contract
Letter Agreement Extending Agreement
Letter Agreement Extending Agreement
Rule 13a-14(a) 15d-14(a) Certification
Rule 13a-14(a) 15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	April 2,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$70,609	$67,327
Inventories	30,819	30,791
Receivables	3,473	3,792
Prepaid expenses and other current assets	5,031	5,320
Deferred tax assets	2,836	2,725

Total current assets	112,768	109,955

Property and equipment, net	77,321	75,815
Other intangible assets, net	1,300	1,411
Other assets, net	2,155	2,056

Total assets	$193,544	$189,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,883	$25,767
Accrued expenses	13,321	13,966
Other current liabilities	17,750	22,222

Total current liabilities	52,954	61,955

Deferred franchise revenue	2,047	2,075
Deferred rent	28,578	26,426
Other liabilities	695	732
Deferred tax liabilities	1,964	2,539

Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; no shares issued or outstanding at April 2, 2005 and January 1, 2005	—	—
Common stock, par value $0.01, 50,000,000 shares authorized; issued and outstanding 19,862,807 and 19,557,784 shares, respectively	199	196
Additional paid-in capital	81,441	77,708
Retained earnings	27,354	19,386
Notes receivable from officers	(146)	(1,770)
Unearned compensation	(1,542)	(10)

Total stockholders’ equity	107,306	95,510

Total liabilities and stockholders’ equity	$193,544	$189,237

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Revenues:
Net retail sales	$85,723	$69,495
Franchise fees	306	117
Licensing revenue	30	—

Total revenues	86,059	69,612

Costs and expenses:
Cost of merchandise sold	42,607	35,922
Selling, general and administrative	29,635	24,993
Store preopening	1,188	212
Interest expense (income), net	(368)	(39)

Total costs and expenses	73,062	61,088

Income before income taxes	12,997	8,524
Income tax expense	5,029	3,239

Net income	7,968	5,285
Cumulative dividends and accretion of redeemable preferred stock	—	492
Cumulative dividends of nonredeemable preferred stock	—	114

Net income available to common and participating preferred stockholders	$7,968	$4,679

Net income allocated to common stockholders	$7,968	$104

Net income allocated to participating preferred stockholders	$—	$4,575

Earnings per common share:
Basic	$0.41	$0.48

Diluted	$0.40	$0.30

Shares used in computing common per share amounts:
Basic	19,274,625	217,519
Diluted	20,123,927	17,858,276

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income	$7,968	$5,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,165	3,543
Deferred taxes	(686)	(268)
Tax benefit from exercise of non-qualified options	2,095	—
Loss on disposal of property and equipment	112	—
Stock-based compensation	61	26
Change in assets and liabilities:
Inventories	(28)	3,089
Receivables	319	1,102
Prepaid expenses and other current assets	289	598
Accounts payable	(3,884)	(3,734)
Accrued expenses and other liabilities	(5,240)	1,083

Net cash provided by operating activities	5,171	10,724

Cash flows from investing activities:
Purchases of property and equipment	(5,501)	(2,403)
Purchases of other assets	(270)	(299)

Net cash used in investing activities	(5,771)	(2,702)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	2,237	—
Collection of note receivable from officer	1,645	—

Net cash provided by financing activities	3,882	—

Net increase in cash and cash equivalents	3,282	8,022
Cash and cash equivalents, beginning of period	67,327	20,601

Cash and cash equivalents, end of period	$70,609	$28,623

Noncash transactions:
Cumulative dividends and accretion of redeemable preferred stock	$—	$492
Receipt of common stock in lieu of employee tax withholdings	$2,210	$—

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 1, 2005 was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 1, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.

2. Recent Accounting Pronouncements

     In December 2004, the Financial Account Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R, as amended by a ruling issued by the Securities and Exchange Commission on April 14, 2005, requires all share-based payments to employees, including grants of employee stock options and stock purchases under certain employee stock purchase plans, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. The Company is required to adopt SFAS 123R for the annual period beginning January 1, 2006 using a modified version of prospective application or may elect to apply a modified version of retrospective application. Both transition options require that compensation expense be recorded for all unvested share-based payment awards at the beginning of the first quarter of adoption of SFAS 123R. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented as if SFAS 123 had been applied in those periods. There are no prior period restatements under the prospective method. The Company currently plans to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has not yet determined the method of adoption to be applied. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

3. Stock-based Compensation

     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grant over the amount an employee must pay to acquire the common stock. In the event options or other stock-based compensation are issued at a grant price resulting in compensation, such compensation is deferred as unearned compensation in stockholders’ equity and amortized to expense over the vesting period.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net earnings and net earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the thirteen weeks ended April 2, 2005 and April 3, 2004 (in thousands, except per share data):

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Net income:
As reported	$7,968	$5,285
Add stock-based employee compensation expense recorded, net of related tax effects	38	16
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(452)	(57)

Pro Forma	$7,554	$5,244

Basic earnings per common share:
As reported	$0.41	$0.48

Pro forma	$0.39	$0.48

Diluted earnings per common share:
As reported	$0.40	$0.30

Pro forma	$0.38	$0.29

     For awards with graded vesting, the pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – An Interpretation of APB Opinions No. 15 and 25.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Net income	$7,968	$5,285
Cumulative dividends and accretion of redeemable preferred stock	—	492
Cumulative dividends of nonredeemable preferred stock	—	114

Net income available to common and participating preferred stockholders	7,968	4,679
Dividends and accretion related to dilutive preferred stock	—	606

	$7,968	$5,285

Net income allocated to common stockholders	$7,968	$104

Net income allocated to participating preferred stockholders	$—	$4,575

Weighted average number of common shares outstanding	19,274,625	217,519

Weighted average number of participating preferred shares outstanding	—	9,527,412

Weighted average number of common shares outstanding	19,274,625	217,519
Effect of dilutive securities:
Stock options	613,719	373,007
Restricted stock	235,583	105,670
Dilutive convertible preferred shares	—	17,162,080

Weighted average number of common shares — dilutive	20,123,927	17,858,276

Earnings per share:
Basic:
Per common share	$0.41	$0.48

Per participating preferred share	$—	$0.48

Diluted	$0.40	$0.30

     In calculating diluted earnings per share for the thirteen weeks ended April 2, 2005, options to purchase 177,292 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 51,750 shares of restricted common stock were excluded from the calculation of diluted earnings per share because their vesting is contingent on achieving a specified net income level that had not been met as of April 2, 2005. No options or contingently convertible shares were excluded from the diluted earnings per share calculation for the thirteen weeks ended April 3, 2004.

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Property and Equipment

     Property and equipment consist of the following (in thousands):

	April 2,	January 1,
	2005	2005
Leasehold improvements	$79,902	$78,321
Furniture and fixtures	17,108	16,932
Computer hardware	10,607	10,396
Computer software	7,380	7,270
New store construction deposits	5,467	2,629

	120,464	115,548
Less accumulated depreciation	43,143	39,733

	$77,321	$75,815

6. Stockholders’ Equity

     Following is a summary of the significant changes to stockholders’ equity that occurred in the thirteen weeks ended April 2, 2005.

     In March 2005, the Company granted 51,750 shares of restricted, non-vested stock to certain executives of the Company. The shares vest ratably over a four year period from the date of grant if a certain net income level is achieved by the Company in fiscal 2005. The executives are entitled to vote these restricted shares and will be eligible for participation in any dividends declared during the vesting period. Based on management’s estimation that this net income level will be achieved in fiscal 2005, the Company is recording compensation expense for these shares over the vesting period. Under the provisions of APB Opinion No. 25 and related interpretations, these shares were marked to market as of April 2, 2005. They will continue to be adjusted to market value at each reporting date until the contingent performance criterion has been satisfied. At April 2, 2005, the total fair value of these restricted stock grants was approximately $1.6 million. During the thirteen weeks ended April 2, 2005, the Company recorded compensation expense of approximately $55,000 related to these restricted stock grants. The remaining unrecorded compensation expense related to these grants is reflected in unearned compensation on the consolidated balance sheet of the Company.

     On April 1, 2005, an officer of the Company exercised options to purchase 274,815 shares of common stock for $4.50 per share. The officer elected to return 72,124 of these shares in lieu of the required federal and state tax withholdings related to this exercise. The Company recognized a windfall tax benefit of approximately $2.1 million as a result of this transaction. Additionally, on April 1, 2005, the Company received payment in full for the outstanding note receivable from this officer in the amount of $1.6 million.

     On March 31, 2005, employees of the Company purchased 49,804 shares of common stock from the Company at a purchase price of $20.00 per share through the Associate Stock Purchase Plan.

7. Segment Information

     The Company’s operations are conducted through three reportable segments consisting of retail operations, international and licensing and entertainment. The retail operations segment includes the operating activities of the stores in the United States and Canada and other retail delivery operations, including the Company’s web-store and non-mall locations such as sports stadiums. The international segment

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

includes the licensing activities of the Company’s franchise agreements with locations outside of the United States and Canada. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and have different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

			Licensing &
	Retail	International	Entertainment	Total
Thirteen weeks ended April 2, 2005
Revenues from external customers	$85,723	$306	$30	$86,059
Income (loss) before income taxes	13,110	(134)	21	12,997
Total assets	189,431	3,450	663	193,544
Capital expenditures	5,471	30	—	5,501
Depreciation and amortization	4,031	134	—	4,165
Thirteen weeks ended April 3, 2004
Revenues from external customers	$69,495	$117	$—	$69,612
Income (loss) before income taxes	8,800	(276)	—	8,524
Total assets	127,728	2,938	159	130,825
Capital expenditures	2,401	2	—	2,403
Depreciation and amortization	3,449	94	—	3,543

     The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. The Company attributes revenues to geographic areas based on the location of the customer or franchisee. The Company attributes long-lived assets to geographic areas based on the physical location of the assets. The following schedule provides a summary of the Company’s revenues from external customers and long-lived assets attributed to the Company’s country of domicile (United States of America) and foreign countries (in thousands):

	United States
	of America	Canada	Other	Total
Thirteen weeks ended April 2, 2005
Revenues from external customers	$83,253	$2,500	$306	$86,059
Property and equipment, net	75,030	2,291	—	77,321
Thirteen weeks ended April 3, 2004
Revenues from external customers	$67,913	$1,582	$117	$69,612
Property and equipment, net	70,828	1,949	—	72,777

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 1, 2005, as filed with the Securities and Exchange Commission, and the following: (1) we may be unable to maintain our current comparable store sales growth; (2) our marketing initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; (3) we may be unable to open new stores or may be unable to effectively manage our growth; (4) we may be unable to effectively manage our international franchises or laws relating to those franchises may change; (5) we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; (6) customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; (7) general economic conditions may deteriorate, which could lead to reduced consumer demand for our products; (8) our market share could be adversely affected by a significant number of competitors; (9) we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; (10) the ability of our principal vendors to deliver merchandise may be disrupted; (11) the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; (12) our profitability could be adversely affected by high petroleum product prices; (13) third parties that manage our warehousing and distribution functions may perform poorly; (14) fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; (15) we may fail to renew, register or otherwise protect our trademarks or other intellectual property; (16) we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; (17) we may be unable to renew or replace our store leases, or enter into leases for new stores, on favorable terms, or may violate the terms of our current leases; (18) we may experience failures in our communications or information systems; (19) terrorism or the uncertainty of future terrorist attacks or war could reduce consumer confidence and mall traffic; (20) we may become subject to challenges relating to overtime pay or other regulations relating to our employees; (21) we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; (22) we may be unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner; and (23) we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations.

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

Overview

     We are the leading, and only national, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of April 2, 2005, we operated 173 stores in 40 states and Canada and had 12 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as in event-based locations and sports venues.

     We operate in three reportable segments (retail operations, international and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

• United States and Canadian retail stores, a webstore and seasonal, event-based locations;

• international stores operated under franchise agreements; and

• license arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

     Selected financial data attributable to each segment for the fiscal quarters ended April 2, 2005 and April 3, 2004 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

     Store contribution, which consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal event-based locations, as a percentage of net retail sales, excluding franchise fees, licensing revenue and revenue from our webstore and seasonal and event-based locations, was 29.3% for the thirteen weeks ended April 2, 2005 and 26.1% for the thirteen weeks ended April 3, 2004, and total company net income as a percentage of total revenues was 9.3% for the thirteen weeks ended April 2, 2005 and 7.6% for the thirteen weeks ended April 3, 2004. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. We believe the store contribution of our average store, coupled with the fact that as of April 2, 2005 we have opened 136 stores since the beginning of fiscal 2001 and improved expense management, primarily through improved labor planning and reductions in store supply and other expenses beginning in 2003, have been the primary reasons for our net income increasing during each of the last five fiscal years, as well as the increase in our net income for the thirteen weeks ended April 2, 2005 as compared to the thirteen weeks ended April 3, 2004. Additionally, as we have added stores and grown our sales volume, the quantities of merchandise and supplies we purchase have increased which has created economies of scale for our vendors allowing us to obtain reduced costs for these items and increase our profitability.

     We use comparable store sales as a key performance measure for our business. The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

Thirteen Weeks Ended
April 2, 2005	April 3, 2004	Fiscal 2004	Fiscal 2003	Fiscal 2002
5.4%	14.8%	18.1%	(15.9)%	(9.7)%

     Comparable store sales increased in fiscal 2004 and in each of the thirteen week periods ended April 2, 2005 and April 3, 2004. We believe this change from the previous trend can be attributed primarily to three factors:

•	A change in our marketing strategy. During the fourth quarter of fiscal 2003, we tested, in a limited number of markets, the use of television and online advertising and determined that it was successful in attracting a higher number of new and repeat guests. In the first quarter of fiscal 2004, we implemented this marketing strategy on a national basis and quickly began achieving comparable store sales increases. We anticipate continuing this marketing approach for the foreseeable future.

•	An improved economy with higher levels of consumer confidence and a better retail climate.

•	The positive impact of being featured in one segment of a nationally syndicated television show during the thirteen weeks ended April 3, 2004.

     We believe the decrease in comparable store sales for fiscal 2003 and fiscal 2002 was largely the result of four factors:

•	A difficult economic environment, including lower consumer confidence levels and a weak retail climate.

•	Our inability to increase the number of transactions in comparable stores which we believe was the result of low brand awareness with potential new and repeat guests.

•	The transfer to new stores of a portion of existing stores’ sales, as we opened new stores in markets where we already operated one or more stores, causing the existing stores’ sales to decline, even though total sales in those markets increased. We expect this factor to continue to affect us as we add new stores in markets where we have existing stores.

•	The large amount of initial trial sales in the first year a store is open, which we believe results from the distinctive nature of our concept and the publicity we normally receive when we open a new store, does not necessarily continue at that level after this period. We expect this factor to continue to affect us, but it is difficult to predict to what degree, particularly if awareness of our brand continues to grow as a result of our change in marketing strategy.

     We realized significant growth in our comparable store sales in fiscal 2004 after the national rollout of our new multi-media marketing program. While we expect to realize continuing benefit from the ongoing marketing initiatives, we do not expect to achieve the same level of comparable store sales increases in fiscal 2005 as we did in fiscal 2004 as the impact of such ongoing marketing initiatives will not be as significant in future periods.

Expansion and Growth Potential

U.S. and Canadian Stores:

     The number of Build-A-Bear Workshop stores in the United States and Canada for the periods presented below can be summarized as follows:

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Beginning of period	170	150
Opened	3	1
Closed	—	—

End of period	173	151

     In fiscal 2005, we anticipate opening a total of 28 to 30 Build-A-Bear Workshop stores in the United States and Canada. The 2005 new store openings will include a flagship store in New York City. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. In November 2004, we opened two Friends 2B Made stores adjacent and connected to existing Build-A-Bear Workshop stores. These Friends 2B Made stores are not considered new store openings but rather are considered expansions of Build-A-Bear Workshop stores. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores. We plan to open three additional Friends 2B Made stores in fiscal 2005, including one in our flagship store in New York City and two adjacent to Build-A-Bear Workshop stores.

Non-Store Locations:

     In fiscal 2004 we began offering merchandise in seasonal, event-based locations such as Citizens Bank Park™, home of the Philadelphia Phillies™ baseball club, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. In fiscal 2005, we plan to open two additional event-based locations in baseball stadiums.

International Franchise Revenue:

     Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Beginning of period	12	1
Opened	—	3
Closed	—	—

End of period	12	4

     As of April 2, 2005, we had master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering 11 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open between 20 and 25 stores in fiscal 2005. We believe there is a market potential for approximately 350 franchised stores outside of the United States and Canada.

     Results of Operations

     The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended
	April 2,	April 3,
	2005	2004
Revenues:
Net retail sales	99.6%	99.8%
Franchise fees	0.4	0.2
Licensing revenue	0.0	0.0

Total revenues	100.0	100.0
Costs and expenses
Cost of merchandise sold (1)	49.7	51.7
Selling, general and administrative	34.4	35.9
Store preopening	1.4	0.3
Interest expense (income), net	(0.4)	(0.1)

Total costs and expenses	84.9	87.8

Income before income taxes	15.1	12.2
Income tax expense	5.8	4.7

Net income	9.3%	7.6%

Gross margin (%) (2)	50.3%	48.3%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended April 2, 2005 compared to thirteen weeks ended April 3, 2004

     Total revenues. Net retail sales increased to $85.7 million for the thirteen weeks ended April 2, 2005 from $69.5 million for the thirteen weeks ended April 3, 2004, an increase of $16.2 million, or 23.4%. Net retail sales for new stores, as well as our webstore and other non-store locations contributed a $12.1 million increase in net retail sales. Comparable store sales increased $3.6 million, or 5.4%, which we believe was primarily as a result of having our national television and online marketing campaign in place for the full period in the first quarter of fiscal 2005. We began our national television and online marketing campaign in February 2004. Net retail sales were also increased by $0.5 million due to decreased levels of revenue deferrals under our frequent shopper program. Sales in the thirteen weeks ended April 2, 2005 benefited from a shift in the Easter holiday from the second quarter in fiscal 2004 to the first quarter in fiscal 2005. Sales in the thirteen weeks ended April 3, 2004 benefited from the positive impact of being featured in one segment of a nationally syndicated television show in the first quarter of fiscal 2004.

     Revenue from franchise fees increased to $0.3 million for the thirteen weeks ended April 2, 2005 from $0.1 million for the thirteen weeks ended April 3, 2004, an increase of $0.2 million. This increase was primarily due to the addition of new franchisees and new franchised stores in fiscal 2004.

     Gross margin. Gross margin increased to $43.1 million for the thirteen weeks ended April 2, 2005 from $33.6 million for the thirteen weeks ended April 3, 2004, an increase of $9.5 million, or 28.4%. As a percentage of net retail sales, gross margin increased to 50.3% for the thirteen weeks ended April 2, 2005 from 48.3% for the thirteen weeks ended April 3, 2004, an increase of 2.0%. Lower product, supplies, warehousing and distribution costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, accounted for 1.2% of this increase. Lower occupancy cost as a percentage of net retail sales, resulting from comparable store sales increases, accounted for 0.8% of the increase in gross margin.

     Selling, general and administrative. Selling, general and administrative expenses were $29.6 million for the thirteen weeks ended April 2, 2005 as compared to $25.0 million for the thirteen weeks ended April 3, 2004, an increase of $4.6 million, or 18.6%. As a percentage of total revenues, selling, general and administrative expenses decreased to 34.4% for the thirteen weeks ended April 2, 2005 as compared to 35.9% for the thirteen weeks ended April 3, 2004, a decrease of 1.5%. The dollar increase was primarily due to having 22 more stores in operation at April 2, 2005 as compared to April 3, 2004, as well as higher central office expenses required to support a larger store base and expenses related to being a public company. The decrease in selling, general and administrative expenses as a percent of revenue was primarily due to the leveraging of company wide advertising expenditures over a larger overall sales base, which resulted in a 0.9% decrease and the leveraging of store payroll expenses in comparable stores over increased sales in those stores which resulted in a 0.5% decrease. The leveraging of central office general and administrative expenses, primarily payroll, over a larger revenue base resulted in a 0.8% decrease as a percentage of total revenues. These decreases were partially offset by increased legal, accounting and insurance costs associated with being a public company which resulted in a 0.6% increase as a percentage of total revenues and by increases in credit card fees and other store expenses of 0.2% as a percentage of total revenues.

     Store preopening. Store preopening expense was $1.2 million for the thirteen weeks ended April 2, 2005 as compared to $0.2 million for the thirteen weeks ended April 3, 2004. These amounts include preopening rent expense of approximately $547,000 in the thirteen weeks ended April 2, 2005 and $35,000 in the thirteen weeks ended April 3, 2004. Approximately $0.6 million, including approximately $450,000 of preopening rent expense, of this increase was due to preopening costs related to our flagship store in New York City which is scheduled to open in July 2005. Total preopening costs for our flagship store are expected to be approximately $1.9 million. Two more new stores were opened in the thirteen weeks ended April 2, 2005 than in the thirteen weeks ended April 3, 2004 (three in the thirteen weeks ended

April 2, 2005 as compared to one in the thirteen weeks ended April 3, 2004), and we expect to open 11 stores during the second quarter of fiscal 2005 as compared to seven stores opened during the same period in fiscal 2004. Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.

     Interest expense (income), net. Interest income, net of interest expense, was $0.4 million for the thirteen weeks ended April 2, 2005 as compared to $39,000 for the thirteen weeks ended April 3, 2004. This increase was due to higher cash balances in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

     Provision for income taxes. The provision for income taxes was $5.0 million for the thirteen weeks ended April 2, 2005 as compared to $3.2 million for the thirteen weeks ended April 3, 2004. The effective tax rate was 38.7% for the thirteen weeks ended April 2, 2005 and 38.0% for the thirteen weeks ended April 3, 2004.

Non-GAAP Financial Measures

     We use the term “store contribution” throughout this quarterly report on Form 10-Q. Store contribution consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP).

     We use store contribution as a measure of our stores’ operating performance. Store contribution should not be considered a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with GAAP.

     We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability. Historically, central office general and administrative expenses and preopening expenses have increased at a rate less than our total net retail sales increases. Therefore, as we have opened additional new stores and leveraged our central office general and administrative and preopening expenses over this larger store base and sales volume, we have been able to increase our net income each period.

     The following table sets forth a reconciliation of store contribution to net income (in thousands):

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Net income	$7,968	$5,285
Income tax expense	5,029	3,239
Interest expense (income)	(368)	(39)
Store depreciation and amortization (1)	3,214	2,771
Store preopening expense	1,188	212
General and administrative expense (2)	8,186	6,775
Non-store activity contribution (3)	(989)	(595)

Store contribution	$24,228	$17,648

Total revenues	$86,059	$69,612
Revenues from non-store activities (3)	(3,416)	(1,905)

Store location net retail sales	$82,643	$67,707

Store contribution as a percentage of store location net retail sales	29.3%	26.1%

Total net income as a percentage of total revenues	9.3%	7.6%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Non-store activities include our webstore, seasonal and event-based locations and franchising and licensing activities.

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

     Historically, for stores open more than twelve months, seasonality has not been a significant factor in our results of operations, although we cannot assure you that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years.

Liquidity and Capital Resources

     Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors, cash flow provided by operations and our revolving line of credit. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. In the fourth quarter of fiscal 2004, we raised $25.7 million from the initial public offering of our common stock.

     Operating Activities. Cash flows provided by operating activities were $5.2 million for the thirteen weeks ended April 2, 2005 as compared with $10.7 million for the thirteen weeks ended April 3, 2004, or a decrease of $5.5 million. This decrease over the year ago period was primarily due to changes in assets and liabilities, excluding cash, which used cash of $8.5 million for the thirteen weeks ended April 2, 2005 as compared to providing cash of $2.1 million for the thirteen weeks ended April 3, 2004, an increase in the use of cash of $10.6 million. This use of cash was offset by a $2.1 million tax benefit from the exercise of non-qualified stock options in the thirteen weeks ended April 2, 2005. The variances in changes in assets and liabilities from the prior year were primarily the result of paying accrued bonuses of approximately $5.4 million in the thirteen weeks ended April 2, 2005 versus paying accrued bonuses of approximately $0.4 million in the year ago period, as well as no change in inventory levels in the first quarter of 2005 versus a decrease in inventory of $3.1 million in the first quarter of 2004. This decrease in inventory in the prior year period was due to higher than anticipated sales following the commencement of our national television advertising campaign and the positive impact of being featured in one segment of a nationally syndicated television show during that time period. These decreases in cash flows provided by operating activities were offset by increases over the year ago period in net income, adjusted for the impact of depreciation and amortization, of $3.3 million. The change in deferred taxes for the thirteen weeks ended April 2, 2005 and April 3, 2004 resulted in $0.7 million and $0.3 million in cash used, respectively.

     Investing Activities. Cash flows used in investing activities were $5.8 million for the thirteen weeks ended April 2, 2005 as compared to $2.7 million for the thirteen weeks ended April 3, 2004. Cash used in investing activities relates primarily to three new stores opened in the thirteen weeks ended April 2, 2005 and one opened in the thirteen weeks ended April 3, 2004, along with advanced expenditures on stores scheduled to open throughout fiscal 2005.

     Financing Activities. There were no cash flows from financing activities in the thirteen weeks ended April 3, 2004. Cash flows provided by financing activities were $3.9 million in the thirteen weeks ended April 2, 2005 which consisted primarily of proceeds from the exercise of employee stock options and the collection of a note receivable from one of our executive officers. No borrowings were made under our line of credit in either the thirteen weeks ended April 2, 2005 or the thirteen weeks ended April 3, 2004.

     Capital Resources. As of April 2, 2005, we had a cash balance of $70.6 million. We also have a $15.0 million line of credit which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association, is collateralized by the assets of Build-A-Bear Workshop, Inc. and most of our subsidiaries, and is guaranteed by our Canadian subsidiary. The credit agreement expires on May 31, 2005 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement and so long as the difference between the maximum amount that may be borrowed under the line of credit and the amount outstanding under the line of credit is greater than $5.0 million. Borrowings bear interest at the prime rate less 0.5%. Financial covenants include maintaining a minimum tangible net worth and a maximum funded debt to EBITDA ratio. As of April 2, 2005, we were in compliance with these covenants. There were no borrowings under our line of credit as of April 2, 2005. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of April 2, 2005. Accordingly, there was approximately $13.9 million available for borrowing under the line of credit as of April 2, 2005.

     Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. These leases typically have a ten-year term and contain provisions for base rent plus percentage rent based on defined sales levels. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third to fourth year of the lease, if a certain minimum sales volume is not achieved. In addition, some of these leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases.

     In fiscal 2005, we expect to spend a total of approximately $28 million to $30 million on capital expenditures, primarily for opening a total of 28 to 30 new stores, as well as for the continued installation and upgrades of central office information technology systems. In fiscal 2004, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million. We anticipate the investment per store in fiscal 2005 will be approximately the same, excluding our New York City flagship store which will cost approximately $6.0 million.

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

     We believe our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

     Our accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2005, which includes audited consolidated financial statements for our 2004, 2003 and 2002 fiscal years. We have identified certain critical accounting policies which are described below.

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

Revenue Recognition

     Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift certificates are reflected in other current liabilities on the consolidated balance sheets.

     We have a frequent shopper program whereby guests who purchase $100 of merchandise receive $10 off a future purchase. An estimate, based on historical redemption rates, of the amount of revenue to be deferred related to this program is recorded at the time of each purchase as a reduction of net retail sales. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.

     We evaluate the ultimate redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. The initial card had no expiration date but has not been provided to our guests since May 2002. Beginning in June 2002, cards were issued that had an expiration date of December 31, 2003. In each subsequent year, new cards have been issued in the June to August time frame with expiration dates on December 31 of the year following issuance. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2003, the deferred revenue account was adjusted downward by $1.1 million with a corresponding increase to net sales. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of fiscal 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in 2004 were prospective in nature with no impact on previously reported results of operations. We believe that the national television and online advertising campaign introduced in fiscal 2004 is increasing the mix of new, non-frequent guests as compared to the historical mix and is anticipated to result in a lower overall redemption rate for the frequent buyer program. A 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2004 for the current cards expiring on December 31, 2004 and December 31, 2005 would have an approximate impact of $0.5 million on the deferred revenue balance and net sales.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R, as amended by a ruling issued by the Securities and Exchange Commission on April 14, 2005, requires all share-based payments to employees, including grants of employee stock options and stock purchases under certain employee stock purchase plans, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123R for our fiscal year beginning January 1, 2006 using a modified version of prospective application or may elect to apply a modified version of retrospective application. Both transition options require that compensation expense be recorded for all unvested share-based payment awards at the beginning of the first quarter of adoption of SFAS 123R. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented as if SFAS 123 had been applied in those periods. There are no prior period restatements under the prospective method. We currently plan to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. We have not yet determined the method of adoption to be applied.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. As of April 2, 2005, we had no borrowings. Outstanding balances under our credit facility bear interest at a rate of prime less 0.5%. We had no borrowings outstanding during the thirteen weeks ended April 2, 2005. Accordingly, a 100 basis point change in interest rates would result in no material change to our recorded interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company’s Chief Executive Bear and Chief Financial Bear have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     Changes in Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management noted that, during the period covered by this report, the Company remediated the material weakness in internal control over financial reporting that was noted in the Company’s annual report on Form 10-K for the fiscal year ended January 1, 2005 by conducting a review of its accounting related to leases and correcting its method of accounting for tenant improvement allowances and rent holidays.

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

     At the end of fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the design and effectiveness of the Company’s internal control over financial reporting. Additionally, the Company’s independent registered public accounting firm will be required to audit management’s assessment. The Company is in the process of performing the documentation, evaluation and testing of its controls required for management to make this assessment. The Company has not yet completed its assessment and management may identify deficiencies that will need to be addressed and remediated.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit
No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-32320)) filed with the Securities and Exchange Commission on December 13, 2004
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-118142)) filed with the Securities and Exchange Commission on October 12, 2004
10.2	Second Amendment to Public Warehouse Contract between JS Logistics, Inc. and the Company dated April 1, 2005
10.3	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Company dated March 22, 2005
10.4	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Company dated May 3, 2005
31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)
31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)
32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)
32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005
BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

	By:	/s/ Maxine Clark

Maxine Clark Chairman of the Board and Chief Executive Bear

	By:	/s/ Tina Klocke

Tina Klocke Chief Financial Bear, Treasurer and Secretary