Form 10-Q
period 2005-07-02
BUILD A BEAR WORKSHOP INC
filed 2005-08-16
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number: 001-32320
BUILD-A-BEAR WORKSHOP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	43-1883836 (I.R.S. Employer Identification Number)

1954 Innerbelt Business Center Drive St. Louis, Missouri (Address of principal executive offices)	63114 (Zip Code)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 par value, 19,908,975 shares issued and outstanding as of August 11, 2005

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	27

Part II	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	28
	Item 6.	Exhibits	29

	Signatures		30
Letter Agreement
Second Amendment to the Public Warehouse Agreement
Rule 13a-14(a)(15d-14(a) Certification Pursuant to Section 302
Rule 13a-14(a)(15d-14(a) Certification Pursuant to Section 302
Section 1350 Certification Pursuant to Section 906
Section 1350 Certification Pursuant to Section 906

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 2,	January 1,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,961	$67,327
Inventories	35,806	30,791
Receivables	4,752	3,792
Prepaid expenses and other current assets	8,493	5,320
Deferred tax assets	2,958	2,725

Total current assets	99,970	109,955

Property and equipment, net	83,730	75,815
Other intangible assets, net	1,259	1,411
Other assets, net	2,184	2,056

Total assets	$187,143	$189,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,205	$25,767
Accrued expenses	4,932	13,966
Other current liabilities	17,078	22,222

Total current liabilities	39,215	61,955

Deferred franchise revenue	2,177	2,075
Deferred rent	29,677	26,426
Other liabilities	659	732
Deferred tax liabilities	3,996	2,539

Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; no shares issued or outstanding at July 2, 2005 and January 1, 2005	—	—
Common stock, par value $0.01, 50,000,000 shares authorized; issued and outstanding 19,899,228 and 19,557,784 shares, respectively	199	196
Additional paid-in capital	81,561	77,708
Retained earnings	30,849	19,386
Notes receivable from officers	(148)	(1,770)
Unearned compensation	(1,042)	(10)

Total stockholders’equity	111,419	95,510

Total liabilities and stockholders’ equity	$187,143	$189,237

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
				(restated)
Revenues:
Net retail sales	$73,279	$65,925	$159,002	$135,420
Franchise fees	334	190	640	307
Licensing revenue	86	—	116	—

Total revenues	73,699	66,115	159,758	135,727

Costs and expenses:
Cost of merchandise sold	38,951	34,124	81,558	70,046
Selling, general and administrative	27,555	23,639	57,190	48,632
Store preopening	1,929	493	3,117	705
Interest expense (income), net	(378)	(59)	(746)	(98)

Total costs and expenses	68,057	58,197	141,119	119,285

Income before income taxes	5,642	7,918	18,639	16,442
Income tax expense	2,147	3,009	7,176	6,248

Net income	3,495	4,909	11,463	10,194
Cumulative dividends and accretion of redeemable preferred stock	—	493	—	985
Cumulative dividends of nonredeemable preferred stock	—	114	—	228

Net income available to common and participating preferred stockholders	$3,495	$4,302	$11,463	$8,981

Net income allocated to common stockholders	$3,495	$153	$11,463	$261
Net income allocated to participating preferred stockholders	$—	$4,149	$—	$8,720

Earnings per common share:
Basic	$0.18	$0.44	$0.59	$0.92

Diluted	$0.17	$0.27	$0.57	$0.57

Shares used in computing common per share amounts:
Basic	19,801,598	351,944	19,538,111	284,731
Diluted	20,223,601	18,021,047	20,173,764	17,938,328
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-six weeks ended
	July 2, 2005	July 3, 2004
		(restated)
Cash flows from operating activities:
Net income	$11,463	$10,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,517	7,125
Deferred taxes	1,224	(357)
Tax benefit from exercise of non-qualified options	2,095	410
Loss on disposal of property and equipment	209	142
Stock-based compensation	215	94
Change in assets and liabilities:
Inventories	(5,015)	(7,375)
Receivables	(945)	288
Prepaid expenses and other current assets	(3,173)	(286)
Accounts payable	(8,562)	(455)
Accrued expenses and other liabilities	(13,109)	2,723

Net cash provided by (used in) operating activities	(7,081)	12,503

Cash flows from investing activities:
Purchases of property and equipment	(16,091)	(6,132)
Proceeds from sale of property and equipment	24	—
Purchases of other assets	(565)	(657)

Net cash used in investing activities	(16,632)	(6,789)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	2,702	—
Collection of note receivable from officer	1,645	—

Net cash provided by financing activities	4,347	—

Net increase (decrease) in cash and cash equivalents	(19,366)	5,714
Cash and cash equivalents, beginning of period	67,327	20,601

Cash and cash equivalents, end of period	$47,961	$26,315

Noncash transactions:
Cumulative dividends and accretion of redeemable preferred stock	$—	$985
Receipt of common stock in lieu of employee tax withholdings	$2,210	$540
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 1, 2005 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 1, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.
2. Restatement of Financial Statements
     On February 25, 2005, the Company determined that it would correct its then current method of accounting for rent holidays and landlord allowances in connection with its store and headquarters leases and restate prior period results. Historically, the Company had recognized rent expense for leases on a straight-line basis beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (rent holiday) from the calculation of the period over which rent is expensed. The Company has corrected this practice to include the build-out period in the period over which rent is expensed to comply with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”). The result of this correction was to increase preopening expense and reduce cost of merchandise sold. Preopening expense increased because the build-out period occurs prior to the opening of the store. Cost of merchandise sold decreased because rent is reduced over the balance of the lease period by an amount equal to the amount that was charged to preopening expense prior to the opening of the store.
     Additionally, the Company had accounted for landlord allowances as a reduction of the cost of leasehold improvements. In accordance with the provisions of FTB 88-1, the Company has corrected this practice and will account for these allowances as lease incentives resulting in a deferred credit to be recognized over the term of the lease as a reduction of rent expense. The term of the lease, as mentioned above, will now include the build-out period. The result of this correction was an increase in leasehold improvements and deferred rent on the balance sheet. The treatment of landlord allowances as lease incentives also resulted in a decrease in preopening expense and an increase in cost of merchandise sold in the statement of operations. Within cost of merchandise sold, store depreciation expense has been increased and rent expense has been decreased.
     These corrections have also resulted in an increase to both net cash provided by operating activities and net cash used in investing activities on the statement of cash flows. There was no impact on the net change in the cash and cash equivalents balance.
     Following is a summary of the effects of these changes on the Company’s consolidated financial statements for the twenty-six weeks ended July 3, 2004 (in thousands, except per share amounts):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Twenty-six weeks ended
	July 3, 2004
	As Previously
	Reported	As Restated
Statement of Operations Data
Cost of merchandise sold	70,146	70,046
Store preopening	580	705
Total costs and expenses	119,260	119,285
Income before income taxes	16,467	16,442
Income tax expense	6,258	6,248
Net income	10,209	10,194
Net income available to common and participating preferred stockholders	8,996	8,981
Net income allocated to common stockholders	261	261
Net income allocated to participating preferred stockholders	8,735	8,720
Earnings per common share:
Basic	0.92	0.92
Diluted	0.57	0.57

Statement of Cash Flows Data
Net cash provided by operating activities	10,809	12,503
Net cash used in investing activities	(5,095)	(6,789)
3. Recent Accounting Pronouncements
     In December 2004, the Financial Account Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R, as amended by a ruling issued by the Securities and Exchange Commission on April 14, 2005, requires all share-based payments to employees, including grants of employee stock options and stock purchases under certain employee stock purchase plans, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. The Company is required to adopt SFAS 123R for the annual period beginning January 1, 2006 using a modified version of prospective application or may elect to apply a modified version of retrospective application. Both transition options require that compensation expense be recorded for all unvested share-based payment awards at the beginning of the first quarter of adoption of SFAS 123R. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented as if SFAS 123 had been applied in those periods. There are no prior period restatements under the prospective method. The Company currently plans to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has not yet determined the method of adoption to be applied. The Company is currently evaluating the impact of the

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
adoption of this standard on the consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.
4. Frequent Shopper Program
     The Company has a frequent shopper program for its U.S. stores whereby customers who purchase $100 of merchandise receive $10 off a future purchase. An estimate, based on historical redemption rates, of the amount of revenue to be deferred related to this program is recorded at the time of each purchase as a reduction of net retail sales. The deferred revenue is included in other current liabilities on the consolidated balance sheets and is recognized as net retail sales at the time the discount is redeemed. Management evaluates the redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. Management reviews these redemption rates and assesses the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved with these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2003, the deferred revenue account was determined to be overstated and was adjusted downward by $1.1 million with a corresponding increase to net retail sales, an increase in net income of $0.7 million, net of income taxes of $0.4 million, and an increase in basic earnings per share of $0.07 for the year ended January 3, 2004. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of fiscal 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in fiscal 2004 were prospective in nature with no impact on previously reported results of operations. Beginning with the second quarter of fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to further changes in the Company’s redemption experience. Also during the second quarter of fiscal 2005, the balance in the deferred revenue account was adjusted downward by $78,000 with a corresponding increase to net retail sales and an increase in net income of $48,000, net of income taxes of $30,000. This adjustment increased basic earnings per share by $0.01 for the thirteen weeks ended July 2, 2005, and had no impact on diluted earnings per share for the same period.
5. Stock-based Compensation
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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net earnings and net earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the thirteen and twenty-six week periods ended July 2, 2005 and July 3, 2004 (in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
				(restated)
Net income:
As reported	$3,495	$4,909	$11,463	$10,194
Add stock-based employee compensation expense recorded, net of related tax effects	94	43	132	59

Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(499)	(69)	(951)	(126)

ProForma	$3,090	$4,883	$10,644	$10,127

Basic earnings per common share:
As reported	$0.18	$0.44	$0.59	$0.92

Pro forma	$0.16	$0.43	$0.54	$0.91

Diluted earnings per common share:
As reported	$0.17	$0.27	$0.57	$0.57

Pro forma	$0.15	$0.27	$0.53	$0.56

     For awards with graded vesting, the pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — An Interpretation of APB Opinions No. 15 and 25.
6. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
				(restated)
Net income	$3,495	$4,909	$11,463	$10,194
Cumulative dividends and accretion of redeemable preferred stock	—	493	—	985
Cumulative dividends of nonredeemable preferred stock	—	114	—	228

Net income available to common and participating preferred stockholders	3,495	4,302	11,463	8,981

Dividends and accretion related to dilutive preferred stock	—	607	—	1,213

	$3,495	$4,909	$11,463	$10,194

Net income allocated to common stockholders	$3,495	$153	$11,463	$261

Net income allocated to participating preferred stockholders	$—	$4,149	$—	$8,720

Weighted average number of common shares outstanding	19,801,598	351,944	19,538,111	284,731

Weighted average number of participating preferred shares outstanding	—	9,527,412	—	9,527,412

Weighted average number of common shares outstanding	19,801,598	351,944	19,538,111	284,731
Effect of dilutive securities:
Stock options	406,860	281,971	510,290	327,489
Restricted stock	15,143	103,003	125,363	103,003

	20,223,601	736,918	20,173,764	715,223

Dilutive convertible preferred shares:	—	17,284,129	—	17,223,105

Weighted average number of common shares — dilutive	20,223,601	18,021,047	20,173,764	17,938,328

Earnings per share:
Basic:
Per common share	$0.18	$0.44	$0.59	$0.92

Per participating preferred share	$—	$0.44	$—	$0.92

Diluted	$0.17	$0.27	$0.57	$0.57

     In calculating diluted earnings per share for the thirteen and twenty-six weeks ended July 2, 2005, options to purchase 180,796 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 51,750 shares of restricted common stock were excluded from the calculation of diluted earnings per share because their vesting is contingent on achieving a specified net income level that had not been met as of July 2, 2005. No options or contingently convertible shares were excluded from the diluted earnings per share calculation for the thirteen and twenty-six weeks ended July 3, 2004.
     On October 28, 2004, the Company and certain selling stockholders sold in an initial public offering (the “offering”) a total of 7,482,000 shares of common stock, of which 5,982,000 shares were sold by selling stockholders and 1,500,000 shares were issued by the Company, at a price of $20.00 per share.

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
7. Property and Equipment
     Property and equipment consist of the following (in thousands):

	July 2,	January 1,
	2005	2005
Leasehold improvements	$84,327	$78,321
Furniture and fixtures	17,811	16,932
Computer hardware	11,122	10,396
Computer software	7,913	7,270
New store construction deposits	9,534	2,629

	130,707	115,548
Less accumulated depreciation	46,977	39,733

	$83,730	$75,815

8. Stockholders’ Equity
     Following is a summary of the significant changes to stockholders’ equity that occurred in the twenty-six weeks ended July 2, 2005.
     In March 2005, the Company granted 51,750 shares of restricted, non-vested stock to certain executives of the Company. The shares vest ratably over a four year period from the date of grant if a certain net income level is achieved by the Company in fiscal 2005. The executives are entitled to vote these restricted shares and will be eligible for participation in any dividends declared during the vesting period. Based on management’s estimation that this net income level will be achieved in fiscal 2005, the Company is recording compensation expense for these shares over the vesting period. Under the provisions of APB Opinion No. 25 and related interpretations, the compensation related to these shares was adjusted to the market value of the Company’s common stock as of July 2, 2005. They will continue to be adjusted to market value at each reporting date until the contingent performance criterion has been satisfied. At July 2, 2005, the total fair value of these restricted stock grants was approximately $1.2 million. During the thirteen and twenty-six weeks ended July 2, 2005, the Company recorded compensation expense of approximately $149,000 and $204,000, respectively, related to these restricted stock grants. The remaining unrecorded compensation expense related to these grants is reflected in unearned compensation on the condensed consolidated balance sheet of the Company.
     On April 1, 2005, an officer of the Company exercised options to purchase 274,815 shares of common stock for $4.50 per share. The officer elected to return 72,124 of these shares in lieu of the required federal and state tax withholdings related to this exercise. The Company recognized a tax benefit of approximately $2.1 million as a result of this transaction. Additionally, on April 1, 2005, the Company received payment in full for the outstanding note receivable from this officer in the amount of $1.6 million.
     The employees of the Company purchased 12,621 and 49,804 shares of common stock from the Company at a purchase price of $20.00 per share through the Associate Stock Purchase Plan on June 30, 2005 and March 31, 2005, respectively.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Segment Information
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
     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Retail		Licensing &
	Operations	International	Entertainment	Total
Thirteen weeks ended July 2, 2005
Revenues from external customers	$73,279	$334	$86	$73,699
Income (loss) before income taxes	5,799	(157)	—	5,642
Total assets	181,795	4,601	747	187,143
Capital expenditures	10,590	—	—	10,590
Depreciation and amortization	4,212	140	—	4,352
Thirteen weeks ended July 3, 2004
Revenues from external customers	$65,925	$190	$—	$66,115
Income (loss) before income taxes	8,290	(372)	—	7,918
Total assets	138,055	2,885	378	141,318
Capital expenditures	3,724	5	—	3,729
Depreciation and amortization	3,444	138	—	3,582
Twenty-six weeks ended July 2, 2005
Revenues from external customers	$159,002	$640	$116	$159,758
Income (loss) before income taxes	18,909	(291)	21	18,639
Total assets	181,795	4,601	747	187,143
Capital expenditures	16,061	30	—	16,091
Depreciation and amortization	8,243	274	—	8,517
Twenty-six weeks ended July 3, 2004
Revenues from external customers	$135,420	$307	$—	$135,727
Income (loss) before income taxes (restated)	17,090	(648)	—	16,442
Total assets (restated)	138,055	2,885	378	141,318
Capital expenditures (restated)	6,125	7	—	6,132
Depreciation and amortization (restated)	6,893	232	—	7,125
     The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. The Company attributes revenues to geographic areas based on the location of the customer or franchisee. The Company attributes long-lived assets to geographic areas based on the physical location of the assets. The following schedule

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provides a summary of the Company’s revenue from external customers and long-lived assets attributed to the Company’s country of domicile (United States of America) and foreign countries (in thousands):

	United States
	of America	Canada	Other	Total
Thirteen weeks ended July 2, 2005
Revenues from external customers	$71,102	$2,263	$334	$73,699
Property and equipment, net	81,021	2,709	—	83,730
Thirteen weeks ended July 3, 2004
Revenues from external customers	$64,561	$1,364	$190	$66,115
Property and equipment, net	71,182	1,897	—	73,079
Twenty-six weeks ended July 2, 2005
Revenues from external customers	$154,355	$4,763	$640	$159,758
Property and equipment, net	81,021	2,709	—	83,730
Twenty-six weeks ended July 3, 2004
Revenues from external customers	$132,474	$2,946	$307	$135,727
Property and equipment, net (restated)	71,182	1,897	—	73,079

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 1, 2005, as filed with the Securities and Exchange Commission, and the following: we may be unable to generate comparable store sales growth; our marketing initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; general economic conditions may deteriorate, which could lead to reduced consumer demand for our products; our market share could be adversely affected by a significant number of competitors; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; our profitability could be adversely affected by high petroleum products prices; third parties that manage our warehousing and distribution functions may perform poorly; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; we may be unable to renew or replace our store leases, or enter into leases for new stores, on favorable terms, or may violate the terms of our current leases; we may experience failures in our communications or information systems; terrorism or the uncertainty of future terrorist attacks or war could reduce consumer confidence and mall traffic; we may become subject to challenges relating to overtime pay or other regulations relating to our employees; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may be unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner; and we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations.
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
Overview
     We are the leading, and only national, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of July 2, 2005, we operated 186 stores in 42 states and Canada and had 16 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as in event-based locations and sports venues.

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
     Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
     Store contribution was 27.7% for the twenty-six weeks ended July 2, 2005 and 27.3% for the twenty-six weeks ended July 3, 2004, and total company net income as a percentage of total revenues was 7.2% for the twenty-six weeks ended July 2, 2005 and 7.5% for the twenty-six weeks ended July 3, 2004. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. We believe the store contribution of our average store, coupled with the fact that as of July 2, 2005 we have opened 149 stores since the beginning of fiscal 2001 and improved expense management, primarily through improved labor planning and reductions in store supply and other expenses beginning in 2003, have been the primary reasons for our net income increasing during each of the last five fiscal years, as well as the increase in our net income for the twenty-six weeks ended July 2, 2005 as compared to the twenty-six weeks ended July 3, 2004. Additionally, as we have added stores and grown our sales volume, we have increased the quantities of merchandise and supplies we purchase, which has created economies of scale for our vendors, allowing us to obtain reduced costs for these items and increase our profitability.
     We use comparable store sales as a key performance measure for our business. The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

Thirteen Weeks Ended		Twenty-Six Weeks Ended
July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
(6.9)%	12.9%	(0.6)%	13.8%
     Comparable store sales decreased by 6.9% in the thirteen weeks ended July 2, 2005. For the twenty-six weeks ended July 2, 2005, comparable store sales declined by 0.6%. We believe these decreases can be attributed primarily to the following factors:
•	The Easter holiday and related spring school recesses generate a significant portion of our sales volume in the first half of our fiscal year. In fiscal 2004, Easter fell in our second fiscal quarter. In fiscal 2005, Easter fell in our first fiscal quarter. The change in the timing of the Easter holiday was a significant reason for both our 5.4% increase in first quarter comparable store sales and our 6.9% decrease in second quarter comparable store sales.

•	During the fourth quarter of fiscal 2003, we tested, in a limited number of markets, the use of television and online advertising and determined that it was successful in attracting a higher number of new and repeat guests. In the first quarter of fiscal 2004, we implemented this marketing strategy on a national basis and quickly began achieving comparable store sales increases. This marketing strategy has continued through the first half of fiscal 2005, but has not resulted in similar sales increases in fiscal 2005 as achieved in fiscal 2004. We anticipate continuing this marketing approach for the foreseeable future.

•	Sales in the twenty-six weeks ended July 3, 2004 benefited from the positive impact of being featured in one segment of a nationally syndicated television show in the first quarter of fiscal 2004. There was no similar event in the twenty-six weeks ended July 2, 2005.
Expansion and Growth Potential
U.S. and Canadian Stores:
     The number of Build-A-Bear Workshop stores in the United States and Canada for the periods presented below can be summarized as follows:

	Twenty-six weeks ended
	July 2, 2005	July 3, 2004
Beginning of period	170	150
Opened	16	8
Closed	—	(1)

End of period	186	157

     During fiscal 2005, we anticipate opening a total of 30 Build-A-Bear Workshop stores in the United States and Canada. The 2005 new store openings include a flagship store in New York City, which opened on July 1, 2005 and celebrated its official grand opening on July 8, 2005. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. In November 2004, we opened two Friends 2B Made stores adjacent and connected to existing Build-A-Bear Workshop stores. These Friends 2B Made stores are not considered new store openings but rather are considered expansions of Build-A-Bear Workshop stores. In July 2005, we opened a Friends 2B Made store within our flagship store in New York City. We plan to open two additional Friends 2B Made stores in fiscal 2005 adjacent to Build-A-Bear Workshop stores. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores.
Non-Store Locations:
     In fiscal 2004 we began offering merchandise in seasonal, event-based locations such as Citizens Bank Park™, home of the Philadelphia Phillies™ baseball club, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. In fiscal 2005, we have opened two additional event-based locations in baseball stadiums.
International Franchise Revenue:
     Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Twenty-six weeks ended
	July 2, 2005	July 3, 2004
Beginning of period	12	1
Opened	4	4
Closed	—	—

End of period	16	5

     As of July 2, 2005, we had master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering 12 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open a total of 20 to 25 stores in fiscal 2005. We believe there is a market potential for approximately 350 franchised stores outside of the United States and Canada.
Restatement of Prior Results
     On February 25, 2005, we determined that we would correct our then current method of accounting for rent holidays and landlord allowances in connection with our store and headquarters leases and restate prior period results. Historically, we had recognized rent expense for leases on a straight-line basis beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (rent holiday) from the calculation of the period over which rent is expensed. We have corrected this practice to include the build-out period in the period over which rent is expensed to comply with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”). The result of this correction was to increase preopening expense and reduce cost of merchandise sold. Preopening expense increased because the build-out period occurs prior to the opening of the store. Cost of merchandise sold was reduced because rent is reduced over the balance of the lease period by an amount equal to the amount that was charged to preopening expense prior to the opening of the store.
     Additionally, we had accounted for landlord allowances as a reduction of the cost of leasehold improvements. In accordance with the provisions of FTB 88-1, we have corrected this practice and will account for these allowances as lease incentives resulting in a deferred credit to be recognized over the term of the lease as a reduction of rent expense. The term of the lease, as mentioned above, will now include the build-out period. The result of this correction was an increase in leasehold improvements and deferred rent on the balance sheet. The treatment of landlord allowances as lease incentives also resulted in a decrease in preopening expense and an increase in cost of merchandise sold in the statement of operations. Within cost of merchandise sold, store depreciation expense has been increased and rent expense has been decreased.
     These corrections have also resulted in an increase to both net cash provided by operating activities and net cash used in investing activities on the statement of cash flows. There was no impact on the net change in the cash and cash equivalents balance.
     Following is a summary of the effects of these changes on our financial statements for the twenty-six weeks ended July 3, 2004 (in thousands, except per share amounts):

	Twenty-six weeks ended
	July 3, 2004
	As Previously
	Reported	As Restated
Statement of Operations Data
Cost of merchandise sold	70,146	70,046
Store preopening	580	705
Total costs and expenses	119,260	119,285
Income before income taxes	16,467	16,442
Income tax expense	6,258	6,248
Net income	10,209	10,194
Net income available to common and participating preferred stockholders	8,996	8,981
Net income allocated to common stockholders	261	261
Net income allocated to participating preferred stockholders	8,735	8,720
Earnings per common share:
Basic	0.92	0.92
Diluted	0.57	0.57

Statement of Cash Flows Data
Net cash provided by operating activities	10,809	12,503
Net cash used in investing activities	(5,095)	(6,789)
     Results of Operations
     The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended		Twenty-six weeks ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Revenues:
Net retail sales	99.4%	99.7%	99.5%	99.8%
Franchise fees	0.5	0.3	0.4	0.2
Licensing revenue	0.1	0.0	0.1	0.0

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of merchandise sold (1)	53.2	51.8	51.3	51.7
Selling, general and administrative	37.4	35.8	35.8	35.8
Store preopening	2.6	0.7	2.0	0.5
Interest expense (income), net	(0.5)	(0.1)	(0.5)	(0.1)

Total costs and expenses	92.3	88.0	88.3	87.9

Income before income taxes	7.7	12.0	11.7	12.1
Income tax expense	2.9	4.6	4.5	4.6

Net income	4.7%	7.4%	7.2%	7.5%

Gross margin (%) (2)	46.8%	48.2%	48.7%	48.3%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended July 2, 2005 compared to thirteen weeks ended July 3, 2004
     Total revenues. Net retail sales increased to $73.3 million for the thirteen weeks ended July 2, 2005 from $65.9 million for the thirteen weeks ended July 3, 2004, an increase of $7.4 million, or 11.2%. Net retail sales for new stores as well as our webstore and other non-store locations contributed an $11.4 million increase in net retail sales. Comparable store sales decreased $4.4 million, or 6.9%, which we believe was primarily the result of the shift of the Easter holiday from the second quarter of fiscal 2004 to the first quarter of fiscal 2005. Sales from non-comparable stores due to closure and remodels resulted in a $0.1 million decrease in net retail sales. Net retail sales also increased by $0.5 million due to decreased levels of revenue deferrals under our frequent shopper program compared to the prior year period.
     Revenue from franchise fees increased to $0.3 million for the thirteen weeks ended July 2, 2005 from $0.2 million for the thirteen weeks ended July 3, 2004, an increase of $0.1 million. This increase was primarily due to the addition of new franchisees and new franchised stores in the second half of fiscal 2004 and the first half of fiscal 2005.
     Gross margin. Gross margin increased to $34.3 million for the thirteen weeks ended July 2, 2005 from $31.8 million for the thirteen weeks ended July 3, 2004, an increase of $2.5 million, or 7.9%. As a percentage of net retail sales, gross margin decreased to 46.8% for the thirteen weeks ended July 2, 2005 from 48.2% for the thirteen weeks ended July 3, 2004, a decrease of 1.4%. This decrease was primarily due to a 1.1% increase in occupancy cost as a percentage of net retail sales resulting from decreasing sales levels at comparable stores.
     Selling, general and administrative. Selling, general and administrative expenses were $27.6 million for the thirteen weeks ended July 2, 2005 as compared to $23.6 million for the thirteen weeks ended July 3, 2004, an increase of $4.0 million, or 16.6%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.4% for the thirteen weeks ended July 2, 2005 as compared to 35.8% for the thirteen weeks ended July 3, 2004, an increase of 1.6%. The dollar increase was primarily due to having 29 more stores in operation at July 2, 2005 as compared to July 3, 2004, as well as higher central office expenses required to support a larger store base and various expenses related to being a public company. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to the de-leveraging of store payroll expense as comparable store sales declined, which resulted in a 1.4% increase. Additional increases were caused by higher legal, accounting and insurance costs primarily associated with being a public company which resulted in a 0.8% increase as a percentage of total revenues and by increases in advertising and other store expenses of 0.6% as a percentage of total revenues. These increases were partially offset by the leveraging of central office general and administrative expenses, primarily payroll, over a larger revenue base resulting in a 1.2% decrease as a percentage of total revenues.
     Store preopening. Store preopening expense was $1.9 million for the thirteen weeks ended July 2, 2005 as compared to $0.5 million for the thirteen weeks ended July 3, 2004. These amounts include preopening rent expense of approximately $0.6 million in the thirteen weeks ended July 2, 2005 and $90,000 in the thirteen weeks ended July 3, 2004. Approximately $0.9 million of this increase, including approximately $0.5 million of preopening rent expense, was due to preopening costs related to our flagship store in New York City which opened July 1, 2005. Excluding our flagship store, five more new stores were opened in the thirteen weeks ended July 2, 2005 than in the thirteen weeks ended July 3, 2004 (twelve in the thirteen weeks ended July 2, 2005 as compared to seven in the thirteen weeks ended July 3, 2004), and we expect to open 11 stores during the third quarter of fiscal 2005 as compared to seven stores opened during the same period in fiscal 2004. Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.

     Interest expense (income), net. Interest income, net of interest expense, was $0.4 million for the thirteen weeks ended July 2, 2005 as compared to $0.1 million for the thirteen weeks ended July 3, 2004. This increase was due to higher cash balances in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.
     Provision for income taxes. The provision for income taxes was $2.1 million for the thirteen weeks ended July 2, 2005 as compared to $3.0 million for the thirteen weeks ended July 3, 2004. The effective tax rate was 38.1% for the thirteen weeks ended July 2, 2005 and 38.0% for the thirteen weeks ended July 3, 2004.
Twenty-six weeks ended July 2, 2005 compared to twenty-six weeks ended July 3, 2004
     Total revenues. Net retail sales increased to $159.0 million for the twenty-six weeks ended July 2, 2005 from $135.4 million for the twenty-six weeks ended July 3, 2004, an increase of $23.6 million, or 17.4%. Net retail sales for new stores as well as our webstore and other non-store locations contributed a $23.5 million increase in net retail sales. Comparable store sales decreased $0.7 million, or 0.6%. Sales from non-comparable stores due to closure and remodels resulted in a $0.2 million decrease in net retail sales. Net retail sales also increased by $1.0 million due to decreased levels of revenue deferrals under our frequent shopper program compared to the prior year period.
     Revenue from franchise fees increased to $0.6 million for the twenty-six weeks ended July 2, 2005 from $0.3 million for the twenty-six weeks ended July 3, 2004, an increase of $0.3 million. This increase was primarily due to the addition of new franchisees and new franchised stores in the second half of fiscal 2004 and the first half of fiscal 2005.
     Gross margin. Gross margin increased to $77.4 million for the twenty-six weeks ended July 2, 2005 from $65.4 million for the twenty-six weeks ended July 3, 2004, an increase of $12.0 million, or 18.5%. As a percentage of net retail sales, gross margin increased to 48.7% for the twenty-six weeks ended July 2, 2005 from 48.3% for the twenty-six weeks ended July 3, 2004, an increase of 0.4%. This change was primarily due to lower product, supplies, warehousing and distribution costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, which accounted for a 0.5% increase in gross margin as a percentage of net retail sales.
     Selling, general and administrative. Selling, general and administrative expenses were $57.2 million for the twenty-six weeks ended July 2, 2005 as compared to $48.6 million for the twenty-six weeks ended July 3, 2004, an increase of $8.6 million, or 17.6%. As a percentage of total revenues, selling, general and administrative expenses were 35.8% for both the twenty-six weeks ended July 2, 2005 and the twenty-six weeks ended July 3, 2004. The dollar increase was primarily due to having 29 more stores in operation at July 2, 2005 as compared to July 3, 2004, as well as higher central office expenses required to support a larger store base and various expenses related to being a public company. Selling, general and administrative expenses increased as a percentage of revenue primarily due to the de-leveraging of store salaries and other store expenses due to decreased comparable store sales, which resulted in a 0.7% increase in selling, general and administrative expenses as a percentage of revenue. Additional increases were caused by higher legal, accounting and insurance costs primarily associated with being a public company which resulted in a 0.7% increase as a percentage of total revenues. These increases were offset by the leveraging of company wide advertising expenditures over a larger revenue base, which resulted in a 0.4% decrease, and the leveraging of central office general and administrative expenses, primarily payroll, over a larger revenue base resulting in a 1.0% decrease as a percentage of total revenues.
     Store preopening. Store preopening expense was $3.1 million for the twenty-six weeks ended July 2, 2005 as compared to $0.7 million for the twenty-six weeks ended July 3, 2004. These amounts include preopening rent expense of approximately $1.2 million in the twenty-six weeks ended July 2, 2005 and $0.1 million in the twenty-six weeks ended July 3, 2004. Approximately $1.5 million of this increase, including approximately $0.9 million of preopening rent expense, was due to preopening costs related to our flagship store in New York City, which opened in July 2005. Excluding our flagship store, seven more new stores were opened in the twenty-six weeks ended July 2, 2005 than in the twenty-six weeks ended July 3, 2004 (15 in the twenty-six weeks ended July 2, 2005 as compared to eight in the twenty-six weeks ended July 3, 2004), and we expect to open 11 stores during the third quarter of fiscal 2005 as compared to seven stores opened during the same period in fiscal 2004. Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.
     Interest expense (income), net. Interest income, net of interest expense, was $0.7 million for the twenty-six weeks ended July 2, 2005 as compared to $0.1 million for the twenty-six weeks ended July 3, 2004. This increase was due to higher cash balances in the first half of fiscal 2005 as compared to the first half of fiscal 2004.
     Provision for income taxes. The provision for income taxes was $7.2 million for the twenty-six weeks ended July 2, 2005 as compared to $6.2 million for the twenty-six weeks ended July 3, 2004. The effective tax rate was 38.5% for the twenty-six weeks ended July 2, 2005 and 38.0% for the twenty-six weeks ended July 3, 2004.
Non-GAAP Financial Measures
     We use the term “store contribution” in this quarterly report on Form 10-Q. Store contribution consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP).
     We use store contribution as a measure of our stores’ operating performance. Store contribution should not be considered a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with GAAP.
     We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability. Historically, central office general and administrative expenses and preopening expenses have generally increased at a rate less than our total net retail sales increases. Therefore, as we have opened additional new stores and leveraged our central office general and administrative and preopening expenses over this larger store base and sales volume, we have been able to increase our net income in each fiscal year from 2000 to the present.

     The following table sets forth a reconciliation of store contribution to net income (in thousands):

	Twenty-six weeks ended
	July 2, 2005	July 3, 2004
Net income	$11,463	$10,194
Income tax expense	7,176	6,248
Interest expense (income)	(746)	(98)
Store depreciation and amortization (1)	6,579	5,572
Store preopening expense	3,117	705
General and administrative expense (2)	15,856	13,853
Franchising and licensing contribution (3)	(4)	416
Non-store activity contribution (4)	(969)	(800)

Store contribution	$42,472	$36,090

Total revenues	$159,758	$135,727
Franchising and licensing revenues	(756)	(307)
Revenues from non-store activities (4)	(5,526)	(3,384)

Store location net retail sales	$153,476	$132,036

Store contribution as a percentage of store location net retail sales	27.7%	27.3%

Total net income as a percentage of total revenues	7.2%	7.5%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the franchising and licensing segments other than depreciation and amortization. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption.

(4)	Non-store activities include our webstore, seasonal and event-based locations.
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
     Operating Activities. Cash flows used by operating activities were $7.1 million for the twenty-six weeks ended July 2, 2005 as compared with cash flows provided by operating activities of $12.5 million for the twenty-six weeks ended July 3, 2004, or a decrease of $19.6 million. This decrease over the year ago period was primarily due to changes in assets and liabilities, excluding cash, which used cash of $30.8 million for the twenty-six weeks ended July 2, 2005 as compared to using cash of $5.1 million for the twenty-six weeks ended July 3, 2004, an increase in the use of cash of $25.7 million. The variances in changes in assets and liabilities from the prior year were primarily due to decreases in accounts payable and accrued expenses of $21.7 million in the twenty-six weeks ended July 2, 2005 versus increases in the same accounts of $2.3 million in the twenty-six weeks ended July 3, 2004. This large change in accounts payable and accrued expenses was the result of paying accrued bonuses of approximately $5.4 million in the twenty-six weeks ended July 2, 2005 versus paying accrued bonuses of approximately $0.4 million in the same period a year ago as well as increased payments for federal income taxes and fluctuations in the timing of inventory receipts and payments. These decreases in cash flows provided by operating activities were offset by increases over the year ago period in net income, adjusted for the impact of depreciation and amortization, of $2.7 million. The change in deferred taxes for the twenty-six weeks ended July 2, 2005 provided $1.2 million in cash, and the change in deferred taxes for the twenty-six weeks ended July 3, 2004 used cash of $0.4 million. Tax benefits from the exercise of non-qualified stock options provided cash of $2.1 million in the twenty-six weeks ended July 2, 2005 and $0.4 million in the twenty-six weeks ended July 3, 2004.
     Investing Activities. Cash flows used in investing activities were $16.6 million for the twenty-six weeks ended July 2, 2005 as compared to $6.8 million for the twenty-six weeks ended July 3, 2004. Cash used in investing activities relates primarily to 16 new stores opened in the twenty-six weeks ended July 2, 2005 and eight opened in the twenty-six weeks ended July 3, 2004, along with progress payments on stores scheduled to open throughout fiscal 2005. The higher cost per new store in fiscal 2005 is due to the opening of our flagship store in New York City during the twenty-six weeks ended July 2, 2005. Our flagship store is significantly larger in both size and capital invested than our average store.
     Financing Activities. There were no cash flows from financing activities in the twenty-six weeks ended July 3, 2004. Cash flows provided by financing activities were $4.3 million in the twenty-six weeks ended July 2, 2005 which consisted primarily of proceeds from the exercise of employee stock options and the collection of a note receivable from one of our executive officers. No borrowings were made under our line of credit in either the twenty-six weeks ended July 2, 2005 or the twenty-six weeks ended July 3, 2004.
     Capital Resources. As of July 2, 2005, we had a cash balance of $48.0 million. We had a $15.0 million line of credit which expired on May 31, 2005. We are currently in the process of negotiating a new $15.0 million line of credit with the same lender. There were no borrowings outstanding under our previous line of credit at any time during the twenty-six weeks ended July 2, 2005.
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

     In fiscal 2005, we expect to spend a total of approximately $28 million to $30 million on capital expenditures, primarily for opening a total of 30 new stores, as well as for the continued installation and upgrades of central office information technology systems. In fiscal 2004, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million. Excluding our New York City flagship store, we anticipate the investment per store in fiscal 2005 will be approximately the same as fiscal 2004,
     We believe that cash generated from operations will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. As noted above, we are currently in the process of negotiating a new revolving credit agreement. However, should we be unable to put a new credit agreement into place, we do not expect this to have a material impact on our ability to fund our working capital and other cash flow requirements for at least the next 18 months.
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
     We evaluate the ultimate redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. The initial card had no expiration date but has not been provided to our guests since May 2002. Beginning in June 2002, cards were issued that had an expiration date of December 31, 2003. In each subsequent year, new cards have been issued in the June to August time frame with expiration dates on December 31 of the year following issuance. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2003, the deferred revenue account was adjusted downward by $1.1 million with a corresponding increase to net retail sales. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of fiscal 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in 2004 were prospective in nature with no impact on previously reported results of operations. Beginning with the second quarter of fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to further changes in the Company’s redemption experience. Also during the second quarter of fiscal 2005, the balance in the deferred revenue account was adjusted downward by $78,000 with a corresponding increase to net retail sales. We believe that the national television and online advertising campaign introduced in fiscal 2004 is increasing the mix of new, non-frequent guests as compared to the historical mix and is anticipated to result in a lower overall redemption rate for the frequent buyer program. A 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2004 for the current cards expiring on December 31, 2004 and December 31, 2005 would have an approximate impact of $0.5 million on the deferred revenue balance and net sales.

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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on our financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility, which expired on May 31, 2005, carried a variable interest rate that was tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We are currently in the process of negotiating a new revolving credit facility which is expected to carry a variable interest rate tied to market indices. As of July 2, 2005, we had no borrowings. We had no borrowings outstanding during the twenty-six weeks ended July 2, 2005. Accordingly, a 100 basis point change in interest rates would result in no material change to our recorded interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our annual meeting of stockholders held on May 12, 2005, the following matters were submitted to a vote of the stockholders:
Final Voting Results
     Item No. 1
     The election of the Class I Directors identified below to the Board of Directors of Build-A-Bear Workshop, Inc. to serve until 2008 or until their successors are elected and qualified. The final voting results were:

Election of Class I
Directors	For	Withheld
Maxine Clark	18,087,323	12,658
Louis Mucci	18,091,705	8,276
Mary Lou Fiala	18,090,405	9,576
     Item No. 2
     The approval of our Annual Incentive Plan. The final voting results were:

	For	Against	Abstain
Approval of Annual Incentive Plan	17,918,355	175,648	5,978
     Item No. 3
     Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2005. The final voting results were:

	For	Against	Abstain
Ratification of KPMG LLP	18,083,491	13,038	3,452
     All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, William Reisler, Barney A. Ebsworth, Frank Vest and James M. Gould continued to serve as directors. Messrs. Reisler and Ebsworth serve as Class II directors, and their terms will expire at the 2006 annual meeting. Mr. Gould serves as a Class III director, and his term will expire at the 2007 annual meeting.
     Mr. Vest resigned from the Board of Directors effective May 25, 2005. Barry Erdos, our Chief Operating Officer Bear, was appointed to the Board of Directors effective July 27, 2005. Mr. Erdos was appointed as a Class III director and his term will expire at the 2007 annual meeting.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit
No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-32320)) filed with the Securities and Exchange Commission on December 13, 2004

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-118142)) filed with the Securities and Exchange Commission on October 12, 2004

10.1†	Letter agreement dated June 7, 2005 amending the Agreement for Logistics Services dated February 24, 2002 by and among the Company and HA Logistics, Inc.

10.2†	Second amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Company and JS Warehousing, Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission

BUILD-A-BEAR WORKSHOP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 16, 2005

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark

Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke

Tina Klocke
Chief Financial Bear, Treasurer and Secretary