Form 10-Q
period 2005-10-01
BUILD A BEAR WORKSHOP INC
filed 2005-11-15
CIK 1113809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number: 001-32320
BUILD-A-BEAR WORKSHOP, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1883836
(State of other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

1954 Innerbelt Business Center Drive	63114
St. Louis, Missouri	(Zip Code)
(Address of principal executive offices)
(314) 423-8000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 par value, 20,073,327 shares issued and outstanding as of November 9, 2005

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 1,	January 1,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,564	$67,327
Inventories	34,123	30,791
Receivables	6,240	3,792
Prepaid expenses and other current assets	9,395	5,320
Deferred tax assets	3,142	2,725

Total current assets	104,464	109,955

Property and equipment, net	86,207	75,815
Other intangible assets, net	1,329	1,411
Other assets, net	4,695	2,056

Total assets	$196,695	$189,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,706	$25,767
Accrued expenses	6,065	13,966
Other current liabilities	17,579	22,222

Total current liabilities	41,350	61,955

Deferred franchise revenue	2,095	2,075
Deferred rent	31,350	26,426
Other liabilities	623	732
Deferred tax liabilities	3,508	2,539

Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; no shares issued or outstanding at October 1, 2005 and January 1, 2005	—	—
Common stock, par value $0.01, 50,000,000 shares authorized; issued and outstanding 20,014,577 and 19,557,784 shares, respectively	200	196
Additional paid-in capital	82,430	77,708
Retained earnings	36,104	19,386
Notes receivable from officers	(149)	(1,770)
Unearned compensation	(816)	(10)

Total stockholders’ equity	117,769	95,510

Total liabilities and stockholders’ equity	$196,695	$189,237

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		(restated)		(restated)
Revenues:
Net retail sales	$83,239	$66,213	$242,241	$201,633
Franchise fees	507	191	1,147	498
Licensing revenue	271	102	387	102

Total revenues	84,017	66,506	243,775	202,233

Costs and expenses:
Cost of merchandise sold	43,512	34,822	125,070	104,868
Selling, general and administrative	31,113	25,144	88,303	73,776
Store preopening	1,281	767	4,398	1,472
Interest expense (income), net	(434)	(72)	(1,180)	(170)

Total costs and expenses	75,472	60,661	216,591	179,946

Income before income taxes	8,545	5,845	27,184	22,287
Income tax expense	3,290	2,342	10,466	8,590

Net income	5,255	3,503	16,718	13,697
Cumulative dividends and accretion of redeemable preferred stock	—	152	—	1,137
Cumulative dividends of nonredeemable preferred stock	—	35	—	263

Net income available to common and participating preferred stockholders	$5,255	$3,316	$16,718	$12,297

Net income allocated to common stockholders	$5,255	$140	$16,718	$412
Net income allocated to participating preferred stockholders	$—	$3,176	$—	$11,885

Earnings per common share:
Basic	$0.26	$0.34	$0.85	$1.25

Diluted	$0.26	$0.19	$0.83	$0.76

Shares used in computing common per share amounts:
Basic	19,874,869	419,156	19,650,364	329,560
Diluted	20,234,749	18,528,825	20,194,093	18,099,867
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-nine weeks ended
	October 1, 2005	October 2, 2004
		(restated)
Cash flows from operating activities:
Net income	$16,718	$13,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,821	10,817
Deferred taxes	552	(478)
Tax benefit from exercise of non-qualified options	2,444	410
Loss on disposal of property and equipment	322	269
Stock-based compensation	358	584
Change in assets and liabilities:
Inventories	(3,332)	(6,862)
Receivables	(2,432)	(961)
Prepaid expenses and other current assets	(4,086)	(965)
Accounts payable	(8,158)	(4,128)
Accrued expenses and other liabilities	(10,120)	4,994

Net cash provided by operating activities	5,087	17,377

Cash flows from investing activities:
Purchases of property and equipment	(22,599)	(11,278)
Proceeds from sale of property and equipment	24	—
Purchases of other assets	(885)	(955)
Loan to franchisee	(2,540)	—

Net cash used in investing activities	(26,000)	(12,233)

Cash flows from financing activities:
Payment of cash dividend	—	(10,000)
Exercise of employee stock options and employee stock purchases	3,505	—
Collection of note receivable from officer	1,645	—

Net cash provided by (used in) financing activities	5,150	(10,000)

Net decrease in cash and cash equivalents	(15,763)	(4,856)
Cash and cash equivalents, beginning of period	67,327	20,601

Cash and cash equivalents, end of period	$51,564	$15,745

Non cash transactions:
Cumulative dividends and accretion of redeemable preferred stock	$—	$1,137
Receipt of common stock in lieu of employee tax withholdings	$2,411	$540
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 1, 2005 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 1, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.
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
     Following is a summary of the effects of these changes on the Company’s consolidated financial statements for the thirteen and thirty-nine weeks ended October 2, 2004 (in thousands, except per share amounts):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2004		October 2, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Statement of Operations Data
Cost of merchandise sold	34,906	34,822	105,052	104,868
Store preopening	576	767	1,156	1,472
Total costs and expenses	60,555	60,661	179,815	179,946
Income before income taxes	5,952	5,845	22,418	22,287
Income tax expense	2,383	2,342	8,640	8,590
Net income	3,569	3,503	13,778	13,697
Net income available to common and participating preferred stockholders	3,382	3,316	12,378	12,297
Net income allocated to common stockholders	143	140	415	412
Net income allocated to participating preferred stockholders	3,239	3,176	11,963	11,885
Earnings per common share:
Basic	0.34	0.34	1.26	1.25
Diluted	0.19	0.19	0.76	0.76

Statement of Cash Flows Data
Net cash provided by operating activities			14,861	17,377
Net cash used in investing activities			(9,717)	(12,233)
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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net earnings and net earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the thirteen and thirty-nine week periods ended October 1, 2005 and October 2, 2004 (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		(restated)		(restated)
Net income:
As reported	$5,255	$3,503	$16,718	$13,697
Add stock-based employee compensation expense recorded, net of related tax effects	88	425	220	484
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(80)	(506)	(1,031)	(691)

Pro forma	$5,263	$3,422	$15,907	$13,490

Basic earnings per common share:
As reported	$0.26	$0.34	$0.85	$1.25

Pro forma	$0.26	$0.33	$0.81	$1.23

Diluted earnings per common share:
As reported	$0.26	$0.19	$0.83	$0.76

Pro forma	$0.26	$0.18	$0.79	$0.75

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
6. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		(restated)		(restated)
Net income	$5,255	$3,503	$16,718	$13,697
Cumulative dividends and accretion of redeemable preferred stock	—	152	—	1,137
Cumulative dividends of nonredeemable preferred stock	—	35	—	263

Net income available to common and participating preferred stockholders	5,255	3,316	16,718	12,297

Dividends and accretion related to dilutive preferred stock	—	187	—	1,400

	$5,255	$3,503	$16,718	$13,697

Net income allocated to common stockholders	$5,255	$140	$16,718	$412

Net income allocated to participating preferred stockholders	$—	$3,176	$—	$11,885

Weighted average number of common shares outstanding	19,874,869	419,156	19,650,364	329,560

Weighted average number of participating preferred shares outstanding	—	9,478,448	—	9,500,210

Weighted average number of common shares outstanding	19,874,869	419,156	19,650,364	329,560
Effect of dilutive securities:
Stock options	345,489	601,667	455,357	383,339
Restricted stock	14,391	191,469	88,372	143,601

	20,234,749	1,212,292	20,194,093	856,500

Dilutive convertible preferred shares:	—	17,316,533	—	17,243,367

Weighted average number of common shares — dilutive	20,234,749	18,528,825	20,194,093	18,099,867

Earnings per share:
Basic:
Per common share	$0.26	$0.34	$0.85	$1.25

Per participating preferred share	$—	$0.34	$—	$1.25

Diluted	$0.26	$0.19	$0.83	$0.76

     In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended October 1, 2005, options to purchase 210,052 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 51,750 shares of restricted common stock were excluded from the calculation of diluted earnings per share because their vesting is contingent on achieving a specified net income level that had not been met as of October 1, 2005. No options or contingently convertible shares were excluded from the diluted earnings per share calculation for the thirteen and thirty-nine weeks ended October 2, 2004.
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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approximately $25.7 million. In conjunction with the offering, all shares of preferred stock, including shares of preferred stock issuable in exchange for accrued but unpaid dividends, were converted into 17,316,689 shares of common stock.
7. Property and Equipment
     Property and equipment consist of the following (in thousands):

	October 1,	January 1,
	2005	2005
Leasehold improvements	$93,080	$78,321
Furniture and fixtures	18,386	16,932
Computer hardware	11,588	10,396
Computer software	8,129	7,270
New store construction deposits	5,473	2,629

	136,656	115,548
Less accumulated depreciation	50,449	39,733

	$86,207	$75,815

8. Stockholders’ Equity
     Following is a summary of the significant changes to stockholders’ equity that occurred in the thirty-nine weeks ended October 1, 2005.
     In March 2005, the Company granted 51,750 shares of restricted, non-vested stock to certain executives of the Company. The shares vest ratably over a four year period from the date of grant if a certain net income level is achieved by the Company in fiscal 2005. The executives are entitled to vote these restricted shares and will be eligible for participation in any dividends declared during the vesting period. Based on management’s estimation that this net income level will be achieved in fiscal 2005, the Company is recording compensation expense for these shares over the vesting period. Under the provisions of APB Opinion No. 25 and related interpretations, the compensation related to these shares was adjusted to the market value of the Company’s common stock as of October 1, 2005. They will continue to be adjusted to market value at each reporting date until the contingent performance criterion has been satisfied. At October 1, 2005, the total fair value of these restricted stock grants was approximately $1.1 million. During the thirteen and thirty-nine weeks ended October 1, 2005, the Company recorded compensation expense of approximately $130,000 and $330,000, respectively, related to these restricted stock grants. The remaining unrecorded compensation expense related to these grants is reflected in unearned compensation on the condensed consolidated balance sheet of the Company.
     During the thirty-nine weeks ended October 1, 2005, employees of the Company have exercised options to purchase approximately 411,000 shares of common stock at prices ranging from $0.47 to $9.10 per share. Approximately 81,000 of these shares have been returned to the Company in lieu of the required federal and state tax withholdings associated with the option exercises. The Company recognized a tax benefit of approximately $2.4 million as a result of these exercises. Additionally, on April 1, 2005, the Company received payment in full for an outstanding note receivable from an officer of the Company in the amount of $1.6 million.
     The employees of the Company purchased 74,316 shares of common stock from the Company at purchase prices ranging from $18.70 to $20.00 per share through the Associate Stock Purchase Plan during the thirty-nine weeks ended October 1, 2005.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Segment Information
     The Company’s operations are conducted through three reportable segments consisting of retail operations, international and licensing and entertainment. The retail operations segment includes the operating activities of the stores in the United States and Canada and other retail delivery operations, including the Company’s web store and non-mall locations such as sports stadiums. The international segment includes the licensing activities of the Company’s franchise agreements with locations outside of the United States and Canada. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and have different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.
     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Retail		Licensing &
	Operations	International	Entertainment	Total
Thirteen weeks ended October 1, 2005
Revenues from external customers	$83,239	$507	$271	$84,017
Income (loss) before income taxes	8,272	113	160	8,545
Total assets	189,629	6,016	1,050	196,695
Capital expenditures	6,508	—	—	6,508
Depreciation and amortization	4,195	109	—	4,304
Thirteen weeks ended October 2, 2004
Revenues from external customers	$66,213	$191	$102	$66,506
Income (loss) before income taxes (restated)	5,997	(227)	75	5,845
Total assets (restated)	130,721	2,811	418	133,950
Capital expenditures (restated)	5,137	9	—	5,146
Depreciation and amortization (restated)	3,544	148	—	3,692
Thirty-nine weeks ended October 1, 2005
Revenues from external customers	$242,241	$1,147	$387	$243,775
Income (loss) before income taxes	27,181	(178)	181	27,184
Total assets	189,629	6,016	1,050	196,695
Capital expenditures	22,569	30	—	22,599
Depreciation and amortization	12,438	383	—	12,821
Thirty-nine weeks ended October 2, 2004
Revenues from external customers	$201,633	$498	$102	$202,233
Income (loss) before income taxes (restated)	23,087	(875)	75	22,287
Total assets (restated)	130,721	2,811	418	133,950
Capital expenditures (restated)	11,262	16	—	11,278
Depreciation and amortization (restated)	10,437	380	—	10,817
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

	United States
	of America	Canada	Other	Total
Thirteen weeks ended October 1, 2005
Revenues from external customers	$80,154	$3,356	$507	$84,017
Property and equipment, net	83,474	2,733	—	86,207
Thirteen weeks ended October 2, 2004
Revenues from external customers	$64,630	$1,685	$191	$66,506
Property and equipment, net (restated)	72,747	1,947	—	74,694
Thirty-nine weeks ended October 1, 2005
Revenues from external customers	$234,509	$8,119	$1,147	$243,775
Property and equipment, net	83,474	2,733	—	86,207
Thirty-nine weeks ended October 2, 2004
Revenues from external customers	$197,104	$4,631	$498	$202,233
Property and equipment, net (restated)	72,747	1,947	—	74,694
10. Long-Term Debt
     On September 27, 2005, the Company amended its previous line of credit (which matured on May 31, 2005) with a bank maintaining their borrowing capacity at $15 million. The amended line of credit has an effective date of May 31, 2005 with a maturity date of September 30, 2007. Borrowings under the amended line of credit (the credit agreement) are not collateralized, but availability under the credit agreement can be limited by the lender based on the Company’s levels of accounts receivable, inventory, and property and equipment. The credit agreement requires the Company to comply with certain financial covenants, including maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. The credit agreement also places certain restrictions on the payment of dividends and entering into additional financing arrangements. The interest rate for borrowings under the credit agreement is the prime rate (6.75% at October 1, 2005) less 0.5%. The credit agreement also includes a commitment fee of 0.125% per annum on any unused balances. There was no outstanding balance under the credit agreement at October 1, 2005 other than a standby letter of credit for $1.1 million. Giving effect to this standby letter of credit, there was $13.9 million available for borrowing under the credit agreement at October 1, 2005.
11. Subsequent Events
     (a) Loan to Franchisee
     On October 4, 2005, the Company entered into a loan agreement (the loan agreement) with Amsbra, Ltd. (Amsbra), an English corporation and a franchisee of the Company. The loan agreement provides for a $4.425 million line of credit to Amsbra, which amount may be borrowed at any time through March 31, 2006. The purpose of the loan agreement is to provide Amsbra with financing opportunities, if necessary, to enable Amsbra to open additional locations of the Company’s stores, as required pursuant to an amendment to the existing franchise agreement between the Company and Amsbra. Amounts outstanding under the loan agreement are collateralized by substantially all of the assets of Amsbra and bear interest at the greater of the prime rate plus 0.075% and 7.0% per annum. No principal or interest payments are required under the loan agreement until January 1, 2008. At that time, fixed monthly payments will be

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
required in an amount which will allow for all principal and accrued interest to be repaid by December 2011. As of October 1, 2005, advances of $2.5 million had been made to Amsbra in contemplation of the completion of the loan agreement. These advances, which are included in other assets on the condensed consolidated balance sheet as of October 1, 2005, became subject to the provisions of the loan agreement upon its completion on October 4, 2005.
     (b) Acceleration of Stock Options
     On October 21, 2005, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of all unvested stock options which were granted prior to March 9, 2005. These options have exercise prices ranging from $20.00 to $34.65 per share. Options to purchase 174,056 shares of the Company’s stock became exercisable on October 21, 2005 as a result of this acceleration, including 71,000 shares held by the Company’s named executive officers. Of these options, 173,056 had exercise prices in excess of the current market value at the time of the acceleration of vesting.
     The Compensation Committee’s decision to accelerate the vesting of the accelerated options was based upon the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which will require the Company to record compensation expense for unvested stock options effective January 1, 2006. The acceleration of the vesting of these stock options will enable the Company to avoid compensation charges related to these options in subsequent periods under the provisions of SFAS 123R. In addition, the Compensation Committee considered that because the vast majority of these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. Accordingly, the Compensation Committee believed that the acceleration would have a positive effect on employee morale.
     The future compensation expense that would have been recorded upon adoption of SFAS 123R, but is eliminated as a result of the acceleration of the vesting of these options, is approximately $1.8 million ($1.1 million net of tax). This amount will instead be reflected in pro forma footnote disclosures to the 2005 financial statements.

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
Overview
     We are the leading and only national company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of October 1, 2005, we operated 193 stores in 43 states and Canada and had 20 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as in event-based locations and sports venues.

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
     Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
     Store contribution was 27.0% for the thirty-nine weeks ended October 1, 2005 and 26.8% for the thirty-nine weeks ended October 2, 2004, and total company net income as a percentage of total revenues was 6.9% for the thirty-nine weeks ended October 1, 2005 and 6.8% for the thirty-nine weeks ended October 2, 2004. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. We believe the store contribution of our average store, coupled with the fact that as of October 1, 2005 we have opened 156 stores since the beginning of fiscal 2001 and improved expense management, primarily through improved labor planning and reductions in store supply and other expenses beginning in 2003, have been the primary reasons for our net income increasing during each of the last five fiscal years, as well as the increase in our net income for the thirty-nine weeks ended October 1, 2005 as compared to the thirty-nine weeks ended October 2, 2004. Additionally, as we have added stores and grown our sales volume, we have increased the quantities of merchandise and supplies we purchase, which has created economies of scale for our vendors, allowing us to obtain reduced costs for these items and increase our profitability.
     We use comparable store sales as a key performance measure for our business. The percentage increase in comparable store sales for the periods presented below is as follows:

Thirteen Weeks Ended		Thirty-nine Weeks Ended
October 1,	October 2,	October 1,	October 2,
2005	2004	2005	2004
1.3%	18.8%	0.0%	15.6%
     Comparable store sales increased by 1.3% in the thirteen weeks ended October 1, 2005 compared to the thirteen weeks ended October 2, 2004. For the thirty-nine weeks ended October 1, 2005, comparable store sales increased by less than 0.1% compared to the thirty-nine weeks ended October 2, 2004. We believe these changes from the prior year results can be attributed primarily to the following factors:
•	During the fourth quarter of fiscal 2003, we tested, in a limited number of markets, the use of television and online advertising and determined that it was successful in attracting a higher number of new and repeat guests. In the first quarter of fiscal 2004, we implemented this marketing strategy on a national basis and quickly began achieving comparable store sales increases. This marketing strategy has continued throughout fiscal 2005, but has not resulted in similar sales increases in fiscal 2005 as achieved in fiscal 2004. We anticipate continuing this marketing approach for the foreseeable future.

•	Sales in the thirty-nine weeks ended October 2, 2004 benefited from the positive impact of being featured in one segment of a nationally syndicated television program in the first quarter of fiscal 2004. There was no similar event in the thirty-nine weeks ended October 1, 2005.
Expansion and Growth Potential

U.S. and Canadian Stores:
     The number of Build-A-Bear Workshop stores in the United States and Canada for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	October 1,	October 2,
	2005	2004
Beginning of period	170	150
Opened	23	15
Closed	—	(1)

End of period	193	164

     During fiscal 2005, we anticipate opening a total of 30 Build-A-Bear Workshop stores in the United States and Canada. The 2005 new store openings include a flagship store in New York City, which opened on July 1, 2005 and celebrated its official grand opening on July 8, 2005. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. In November 2004, we opened two Friends 2B Made stores adjacent and connected to existing Build-A-Bear Workshop stores. These Friends 2B Made stores are not considered new store openings but rather are considered expansions of Build-A-Bear Workshop stores. In 2005, we opened three additional Friends 2B Made stores adjacent to Build-A-Bear Workshop stores. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores.
Non-Store Locations:
     In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Citizens Bank Park™, home of the Philadelphia Phillies™ baseball club, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. In fiscal 2005, we have opened two additional event-based locations in baseball stadiums.
International Franchise Revenue:
     Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	October 1, 2005	October 2, 2004
Beginning of period	12	1
Opened	8	5
Closed	—	—

End of period	20	6

     As of October 1, 2005, we had master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering 12 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open a total of approximately 20 stores in fiscal 2005. We believe there is a market potential for approximately 350 franchised stores outside of the United States and Canada.

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
     Following is a summary of the effects of these changes on our financial statements for the thirteen and thirty-nine weeks ended October 2, 2004 (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2004		October 2, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Statement of Operations Data
Cost of merchandise sold	34,906	34,822	105,052	104,868
Store preopening	576	767	1,156	1,472
Total costs and expenses	60,555	60,661	179,815	179,946
Income before income taxes	5,952	5,845	22,418	22,287
Income tax expense	2,383	2,342	8,640	8,590
Net income	3,569	3,503	13,778	13,697
Net income available to common and participating preferred stockholders	3,382	3,316	12,378	12,297
Net income allocated to common stockholders	143	140	415	412
Net income allocated to participating preferred stockholders	3,239	3,176	11,963	11,885
Earnings per common share:
Basic	0.34	0.34	1.26	1.25
Diluted	0.19	0.19	0.76	0.76

Statement of Cash Flows Data
Net cash provided by operating activities			14,861	17,377
Net cash used in investing activities			(9,717)	(12,233)
     Results of Operations
     The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Revenues:
Net retail sales	99.1%	99.6%	99.4%	99.7%
Franchise fees	0.6	0.3	0.5	0.2
Licensing revenue	0.3	0.2	0.2	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of merchandise sold (1)	52.3	52.6	51.6	52.0
Selling, general and administrative	37.0	37.8	36.2	36.5
Store preopening	1.5	1.2	1.8	0.7
Interest expense (income), net	(0.5)	(0.1)	(0.5)	(0.1)

Total costs and expenses	89.8	91.2	88.8	89.0

Income before income taxes	10.2	8.8	11.2	11.0
Income tax expense	3.9	3.5	4.3	4.2

Net income	6.3%	5.3%	6.9%	6.8%

Gross margin (%) (2)	47.7%	47.4%	48.4%	48.0%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.
Thirteen weeks ended October 1, 2005 compared to thirteen weeks ended October 2, 2004
     Total revenues. Net retail sales increased to $83.2 million for the thirteen weeks ended October 1, 2005 from $66.2 million for the thirteen weeks ended October 2, 2004, an increase of $17.0 million, or 25.7%. Net retail sales for new stores contributed a $15.4 million increase in net retail sales. Comparable store sales increased $0.8 million, or 1.3%, and sales from our web store increased by $0.5 million, or 50.8%. Sales from non-store locations and non-comparable stores resulted in a $0.2 million increase in net retail sales. Net retail sales also increased by $0.1 million due to decreased levels of revenue deferrals under our frequent shopper program compared to the prior year period.
     Revenue from franchise fees increased to $0.5 million for the thirteen weeks ended October 1, 2005 from $0.2 million for the thirteen weeks ended October 2, 2004, an increase of $0.3 million. This increase was primarily due to the addition of new franchisees and new franchised stores since the prior year period. Licensing revenue increased to $0.3 million for the thirteen weeks ended October 1, 2005 from $0.1 million for the thirteen weeks ended October 2, 2004.
     Gross margin. Gross margin increased to $39.7 million for the thirteen weeks ended October 1, 2005 from $31.4 million for the thirteen weeks ended October 2, 2004, an increase of $8.3 million, or 26.6%. As a percentage of net retail sales, gross margin increased to 47.7% for the thirteen weeks ended October 1, 2005 from 47.4% for the thirteen weeks ended October 2, 2004, an increase of 0.3%. This increase was primarily due to lower product and packaging costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, which accounted for a 0.3% increase in gross margin as a percentage of net retail sales. Additionally, lower inventory damages and shortages compared to the prior period resulted in a 0.3% increase in gross margin as a percentage of net retail sales. These improvements were partially offset by higher shipping and transportation costs as a percentage of net retail sales, which accounted for a 0.3% decrease in gross margin as a percentage of net retail sales.
     Selling, general and administrative. Selling, general and administrative expenses were $31.1 million for the thirteen weeks ended October 1, 2005 as compared to $25.1 million for the thirteen weeks ended October 2, 2004, an increase of $6.0 million, or 23.7%. As a percentage of total revenues, selling, general and administrative expenses decreased to 37.0% for the thirteen weeks ended October 1, 2005 as compared to 37.8% for the thirteen weeks ended October 2, 2004, a decrease of 0.8%. The dollar increase was primarily due to having 29 more stores in operation at October 1, 2005 as compared to October 2, 2004, as well as higher central office expenses required to support a larger store base and various expenses related to being a public company. The decrease in selling, general and administrative expenses as a percent of revenue was primarily due to the leveraging of central office general and administrative expenses, primarily payroll, over a larger revenue base resulting in a 1.4% decrease as a percentage of total revenues. In addition, lower stock-based compensation in the current period resulted in a 0.6% decrease as a percentage of total revenues and leveraging of store payroll expense as comparable store sales increased resulted in a 0.3% decrease as a percentage of total revenues. These decreases were partially offset by higher legal, accounting and insurance costs primarily associated with being a public company which resulted in a 0.9% increase as a percentage of total revenues and by increases in advertising and other store expenses of 0.6% as a percentage of total revenues.
     Store preopening. Store preopening expense was $1.3 million for the thirteen weeks ended October 1, 2005 as compared to $0.8 million for the thirteen weeks ended October 2, 2004. These amounts include preopening rent expense of $0.2 million in both the thirteen weeks ended October 1, 2005 and the thirteen weeks ended October 2, 2004. Approximately $0.5 million of this increase was due to preopening costs related to our flagship store and café in New York City, which both had their grand opening events in the third quarter of 2005. Excluding our flagship store and café, seven new stores were opened in both the thirteen weeks ended October 1, 2005 and the thirteen weeks ended October 2, 2004, and we expect to open seven stores during the fourth quarter of fiscal 2005 as compared to six stores opened during the same period in fiscal 2004. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.
     Interest expense (income), net. Interest income, net of interest expense, was $0.4 million for the thirteen weeks ended October 1, 2005 as compared to $0.1 million for the thirteen weeks ended October 2, 2004. This increase was due to higher cash balances in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.
     Provision for income taxes. The provision for income taxes was $3.3 million for the thirteen weeks ended October 1, 2005 as compared to $2.3 million for the thirteen weeks ended October 2, 2004. The effective tax rate was 38.5% for the thirteen weeks ended October 1, 2005 and 40.1% for the thirteen weeks ended October 2, 2004. The primary reason for the decrease in the effective tax rate was the recording of $0.3 million in non-deductible stock-based compensation during the thirteen weeks ended October 2, 2004. There was no similar charge in the thirteen weeks ended October 1, 2005.
Thirty-nine weeks ended October 1, 2005 compared to thirty-nine weeks ended October 2, 2004
     Total revenues. Net retail sales increased to $242.2 million for the thirty-nine weeks ended October 1, 2005 from $201.6 million for the thirty-nine weeks ended October 2, 2004, an increase of $40.6 million, or 20.1%. Net retail sales for new stores contributed a $36.8 million increase in net retail sales. Comparable store sales increased $0.1 million and sales from our web store increased by $1.2 million, or 34.6%. Sales from non-store locations and non-comparable stores resulted in a $1.4 million increase in net retail sales. Net retail sales also increased by $1.1 million due to decreased levels of revenue deferrals under our frequent shopper program compared to the prior year period.
     Revenue from franchise fees increased to $1.1 million for the thirty-nine weeks ended October 1, 2005 from $0.5 million for the thirty-nine weeks ended October 2, 2004, an increase of $0.6 million. This increase was primarily due to the addition of new franchisees and new franchised stores since the prior year period. Licensing revenue increased to $0.4 million for the thirty-nine weeks ended October 1, 2005 from $0.1 million for the thirty-nine weeks ended October 2, 2004.
     Gross margin. Gross margin increased to $117.2 million for the thirty-nine weeks ended October 1, 2005 from $96.8 million for the thirty-nine weeks ended October 2, 2004, an increase of $20.4 million, or 21.1%. As a percentage of net retail sales, gross margin increased to 48.4% for the thirty-nine weeks ended October 1, 2005 from 48.0% for the thirty-nine weeks ended October 2, 2004, an increase of 0.4%. This change was primarily due to lower product and packaging costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, which accounted for a 0.3% increase in gross margin as a percentage of net retail sales. Additionally, lower inventory damages and shortages compared to the prior period resulted in a 0.1% increase in gross margin as a percentage of net retail sales.
     Selling, general and administrative. Selling, general and administrative expenses were $88.3 million for the thirty-nine weeks ended October 1, 2005 as compared to $73.8 million for the thirty-nine weeks ended October 2, 2004, an increase of $14.5 million, or 19.7%. As a percentage of total revenues, selling, general and administrative expenses were 36.2% for the thirty-nine weeks ended October 1, 2005 as compared to 36.5% for the thirty-nine weeks ended October 2, 2004, a decrease of 0.3%. The dollar increase was primarily due to having 29 more stores in operation at October 1, 2005 as compared to October 2, 2004, as well as higher central office expenses required to support a larger store base and various expenses related to being a public company. Selling, general and administrative expenses decreased as a percentage of revenue primarily due to the leveraging of central office general and administrative expenses, primarily payroll, over a larger revenue base resulting in a 1.2% decrease, and the leveraging of company wide advertising expenditures over a larger revenue base, which resulted in a 0.2% decrease. Lower stock-based compensation in the current period also resulted in a 0.1% decrease in selling, general and administrative expenses as a percentage of total revenues. These decreases were partially offset by the de-leveraging of store salaries and other store expenses due to flat comparable store sales, which resulted in a 0.5% increase in selling, general and administrative expenses as a percentage of revenue. Additional increases were caused by higher legal, accounting and insurance costs primarily associated with being a public company which resulted in a 0.7% increase as a percentage of total revenues.
     Store preopening. Store preopening expense was $4.4 million for the thirty-nine weeks ended October 1, 2005 as compared to $1.5 million for the thirty-nine weeks ended October 2, 2004. These amounts include preopening rent expense of $1.4 million in the thirty-nine weeks ended October 1, 2005 and $0.3 million in the thirty-nine weeks ended October 2, 2004. Approximately $2.0 million of this increase, including approximately $0.9 million of preopening rent expense, was due to preopening costs related to our flagship store and café in New York City, which both had their grand opening events in the third quarter of 2005. Excluding our flagship store, seven more new stores were opened in the thirty-nine weeks ended October 1, 2005 than in the thirty-nine weeks ended October 2, 2004 (22 in the thirty-nine weeks ended October 1, 2005 as compared to 15 in the thirty-nine weeks ended October 2, 2004), and we expect to open seven stores during the fourth quarter of fiscal 2005 as compared to six stores opened during the same period in fiscal 2004. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.
     Interest expense (income), net. Interest income, net of interest expense, was $1.2 million for the thirty-nine weeks ended October 1, 2005 as compared to $0.2 million for the thirty-nine weeks ended October 2, 2004. This increase was due to higher cash balances in the thirty-nine weeks ended October 1, 2005 as compared to the thirty-nine weeks ended October 2, 2004.
     Provision for income taxes. The provision for income taxes was $10.5 million for the thirty-nine weeks ended October 1, 2005 as compared to $8.6 million for the thirty-nine weeks ended October 2, 2004. The effective tax rate was 38.5% for both the thirty-nine weeks ended October 1, 2005 and the thirty-nine weeks ended October 2, 2004.
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
     The following table sets forth a reconciliation of store contribution to net income (in thousands):

	Thirty-nine weeks ended
	October 1, 2005	October 2, 2004
Net income	$16,718	$13,697
Income tax expense	10,466	8,590
Interest expense (income)	(1,180)	(170)
Store depreciation and amortization (1)	10,075	8,478
Store preopening expense	4,398	1,472
General and administrative expense (2)	24,367	21,369
Franchising and licensing contribution (3)	(374)	420
Non-store activity contribution (4)	(1,303)	(1,147)

Store contribution	$63,167	$52,709

Total revenues	$243,775	$202,233
Franchising and licensing revenues	(1,534)	(600)
Revenues from non-store activities (4)	(7,873)	(5,093)

Store location net retail sales	$234,368	$196,540

Store contribution as a percentage of store location net retail sales	27.0%	26.8%

Total net income as a percentage of total revenues	6.9%	6.8%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the franchising and licensing segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(4)	Non-store activities include our webstore, seasonal and event-based locations, and our New York City flagship store café.
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
     Operating Activities. Cash flows provided by operating activities were $5.1 million for the thirty-nine weeks ended October 1, 2005 as compared with $17.4 million for the thirty-nine weeks ended October 2, 2004, or a decrease of $12.3 million. This decrease over the year ago period was primarily due to changes in assets and liabilities, excluding cash, which used cash of $28.1 million for the thirty-nine weeks ended October 1, 2005 as compared to using cash of $7.9 million for the thirty-nine weeks ended October 2, 2004, an increase in the use of cash of $20.2 million. The variances in changes in assets and liabilities from the prior year were primarily due to decreases in accounts payable and accrued expenses of $18.3 million in the thirty-nine weeks ended October 1, 2005 versus increases in the same accounts of $0.9 million in the thirty-nine weeks ended October 2, 2004. This change in accounts payable and accrued expenses was the result of paying accrued bonuses of approximately $5.4 million in the thirty-nine weeks ended October 1, 2005 versus paying accrued bonuses of approximately $0.4 million in the same period a year ago as well as increased payments for federal income taxes and fluctuations in the timing of inventory receipts and payments. These decreases in cash flows provided by operating activities were offset by increases over the year ago period in net income, adjusted for the impact of depreciation and amortization, of $5.0 million. The change in deferred taxes for the thirty-nine weeks ended October 1, 2005 provided $0.6 million in cash, and the change in deferred taxes for the thirty-nine weeks ended October 2, 2004 used cash of $0.5 million. Tax benefits from the exercise of non-qualified stock options provided cash of $2.4 million in the thirty-nine weeks ended October 1, 2005 and $0.4 million in the thirty-nine weeks ended October 2, 2004.
     Investing Activities. Cash flows used in investing activities were $26.0 million for the thirty-nine weeks ended October 1, 2005 as compared to $12.2 million for the thirty-nine weeks ended October 2, 2004. Cash used in investing activities relates primarily to 23 new stores opened in the thirty-nine weeks ended October 1, 2005 and 15 opened in the thirty-nine weeks ended October 2, 2004, along with progress payments on stores scheduled to open throughout fiscal 2005. The higher cost per new store in fiscal 2005 is due to the opening of our flagship store in New York City during the thirty-nine weeks ended October 1, 2005. Our flagship store is significantly larger in both size and capital invested than our average store. Cash used in investing activities also included $2.5 million loaned to one of our franchisees during the thirty-nine weeks ended October 1, 2005.
     Financing Activities. Cash flows provided by financing activities were $5.2 million in the thirty-nine weeks ended October 1, 2005 which consisted primarily of proceeds from the exercise of employee stock options and the collection of a note receivable from one of our executive officers. Cash flows used in financing activities of $10.0 million for the thirty-nine weeks ended October 2, 2004 consisted entirely of the payment of a cash dividend to our stockholders. No borrowings were made under our line of credit in either the thirty-nine weeks ended October 1, 2005 or the thirty-nine weeks ended October 2, 2004.

     Capital Resources. As of October 1, 2005, we had a cash balance of $51.6 million. We also have a $15.0 million unsecured line of credit which expires on September 30, 2007. There were no borrowings outstanding under our line of credit at any time during the thirty-nine weeks ended October 1, 2005.
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
     In fiscal 2005, we expect to spend a total of approximately $28 million to $30 million on capital expenditures, primarily for opening a total of 30 new stores, as well as for the continued installation and upgrades of central office information technology systems. In fiscal 2004, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million. Excluding our New York City flagship store, we anticipate the investment per store in fiscal 2005 will be approximately the same as fiscal 2004.
     We believe that cash generated from operations, along with our $15.0 million unsecured line of credit, will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months.
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
Income Taxes
     We provide for income taxes based on our estimate of federal and state income tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. We file our tax returns with the advice and consultations of tax consultants. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws.
     Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be taxable income sufficient to realize the tax assets (future tax deductions). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws.
Leases
     We lease all of our store locations and our corporate headquarters. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our store leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements and furniture fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that generally are reimbursed to us by our landlords as construction allowances (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord allowances can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Under the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” we account for these landlord allowances as lease incentives resulting in a deferred credit to be recognized over the term of the lease as a reduction of rent expense.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R, as amended by a ruling issued by the Securities and Exchange Commission on April 14, 2005, requires all share-based payments to employees, including grants of employee stock options and stock purchases under certain employee stock purchase plans, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123R for our fiscal year beginning January 1, 2006 using a modified version of prospective application or may elect to apply a modified version of retrospective application. Both transition options require that compensation expense be recorded for all unvested share-based payment awards at the beginning of the first quarter of adoption of SFAS 123R. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented as if SFAS 123 had been applied in those periods. There are no prior period restatements under the prospective method. We currently plan to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. We have not yet determined the method of adoption to be applied, or the impact of the adoption of this standard on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the thirty-nine weeks ended October 1, 2005. Accordingly, a 100 basis point change in interest rates would result in no material change to our recorded interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.
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
Date: November 14, 2005

BUILD-A-BEAR WORKSHOP, INC. (Registrant)
By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary