Form 10-K
period 2005-12-31
BUILD A BEAR WORKSHOP INC
filed 2006-03-16
CIK 1113809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission file number: 001-32320
BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1954 Innerbelt Business Center Drive	63114
St. Louis, Missouri	(Zip Code)
(Address of Principal Executive Offices)
(314) 423-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes       ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $23.90 for the shares on the New York Stock Exchange on July 1, 2005) was approximately $342,905,000, as of July 2, 2005.
As of March 10, 2006, there were 20,178,988 issued and outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its May 11, 2006 Annual Meeting are
incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-K

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

PART I
ITEM 1. BUSINESS
Overview
     Build-A-Bear Workshop, Inc. is the leading, and only national, company providing a “make your own stuffed animal” interactive retail-entertainment experience. As of March 10, 2006, we operated 200 Build-A-Bear Workshop® stores in 43 states and Canada and had 30 franchised stores in international locations. Our concept is based on our guests making, personalizing and customizing their stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.
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
     We also market our products and build our brand through a nationwide multi-media marketing program that targets our core demographic guests, principally parents and children. The program incorporates consistent messaging across a variety of media, and is designed to increase our brand awareness and store traffic and attract more first-time and repeat guests.
     Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 36 million stuffed animals. We have grown our store base from 108 stores at the end of fiscal 2002 to 200 as of March 10, 2006 and increased our revenues from $213.7 million in fiscal 2003 to $361.8 million in fiscal 2005, for a compound annual revenue growth rate of 30.1%, and increased net income from $7.6 million in fiscal 2003 to $27.3 million in fiscal 2005, for a compound annual net income growth rate of 89.5%.
Description of Operations
     Guests who visit Build-A-Bear Workshop enter a teddy-bear-themed environment consisting of eight stuffed animal-making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home. To attract our target guests, we have designed our stores to provide a “theme park” destination in the mall that is open and inviting with an entryway that spans the majority of our storefront and highly visual and colorful teddy bear themes and displays. The duration of a guest’s experience can vary greatly depending on his or her preferences. While most guests choose to participate in the animal-making stations described above, a process which we believe averages 45 minutes to complete, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our Bear Bucks gift certificates or pre-made animals in only a few minutes.
     We offer an extensive and coordinated selection of merchandise including approximately 30 to 35 varieties of animals to be stuffed, as well as a wide variety of other clothing and accessory items for the animals. We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NFL, NBA and MLBTM team apparel, SKECHERS® shoes or Limited Too clothing. There are approximately 450 SKUs in our store at any one time so we intend for each item to be highly productive.
     Given the high value proposition we believe we offer our guests, we historically have not had seasonal or advertised sales events or markdowns, but we selectively use coupons and frequent shopper discounts for our most loyal guests, as well as gift-with-purchase promotions.
Growth Strategy
     Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand by investing in value-adding marketing programs as well as infrastructure and technology and to offer an authentic and unique merchandise assortment. We expect to grow our business by opening additional stores in the United States and Canada, adding additional international stores through existing and new franchise agreements and through the development of third party licensed products that promote Build-A-Bear Workshop as a lifestyle brand and build overall brand awareness.
     We have increased our store locations throughout the United States and Canada from 108 at the end of fiscal 2002 to 200 as of March 10, 2006. We expect to open approximately 30 new stores in fiscal 2006 in new and existing markets in the United States and Canada. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada.

     In addition, we also currently operate Build-A-Bear Workshop stores in three Major League Baseball® ballparks and we plan to open stores in two additional ballparks in fiscal 2006 as well as our first store located in a zoo.
     We believe that there is continued opportunity to grow our Build-A-Bear Workshop concept and brand outside of the United States and Canada. Our franchisees have retail and/or real estate experience and are currently operating 30 Build-A-Bear Workshop stores in several foreign countries under master franchise agreements on a country-by-country basis. We expect our franchisees to open approximately 20 new stores in fiscal 2006 under existing and anticipated franchise agreements. We believe there is a market potential for approximately 350 franchised stores outside the United States and Canada. In addition, we have recently entered into definitive agreements to acquire Amsbra Limited, our franchisee in the United Kingdom, as well as The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. These transactions, which are subject to regulatory approval in the United Kingdom, are expected to close late in the first quarter or early in the second quarter of fiscal 2006.
     We believe there are also growth opportunities in other experiential retail entertainment concepts. We believe that consumer demand for additional experiential retail concepts is relatively untapped and that our expertise in product development and providing a consistent shopping experience can be applied to other experiential retail brands and concepts. We expect to be able to leverage our extensive guest database to market these new brands and concepts.
     In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary Friends 2B Made® line of make-your-own dolls and related products. We believe this concept brings to dolls what Build-A-Bear Workshop has brought to teddy bears — an opportunity to participate in the creation and customization of the doll. The target customer for Friends 2B Made is a girl age five to twelve. We opened three additional Friends 2B Made locations in 2005 to bring the total number of Friends 2B Made locations to five as of March 10, 2006. All of these locations are in or adjacent to a Build-A-Bear Workshop store and are not considered a separate store. We expect to open five additional Friends 2B Made locations in fiscal 2006, some of which will be adjacent to Build-A-Bear Workshop stores. We continue to evaluate the seasonality of the doll business, adjust our merchandise assortments, and add additional product lines as we determine the long term potential of this concept.
     In addition, we are consistently evaluating additional retail opportunities and expect to continue our expansion into other concepts and product lines in the future. For example, in 2006, the first Build-A-Dino™ store will open in partnership with T-Rex™ Café, our first store within a third-party restaurant concept.
Product Development
     Through our in-house design and product development team, we have developed a coordinated, creative and broad merchandise assortment, including a variety of animals, clothing, shoes and accessories. We believe our merchandise is an integral part of our concept and that the proprietary design of many of the products we offer is a critical element of our success, while the authentic and fashionable nature of our products greatly enhances our brand’s appeal to our guests. Our product development team regularly monitors current fashion and culture trends in order to create products that we believe are most appealing to our guests, often reflecting similar styling to the clothes our guests wear themselves. We test our products on an on-going basis to ensure guest demand supports order quantities. Through our focused vendor relationships, we are able to source our merchandise in a manner that is cost-effective, maximizes our speed to market and facilitates rapid reorder of our best-selling items.
     The skins for our animals are produced from high quality man-made materials, and the stuffing is made of a high-grade polyester fiber. We believe all of our products meet Consumer Product Safety Commission requirements for toys and American Society for Testing and Materials specifications for toy safety in all material respects. We routinely have samples of all items sold in our stores tested at independent laboratories for compliance with these requirements. Packaging and labels are developed for each product to communicate age grading and any special warnings which may be recommended by the Consumer Product Safety Commission.
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
     Since February 2004, we have utilized an integrated marketing program that utilizes national television advertising, direct mail and other components. Our advertising expenditures were $10.1 million (4.7% of total revenues) in fiscal 2003, $22.7 million (7.5% of total revenues) in fiscal 2004 and $27.2 million (7.5% of total revenues) in fiscal 2005, reflecting the rollout and continuation of our marketing initiatives.

     We employ several different marketing programs to drive traffic to our stores and grow awareness of our brand. Because we have a relatively balanced quarterly business, we can benefit from advertising campaigns that run in all four quarters of the year. We use television and online advertising to communicate our interactive product and experience. In 2005, we tested radio advertising on Radio Disney and will expand those programs in 2006. We leverage our database of over 14 million unique households in our direct mail and e-mail programs. Our website, www.buildabear.com, offers e-commerce, information and entertaining games to over 1 million unique visitors per month. We also incorporate store events, tourism marketing, mobile marketing and public relations into our marketing plans. We integrate the timing and the messaging of the advertising and marketing programs across the various media to maximize our reach to both new and existing guests and drive traffic into our stores.
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
     Product and Merchandise Licensing. We have key strategic relationships with select companies, including World Wildlife Fund, SKECHERS®, the NBA, the WNBA, MLBTM, Limited Too, Disney, NFL and First Book and, in Canada, the NHL® and World Wildlife Fund Canada, in which we use their brands on our products sold in our stores. These strategic relationships allow both parties to generate awareness around their brands. We have relationships with groups that pursue socially responsible causes, as well as companies that have strong consumer brands, in order to respond to our guests’ interests.
     Promotional Arrangements. We have also developed promotional arrangements with selected organizations. Our arrangements with Major League Baseball® teams, including the Chicago Cubs™, St. Louis Cardinals™, New York Mets™ and San Francisco Giants™, have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium. We also have arrangements featuring product sampling, cross promotions and shared media with companies such as Lego and Macy’s as well as targeted promotions with key media brands like Nickelodeon Magazine and Radio Disney.
     Third Party Licensing. We have entered into a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop branded products including backpacks and luggage, greeting cards and calendars, scrapbook supplies, sleepwear, children’s shoes, books, toys, bedding, fabric and bath accessories. We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability. We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise. We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards. We have entered into licensing arrangements for our branded products with leading manufacturers including American Greetings, Creative Designs International, Dream Apparel, Elan-Polo, HarperCollins, Houston Harvest, Pulaski Furniture and Springs Industries.
Industry and Guest Demographics
     While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible product is stuffed animals, including our flagship product, the teddy bear, a widely adored stuffed animal for over 100 years. According to data published by the International Council of Toy Industries, worldwide sales of retail plush toys was approximately $4.4 billion and retail sales of dolls was approximately $6.6 billion in 2000, which combined represent about 20% of the $55 billion worldwide toy industry (excluding video games). In addition, a study conducted for the Toy Industry Association reported U.S. sales of retail plush toys was $1.3 billion and retail sales of dolls was $2.7 billion in 2005, for a combined total of over $4.0 billion. In 2005, Playthings Magazine ranked us as the 13th largest toy retailer in the United States for 2004 based on sales.
     Our guests are very diverse, spanning broad age ranges and socio-economic categories. Major guest segments include families with children, primarily ages three to twelve, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools. Based on information compiled from our guest database for 2005, the average age of the recipient of our stuffed animals at the time of purchase is ten years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.
     According to the United States Census Bureau, in 2004 there were over 60 million children age 14 and under in the United States. While the size of this population group is projected to remain relatively stable over the next decade, the economic influence of this age group is expected to increase. Based on a recent third-party publication, we believe that children’s spending has doubled every ten years for the past three decades, tripling in the 1990s. Direct spending by children aged four to twelve was estimated at $2.2 billion in 1968, $4.2 billion in 1984 and $17.1 billion in 1994 and 2002 estimates placed spending by this demographic at $40 billion. By 2006, children are expected to directly spend more than $50 billion as well as influence hundreds of billions of dollars in additional family spending.
Employees and Training
     We are committed to providing a great experience for our diverse team of associates as well as our guests. We have a distinctive culture that we believe encourages contribution and collaboration. We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance. All store managers receive comprehensive training through our Bear University® program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores. We extensively train our associates on the bear-making process and the guest experience. In fiscal 2005, we hired less than 2% of applicants for store manager positions. We focus on employing and retaining people who are friendly and focused on guest service. Our above average employee retention rates, based on 2005 industry data, contribute to the consistency and quality of the guest experience. Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys. Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded. We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.
     As of December 31, 2005, we employed approximately 850 full-time and 5,500 part-time employees. We divide our United States and Canadian store base into two geographic regions, which are supervised by our Chief Workshop Bear and two Regional Workshop Directors. Bearitory Leaders are responsible for each of our 21 bearitories consisting of between six and twelve stores. Each of our stores generally has a full-time Chief Workshop Manager and two full-time Assistant Workshop Managers in addition to hourly Bear Builder™ associates, most of whom work part-time. The number of part-time employees fluctuates depending on our seasonal needs. In addition to the approximately 6,100 employees at our store locations, we employ approximately 250 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri. We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants. Store managers and Bearquarters associates pass specific profile assessments. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.
International Franchises
     In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. As of March 10, 2006, there were 30 Build-A-Bear Workshop franchised stores located in the following countries:

United Kingdom	11
Japan	5
Australia	5
Denmark	4
Other	5
     On March 3, 2006, we entered into definitive agreements to acquire Amsbra Limited (Amsbra), our franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. Amsbra operates all of the franchised Build-A-Bear Workshop stores located in the United Kingdom. These transactions, which are subject to regulatory approval in the United Kingdom, are expected to close late in the first quarter or early in the second quarter of fiscal 2006. If the transactions close, as expected, all of the franchised locations in the United Kingdom will become company owned stores.
     All of our non-U.S. and Canadian stores are operated by third party franchisees under separate master franchise agreements covering each country. Master franchise rights are typically granted to a franchisee for an entire country or group of countries for a specified term. The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time franchise fee and continuing franchise fees based on a percentage of sales made by the franchisees’ stores. The terms of these agreements range up to ten years with a franchise option to renew for an additional term if certain conditions are met. All such franchised stores have similar signage, store layout and merchandise characteristics to our stores in the United States and Canada. Our goal is to have well-capitalized franchisees with expertise in retail operations and real estate in their respective country. We work in conjunction with our franchisees in the development of their business and store growth plans. We approve all franchisees’ orders for merchandise and have oversight of their operational and business practices in an effort to ensure they are in compliance with our standards. We expect our current and anticipated franchisees to open approximately 20 new stores in fiscal 2006 in both existing and new countries.
Sourcing and Inventory Management
     We do not own or operate any manufacturing facilities. Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China. We purchased approximately 86% of our inventory in fiscal 2005, approximately 85% in fiscal 2004 and approximately 84% in fiscal 2003 from three vendors. After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing facilities in Asia that are approved by us based on our quality control and labor standards. Our suppliers can be used interchangeably as each has a sourcing network for multiple product categories and can expand its factory network as needed. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis.
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
Distribution and Logistics
     A third-party provider warehouses and distributes a large portion of our merchandise at a 200,000 square foot distribution center in St. Louis, Missouri under an agreement that expires on August 31, 2006. We are currently in the process of constructing a new 350,000-square-foot distribution center near Columbus, Ohio which will replace this third-party warehouse. This facility is expected to become fully operational in fall 2006. We also have smaller third-party distribution centers in Toronto, Canada under an agreement that may be terminated with 120-day notice or when no work has been performed for 180 days and Los Angeles, California under an agreement that expires on March 30, 2007. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once per week on a regular schedule which allows us to consolidate shipments in order to reduce distribution and shipping costs. Store shipments from our third-party distribution centers are scheduled throughout the week in order to smooth workflow and stores that are part of the same shipping route are grouped together to reduce freight costs.
     Transportation from the warehouses to the stores is managed by several third-party logistics providers. Merchandise is ground-shipped to one of 74 third-party pool points which then deliver merchandise to the stores on a pre-arranged schedule. Back-up supplies, such as Cub Condo carrying cases and stuffing for the animals, are often stored in limited amounts at these local pool points.
Management Information Systems and Technology
     Management information systems are a key component of our business strategy and we are committed to utilizing technology to enhance our competitive position. Our information and operational systems utilize a broad range of both purchased and internally developed applications which support our guest relationships, marketing, financial, retail operations, real estate, merchandising, and inventory management processes. Our employees can securely access these systems over a company-wide network. Sales, daily deposit and Guest information are automatically collected from the stores’ point-of-sale terminals and kiosks on a near real time basis. We have developed proprietary software including domestic and international versions of our Name Me kiosk, Find-A-Bear® identification, and our patented party scheduling systems. Data from these systems are used to support key decisions in all areas of our business, including merchandising, allocation and operations.
     We completed the installation of our new e-commerce software for our website in October 2004, the installation of our new point-of-sale system was completed in fiscal 2005 and the implementation of our new merchandise planning system is expected to be completed by the second quarter of fiscal 2006. These new systems are intended to improve our operational efficiency, purchasing and inventory control processes. To further improve our operations, we have begun implementation of human resources, financial management and warehouse management systems which we expect to begin to utilize in fiscal 2006.
     We regularly evaluate strategic information technology initiatives focused on competitive differentiation, support of corporate strategy and reinforcement of our internal support systems. Our critical systems are reviewed on a regular basis to evaluate disaster recovery plans and the security of our systems.
Competition
     We view our Build-A-Bear Workshop experience as a distinctive combination of entertainment and retail. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and Sears and other discount chains, as well as with a number of companies that sell teddy bears in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, amusement parks and arcades, and other mall-based entertainment venues.
     We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none offers the breadth and depth of the Build-A-Bear Workshop experience or operates as a national retail company.

Intellectual Property and Trademarks
     As of December 31, 2005, we had obtained over 175 U.S. trademark registrations, including Build-A-Bear Workshop® for stuffed animals and accessories for the animals, retail store services and other goods and services, over 30 issued U.S. patents with expirations ranging from 2013 through 2020 and over 120 copyright registrations. In addition, we have over 75 U.S. trademark and four U.S. patent applications pending. We also license three patents from third-parties, including a patent for the pre-stitching system used for closing up our stuffed animals after they have been stuffed (U.S. Patent No. 6,109,196). Pursuant to an exclusive patent license agreement with Tonyco, Inc. dated March 12, 2001, we were granted an exclusive license for use of the patent in retail stores similar to ours. While we have the right to sublicense the patent, the licensor has agreed not to grant rights to any of our competitors. In the event that we or the licensor has reason to believe that a third party is infringing upon the patent, the licensor is generally required to bear the expenses required to maintain and defend the patent. The term of the agreement is for the full life of the patent and any improvements thereon. The term will expire in 2019 unless we terminate the agreement, upon notice to the licensor, in the event that the patent lapses due to the licensor’s non-payment of maintenance taxes and fees for the patent. We paid the licensor $760,000 for the license. All payments due under the license have been made and no ongoing payments are required by us.
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
     We also conduct business in foreign countries to the extent our merchandise is manufactured or sold outside the United States and have opened stores outside the United States in the past three years, either directly or indirectly through franchisees. We filed, obtained or plan to file for registration of marks in foreign countries to the degree necessary to protect these marks, although our efforts may not be successful and further there may be restrictions on the use of these marks in some jurisdictions.
Segments and Geographic Areas
     We conduct our operations through three reportable segments consisting of retail operations, international, and licensing and entertainment. The retail operations segment includes the operating activities of the stores in the United States and Canada and other retail delivery operations, including our web-store and non-mall locations such as tourist venues and ballpark stores. The international segment includes the licensing activities of our franchise agreements with locations outside of the United States. The licensing and entertainment segment has been established to market the naming and branding rights of our intellectual properties for third party use. See the financial statements included elsewhere in this annual report on Form 10-K for further discussion and financial information related to our segments.
     Our reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. See the financial statements included elsewhere in this annual report on Form 10-K for further discussion and financial information related to geographic areas in which we operate.
Availability of Information
     We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investor Relations section of our corporate website, http://ir.buildabear.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at http://www.sec.gov. Our annual reports to shareholders, press releases and recent analyst presentations are also available on our website in the Investor Relations section or by writing to the Investor Relations department at World Bearquarters, 1954 Innerbelt Business Center Dr., St. Louis, MO 63114.
ITEM 1A. RISK FACTORS
     We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth below may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.
Risks Related to Our Business
If we are not able to generate or maintain comparable store sales growth, our results of operations could be adversely affected.
     Our comparable store sales for fiscal 2005 declined by 0.2%, following an increase of 18.1% in fiscal 2004. The increase in 2004 was principally as a result of the nationwide multi-media marketing program we initiated in February 2004 and an improved economy. Our comparable store sales declined 15.9% in fiscal 2003. We believe the principal factors that will affect comparable store results are the following:
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
     As a result of these and other factors, we may not be able to generate or maintain comparable stores sales growth in the future. If we are unable to do so, our results of operations could be significantly harmed.
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
     In February 2004, after development and testing in selected markets, we introduced nationwide a multi-media marketing program targeting our core demographic guests, principally parents and children, which contributed to an increase in our comparable store sales in fiscal 2004. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of this marketing program and future marketing efforts that we undertake, including our ability to:
•	create greater awareness of our brand, interactive shopping experience and products;
•	identify the most effective and efficient level of spending in each market;
•	determine the appropriate creative message and media mix for marketing expenditures;
•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;
•	select the right geographic areas in which to market; and
•	convert consumer awareness into actual store visits and product purchases.
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
     Our growth will largely depend on our ability to open and operate new stores successfully in the United States and Canada. We opened 30, 21, and 43 stores in fiscal 2005, 2004, and 2003, respectively. We plan to open approximately 30 new stores in the United States and Canada in fiscal 2006 and anticipate further store openings in subsequent years. Our ability to identify and open new stores in desirable locations and operate such new stores profitably is a key factor in our ability to grow successfully. We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new stores can be profitably operated. We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations. For example, as of March 10, 2006, we have closed two stores since our inception. We cannot assure you that we will not have other stores in the future that we may decide to close. Our ability to open new stores and to manage our growth also depends on our ability to:
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
     In July 2005, we opened our flagship store in New York City. This store is much larger than our typical mall-based stores and includes additional facilities, such as a restaurant, that we do not operate in our typical mall-based stores. Because we have little experience with this type of store, we may be unable to generate revenues from this store at a level that justifies keeping the store open. Closing this store could not only have an adverse impact on our profitability, as the costs of opening this store were much larger than those for a typical store, but, as our flagship store, it could also have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.
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
     In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. We intend to continue expanding outside of the United States and Canada through franchising in several countries over the next several years. In addition, on March 3, 2006, we entered into a definitive agreement to acquire The Bear Factory Limited (The Bear Factory), a stuffed animal retailer in the U.K. owned by The Hamleys Group Limited. In a related agreement, Build-A-Bear Workshop will also acquire Amsbra Limited (Amsbra), our U.K. franchisee. These transactions, which are subject to regulatory approval in the U.K., are expected to close late in the first quarter or early in the second quarter of fiscal 2006. As of March 10, 2006. there were 30 Build-A-Bear Workshop franchised stores located outside of the United States and Canada, of which 11 stores were owned by our U.K. franchisee. We have limited experience in franchising and we may not be successful in maintaining and implementing our international franchising strategy. In addition, we cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. These markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing United States and Canadian markets, which may cause these stores to be less successful than those in our existing markets. Additionally, our franchisees may experience merchandising and distribution challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.
     The success of our franchising strategy will depend upon our ability to attract qualified franchisees with sufficient financial resources to develop and grow the franchise operation and upon the ability of those franchisees to develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising strategy may not be profitable to us. Moreover, our image and reputation may suffer. For example, our initial franchisees in South Korea and France performed below expectations and we transferred those agreements to other parties. Furthermore, even if our international franchising strategy is successful, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business strategies and objectives, we are responsible for ensuring the success of the Build-A-Bear Workshop brand and all of our stores.
     The laws of the various foreign countries in which our franchisees operate govern our relationships with our franchisees. These laws, and any new laws that may be enacted, may detrimentally affect the rights and obligations between us and our franchisees and could expose us to additional liability.
We may not be able to successfully integrate The Bear Factory and Amsbra.
     Although we believe that our acquisitions of The Bear Factory and Amsbra will be highly complementary to and further strengthen our brand portfolio and expand our customer base, we may be unable to take advantage of these opportunities. We cannot assure you that we will be able to successfully integrate the operations of these businesses into our existing business and increase sales, in particular because they involve foreign operations. To acquire and integrate both of these separate organizations could divert management attention from other business activities. This diversion, together with other difficulties we may encounter in integrating these acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.
     A business combination involves the integration of companies that previously have operated independently, which is a complex, costly and time-consuming process. Moreover, we will be integrating two disparate companies both with each other and with our domestic and Canadian operations. In particular, we will incur costs in connection with rebranding and store conversions for The Bear Factory and integration with both The Bear Factory and Amsbra. The difficulties of combining the companies’ operations include, among other things:
•	rebranding and store conversions with respect to the 29 Bear Factory stores we expect to acquire;

•	coordinating geographically disparate organizations, systems and facilities;

•	assimilating and retaining employees with diverse business backgrounds;

•	consolidating corporate and administrative functions;

•	limiting the diversion of management resources necessary to facilitate the integration;

•	implementing compatible information and communication systems, as well as common operating procedures;

•	creating compatible financial controls and comparable human resource management practices;

•	coordinating sales and marketing functions;

•	maintaining customer care services and retaining customers;

•	addressing the expenses of any undisclosed or potential legal liabilities;

•	retaining key management and employees; and

•	preserving the collaboration, licensing, distribution, marketing, promotion and other important relationships of each company.
     The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. The diversion of management’s attention, any delays or difficulties encountered in connection with the business combination and the integration of the two companies’ operations or the costs associated with these activities could harm our business, results of operations, financial condition or prospects.
We may not be able to make the U.K businesses we are acquiring profitable.
     Both The Bear Factory and Amsbra had losses in 2005 and prior fiscal years. Although we believe that we can make these operations profitable as part of our larger company through marketing, product, and store execution practices, we may be unable to do so. In particular, we may be unable to successfully leverage our purchasing power and know-how, and may be unable to raise sales levels sufficiently to generate profitable operations. In addition, other than Canada, we have not directly operated non-U.S. businesses, and we will face business, regulatory and cultural differences from our domestic business, such as economic conditions in the U.K., changes in foreign government policies and regulations in the U.K. and potential restrictions on the right to convert and repatriate currency, as well as other risks that we may not anticipate.
If we are unable to generate interest in and demand for our interactive retail experience, including being able to identify and respond to consumer preferences in a timely manner our financial condition and profitability could be adversely affected.
     We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that our past success will be sustained or there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our animals, animal apparel or accessories, or a misjudgment of consumer preferences or fashion trends, could have a negative impact on our business, financial condition and results of operations. Furthermore, we may be unable to attract guests to and generate demand for our new Friends 2B Made interactive shopping experience. If our Friends 2B Made concept fails to be successful and we determine not to continue it, we may incur charges as a result and it may have an adverse impact on the Build-A-Bear Workshop brand. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.
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
     We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and Sears and other discount chains, as well as with a number of manufacturers that sell plush toys in the United States and Canada, including, but not limited to, Ty, Fisher Price, Mattel, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that currently none of these companies offers the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot assure you that they will not compete directly with us in the future.
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
     The success of our business depends upon our senior management closely supervising all aspects of our business, in particular the operation of our stores and the design, procurement and allocation of our merchandise. Also, because guest service is a defining feature of the Build-A-Bear Workshop corporate culture, we must be able to hire and train qualified managers and Bear Builder associates to succeed. The loss of certain key employees, including Maxine Clark, our founder and Chief Executive Bear, or other members of our senior management, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified store associates could have a material adverse effect on our business, financial condition and results of operations. We generally do not maintain key person insurance with respect to our executives, management or other personnel, except for limited coverage of our Chief Executive Bear which we do not believe would be sufficient to completely protect us against losses we may suffer if her services were to become unavailable to us in the future.
We rely on a few vendors to supply substantially all of our merchandise, and any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.
     We do not own or operate any manufacturing facilities. We purchased approximately 86% of our merchandise in fiscal 2005, approximately 85% in fiscal 2004, and approximately 84% in fiscal 2003, from three vendors. These vendors in turn contract for our orders with multiple manufacturing facilities for the production of merchandise. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.
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
     The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins. Petroleum prices have recently risen to historic or near historic highs. For example, our results in fiscal 2005 were impacted by fuel surcharges due to higher petroleum products prices. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.
We are constructing our own warehouse and distribution center. If we are unable to run this facility effectively or efficiently, our business would be disrupted and our operating results would suffer.
     The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States and Canada in a timely manner. We entered into a construction agreement to build a 350,000-square-foot distribution center in Groveport, Ohio for approximately $14.4 million, excluding costs for the land and the equipment for the facility. Although we expect the facility to become fully operational beginning in fall 2006, we could be subject to unexpected delays in the construction or cost overruns due to factors beyond our control. In addition, we have in the past relied on third parties to manage the warehousing and distribution aspects of our business. Although we have added key personnel with experience in the management of warehouses and distribution centers, we do not have extensive experience in this area, and we may not be able to manage these functions as well as our current third party providers, which could disrupt our business. Even if we are able to manage this aspect of our business effectively, we may not realize all of the cost efficiencies and other benefits we currently expect from owning and operating the Groveport distribution center, which would adversely affect our results of operations.
We currently rely on third parties to manage the warehousing and distribution aspects of our business. If these third parties do not adequately perform these functions, our business would be disrupted.
     We currently depend on third party distribution centers in St. Louis, Missouri, Los Angeles, California and Toronto, Canada to receive and warehouse substantially all of our merchandise and supplies. We also rely on additional third parties to ship all of our merchandise and supplies from the distribution centers to our stores. While we will eliminate some of these functions as a result of operating the Ohio distribution center, we will continue to rely significantly on third party service providers in this area. Events such as fires, tornadoes, earthquakes or other catastrophic events, malfunctions of our third party distributors’ distribution information systems, shipping problems or termination of our distribution agreements by such distributors would result in delays or disruptions in the timely distribution of merchandise and supplies to our stores, which could have a material adverse effect on our business, financial condition and results of operations.
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
     If our future quarterly results fluctuate significantly or fail to meet the expectations of the investment community, then the market price of our common stock could decline substantially.
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
     In addition to serving as an online sales portal, our website, www.buildabear.com, features children’s games, e-cards and printable party invitations and thank-you notes, and provides an opportunity for children under the age of 13 to sign up, with the consent of their parent or guardian, to receive our online newsletter. We currently obtain and retain personal information about our website users. In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear® identification system. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulations include or may include requirements that companies establish procedures to:
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
     We have a stringent privacy policy covering the information we collect from our guests and have established security features to protect our guest database and website. However, our security measures may not prevent security breaches. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If third persons were able to penetrate our network security and gain access to, or otherwise misappropriate, our guests’ personal information, it could harm our reputation and, therefore, our business and we could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our website, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Such charges could adversely impact guest relationships and ultimately cause a decrease in net sales and also expose us to litigation and possible liability.
Risks Related to Owning Our Common Stock

The market price of our common stock may be materially adversely affected by market volatility which could result in costly and time-consuming securities litigation.
     The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:
•	actual or anticipated variations in comparable store sales or operating results;
•	changes in financial estimates by the investment community;
•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;
•	changes in the retailing environment;
•	changes in the market valuations of other specialty retail companies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives; and
•	losses of key members of management.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Stores

     As of March 10, 2006, we operated 200 retail stores located primarily in major malls throughout the United States and Canada. Our mall-based stores generally range in size from 2,000 to 4,000 square feet and average approximately 3,000 square feet, while our tourist location stores currently range up to 6,000 square feet and our flagship store in New York City is approximately 20,000 square feet. Our stores are designed to be open and inviting for guests of all ages with an entryway that spans the majority of our storefront with wide aisles to accommodate families or groups. Our typical store has an oversized “sentry bear” at the front entry and features two stuffing machines, five NameMe computer stations, display units and flooring to enhance the guest traffic flow through the store. We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as a forecasting model that projects a potential location’s first year sales. We have identified a significant number of target sites that meet our criteria for new stores in malls and tourist locations. We seek to locate our mall-based stores near major customer entrances to or in the center of malls and adjacent to other children, teen and family retailers. After we approve a site, it typically takes approximately 23 weeks to finalize the lease, design the layout, build out the site, hire and train associates, and stock the store for opening.
     We lease all of our store locations. Due to our attraction as a family-oriented entertainment destination concept with average net sales per gross square foot that, in fiscal 2005, generally exceeded the average for the malls in which we operated, we have received numerous requests from mall owners and developers to locate a Build-A-Bear Workshop store in their malls. We believe that we generally have negotiated favorable exclusivity provisions in our leases.
     Most of our leases have an initial term of ten years. A number of our leases provide a lease termination or “kick out” option to either party in a pre-determined year or years, typically the third or fourth year of the lease, if we do not meet certain agreed upon minimum sales levels. In addition, our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Most of our leases also require the payment of a fixed minimum rent as well as percentage rent based on sales in excess of agreed upon minimum annual sales levels.
     Following is a list of our 200 stores in the United States and Canada by state and province as of March 10, 2006:

Number of
State	Stores
Alabama	2
Arizona	4
Arkansas	1
California	16
Colorado	5
Connecticut	4
Delaware	1
Florida	8
Georgia	6
Hawaii	1
Idaho	1
Illinois	7
Indiana	6
Iowa	2
Kansas	2
Kentucky	2
Louisiana	1
Maine	1
Maryland	4
Massachusetts	8
Michigan	3
Minnesota	2
Mississippi	1
Missouri	5
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	12
New York	11
North Carolina	7
Ohio	10
Oklahoma	2
Oregon	2

Number of
State	Stores
Pennsylvania	8
Rhode Island	1
South Carolina	3
Tennessee	6
Texas	15
Utah	2
Virginia	6
Washington	3
West Virginia	1
Wisconsin	3
Province
Alberta	2
British Columbia	2
Nova Scotia	1
Ontario	4
Non-Store Properties
     In addition to leasing all of our store locations, we lease approximately 52,000 square feet for our web fulfillment site and corporate headquarters, or World Bearquarters, in St. Louis, Missouri. Our World Bearquarters houses our corporate staff, our call center and our on-site training facilities. The lease commenced on January 1, 2005 with a four-year term, and may be extended for two additional five-year terms.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 2005.
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

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$36.90	$29.44
Second Quarter	$31.08	$20.31
Third Quarter	$24.49	$19.86
Fourth Quarter	$31.97	$21.44	$35.15	$23.55
Issuer Purchases of Equity Securities
     We do not have any programs or plans to repurchase shares of our common stock and no such repurchases were made by us or any of our affiliate companies during the fourth quarter of fiscal 2005.
Recent Sales of Unregistered Securities
     There were no sales of unregistered securities during the fourth quarter of fiscal 2005.

Dividend Policy
     We paid a special $10.0 million cash dividend to our stockholders in August 2004. We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business, and we do not expect, at this time, to pay cash dividends in the future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant. Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
ITEM 6. SELECTED FINANCIAL DATA
     Throughout this annual report on Form 10-K, we refer to our fiscal years ended December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002, and December 29, 2001 as fiscal years 2005, 2004, 2003, 2002, and 2001, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. Fiscal years 2005, 2004, 2002 and 2001 included 52 weeks and fiscal year 2003 included 53 weeks. All of our fiscal quarters presented in this annual report on Form 10-K included 13 weeks, except for the quarter ended January 3, 2004, which had 14 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week period prior to that date, except for the quarter ended January 3, 2004, where we are referring to the 14-week period prior to that date.
     The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data as of December 31, 2005 and January 1, 2005 and the statement of operations and other financial data for our fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The balance sheet data as of January 3, 2004, December 28, 2002, and December 29, 2001 and the statement of operations and other financial data for our fiscal years ended December 28, 2002 and December 29, 2001 are derived from our audited financial statements that are not included in this annual report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.
     See the notes to our consolidated financial statements for an explanation of the method used to determine the numbers of shares used in computing basic and diluted net earnings per common share.

	Fiscal Year
	2005	2004 (1)	2003 (1)	2002 (1)	2001 (1)
	(Dollars in thousands, except share, per share and per gross square foot data)
Statement of operations data:
Total revenues	$361,809	$301,662	$213,672	$169,138	$106,622
Costs and expenses:
Cost of merchandise sold	180,373	150,903	115,845	90,215	56,294
Selling, general and administrative	133,921	115,993	81,533	66,068	41,405
Store preopening	4,812	2,186	3,859	3,949	3,921
Impairment charge (credit)	—	(54)	—	—	1,006
Litigation settlement	—	—	—	—	1,550
Interest expense (income), net	(1,710)	(299)	(58)	(88)	64

Total costs and expenses	317,396	268,729	201,179	160,144	104,240

Income before income taxes and minority interest	44,413	32,933	12,493	8,994	2,382
Minority Interest	—	—	—	—	122

Income before income taxes	44,413	32,933	12,493	8,994	2,504
Income tax expense	17,099	12,934	4,875	3,557	1,011

Net income	27,314	19,999	7,618	5,437	1,493
Cumulative dividends and accretion of redeemable preferred stock	—	1,262	1,970	1,971	824
Cumulative dividends on nonredeemable preferred stock	—	263	455	455	455

Net income available to common and participating preferred stockholders	$27,314	$18,474	$5,193	$3,011	$214

Net income allocated to common stockholders	$27,314	$8,519	$116	$67	$7

Net income allocated to participating preferred stockholders	$—	$9,955	$5,077	$2,944	$207

Earnings per common share:
Basic	$1.38	$2.30	$0.53	$0.31	$0.03
Diluted	$1.35	$1.07	$0.43	$0.29	$0.03
Shares used in computing common per share amounts:
Basic	19,735,067	3,702,365	217,519	217,519	217,519
Diluted	20,229,978	18,616,435	17,546,348	12,055,458	9,101,143

	Fiscal Year
	2005	2004 (1)	2003 (1)	2002 (1)	2001 (1)
	(Dollars in thousands, except share, per share and per gross square foot data)
Other financial data:
Gross margin ($) (2)	$178,528	$149,566	$97,582	$78,908	$50,328
Gross margin (%) (2)	49.7%	49.8%	45.7%	46.7%	47.2%
Capital expenditures (3)	$31,083	$16,494	$24,917	$24,017	$25,293
Depreciation and amortization	17,592	14,948	12,840	8,990	5,340

Cash flow data:
Cash flows provided by operating activities	$54,642	$48,527	$31,770	$23,963	$18,150
Cash flows used in investing activities	(37,077)	(17,732)	(27,035)	(25,531)	(26,949)
Cash flows provided by (used in) financing activities	6,058	15,931	—	(121)	19,256
Cash dividends declared per common share	$—	$0.55	$—	$—	$—

Store data (4):
Number of stores at end of period	200	170	150	108	71
Average net retail sales per store (5) (6)	$1,864	$1,857	$1,605	$1,904	$2,003
Net retail sales per gross square foot (6) (7)	$615	$602	$502	$582	$634
Comparable store sales change (%) (8)	(0.2)%	18.1%	(15.9)%	(9.7)%	(6.7)%

Balance sheet data:
Cash and cash equivalents	$90,950	$67,327	$20,601	$15,866	$17,555
Working capital	66,646	48,000	10,463	7,376	10,172
Total assets	246,108	189,237	128,210	105,893	81,264
Redeemable preferred stock	—	—	37,890	35,920	33,964
Total stockholders’ equity	130,357	95,510	19,845	14,192	10,727

(1)	Certain prior year amounts have been reclassified to conform with the fiscal 2005 presentation.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

(3)	Capital expenditures consist of leasehold improvements, furniture and fixtures and computer equipment and software purchases.

(4)	Excludes our webstore and seasonal and event-based locations.

(5)	Average net retail sales per store represents net retail sales from stores open throughout the entire period divided by the total number of such stores.

(6)	When we refer to average net retail sales per store and net retail sales per gross square foot for any period, we include in those calculations only those stores that have been open for that entire period.

(7)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores.

(8)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.
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
Overview
     We are the leading, and only national, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of December 31, 2005, we operated 200 stores in 43 states and Canada and had 30 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as our locations in Major League Baseball® ballparks and our presence at event-based locations through our mobile store.
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
     Selected financial data attributable to each segment for fiscal 2005, 2004, and 2003 are set forth in note 18 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
     For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “Revenues,” “Costs and Expenses” and “Expansion and Growth Potential” subsections of this Overview.
     We believe that we have developed an appealing retail store concept that, for stores open for the entire year, averaged $1.9 million in fiscal 2005, $1.9 million in fiscal 2004 and $1.6 million in fiscal 2003 in net retail sales per store. For a discussion of the changes in comparable store sales in fiscal years 2005, 2004 and 2003, see “— Revenues.” Store contribution, which consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore and seasonal and event-based locations, was 26.8% for fiscal 2005 and 26.4% for fiscal 2004, and total company net income as a percentage of total revenues was 7.5% for fiscal 2005 and 6.6% for fiscal 2004. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The store contribution of our average store, coupled with the fact that we have opened 163 stores since the beginning of fiscal 2001 and improved expense management, primarily through improved labor planning and reductions in store supply and other expenses in 2004, have been the primary reasons for our net income increasing during each of the last five fiscal years. Strong comparable store sales for fiscal 2004, along with the factors cited above, were the primary reason for our increase in net income in fiscal 2004 as compared to fiscal 2003. Additionally, as we have added stores and grown our sales volume, the quantities of merchandise and supplies we purchase have increased which has created economies of scale for our vendors allowing us to obtain reduced costs for these items and increase our profitability.
     The increase in total store contribution has been partially offset by the increase in our central office general and administrative expenses required to support an expanding store base and international franchise operations. These expenses have grown at a slower rate, in percentage terms, than our number of stores and net retail sales. In addition, we significantly increased our advertising expenditures beginning in the fourth quarter of fiscal 2003, and these increased expenditures continued throughout fiscal 2004 and fiscal 2005.
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
     We expect to realize leverage on our national advertising programs as we expand and open stores in new markets. We have been running national advertising since 2004 and believe that our brand awareness is higher and our entry into new markets is stronger as a result of the advertising and we expect to leverage these programs on an ongoing basis. We expect to improve our store productivity as a result of comparable store sales increases and thereby improve our store contribution as a percentage of net retails sales by better leveraging our store level operating expenses, primarily those which are fixed such as occupancy, over increased net retail sales per store. As we grow our total revenues, we also expect to decrease our general and administrative expenses as a percentage of revenues by leveraging these expenses, primarily those which are largely fixed such as management payroll and occupancy, over an increased revenue amount. This decrease will be partially offset by some increases in general and administrative expenses, including marketing such as direct mail to support more stores and our growing international franchise business.
     Following is a description and discussion of the major components of our statement of operations:
Revenues
     Net retail sales. Net retail sales are revenues from retail sales (including our webstore and other non-mall locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks and third party credit cards to make purchases. We classify stores as new or comparable stores and do not include our webstore or seasonal, event-based locations in our store count or in our comparable store calculations. Stores enter the comparable store calculation in their thirteenth full month of operation. We opened three Friends 2B Made locations in 2005 to bring the total number of Friends 2B Made locations to five as of December 31, 2005. All of these locations are in or adjacent to a Build-A-Bear Workshop store and share common store management, employees and infrastructure. These locations are considered expansions of the existing Build-A-Bear Workshop store and are not considered an addition to our total store count. The net retail sales of these expanded Build-A-Bear Workshop stores are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the expansion.
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
     We use comparable store sales as a key performance measure for our business. The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

Fiscal 2005	Fiscal 2004	Fiscal 2003
(0.2)%	18.1%	(15.9)%
     Comparable store sales decreased by 0.2% in fiscal 2005 following an increase of 18.1% in fiscal 2004. We believe these changes can be attributed primarily to the following factors:
•	Our ongoing programs in advertising. During the fourth quarter of fiscal 2003, we tested in a limited number of markets the use of television and online advertising and determined that it was successful in attracting a higher number of new and repeat guests. In the first quarter of fiscal 2004, we implemented this marketing strategy on a national basis and quickly began achieving comparable store sales increases. We continued this marketing approach throughout fiscal 2005. This approach was successful in maintaining our comparable store sales levels, but did not produce the increases that were achieved in fiscal 2004 when the change in the marketing program was an incremental addition to the prior year.
•	Following an improved economy in 2004, with higher levels of consumer confidence and a better retail climate, the economy showed mixed results in 2005 with varying levels of consumer confidence, record levels of crude oil prices and significant weather activity, particularly during the hurricane season.
     We believe the decrease in comparable store sales for fiscal 2003 was largely the result of four factors:
•	A difficult economic environment, including lower consumer confidence levels and a weak retail climate.
•	Our inability to increase the number of transactions in comparable stores which we believe was the result of low brand awareness with potential new and repeat guests.
•	The transfer to new stores of a portion of existing stores’ sales, as we opened new stores in markets where we already operated one or more stores, causing the existing stores’ sales to decline, even though total sales in those markets increased. We expect this factor to continue to affect us as we add new stores in markets where we have existing stores.
•	The large amount of initial trial sales in the first year a store is open, which we believe results from the distinctive nature of our concept and the publicity we normally receive when we open a new store, does not necessarily continue at that level after this period. We expect this factor to continue to affect us, but it is difficult to predict to what degree, particularly if awareness of our brand continues to grow as a result of our change in marketing strategy.

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
     As of December 31, 2005, we had 30 stores, including 18 opened in fiscal 2005, operating under franchise arrangements in the following countries:

United Kingdom	11
Japan	5
Australia	5
Denmark	4
Other	5
     On March 3, 2006, we entered into definitive agreements to acquire Amsbra Limited (Amsbra), our franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. Amsbra operates all of the franchised Build-A-Bear Workshop stores located in the United Kingdom. The transactions, which are subject to regulatory approval in the United Kingdom, are expected to close late in the first quarter or early in the second quarter of fiscal 2006. If the transactions close, as expected, all of the franchised locations in the United Kingdom will become company owned stores.
     Licensing revenue: Licensing revenue is based on a percentage of sales made by licensees to third parties and is recognized at the time of those sales. We have entered into a number of licensing arrangements whereby third parties manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop mark.
Costs and Expenses
     Cost of merchandise sold and gross margin: Cost of merchandise sold includes the cost of the merchandise, royalties paid to licensors of third party branded merchandise, store occupancy cost, including store depreciation, freight costs from the manufacturer to the store, cost of warehousing and distribution, packaging, damages and shortages, and shipping and handling costs incurred in shipment to customers. Gross margin is defined as net retail sales less the cost of merchandise sold.
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
     Central office general and administrative expenses have grown over time in order to support the increased number of stores in operation and we believe will continue to grow as we add stores, but we expect this increase to be at a lower rate than the percentage increase in total revenues. Advertising increased significantly with the introduction in fiscal 2004 of our national television and online advertising campaign. We maintained the level of advertising expense as a percentage of net retail sales in fiscal 2005 as compared to fiscal 2004, and anticipate continuing this level of advertising expenditures in the future. Increases in comparable store sales results in fiscal 2004 as well as improvements in store labor planning in the latter half of fiscal 2003 have resulted in lower store payroll as a percentage of net retail sales in fiscal 2004 as compared to fiscal 2003. We maintained the lower level of store payroll as a percentage of sales in fiscal 2005, and anticipate maintaining that level in the future. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.
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
     On January 1, 2006, we plan to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised

2004), Share-Based Payment (SFAS 123R). The provisions of SFAS 123R require that all share-based payments to employees be recognized in the financial statements based on the fair value of the instruments issued. SFAS 123R requires the recognition of compensation expense related to instruments issued following adoption as well as to the non-vested portion of instruments issued prior to adoption of the standard. After the adoption of SFAS 123R, we anticipate that our share-based employee compensation will primarily consist of the granting of non-vested stock which vests over a pre-determined period of time assuming continued employment. In the past, our share-based employee compensation consisted primarily of stock option awards which vested over a pre-determined period of time assuming continued employment. We expect to report stock-based compensation of approximately $2.7 million ($1.7 million net of taxes), in fiscal 2006 following the adoption of SFAS 123R.
     On October 21, 2005, we accelerated the vesting of all unvested stock options which were granted prior to March 9, 2005. These options have exercise prices ranging from $20.00 to $34.65 per share. Options to purchase 174,056 shares of our stock became exercisable on October 21, 2005 as a result of this acceleration, including 71,000 shares held by our named executive officers. Of these options, 173,056 had exercise prices in excess of the current market value at the time of the acceleration of vesting.
     Our decision to accelerate the vesting of the accelerated options was based upon the issuance by the Financial Accounting Standards Board of SFAS 123R, which will require us to record compensation expense for unvested stock options effective January 1, 2006. The acceleration of the vesting of these stock options will enable us to avoid compensation charges related to these options in subsequent periods under the provisions of SFAS 123R. In addition, we considered that because the vast majority of these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. Accordingly, we believed that the acceleration would have a positive effect on employee morale.
     The aggregate compensation expense that would have been recorded subsequent to the adoption of SFAS 123R, but was eliminated as a result of the acceleration of the vesting of these options, was approximately $1.8 million ($1.1 million net of tax). This amount is instead reflected in the pro forma footnote disclosures set forth in note 2(t) to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Expansion and Growth Potential
U.S. and Canadian Stores:
     The number of Build-A-Bear Workshop stores in the United States and Canada for the last three fiscal years can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Beginning of period	170	150	108
Opened	30	21	43
Closed	—	(1)	(1)

End of period	200	170	150
     In fiscal 2006, we anticipate opening approximately 30 Build-A-Bear Workshop stores in the United States and Canada. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. In fiscal 2004, we opened two Friends 2B Made locations in or adjacent to existing Build-A-Bear Workshop stores. In fiscal 2005, we opened three additional locations in or adjacent to new or existing Build-A-Bear Workshop stores. These Friends 2B Made stores are not included in the number of store openings in fiscal 2005 or 2004 as noted above but rather are considered expansions of Build-A-Bear Workshop stores. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores.
Non-Store Locations:

     In 2004 we began offering merchandise in seasonal, event-based locations such as Citizens Bank Park™, home of the Philadelphia Phillies™ baseball club, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. In fiscal 2005, we opened two additional event-based locations in baseball ballparks, and we plan to open two additional locations in baseball ballparks in fiscal 2006. We also plan to open our first store within a zoo during fiscal 2006.
International Franchise Revenue:
     Our first franchisee location was opened in November 2003. The number of international, franchised stores opened and closed since that time can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Beginning of period	12	1	–
Opened	18	12	1
Closed	–	(1)	–

End of period	30	12	1
     As of December 31, 2005, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, with nine franchisees covering thirteen countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open approximately 20 stores in fiscal 2006. We believe there is a market potential for approximately 350 franchised stores outside of the United States and Canada.
     On March 3, 2006, we entered into definitive agreements to acquire Amsbra Limited (Amsbra), our franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. Amsbra owns all of the franchised Build-A-Bear Workshop stores located in the United Kingdom. The transactions, which are subject to regulatory approval in the United Kingdom, are expected to close late in the first quarter or early in the second quarter of fiscal 2006. If the transactions close, as expected, all of the franchised locations in the United Kingdom will become company owned stores. Eleven of the 30 franchised locations as of December 31, 2005 were operated by Amsbra.
Licensing Revenue:
     In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products. These agreements generated revenue of approximately $0.9 million in fiscal 2005. We anticipate entering into additional license agreements in the future.
Results of Operations
     The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Revenues:
Net retail sales	99.2%	99.6%	99.9%
Franchise fees	0.5	0.3	0.1
Licensing revenues	0.3	0.1	0.0

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of merchandise sold (1)	50.3	50.2	54.3
Selling, general and administrative	37.0	38.5	38.2
Store preopening	1.3	0.7	1.8
Impairment charge (credit)	0.0	(0.0)	0.0
Interest expense (income), net	(0.5)	(0.1)	(0.0)

Total costs and expenses	87.7	89.1	94.2

Income before income taxes	12.3	10.9	5.8
Income tax expense	4.7	4.3	2.3

Net income	7.5%	6.6%	3.6%

Gross margin (%)(2)	49.7%	49.8%	45.7%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.
Fiscal Year Ended December 31, 2005 (52 weeks) Compared to Fiscal Year Ended January 1, 2005 (52 weeks)
     Total revenues. Net retail sales increased to $358.9 million for fiscal 2005 from $300.5 million for fiscal 2004, an increase of $58.4 million, or 19.4%. Sales from new stores contributed a $54.8 million increase in net retail sales. Sales over the Internet increased by $2.4 million, or 38.8%, and sales from non-store locations and non-comparable stores resulted in a $0.7 million increase in net retail sales. Comparable store sales decreased $0.5 million, or 0.2%. Revenue deferrals under our frequent shopper program decreased to $1.6 million in fiscal 2005 compared to $2.6 million in fiscal 2004 and resulted in a $1.0 million increase in net retail sales.
     Revenue from international franchise fees increased to $2.0 million for fiscal 2005 from $0.8 million for fiscal 2004, an increase of $1.2 million. This increase was primarily due to the addition of new franchisees and new franchised stores in fiscal 2005. Licensing revenue was $0.9 million in fiscal 2005 compared to $0.3 million in fiscal 2004.
     Gross margin. Gross margin increased to $178.5 million for fiscal 2005 from $149.6 million for fiscal 2004, an increase of $28.9 million, or 19.3%. As a percentage of net retail sales, gross margin decreased to 49.7% for fiscal 2005 from 49.8% for fiscal 2004, a decrease of 0.1%. Higher shipping costs related to increased fuel surcharges accounted for 0.3% of the decrease in gross margin. Higher occupancy cost as a percentage of net retail sales, resulting from flat comparable store sales, accounted for 0.2% of this decrease. These decreases were partially offset by lower product and supply costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, which accounted for a 0.3% increase in gross margin. Reduced inventory damages and shortages also offset the decrease in gross margin by 0.1%.
     Selling, general and administrative. Selling, general and administrative expenses were $133.9 million for fiscal 2005 as compared to $116.0 million for fiscal 2004, an increase of $17.9 million, or 15.4%. As a percentage of total revenues, selling, general and administrative expenses decreased to 37.0% for fiscal 2005 as compared to 38.5% for fiscal 2004, a decrease of 1.5%. The dollar increase was primarily due to 30 more stores in operation at December 31, 2005 as compared to January 1, 2005. Selling, general and administrative expense as a percentage of total revenues was 1.5% lower due to the leveraging of central office and store payroll costs, primarily as a result of lower performance-based bonuses in 2005 as compared to 2004. Lower stock-based compensation also decreased selling, general and administrative expenses by 0.4% as a percentage of total revenues. These decreases were partially offset by higher legal, accounting and insurance costs primarily associated with being a public company for the entire period in fiscal 2005 which resulted in a 0.4% increase as a percentage of total revenues.
     Store preopening. Store preopening expense was $4.8 million for fiscal 2005 as compared to $2.2 million for fiscal 2004. These amounts include preopening rent expense of $1.5 million in fiscal 2005 and $0.4 million in fiscal 2004. Approximately $2.0 million of this increase, including approximately $0.9 million of preopening rent expense, was due to the preopening costs related to our flagship store and café in New York City. Excluding our flagship store, eight more new stores were opened in fiscal 2005 than in fiscal 2004 (29 in fiscal 2005 as compared to 21 in fiscal 2004). Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.
     Interest expense (income), net. Interest income, net of interest expense, was $1.7 million for fiscal 2005 as compared to $0.3 million for fiscal 2004. This increase was the result of higher cash balances throughout fiscal 2005.
     Provision for income taxes. The provision for income taxes was $17.1 million for fiscal 2005 as compared to $12.9 million for fiscal 2004. The effective tax rate was 38.5% for fiscal 2005 and 39.3% for fiscal 2004. The decrease in the effective tax rate was principally due to non-deductible stock compensation charges incurred in fiscal 2004.
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

     Revenue from franchise fees increased to $0.8 million for fiscal 2004 from $0.2 million for fiscal 2003, an increase of $0.6 million. This increase was primarily due to the addition of new franchisees and new franchised stores in fiscal 2004. Licensing revenue was $0.3 million in fiscal 2004. There was no licensing revenue in fiscal 2003.
     Gross margin. Gross margin increased to $149.6 million for fiscal 2004 from $97.6 million for fiscal 2003, an increase of $52.0 million, or 53.3%. As a percentage of net retail sales, gross margin increased to 49.8% for fiscal 2004 from 45.7% for fiscal 2003, an increase of 4.1%. Lower occupancy cost as a percentage of net retail sales, resulting from strong comparable store sales increases, accounted for 2.8% of this increase. Lower product, supplies, warehousing and distribution costs, as a percentage of net retail sales, resulting from purchasing cost efficiencies related to higher sales volumes, accounted for 1.1% of the increase in gross margin. Reduced royalties to third parties for our licensed merchandise accounted for another 0.2% of the increase in gross margin.
     Selling, general and administrative. Selling, general and administrative expenses were $116.0 million for fiscal 2004 as compared to $81.5 million for fiscal 2003, an increase of $34.5 million, or 42.3%. As a percentage of total revenues, selling, general and administrative expenses increased to 38.5% for fiscal 2004 as compared to 38.2% for fiscal 2003, an increase of 0.3%. The dollar increase was primarily due to 20 more stores in operation at January 1, 2005 as compared to January 3, 2004 as well as higher central office expenses, primarily performance-based bonus increases of $4.5 million over fiscal 2003, and $12.6 million in additional advertising expense related to the national television and online marketing campaign which began in fiscal 2004. Selling, general and administrative expenses as a percentage of total revenues were 2.8% higher in 2004 as compared to 2003 as a result of the higher advertising expense, 1.4 % higher as a result of performance-based bonuses, and 0.6% higher as a result of stock-based compensation. These increases were partially offset by leveraging store payroll and other store supplies and expenses in comparable stores against increased sales at these locations which accounted for a 1.9% decrease. Additionally, leveraging central office general and administrative expenses over higher revenues accounted for a 2.6% decrease in selling, general and administrative expenses as a percentage of total revenues.
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

     The following table sets forth a reconciliation of store contribution to net income:

	Fiscal 2005	Fiscal 2004
	(Dollars in thousands)
Net income	$27,314	$19,999
Income tax expense	17,099	12,934
Interest expense (income)	(1,710)	(299)
Store depreciation and amortization(1)	13,985	11,713
Store preopening expense	4,812	2,186
General and administrative expense(2)	34,000	31,952
Franchising and licensing contribution(3)	(1,107)	353
Non-store activity contribution(4)	(1,499)	(1,923)

Store contribution	$92,894	$76,915

Total revenues	$361,809	$301,662
Franchising and licensing revenues	(2,907)	(1.193)
Revenues from non-store activities(4)	$(12,131)	$(8,964)

Store location net retail sales	$346,771	$291,505

Store contribution as a percentage of store location net retail sales	26.8%	26.4%

Total net income as a percentage of total revenues	7.5%	6.6%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the franchising and licensing segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(4)	Non-store activities include our webstore, seasonal and event-based locations and franchising and licensing activities.
Seasonality and Quarterly Results
The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2005				Fiscal 2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter(1)	Quarter	Quarter	Quarter
			(Dollars in millions, except per share data)
Total revenues	$86.1	$73.7	$84.0	$118.0	$69.6	$66.1	$66.5	$99.5
Gross margin(2)	43.3	34.5	40.0	60.8	33.7	32.0	31.5	52.3
Net income	8.0	3.5	5.3	10.6	5.3	4.9	3.5	6.3
Net income allocated to common stockholders	8.0	3.5	5.3	10.6	0.1	0.2	0.1	6.2
Earnings per common share:
Basic	0.41	0.18	0.26	0.53	0.48	0.44	0.34	0.45
Diluted	0.40	0.17	0.26	0.52	0.30	0.27	0.19	0.32
Number of stores (end of quarter)	173	186	193	200	151	157	164	170

(1)	The results of this quarter include what we believe is the positive impact of being featured in one segment of a nationally syndicated television show.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Amounts presented in the above table are different than those previously presented on Form 10-Q due to certain reclassifications made to comply with the current period presentation.
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
Liquidity and Capital Resources
     Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors and through our initial public offering, cash flow provided by operations and our revolving line of credit. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. In 2004, we raised $25.7 million from the initial public offering of our common stock. Since fiscal 2002, cash flows provided by operating activities have exceeded cash flows used in investing activities.
     Operating Activities. Cash flows provided by operating activities were $54.6 million in fiscal 2005, $48.5 million in fiscal 2004 and $31.8 million in fiscal 2003. Cash flow from operating activities increased each period primarily due to increases in net income adjusted for the impact of depreciation and amortization. Changes in assets and liabilities, excluding cash, provided cash of $7.4 million in fiscal 2005, $12.5 million in fiscal 2004, and $9.4 million in fiscal 2003. The increases in operating cash flows for changes in assets and liabilities, excluding cash, for the fiscal years 2003 through 2005 were primarily due to increases in gift cards, due to the significant sale of gift cards in December each year; increases in accounts payable and accrued expenses due to the growth of the number of stores in operation at each year-end and higher accruals for corporate bonuses at the end of fiscal 2004; and increases in the deferred revenue and deferred rent balances due to growth in net retail sales and the number of stores in operation, respectively. Tax benefits from stock option exercises also provided operating cash flows of $3.1 million in fiscal 2005, compared to $0.4 million in fiscal 2004. There were no tax benefits from stock option exercises in fiscal 2003. The increases in operating cash flow for the above reasons were partially offset by increases in inventory due to the growth of the number of stores in operation. We require an increase in working capital, specifically inventory, during the year. Inventory typically peaks during the third and fourth quarters of each year due to the strong selling periods of summer and the month of December.
     Investing Activities. Cash flows used in investing activities were $37.1 million in fiscal 2005, $17.7 million in fiscal 2004 and $27.0 million in fiscal 2003. Cash used in investing activities relates primarily to 30 new stores opened in fiscal 2005, 21 in fiscal 2004, and 43 in fiscal 2003. In fiscal 2005, a loan made to one of our franchisees used cash of $4.4 million. No loans were made in fiscal 2004 or fiscal 2003. The costs of registering our intellectual property rights and certain costs related to the designing and leasing of stores were $1.6 million in fiscal 2005, $1.2 million in fiscal 2004 and $1.9 million in fiscal 2003.
     Financing Activities. Cash flows provided by financing activities were $6.1 million in fiscal 2005, $15.9 million in fiscal 2004, and none in fiscal 2003. In fiscal 2005, exercises of employee stock options and employee stock purchases provided cash of $4.4 million, as compared to $0.1 million in fiscal 2004 and none in fiscal 2003. The collection of a note receivable from an officer of the Company provided cash of $1.6 million in fiscal 2005. A similar note collection in fiscal 2004 provided cash of $0.1 million. There were no note collections in fiscal 2003. In fiscal 2004, we completed our initial public offering which resulted in cash inflows, net of offering costs, of $25.7 million. The financing cash inflows from the initial public offering were partially offset by the payment of a special cash dividend in August 2004 of $10.0 million. Maximum borrowings under our line of credit were $3.3 million in fiscal 2003. No borrowings were made under our line of credit in fiscal 2005 or 2004.
     Capital Resources. As of December 31, 2005, we had a cash balance of $91.0 million. We also have a $15.0 million line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the lender based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2007 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at the prime rate less 0.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of December 31, 2005, we were in compliance with these covenants. There were no borrowings under our line of credit as of December 31, 2005. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of December 31, 2005. Accordingly, there was approximately $13.9 million available for borrowing under the line of credit as of December 31, 2005.
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
     In fiscal 2006, we expect to spend a total of approximately $47 million to $52 million on capital expenditures, primarily for the construction of a new distribution center and the opening of approximately 30 new stores. This amount also includes projected capital expenditures for the continued installation and upgrades of central office information technology systems. In fiscal 2005, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million. We anticipate the investment per store in fiscal 2006 will be approximately the same. The capital investment in our new distribution center is expected to be approximately $22 million in fiscal 2006.
     On March 3, 2006, we entered into definitive agreements to purchase all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our U.K. franchisee. The total cash purchase price of the two entities is approximately $41.4 million, exclusive of the professional fees incurred as a part of the transaction. Included within the approximate purchase price is the forgiveness of the $4.4 million note receivable from Amsbra and all related accrued interest. The transactions are subject to U.K. regulatory approval, and are expected to close late in the first quarter or early in the second quarter of fiscal 2006. We expect to spend an additional $10 million to $15 million on capital expenditures related to store re-branding and the opening of new stores in the U.K. in fiscal 2006.
     We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. However, there is a possibility that the Company may need to seek additional financing to cover seasonal working capital needs, and it is possible that the needed financing will not be available at acceptable rates. Our current credit agreement expires on September 30, 2007.

Off-Balance Sheet Arrangements
     We do not have any arrangements classified as off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory, construction commitments related to our new distribution center and obligations associated with building out our stores. The future minimum payments for these obligations as of December 31, 2005 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of December 31, 2005
	Total	2006	2007	2008	2009	2010	Beyond
	(In thousands)
Operating lease obligations	204,793	26,720	27,648	28,070	27,411	25,888	69,056
Purchase obligations	47,934	47,604	258	70	2	—	—
Total	$252,727	$74,324	$27,906	$28,140	$27,413	$25,888	$69,056
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
Long-Lived Assets
     If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. No long-lived assets were impaired in fiscal 2005, 2004, or 2003. In fiscal 2004, we determined that one store which had been designated for closure would remain open. This determination resulted in the reversal of $0.1 million in impairment charges taken in fiscal 2001 for costs to be incurred upon the closing of the store. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.
Revenue Recognition
     Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.
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

     We evaluate the ultimate redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. The initial card had no expiration date but has not been provided to our guests since May 2002. Beginning in June 2002, and continuing each summer thereafter, a new series of cards was issued that had an expiration date of December 31 of the year following the year in which that series of cards was first issued. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2003, the deferred revenue account was adjusted downward by $1.1 million with a corresponding increase to net sales. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of fiscal 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in 2004 were prospective in nature with no impact on previously reported results of operations. Beginning with the second quarter of fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to further changes in the Company’s redemption experience. A 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2005 for the current cards expiring on December 31, 2005 and December 31, 2006 would have an approximate impact of $0.5 million on the deferred revenue balance and net retail sales.
Recent Accounting Pronouncements
     In December 2004, the Financial Account Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R, as amended by a ruling issued by the Securities and Exchange Commission on April 14, 2005, requires all share-based payments to employees, including grants of employee stock options and stock purchases under certain employee stock purchase plans, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. We plan to adopt SFAS 123R effective January 1, 2006 using the modified prospective method. We expect to report stock-based compensation expense of approximately $1.7 million, net of taxes, in fiscal 2006 following the adoption of SFAS 123R.
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
     On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Our current accounting policies are in compliance with the conclusion reached in FSP No. FAS 13-1. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the provisions of FSP No. FAS 13-1 is not expected to have a material impact on our financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. As of December 31, 2005, we had no borrowings. Outstanding balances under our credit facility bear interest at a rate of prime less 0.5%. We had no borrowings outstanding during fiscal 2005. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and schedules are listed under Item 15(a) and filed as part of this annual report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Bear and Chief Financial Bear also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our management, including the Chief Executive Bear and Chief Financial Bear, concluded that our disclosure controls and procedures were effective as of December 31, 2005, the end of the period covered by this annual report.
     It should be noted that our management, including the Chief Executive Bear and the Chief Financial Bear, do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. With the participation of our Chief Executive Bear and our Chief Financial Bear, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting. That report appears in this Item 9A.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Build-A-Bear Workshop, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005, and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
St. Louis, Missouri
March 15, 2006
Changes in Internal Controls
     There were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy

Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 11, 2006 is incorporated by reference in response to this Item 10.
     The information appearing under the caption “Section 16(a) Beneficial Ownership reporting Compliance” in the Proxy Statement is incorporated by reference in response to this Item 10.
Business Conduct Policy
     The Board of Directors has adopted a Business Conduct Policy applicable to our directors, officers and employees, including all executive officers. The Business Conduct Policy has been posted in the Investor Relations section of our corporate web site at http://ir.buildabear.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Business Conduct Policy on our web site.
     The information appearing under the caption “Code of Ethics” in the Proxy Statement is incorporated by reference in response to this Item 10.
Executive Officers and Key Employees
     Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of March 10, 2006.

Name	Age	Position(s)
Maxine Clark	57	Chief Executive Bear and Chairman of the Board
Barry Erdos	62	President and Chief Operating Officer Bear
Tina Klocke	46	Chief Financial Bear, Treasurer and Secretary
Teresa Kroll	51	Chief Marketing Bear
Scott Seay	43	Chief Workshop Bear
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
     Barry Erdos has been our President and Chief Operating Officer Bear since April 2004 and was elected to the board of directors in July 2005. Prior to joining us, Mr. Erdos was the Chief Operating Officer and a director of Ann Taylor Stores Corporation and Ann Taylor Inc., a women’s apparel retailer, from November 2001 to April 2004. He was Executive Vice President, Chief Financial Officer and Treasurer of Ann Taylor Stores Corporation and Ann Taylor Inc. from 1999 to 2001. Prior to joining Ann Taylor, Mr. Erdos was Chief Operating Officer of J. Crew Group, Inc., a specialty retailer of apparel, shoes and accessories, from 1998 to 1999. From 1988 to 1998, Mr. Erdos held various positions at Limited Brands including Corporate Vice President and Controller, and Executive Vice President of their Lane Bryant, Express and Henri Bendel divisions. Mr. Erdos currently serves as a member of the board and chairman of the audit committee of Bluefly, Inc.
     Tina Klocke has been our Chief Financial Bear since November 1997, our Treasurer since April 2000, and Secretary since February 2004. Prior to joining us, she was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources. Prior to joining Clayton in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. She began her career in 1982 with Ernst & Young LLP.
     Teresa Kroll has been our Chief Marketing Bear since September 2001. Prior to joining us Ms. Kroll was Vice President–Advertising for The WIZ, a unit of Cablevision, from 1999 to 2001. From 1995 to 1999, Ms. Kroll was Director of Marketing for Montgomery Ward Holding Corp., a department store retailer. From 1980 to 1994 Ms. Kroll held various administrative and marketing positions for Venture Stores, Inc.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information contained in the sections titled “Executive Compensation” and “Information About the Board of Directors – Board

of Directors Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)) (1)
Equity compensation plans approved by security holders	768,623	$14.06	2,711,343
Equity compensation plans not approved by security holders	—	—	—

Total	768,623	$14.06	2,711,343

(1)	The number of securities remaining available for future issuance under equity compensation plans includes 915,177 shares available for issuance under our Associate Stock Purchase Plan (ASPP). Shares sold under our ASPP can be obtained from treasury stock, authorized but unissued shares or open market purchases of our common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
St. Louis, Missouri
March 15, 2006

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$90,950	$67,327
Inventories	40,157	30,791
Receivables	6,629	3,792
Prepaid expenses and other current assets	6,839	5,320
Deferred tax assets	3,232	2,725

Total current assets	147,807	109,955

Property and equipment, net	89,973	75,815
Note receivable from franchisee	4,518	—
Other intangible assets, net	1,454	1,411
Other assets, net	2,356	2,056

Total Assets	$246,108	$189,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,996	$25,767
Accrued expenses	15,792	13,966
Gift cards and customer deposits	22,865	16,299
Deferred revenue	7,508	5,923

Total current liabilities	81,161	61,955

Deferred franchise revenue	2,306	2,075
Deferred rent	30,687	26,426
Other liabilities	586	732
Deferred tax liabilities	1,011	2,539

Commitments and contingencies — See Note 11
Stockholders’ equity:
Preferred stock, par value $0.01. Shares authorized: 15,000,000; No shares issued or outstanding	—	—
Common stock, par value $0.01. Shares authorized: 50,000,000; Issued and outstanding: 20,120,655 and 19,557,784 shares, respectively	201	196
Additional paid-in capital	85,259	77,708
Retained earnings	46,700	19,386
Notes receivable from officers	(151)	(1,770)
Unearned compensation	(1,652)	(10)

Total stockholders’ equity	130,357	95,510

Total Liabilities and Stockholders’ Equity	$246,108	$189,237

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Fiscal Year
	2005	2004	2003
Revenues:
Net retail sales	$358,901	$300,469	$213,427
Franchise fees	1,976	846	245
Licensing revenue	932	347	—

Total revenues	361,809	301,662	213,672

Costs and expenses:
Cost of merchandise sold	180,373	150,903	115,845
Selling, general, and administrative	133,921	115,993	81,533
Store preopening	4,812	2,186	3,859
Impairment charge (credit)	—	(54)	—
Interest expense (income), net	(1,710)	(299)	(58)

Total costs and expenses	317,396	268,729	201,179

Income before income taxes	44,413	32,933	12,493
Income tax expense	17,099	12,934	4,875

Net income	27,314	19,999	7,618
Cumulative dividends and accretion of redeemable preferred stock	—	1,262	1,970
Cumulative dividends of nonredeemable preferred stock	—	263	455

Net income available to common and participating preferred stockholders	$27,314	$18,474	$5,193

Net income allocated to common stockholders	$27,314	$8,519	$116

Net income allocated to participating preferred stockholders	$—	$9,955	$5,077

Earnings per common share:
Basic	$1.38	$2.30	$0.53

Diluted	$1.35	$1.07	$0.43

Shares used in computing common per share amounts:
Basic	19,735,067	3,702,365	217,519
Diluted	20,229,978	18,616,435	17,546,348
See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Nonredeemable preferred				Additional		Notes
	stock			Common	paid-in	Retained	receivable	Unearned
	Class A	Class B	Class C	stock	capital	earnings	from officers	compensation	Total
Balance, December 28, 2002	$24	$20	$50	$5	$10,820	$5,001	$(1,728)	$—	$14,192
Interest on notes receivable from officers	—	—	—	—	93	—	(93)	—	—
Cumulative dividends and accretion of redeemable preferred stock	—	—	—	—	—	(1,970)	—	—	(1,970)
Other	—	—	—	—	5	—	—	—	5
Net income	—	—	—	—	—	7,618	—	—	7,618

Balance, January 3, 2004	24	20	50	5	10,918	10,649	(1,821)	—	19,845
Interest on notes receivable from officers	—	—	—	—	93	—	(93)	—	—
Collection of notes receivable from officers	—	—	—	—	—	—	144	—	144
Cumulative dividends and accretion of redeemable preferred stock	—	—	—	—	—	(1,262)	—	—	(1,262)
Payment of cash dividend	—	—	—	—	—	(10,000)	—	—	(10,000)
Exercise of stock options and exchange of outstanding shares, net of tax benefit	—	—	(1)	4	460	—	—	—	463
Shares withheld in lieu of tax withholdings	—	—	—	(1)	(539)	—	—	—	(540)
Stock-based compensation related to stock options and restricted stock	—	—	—	—	1,984	—	—	(10)	1,974
Initial public offering, net of offering expenses	—	—	—	15	25,720	—	—	—	25,735
Conversion of redeemable and non-redeemable preferred stock to common stock	(24)	(20)	(49)	173	39,072	—	—	—	39,152
Net income	—	—	—	—	—	19,999	—	—	19,999

Balance, January 1, 2005	—	—	—	196	77,708	19,386	(1,770)	(10)	95,510
Interest on notes receivable from officers	—	—	—	—	26	—	(26)	—	—
Collection of notes receivable from officers	—	—	—	—	—	—	1,645	—	1,645
Issuance of restricted common stock	—	—	—	1	2,436	—	—	(2,437)	—
Employee stock purchases	—	—	—	1	1,670	—	—	—	1,671
Exercise of stock options, net of tax benefit	—	—	—	4	5,829	—	—	—	5,833
Shares withheld in lieu of tax withholdings	—	—	—	(1)	(2,410)	—	—	—	(2,411)
Stock-based compensation related to restricted stock	—	—	—	—	—	—	—	795	795
Net income	—	—	—	—	—	27,314	—	—	27,314

Balance, December 31, 2005	$—	$—	$—	$201	$85,259	$46,700	$(151)	$(1,652)	$130,357

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2005	2004	2003
Cash flows from operating activities:
Net income	$27,314	$19,999	$7,618
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,592	14,948	12,840
Deferred taxes	(2,035)	(1,875)	1,394
Tax benefit from stock option exercises	3,091	410	—
Loss on disposal of property and equipment	526	533	340
Impairment of goodwill	—	97	200
Impairment charge (credit)	—	(54)	—
Stock-based compensation	795	1,974	—
Change in assets and liabilities:
Inventories	(9,366)	(8,218)	(1,002)
Receivables	(2,804)	(1,629)	49
Prepaid expenses and other assets	(1,612)	(1,105)	(3,397)
Accounts payable	9,229	3,998	4,483
Accrued expenses and other liabilities	11,912	19,449	9,245

Net cash provided by operating activities	54,642	48,527	31,770

Cash flows from investing activities:
Purchases of property and equipment	(31,083)	(16,494)	(24,917)
Purchases of other assets	(1,569)	(1,238)	(1,918)
Issuance of note receivable to franchisee	(4,425)	—	—
Purchase of minority interest in subsidiary	—	—	(200)

Net cash used in investing activities	(37,077)	(17,732)	(27,035)

Cash flows from financing activities:
Exercise of employee stock options	2,742	52	—
Employee stock purchases	1,671	—	—
Collection of notes receivable from officers	1,645	144	—
Payment of cash dividend	—	(10,000)	—
Proceeds from initial public offering, net of offering costs	—	25,735	—

Net cash provided by financing activities	6,058	15,931	—

Net increase in cash and cash equivalents	23,623	46,726	4,735
Cash and cash equivalents, beginning of year	67,327	20,601	15,866

Cash and cash equivalents, end of year	$90,950	$67,327	$20,601

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$79	$15	$13

Income taxes	$11,562	$13,578	$2,249

Noncash transaction:
Cumulative dividends and accretion of redeemable preferred stock	$—	$1,262	$1,970

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
(1) Description of Business
     Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. At December 31, 2005, the Company operated 200 stores (unaudited) located in the United States and Canada and an Internet store. The Company was formed in September 1997 and began operations in October 1997. The Company changed to a Delaware C Corporation on April 3, 2000. The Company previously operated as a Missouri Limited Liability Company.
     During 2001, the Company and a third party formed Build-A-Bear Entertainment, LLC (BABE) for the purpose of promoting the Build-A-Bear Workshop brand and characters of the Company through certain entertainment media. Prior to February 2003, the Company owned 51% and was the managing member. BABE had no active operations for the period from December 29, 2001 through February 10, 2003. On February 10, 2003, the Company purchased, for $200,000, the 49% minority interest in BABE, which then became a wholly-owned subsidiary.
     During 2002, the Company formed Build-A-Bear Workshop Franchise Holdings, Inc. (Holdings) for the purpose of entering into franchise agreements with companies in foreign countries other than Canada. Holdings is a wholly-owned subsidiary of the Company. Since 2002, Holdings has signed franchise agreements with third parties to open Build-A-Bear Workshop stores in various countries throughout the world. For each of the franchise agreements, Holdings received a one-time, nonrefundable fee that has been deferred and is being amortized over the life of the respective franchise agreement. Holdings also receives a percentage of all sales by the franchisees. As of December 31, 2005, the number of Build-A-Bear Workshop franchise stores that are open and operating in these countries is as follows (unaudited):

United Kingdom	11
Japan	5
Australia	5
Denmark	4
Other	5
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
(2) Summary of Significant Accounting Policies
     A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:
     (a) Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Build-A-Bear Workshop, Inc. and its wholly-owned subsidiaries: Holdings, BAB Canada, BABE, and BABRM. All significant intercompany accounts are eliminated in consolidation.
     Certain reclassifications were made to prior years’ financial statements to be consistent with the fiscal 2005 presentation.
     (b) Fiscal Year
     The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended December 31, 2005 (fiscal 2005), January 1, 2005 (fiscal 2004), and January 3, 2004 (fiscal 2003). Fiscal years 2005 and 2004 included 52 weeks and fiscal year 2003 included 53 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
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
     (e) Receivables
     Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue. The Company assesses the collectibility of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has determined that no allowance for doubtful accounts was necessary at either December 31, 2005 or January 1, 2005.
     (f) Property and Equipment
     Property and equipment consist of leasehold improvements, furniture and fixtures, and computer equipment and software and are stated at cost. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life of the assets or the life of the lease which is generally ten years. Furniture and fixtures and computer equipment are depreciated using the straight-line method over the estimated service lives ranging from three to seven years. Computer software is amortized using the straight-line method over a period of three years. New store construction deposits are recorded at the time the deposit is made as construction-in-progress and reclassified to the appropriate property and equipment category at the time of completion of construction, when operations of the store commence. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.
     (g) Note Receivable from Franchisee
     The note receivable from franchisee consists of principal and accrued interest related to a loan made to one of the Company’s international franchisees. The note is stated at face value plus accrued interest. Interest and principal payments do not begin until January 2008.
     (h) Other Intangible Assets
     Other intangible assets consist primarily of costs related to trademarks and other intellectual property. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives of three years using the straight-line method.
     (i) Other Assets
     Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Amortization expense related to other assets was $0.3 million, $0.3 million, and $0.5 million for 2005, 2004, and 2003, respectively.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
     (j) Long-lived Assets
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
     (k) Deferred Rent
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
     (l) Franchises
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
     (m) Retail Revenue Recognition
     Net retail sales are net of discounts, exclude sales tax, and are recognized at the time of sale. Shipping and handling costs billed to customers are included in net retail sales.
     Revenues from the sale of gift cards are recognized at the time of redemption. Unredeemed gift cards are included in gift cards and customer deposits on the consolidated balance sheets.
     The Company has a frequent shopper program for its U.S. stores whereby customers who purchase $100 of merchandise receive $10 off a future purchase. An estimate, based on historical redemption rates, of the amount of revenue to be deferred related to this program is recorded at the time of each purchase as a reduction of net retail sales. The deferred revenue related to this program is included in current liabilities on the consolidated balance sheets and is recognized as net retail sales at the time the discount is redeemed. Management evaluates the redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. Management reviews these redemption rates and assesses the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved with these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2003, the deferred revenue account was determined to be overstated and was adjusted downward by $1.1 million with a corresponding increase to net retail sales, an increase in net income of $0.7 million, net of income taxes of $0.4 million, and an increase in basic earnings per share of $0.07 for the year ended January 3, 2004. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of fiscal 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in fiscal 2004 were prospective in nature with no impact on previously reported results of operations. Beginning with the second quarter of fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to further changes in the Company’s redemption experience.
     (n) Cost of Merchandise Sold
     Cost of merchandise sold includes the cost of the merchandise, royalties paid to licensors of third party branded merchandise, store occupancy cost, including store depreciation, freight costs from the manufacturer to the store, cost of warehousing and distribution,

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004 packaging, damages and shortages, and shipping and handling costs incurred in shipment to customers.
     (o) Selling, General, and Administrative Expenses
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
     (p) Store Preopening Expenses
     Store preopening expenses, including store set-up, certain labor and hiring costs, and rental charges incurred prior to store openings are expensed as incurred.
     (q) Advertising
     Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period the program takes place. Advertising expense was $27.2 million, $22.7 million, and $10.1 million for fiscal years 2005, 2004 and 2003, respectively.
     (r) Income Taxes
     Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities.
     (s) Earnings Per Share
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
     (t) Stock-Based Compensation
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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS No. 123. For 2003, no compensation cost was recognized at the date of the grant under APB No. 25 for the Company’s stock option plans as options were issued at fair value. In 2004, compensation cost was recognized under APB No. 25 due to the issuance of options below the fair value of the Company’s common stock and certain other modifications of existing awards. For 2005, compensation cost was recognized due to the vesting of non-vested stock awards made under the Company’s stock incentive plan. The following table illustrates the effect on net earnings and net earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for all periods presented (in thousands, except per share date):

	2005	2004	2003
Net income:
As reported	$27,314	$19,999	$7,618
Add stock-based employee compensation expense recorded, net of related tax effects	489	1,446	—
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(2,758)	(2,643)	(243)

Pro Forma	$25,045	$18,802	$7,375

Basic earnings per common share:
As reported	$1.38	$2.30	$0.53

Pro forma	$1.27	$2.03	$0.51

Diluted earnings per common share:
As reported	$1.35	$1.07	$0.43

Pro forma	$1.24	$1.02	$0.42

     The fair value of each option is estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions: (a) dividend yield of 0%; (b) expected volatility of 50% for 2005 and 0% for 2004 and 2003 (prior to the Company’s initial public offering); (c) risk-free interest rates ranging from 3.5% to 6.3%; and (d) a weighted average expected life of 6.3, 9.4, and 9.3 years for 2005, 2004, and 2003, respectively. The weighted average fair value of the options at the grant date was $17.20, $8.63, and $2.70 per share for grants in fiscal 2005, 2004, and 2003, respectively. For awards with graded vesting, the pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — An Interpretation of APB Opinions No. 15 and 25.
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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
     The aggregate compensation expense that would have been recorded subsequent to the adoption of SFAS 123R, but is eliminated as a result of the acceleration of the vesting of these options, is approximately $1.8 million ($1.1 million net of tax). This amount is instead reflected in the above pro forma footnote disclosures for fiscal 2005.
     (u) Fair Value of Financial Instruments
     For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses, approximates book value at December 31, 2005 and January 1, 2005.
     (v) Use of Estimates
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
     (w) Recent Accounting Pronouncements
     In December 2004, the Financial Account Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R, as amended by a ruling issued by the Securities and Exchange Commission on April 14, 2005, requires all share-based payments to employees, including grants of employee stock options and stock purchases under certain employee stock purchase plans, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. The Company plans to adopt SFAS 123R effective January 1, 2006 using the modified prospective method. The Company expects to report stock-based compensation expense of $1.7 million, net of taxes, in fiscal 2006 following the adoption of SFAS 123R.
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
     On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. The Company’s current accounting policies are in compliance with the conclusion reached in FSP No. FAS 13-1. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the provisions of FSP No. FAS 13-1 is not expected to have a material impact on the Company’s financial position or results of operations.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
(3) Note Receivable from Franchisee
     On October 4, 2005, the Company entered into a loan agreement (the loan agreement) with Amsbra Limited (Amsbra), an English corporation and a franchisee of the Company. The loan agreement, which has an effective date of September 26, 2005, provides for a $4.425 million line of credit to Amsbra, which amount may be borrowed at any time through March 31, 2006. The purpose of the loan agreement is to provide Amsbra with financing opportunities, if necessary, to enable Amsbra to open additional locations of the Company’s stores, as required pursuant to an amendment to the existing franchise agreement between the Company and Amsbra. Amounts outstanding under the loan agreement are collateralized by substantially all of the assets of Amsbra and bear interest at the greater of the prime rate (7.25% at December 31, 2005) plus 0.075% and 7.0% per annum. No principal or interest payments are required under the loan agreement until January 1, 2008. At that time, fixed monthly payments will be required in an amount which will allow for all principal and accrued interest to be repaid by December 2011. As of December 31, 2005, the entire available amount of $4.425 million had been advanced to Amsbra under the loan agreement.
(4) Impairment Charge
     During 2001, the Company identified three stores that were not meeting operating objectives and determined the stores were impaired and would be closed at the time of the early termination provision of the leases for each of the stores. The Company recorded a provision for impairment totaling $1.0 million which included $0.9 million related to the write down of property and equipment and other assets and $0.1 million of accrued expenses to be incurred in the closing of the stores at the exercise of the early termination provisions. These accrued expenses represent certain costs to be incurred with the execution of the early termination of the leases and the required restoration of the leased space as a result of the early termination. During 2003, the Company closed one of the stores, one store was closed during 2004, and the remaining store was originally anticipated to close in early 2005. In the fourth quarter of 2004, due to the negotiation of more favorable occupancy costs, the Company determined that the remaining store would not be closed. As a result of that decision, the provision for the costs to be incurred at the closing of that store was reversed during the fourth quarter of 2004. All assets related to these impairment charges are included in the Retail Operations segment. The following table presents activity related to the provision for store closing costs discussed above during fiscal years 2003 and 2004 (in thousands):

Balance at December 28, 2002	$122
Store closing costs	(40)

Balance at January 3, 2004	82
Store closing costs	(28)
Reversal of provision	(54)

Balance at January 1, 2005	$—

(5) Property and Equipment
     Property and equipment consist of the following (in thousands):

	2005	2004
Leasehold improvements	$98,991	$78,321
Furniture and fixtures	19,727	16,932
Computer hardware	12,655	10,396
Computer software	7,250	7,080
Construction in progress	5,853	2,819

	144,476	115,548
Less accumulated depreciation	54,503	39,733

	$89,973	$75,815

     For 2005, 2004, and 2003, depreciation expense was $16.4 million, $13.8 million, and $11.5 million, respectively.
(6) Goodwill

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
     The changes in the carrying amount of goodwill for fiscal 2003 and 2004 are as follows (in thousands):

Balance as of December 28, 2002	$97
Purchase of minority interest in BABE	200
Impairment loss	(200)
Balance as of January 3, 2004	$97
Impairment loss	(97)

Balance as of January 1, 2005	$—

     Accumulated amortization related to goodwill was $21,000 at January 3, 2004.
     On February 10, 2003, the Company purchased the 49% minority interest in BABE for $0.2 million, which was allocated to goodwill due to the insignificance of the fair value of the identifiable net assets. A goodwill impairment loss of $0.2 million was recognized in the BABE investment since the carrying amount of the investment was greater than the fair value (as determined using the expected present value of future cash flows) and the carrying amount of the goodwill exceeded the implied fair value of that goodwill. The goodwill impairment loss is included in selling, general, and administrative expenses in the consolidated statements of operations. The goodwill related to BABE was allocated to the Licensing and Entertainment segment.
     During fiscal 2004, the Company performed a goodwill impairment analysis on the existing goodwill balance, which was entirely related to Shirts Illustrated, LLC (SHI), a consolidated subsidiary. Due to the continued decline in third party sales by SHI, it was determined that the carrying amount of SHI was greater than the fair value of the entity as determined using the expected present value of future cash flows. It was also determined that the carrying amount of the SHI goodwill exceeded its implied fair value. The goodwill impairment loss is included in selling, general, and administrative expenses in the consolidated statements of operations. The goodwill related to SHI was allocated to the Retail Operations segment. On December 30, 2005, SHI was merged into BABRM, a consolidated subsidiary of the Company.
(7) Other Intangible Assets
     Other intangible assets consist of the following (in thousands):

	2005	2004
Trademarks and other intellectual property at cost	$6,026	$5,062
Less accumulated amortization	4,572	3,651

Total, net	$1,454	$1,411

     Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $0.9 million in each year for 2005, 2004, and 2003, respectively. Estimated amortization expense for 2006, 2007, and 2008 is $0.8 million, $0.5 million and $0.2 million, respectively.
(8) Accrued Expenses
Accrued expenses consist of the following (in thousands):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004

	2005	2004
Accrued wages, bonuses and related expenses	$3,926	$7,741
Sales tax payable	4,217	3,525
Current income taxes payable	6,653	2,131
Accrued rent and related expenses	996	569

	$15,792	$13,966

(9) Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$15,770	$12,432	$2,795
State	2,584	2,035	636
Foreign	780	342	50
Deferred:
Federal	(1,757)	(1,617)	1,139
State	(278)	(258)	255

Income tax expense	$17,099	$12,934	$4,875

     The income tax expense is different from the amount computed by applying the U.S. statutory Federal income tax rates to income before income taxes. The reasons for these differences are as follows (in thousands):

	2005	2004	2003
Income before income taxes	$44,413	$32,933	$12,493
U.S. statutory Federal income tax rate	35%	35%	34%

Computed income taxes	15,545	11,527	4,248
State income taxes, net of Federal tax benefit	1,498	1,155	579
Other	56	252	48

Income tax expense	$17,099	$12,934	$4,875

Effective tax rate	38.5%	39.3%	39.0%
Temporary differences that gave rise to deferred income tax assets and liabilities are as follows (in thousands):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004

	2005	2004
Deferred income tax assets:
Deferred revenue	$4,240	$3,310
Accrued rents	3,210	3,207
Deferred compensation	380	102
Intangible assets	1,173	999
Stock compensation	350	509
Other	211	390

Total deferred income tax assets	9,564	8,517

Deferred income tax liabilities:
Depreciation	(6,963)	(8,162)
Other	(380)	(169)

Total deferred income tax liabilities	(7,343)	(8,331)

Net deferred income tax asset	$2,221	$186

     A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2005 or January 1, 2005.
(10) Long-Term Debt
     On September 27, 2005, the Company amended its previous line of credit (which matured on May 31, 2005) with a bank maintaining their borrowing capacity at $15 million. The amended line of credit has an effective date of May 31, 2005 with a maturity date of September 30, 2007. Borrowings under the amended line of credit (the credit agreement) are not collateralized, but availability under the credit agreement can be limited by the lender based on the Company’s levels of accounts receivable, inventory, and property and equipment. The credit agreement requires the Company to comply with certain financial covenants, including maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. The credit agreement also places certain restrictions on the payment of dividends and entering into additional financing arrangements. The interest rate for borrowings under the credit agreement is the prime rate (7.25% at December 31, 2005) less 0.5%. The credit agreement also includes a commitment fee of 0.125% per annum on any unused balances. There was no outstanding balance under the credit agreement at December 31, 2005 other than a standby letter of credit for $1.1 million. Giving effect to this standby letter of credit, there was $13.9 million available for borrowing under the credit agreement at December 31, 2005.
(11) Commitments and Contingencies
     (a) Operating Leases
     The Company leases its retail stores, web fulfillment site, and corporate offices under agreements which expire at various dates through 2016. Each store lease contains provisions for base rent plus contingent payments based on defined sales. Total office and retail store base rent expense was $23.8 million, $19.9 million, and $16.5 million, and contingent rents were $1.8 million, $1.2 million, and $0.7 million for 2005, 2004, and 2003, respectively.
     Future minimum lease payments at December 31, 2005, were as follows (in thousands):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004

2006	$26,720
2007	27,648
2008	28,070
2009	27,411
2010	25,888
Subsequent to 2010	69,056

$204,793

     (b) Construction Contract
     In December 2005, the Company entered into an agreement to construct a distribution center in Groveport, Ohio. The total cost of construction, excluding land and equipment, is expected to be approximately $14.4 million.
     (c) Litigation
     In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the consolidated financial position or results of operations of the Company.
(12) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004

	2005	2004	2003
Net income	$27,314	$19,999	$7,618
Cumulative dividends and accretion of redeemable preferred stock	—	1,262	1,970
Cumulative dividends of nonredeemable preferred stock	—	263	455

Net income available to common and participating preferred stockholders	27,314	18,474	5,193

Dividends and accretion related to dilutive preferred stock:
Series A-1	—	113	195
Series A-2	—	20	35
Series A-3	—	101	175
Series A-4	—	29	50
Series A-5	—	293	439
Series B-4	—	41	19
Series D	—	928	1,512

Total dividends and accretion	—	1,525	2,425

	$27,314	$19,999	$7,618

Net income allocated to common stockholders	$27,314	$8,519	$116

Net income allocated to participating preferred stockholders	$—	$9,955	$5,077

Weighted average number of common shares outstanding	19,735,067	3,702,365	217,519

Weighted average number of participating preferred shares outstanding	—	7,805,238	9,527,412

Weighted average number of common shares outstanding	19,735,067	3,702,365	217,519
Effect of dilutive securities:
Stock options	420,280	556,545	377,528
Restricted stock	74,631	205,845	94,893

	20,229,978	4,464,755	689,940

Convertible preferred shares:
Series A-1	—	1,203,221	1,400,096
Series A-2	—	148,017	171,679
Series A-3	—	1,016,444	1,182,744
Series A-4	—	217,641	253,260
Series A-5	—	1,122,950	1,306,688
Series B-1	—	226,182	275,352
Series B-2	—	1,193,595	1,453,072
Series B-3	—	255,467	311,003
Series B-4	—	1,318,130	1,604,680
Series C	—	4,084,723	4,998,089
Series D	—	3,365,310	3,899,745

Total dilutive convertible preferred shares	—	14,151,680	16,856,408

Weighted average number of common shares - dilutive	20,229,978	18,616,435	17,546,348

Earnings per share:
Basic:
Per common share	$1.38	$2.30	$0.53

Per participating preferred share	$—	$1.28	$0.53

Diluted	$1.35	$1.07	$0.43

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
     In calculating diluted earnings per share for fiscal 2003, convertible preferred shares of 237,734 were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. There were no convertible preferred shares outstanding at the end of fiscal 2005 or 2004.
     In calculating diluted earnings per share for fiscal 2005, options to purchase 173,560 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. No options were excluded from the diluted earnings per share calculation for fiscal 2004 or 2003.
(13) Stock Option Plan
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
     A summary of the balances and activity for the Plans follows:

		Weighted	Weighted Average
	Number of	Average	Fair Value
	Shares	Exercise Price	at Grant Date
Outstanding, December 28, 2002	859,815	$3.77
Granted:
Exercise price equal to fair market value	271,484	9.10	$2.70
Exercised	—	—
Forfeited	63,750	8.78

Outstanding, January 3, 2004	1,067,549	4.82
Granted:
Exercise price less than fair market value	302,234	8.78	8.65
Exercise price equal to fair market value	2,000	20.00	5.86
Exercised	268,912	2.05
Forfeited	63,463	8.05

Outstanding, January 1, 2005	1,039,408	6.52
Granted:
Exercise price equal to fair market value	218,292	32.73	17.20
Exercised	475,970	5.76
Forfeited	13,107	28.87

Outstanding, December 31, 2005	768,623	14.06

Options Exercisable As Of:
January 3, 2004	609,139	2.91
January 1, 2005	1,037,408	6.50
December 31, 2005	732,623	13.59

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
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
     In May of 2004, a former officer of the Company surrendered 48,964 shares of Class C preferred stock in exchange for the exercise of 255,600 stock options with exercise prices ranging from $0.47 to $6.10 per share. In conjunction with this transaction, the vesting of 9,400 options with an exercise price of $6.04 per share was accelerated by one calendar month. Stock compensation costs of $26,000 are reflected in the consolidated statements of operations for the modification of the terms of these options. The Company also extended the due date of a loan made to the same former officer. The loan was originally due upon the earlier of the officer’s separation date from the Company or September 19, 2006. The officer separated from the Company during 2004. On the date of separation, the due date of the loan was extended until September 19, 2006. The loan was collected in full on November 24, 2004.
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
     Shares available for future option, non-vested stock and restricted stock grants were 1,796,166 and 2,075,553 at the end of 2005 and 2004, respectively.
     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$0.47	80,000	4.3	$0.47	80,000	$0.47
$6.04 - $6.10	113,000	4.3	6.09	113,000	6.09
$8.42 - $9.10	366,063	6.8	8.89	366,063	8.89
$20.00 - $23.60	36,000	9.6	23.43	1,000	20.00
$29.15 - $34.65	173,560	9.2	34.48	172,560	34.51

Total	768,623	6.8	14.06	732,623	13.59

(14) Stockholders’ Equity
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
     From September through December 2001, the Company issued a total of 3,467,337 shares of Series D convertible redeemable

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004 preferred stock in exchange for $21,024,016 in cash. The cash proceeds are net of the costs associated with the preferred stock sales of $141,911.
     (b) Restricted Stock
     On April 3, 2000, the Company issued 274,815 shares of restricted common stock to an officer of the Company in exchange for a promissory note of $1,236,667 that bore interest at 6.60% per annum. Both principal and interest were collected in full in April 2005.
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
     On November 17, 2004, the Company granted 330 shares of non-vested common stock to a member of its board of directors as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors, and all restrictions lapsed one year from the grant date. The fair value of the non-vested stock at the date of grant was $30.33 per share.
     In March 2005, the Company granted 51,750 shares of restricted, non-vested stock to certain executives of the Company. The shares vest ratably over a four year period from the date of grant if a certain net income level is achieved by the Company in fiscal 2005 and the executives remain employed by the Company over the vesting period. The executives are entitled to vote these restricted shares and will be eligible for participation in any dividends declared during the vesting period. The net income level required for vesting was achieved in fiscal 2005. Under the provisions of APB Opinion No. 25 and related interpretations, the compensation related to these shares was adjusted to the market value of the Company’s common stock as of December 31, 2005, the date the performance condition was satisfied. During 2005, 1,000 shares of the non-vested stock were forfeited by an executive due to the cessation of the executive’s employment with the Company. In July 2005, 1,000 shares of non-vested stock were issued under the same terms as the March 2005 grant noted above to a new executive who joined the Company. At December 31, 2005, the total fair value of these restricted stock grants was approximately $1.5 million. During fiscal 2005, the Company recorded compensation expense of approximately $0.6 million related to these restricted stock grants. The remaining unrecorded compensation expense related to these grants is reflected in unearned compensation on the consolidated balance sheet of the Company.
     During 2005, an additional 31,196 shares of non-vested stock were granted to various members of the Company’s board of directors as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors, and all restrictions lapse over a period from one to three years from the grant date. The weighted average grant date fair value of these non-vested shares was $28.95 per share.
     The aggregate unearned compensation expense related to restricted stock was $1.7 million as of December 31, 2005. Based on the vesting provisions of the underlying equity instruments, future compensation expense related to previously issued restricted stock at December 31, 2005 was as follows (in thousands):

2006	$1,161
2007	310
2008	163
2009	18

$1,652

     The outstanding restricted and non-vested stock is included in the number of outstanding shares on the face of the consolidated balance sheets, but is treated as outstanding stock options for accounting purposes. The shares of restricted and non-vested stock, accounted for as options, are included in the calculation of diluted earnings per share using the treasury stock method, with the proceeds equal to the sum of unrecognized compensation cost and amounts to be collected from the outstanding loans related to the restricted stock, where applicable.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
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

     During 2004 and 2003, $1.3 million and $2.0 million, respectively, was recorded to increase the carrying value of the Series A-5, B-4, and D redeemable preferred stock to its redemption value. This includes cumulative dividends of $1.1 million and $1.9 million and accretion of equity issuance costs of $0.2 million and $0.1 million for 2004 and 2003, respectively, for the redeemable preferred stock. Cumulative dividends in arrears for the nonredeemable preferred stock totaled approximately $1.7 million at January 3, 2004 and approximately $2.0 million at the date of conversion in conjunction with the initial public offering.
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
     (d) Initial Public Offering
     On October 28, 2004, the Company completed an initial public offering (the “offering”) of 7,482,000 shares of common stock, of which 5,982,000 shares were sold by selling shareholders, at a price of $20.00 per share. The proceeds to the Company from the

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004 offering, after underwriting discounts and offering costs, were approximately $25.7 million. In conjunction with the offering, all shares of preferred stock, including shares of preferred stock issuable in exchange for accrued but unpaid dividends, were converted into 17,316,689 shares of common stock.
     As a result of the initial public offering, the Company’s charter was amended to authorize 50,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.
     (e) Share Activity
     The following table summarizes the changes in outstanding shares of all series of common and preferred stock for fiscal 2003, 2004 and 2005:

	Redeemable Preferred Stock			Nonredeemable Preferred Stock			Common
	Class A	Class B	Class D	Class A	Class B	Class C	Stock
Shares as of December 28, 2002 and January 3, 2004	1,061,986	1,604,680	3,467,337	2,444,966	2,039,427	4,998,089	533,316
Exercise of stock options and exchange of outstanding shares						(48,964)	268,912
Shares withheld in lieu of tax withholdings							(61,463)
Issuance of restricted common stock							330
Conversion of preferred stock to common stock	(1,061,986)	(1,604,680)	(3,467,337)	(2,444,966)	(2,039,427)	(4,949,125)	17,316,689
Additional shares issued in the offering							1,500,000

Shares as of January 1, 2005	—	—	—	—	—	—	19,557,784
Employee stock purchases							84,823
Exercise of stock options							475,970
Shares withheld in lieu of tax withholdings							(80,868)
Issuance of restricted common stock							82,946

Shares as of December 31, 2005	—	—	—	—	—	—	20,120,655

(15) Employee Benefit Plans
     (a) 401(k) Savings Plan
     During 2000, the Company established a defined contribution plan that conforms to IRS provisions for 401(k) plans. The Build-A-Bear Workshop, Inc. Employees Savings Trust covers associates who work 1,000 hours or more in a year and have attained age 21. The Company, at the discretion of its board of directors, can provide for a Company match on the first 6% of employee deferrals. For 2005, 2004, and 2003, the Company provided a match of 30%, 30%, and 25%, respectively, on the first 6% of employee deferrals totaling $0.3 million, $0.2 million, and $0.1 million, respectively. The Company match vests over a five-year period.
     (b) Associate Stock Purchase Plan
     In October 2004, in connection with the initial public offering, the Company adopted an Associate Stock Purchase Plan (“ASPP”). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. No shares were issued under the

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
ASPP in 2004. In the 2005 fiscal year, 84,823 shares of common stock were issued under the ASPP.
(16) Related-Party Transactions
     The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $3.3 million, $1.9 million, and $2.7 million in 2005, 2004, and 2003, respectively. The Company leased part of its corporate office from the same related party in 2004 and 2003. Rent under this lease amounted to $0.1 million and $0.2 million in 2004 and 2003, respectively. The total due to this related party as of December 31, 2005 and January 1, 2005 was $0.1 million and $0.2 million, respectively.
     The Company paid $0.8 million and $1.0 million in 2004 and 2003, respectively, for construction management services to an entity controlled by a stockholder holding in excess of 5% of one class of the Company’s capital stock prior to the initial public offering. The Company leased one of its retail stores from this same related party in fiscal 2003. In 2003, the Company paid rent totaling $0.1 million under this lease agreement. The total due to this related party as of January 3, 2004 was $7,000. Subsequent to the initial public offering, this stockholder no longer owns in excess of 5% of any class of the Company’s capital stock. As a result, the entity controlled by this stockholder is no longer considered a related party. The Company plans to continue to use the same entity for construction management services in the future.
     The Company paid $0.4 million and $0.2 million in 2004 and 2003, respectively, for design and other creative services to a stockholder holding in excess of 5% of one class of the Company’s capital stock prior to the initial public offering. There were no amounts due to this related party as of January 3, 2004. Subsequent to the initial public offering, this stockholder no longer owns in excess of 5% of any class of the Company’s capital stock. As a result, the stockholder is no longer considered a related party. The Company plans to continue to use this stockholder for design and other creative services in the future.
     The Company made charitable contributions of $0.8 million, $0.2 million and $0.1 million in 2005, 2004 and 2003, respectively, to a charitable foundation controlled by the executive officers of the Company. The total due to this charitable foundation as of December 31, 2005 and January 1, 2005 was $0.2 million and $0.1 million, respectively.
(17) Major Vendors
     Three vendors accounted for approximately 86%, 85%, and 84% of inventory purchases in 2005, 2004, and 2003, respectively.
(18) Segment Information
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
     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, January 1, 2005 and January 3, 2004

			Licensing &
	Retail	International	Entertainment	Total
Fiscal 2003
Net sales to external customers	213,427	245	—	213,672
Net income (loss) before income taxes	14,261	(1,768)	—	12,493
Total assets	125,131	2,920	159	128,210
Capital expenditures	24,839	78	—	24,917
Depreciation and amortization	12,791	49	—	12,840
Fiscal 2004
Net sales to external customers	300,469	846	347	301,662
Net income (loss) before income taxes	33,796	(990)	127	32,933
Total assets	185,371	3,338	628	189,337
Capital expenditures	16,545	49	—	16,594
Depreciation and amortization	14,438	510	—	14,948
Fiscal 2005
Net sales to external customers	358,901	1,976	932	361,809
Net income before income taxes	43,764	119	530	44,413
Total assets	235,754	9,279	1,075	246,108
Capital expenditures	30,987	46	50	31,083
Depreciation and amortization	17,039	552	1	17,592
     The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. The Company allocates revenues to geographic areas based on the location of the customer or franchisee. The following schedule is a summary of the Company’s sales to external customers and long-lived assets by country of domicile (United States of America) and foreign countries (in thousands):

	United States
	of America	Canada	Other	Total
Fiscal 2003
Net sales to external customers	210,552	2,875	245	213,672
Property and equipment, net	71,619	2,016	—	73,635
Fiscal 2004
Net sales to external customers	293,473	7,343	846	301,662
Property and equipment, net	73,780	2,135	—	75,915
Fiscal 2005
Net sales to external customers	346,819	13,014	1,976	361,809
Property and equipment, net	86,564	3,360	49	89,973
(19) Subsequent Event
     On March 3, 2006, the Company entered into definitive agreements to purchase all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s U.K. franchisee. The total cash purchase price of the two entities is approximately $41.4 million, exclusive of the professional fees incurred as a part of the transaction. Included within the approximate purchase price is the forgiveness of the $4.4 million note receivable from Amsbra and all related accrued interest. The transactions are subject to U.K. regulatory approval, and are expected to close late in the first quarter or early in the second quarter of fiscal 2006.

(a)(2) Financial Statement Schedules
          No additional Financial Statement Schedules are filed as a part of this report pursuant to Item 8 and Item 15(d).
     (a)(3) Exhibits.
          The following is a list of exhibits filed as a part of the annual report on Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.3	Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.4	Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.1*	Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.1.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2*	Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.2.1*	Form of Manager-Level Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3*	Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.2*	Form of Director Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.3*	Model Incentive Stock Option Agreement Under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.3 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

Exhibit
Number	Description

10.3.4*	Form of Employee Nonqualified Stock Option Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.4 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.5*	Form of the Restricted Stock Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.5 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.4*	Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant

10.5*	Employment, Confidentiality and Noncompete Agreement dated April 13, 2004 between Barry Erdos and the Registrant (incorporated by reference from Exhibit 10.5 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated April 13, 2004 between Barry Erdos and the Registrant

10.6*	Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.6.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant

10.7*	Employment, Confidentiality and Noncompete Agreement dated July 9, 2001 between John Burtelow and the Registrant (incorporated by reference from Exhibit 10.7 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.7.1*	First Amendment dated March 28, 2005 to Employment, Confidentiality and Noncompete Agreement dated July 9, 2001 between John Burtelow and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 1, 2005)

10.8*	Employment, Confidentiality and Noncompete Agreement dated as of March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.8 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.8.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Scott Seay and the Registrant

10.9*	Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.9.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant

10.10*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11	Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.12	Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.13	Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.14*	Restricted Stock Purchase Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.16 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.15*	Secured Promissory Note of Maxine Clark in favor of the Registrant, dated April 3, 2000 (incorporated by reference from Exhibit 10.17 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

Exhibit
Number	Description

10.16*	Repayment and Stock Pledge Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.18 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.17*	Restricted Stock Purchase Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.22 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.18*	Secured Promissory Note of Tina Klocke in favor of the Registrant, dated September 19, 2001 (incorporated by reference from Exhibit 10.23 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.19*	Repayment and Stock Pledge Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.24 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.20	Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Logistics, Inc., as amended (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.20.1	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2005)

10.20.2†	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.21	Agreement for Logistics Services dated as of February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.26 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.21.1	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated March 22, 2005 (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.21.2	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated May 3, 2005 (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.21.3†	Letter Agreement dated June 7, 2005 amending the Agreement for Logistics Services dated February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.22†	Lease Agreement dated as of June 21, 2001 between the Registrant and Walt Disney World Co. (incorporated by reference from Exhibit 2.1 of our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.23	Amendment and Restatement of Sublease dated as of June 14, 2000 by and between NewSpace, Inc. and the Registrant (incorporated by reference from Exhibit 10.28 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.24	Lease dated May 5, 1997 between Smart Stuff, Inc. and Hycel Partners I, L.P. (incorporated by reference from Exhibit 10.29 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.25	Agreement dated October 16, 2002 between the Registrant and Hycel Properties Co., as amended (incorporated by reference from Exhibit 10.30 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.26	Letter Agreement dated September 30, 2003 between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.30.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.27	Construction Management Agreement dated November 10, 2003 by and between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.31 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.28	Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.29	Lease between 5th Midtown LLC and the Registrant dated July 21, 2004 (incorporated by reference from Exhibit 10.33 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on September 10, 2004, Registration No. 333-118142)

10.30	Exclusive Patent License Agreement dated March 12, 2001 by and between Tonyco, Inc. and the Registrant (incorporated by reference from Exhibit 10.34 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

Exhibit
Number	Description

10.31	Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.32	Loan Agreement by and between Amsbra, Ltd., as Borrower, and Build-A-Bear Workshop Franchise Holdings, Inc., as Lender, entered into on October 4, 2005 with an effective date of September 26, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 11, 2005)

10.33	Revolving Credit Note by Amsbra, Ltd., as Borrower, in favor of Build-A-Bear Workshop Franchise Holdings, Inc., dated as of September 26, 2005 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 11, 2005)

10.34	Debenture dated October 11, 2005 by and between Amsbra, Ltd. and Build-A-Bear Workshop Franchise Holdings, Inc. (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed on October 11, 2005)

10.35	Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership

10.36	Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant

10.37*	Description of Board Compensation for Non-Management Directors effective November 10, 2005 (incorporated by reference from Exhibit 10.1 from our Current Report on Form 8-K, filed on November 16, 2005)

10.38	Share Purchase Agreement dated March 3, 2006 between the Hamleys Group Limited, Build-A-Bear Workshop UK Holdings Limited and The Bear Factory Limited

10.39	Sale and Purchase Agreement dated March 3, 2006 between the Registrant, Build-A-Bear Workshop UK Holdings Limited, the selling shareholders of Amsbra, Ltd. and Andrew Mackay

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 12 of the Registrant’s audited consolidated financial statements included herein)

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005 (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission

BUILD-A-BEAR WORKSHOP, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

Date: March 15, 2006	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maxine Clark and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended December 31, 2005 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date
/s/ Barney A. Ebsworth	Director	March 15, 2006
Barney A. Ebsworth

/s/ Barry Erdos	Director	March 15, 2006
Barry Erdos

/s/ Mary Lou Fiala	Director	March 15, 2006
Mary Lou Fiala

/s/ James M. Gould	Director	March 15, 2006
James M. Gould

/s/ Louis M. Mucci	Director	March 15, 2006
Louis M. Mucci

Signatures	Title	Date
/s/ William Reisler	Director	March 15, 2006
William Reisler

/s/ Coleman Peterson	Director	March 15, 2006
Coleman Peterson

/s/ Joan Ryan	Director	March 15, 2006
Joan Ryan

/s/ Maxine Clark	Chief Executive Bear and Chairman of the Board (Principal Executive Officer)	March 15, 2006
Maxine Clark

/s/ Tina Klocke	Chief Financial Bear, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2006
Tina Klocke