Form 10-Q
period 2006-04-01
BUILD A BEAR WORKSHOP INC
filed 2006-05-10
CIK 1113809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-32320
BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or	43-1883836
Organization)	(I.R.S. Employer Identification No.)

1954 Innerbelt Business Center Drive
St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)
(314) 423-8000
(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of May 5, 2006, there were 20,445,940 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	April 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$43,398	$90,950
Inventories	43,591	40,157
Receivables	7,297	6,629
Prepaid expenses and other current assets	7,344	6,839
Deferred tax assets	3,347	3,232

Total current assets	104,977	147,807
Cash in escrow	36,893	—
Property and equipment, net	95,194	89,973
Note receivable from franchisee	4,517	4,518
Other intangible assets, net	1,340	1,454
Other assets, net	2,443	2,356

Total Assets	$245,364	$246,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,265	$34,996
Accrued expenses	12,371	15,792
Gift cards and customer deposits	16,116	22,865
Deferred revenue	7,795	7,508

Total current liabilities	68,547	81,161

Deferred franchise revenue	2,740	2,306
Deferred rent	33,116	30,687
Other liabilities	550	586
Deferred tax liabilities	278	1,011

Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at April 1, 2006 and December 31, 2005	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,411,233 and 20,120,655 shares, respectively	204	201
Additional paid-in capital	85,246	85,259
Treasury stock, at cost. 7,673 and 0 shares, respectively	(211)	—
Retained earnings	55,046	46,700
Note receivable from officer	(152)	(151)
Unearned compensation	—	(1,652)

Total stockholders’ equity	140,133	130,357

Total Liabilities and Stockholders’ Equity	$245,364	$246,108

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Revenues:
Net retail sales	$97,730	$85,723
Franchise fees	690	306
Licensing revenue	211	30

Total revenues	98,631	86,059

Costs and expenses:
Cost of merchandise sold	49,860	42,397
Selling, general and administrative	35,451	29,845
Store preopening	615	1,188
Interest expense (income), net	(866)	(368)

Total costs and expenses	85,060	73,062

Income before income taxes	13,571	12,997
Income tax expense	5,225	5,029

Net income	$8,346	$7,968

Earnings per common share:
Basic	$0.42	$0.41

Diluted	$0.41	$0.40

Shares used in computing common per share amounts:
Basic	20,078,876	19,274,625
Diluted	20,401,378	20,123,927
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$8,346	$7,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,782	4,165
Deferred taxes	(847)	(686)
Tax benefit from stock option exercises	(405)	2,095
Loss (gain) on disposal of property and equipment	(13)	112
Stock-based compensation	493	61
Change in assets and liabilities:
Inventories	(3,435)	(28)
Receivables	(667)	319
Prepaid expenses and other assets	(504)	289
Accounts payable	(2,731)	(3,884)
Accrued expenses and other liabilities	(6,772)	(5,240)

Net cash provided by (used in) operating activities	(1,753)	5,171

Cash flows from investing activities:
Purchases of property and equipment	(9,662)	(5,501)
Purchases of other assets	(301)	(270)
Escrow deposit	(36,893)	—

Net cash used in investing activities	(46,856)	(5,771)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	652	2,237
Collection of note receivable from officer	—	1,645
Tax benefit from stock option exercises	405	—

Net cash provided by financing activities	1,057	3,882

Net increase (decrease) in cash and cash equivalents	(47,552)	3,282
Cash and cash equivalents, beginning of period	90,950	67,327

Cash and cash equivalents, end of period	$43,398	$70,609

Noncash transactions:
Return of common stock in lieu of tax withholdings and option exercises	$211	$2,210
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 31, 2005 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
     Certain reclassifications were made to prior period financial statements to be consistent with the current fiscal period presentation.
2. Stock-based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Prior to January 1, 2006, the fair value of restricted stock awards was expensed by the Company over the vesting period, while compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options.
     For the thirteen weeks ended April 1, 2006, selling, general and administrative expense includes $0.5 million ($0.3 million after tax) of stock-based compensation expense which had a $0.02 impact on both basic and diluted earnings per share. Of this amount, $0.1 million ($81,000 after tax) is attributable to the Company’s adoption of SFAS 123R. This incremental expense from the adoption of SFAS 123R did not impact basic or diluted earnings per share. The additional stock-based compensation expense not related to the adoption of SFAS 123R was related to the vesting of restricted stock awards.
     As of April 1, 2006, there was $6.5 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 3.4 years.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006:

Thirteen
Weeks Ended
April 2, 2005
Net income:
As reported	$7,968
Add stock-based employee compensation expense recorded, net of related tax effects	38
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(452)

Pro Forma	$7,554

Basic earnings per common share:
As reported	$0.41

Pro forma	$0.39

Diluted earnings per common share:
As reported	$0.40

Pro forma	$0.38

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the thirteen weeks ended April 2, 2005: (a) dividend yield of 0%; (b) expected volatility of 50%; (c) risk-free interest rate of 3.5%; and (d) a weighted average expected life of 6.3 years. The weighted average grant date fair value of options granted in the thirteen weeks ended April 2, 2005 was $18.21 per share. There were no new options granted in the thirteen weeks ended April 1, 2006. The pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – An Interpretation of APB Opinions No. 15 and 25. Upon adoption of SFAS 123R, the Company made a policy decision that the straight-line expense attribution method would be utilized for all future stock-based compensation awards with graded vesting.
     Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $0.4 million, which were classified as a financing cash inflow in the first quarter of 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.
3. Stock Incentive Plans
     On April 3, 2000, the Company adopted the 2000 Stock Option Plan. In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, and, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).
     Under the Plans, as amended, up to 3,700,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company. The Plans allow for the grant of incentive stock

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
options, nonqualified stock options, and restricted stock. Options granted under the Plans expire no later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of the nonqualified options shall be determined from time to time by the compensation committee of the board of directors (the Committee). The vesting provision of individual awards is at the discretion of the Committee and generally ranges from one to four years.
     (a) Stock Options
     The following table is a summary of the balances and activity for the Plans related to stock options for the thirteen weeks ended April 1, 2006:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, December 31, 2005	768,623	$14.06
Granted	—	—
Exercised	80,476	6.82
Forfeited	2,236	34.65

Outstanding, April 1, 2006	685,911	$14.84	6.8	$10,844

Options Exercisable As Of:
April 1, 2006	649,911	$14.35	6.7	$10,593

     The total intrinsic value of options exercised in the thirteen weeks ended April 1, 2006 and April 2, 2005 was approximately $1.8 million and $7.2 million, respectively. The Company generally issues new shares to satisfy option exercises.
     (b) Restricted Stock
     The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirteen weeks ended April 1, 2006:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, December 31, 2005	82,946	$32.37
Granted	202,361	29.13
Vested	12,966	34.68
Canceled or expired	—	—

Outstanding, April 1, 2006	272,341	$29.86

     The total fair value of shares vested during the thirteen weeks ended April 1, 2006 was $0.4 million. No shares vested during the thirteen weeks ended April 2, 2005.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In addition to the restricted stock noted above, there were 20,491 shares of contractually restricted stock outstanding as of April 1, 2006 which were issued to an officer of the Company in exchange for a nonrecourse promissory note totaling $124,995 on September 19, 2001. The note bears interest at a rate of 4.82% per annum. Both principal and interest are due in September 2006.
     (c) Associate Stock Purchase Plan
     In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 7,741 shares of common stock from the Company at $25.12 per share through the ASPP during the thirteen weeks ended April 1, 2006. The expense recorded related to the ASPP during the thirteen weeks ended April 1, 2006 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen weeks ended April 1, 2006 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. Prior to the adoption of SFAS 123R, the ASPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.
4. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Net income allocated to common stockholders	$8,346	$7,968

Weighted average number of common shares outstanding	20,078,876	19,274,625

Effect of dilutive securities:
Stock options	283,843	613,719
Restricted stock	38,659	235,583

Weighted average number of common shares — dilutive	20,401,378	20,123,927

Earnings per share:
Basic:	$0.42	$0.41

Diluted	$0.41	$0.40

     In calculating diluted earnings per share for the thirteen weeks ended April 1, 2006, options to purchase 206,324 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 202,361 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In calculating diluted earnings per share for the thirteen weeks ended April 2, 2005, options to purchase 177,292 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 51,750 shares of restricted common stock were excluded from the calculation of diluted earnings per share because their vesting was contingent on achieving a specified net income level that had not been met as of April 2, 2005. The specified net income level was subsequently achieved during fiscal 2005.
5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	April 1,	December 31,
	2006	2005
Leasehold improvements	$99,173	$98,991
Furniture and fixtures	20,486	19,727
Computer hardware	12,844	12,655
Computer software	7,564	7,250
Construction in progress	13,168	5,853

	153,235	144,476
Less accumulated depreciation	58,041	54,503

	$95,194	$89,973

6. Segment Information
     The Company’s operations are conducted through three reportable segments consisting of retail operations, international franchising and licensing and entertainment. The retail operations segment includes the operating activities of the stores in the United States and Canada and other retail delivery operations, including the Company’s web store and non-mall locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with locations outside of the United States and Canada. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and have different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.
     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		International	Licensing &
	Retail	Franchising	Entertainment	Total
Thirteen weeks ended April 1, 2006
Net sales to external customers	$97,730	$690	$211	$98,631
Net income before income taxes	13,170	271	130	13,571
Total assets	236,472	7,718	1,174	245,364
Capital expenditures	9,660	2	—	9,662
Depreciation and amortization	4,634	146	2	4,782
Thirteen weeks ended April 2, 2005
Net sales to external customers	85,723	306	30	86,059
Net income (loss) before income taxes	13,110	(134)	21	12,997
Total assets	189,431	3,450	663	193,544
Capital expenditures	5,471	30	—	5,501
Depreciation and amortization	4,031	134	—	4,165
     The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. The Company attributes revenues to geographic areas based on the location of the customer or franchisee. The Company attributes long-lived assets to geographic areas based on the physical location of the assets. The following schedule provides a summary of the Company’s revenue from external customers and long-lived assets attributed to the Company’s country of domicile (United States) and foreign countries (in thousands):

	United States	Canada	Other	Total
Thirteen weeks ended April 1, 2006
Net sales to external customers	$93,144	$4,797	$690	$98,631
Property and equipment, net	91,849	3,323	22	95,194
Thirteen weeks ended April 2, 2005
Net sales to external customers	83,253	2,500	306	86,059
Property and equipment, net	75,030	2,291	—	77,321
7. Subsequent Events
     On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s U.K. franchisee. The total cash purchase price of the two entities was approximately $41.4 million, exclusive of the professional fees incurred as a part of the transaction. Included within the approximate purchase price is the forgiveness of the $4.4 million note receivable from Amsbra and all related accrued interest.
     The $36.9 million of cash in escrow included on the condensed consolidated balance sheet as of April 1, 2006 was an advance payment related to this acquisition. The cash in escrow was classified as non-current since the assets being acquired were primarily long-term in nature. The escrowed funds were disbursed on April 2, 2006 in conjunction with the closing of the transactions noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, and the following: we may be unable to generate comparable store sales growth; our marketing initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to successfully integrate The Bear Factory and Amsbra or operate those companies in a profitable manner; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; general economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; our market share could be adversely affected by a significant number of competitors; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to construct and open our new distribution center in a timely manner or on budget or operate it in an efficient and effective manner; third parties that manage our warehousing and distribution functions may perform poorly; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; we may be unable to renew or replace our store leases, or enter into leases for new stores, on favorable terms, or may violate the terms of our current leases; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; and we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations.
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
Overview
     We are the leading, and only national, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of April 1, 2006, we operated 202 stores in 43 states and Canada and had 30 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as locations in Major League Baseball® ballparks, a location in a zoo and our presence at event-based locations through our mobile store.

     We operate in three reportable segments (retail operations, international franchising and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:
•	United States and Canadian retail stores, a webstore and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.
     Selected financial data attributable to each segment for the thirteen weeks ended April 1, 2006 and April 2, 2005 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
     Store contribution was 27.7% for the thirteen weeks ended April 1, 2006 and 29.3% for the thirteen weeks ended April 2, 2005, and total company net income as a percentage of total revenues was 8.5% for the thirteen weeks ended April 1, 2006 and 9.3% for the thirteen weeks ended April 2, 2005. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. We believe the decrease in our store contribution over the prior year was primarily due to the decrease in our gross margin as outlined in the “Results of Operations” section below. Despite this decrease, we have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of store supplies and other expenses.
     We use comparable store sales as a key performance measure for our business. The percentage increase (decrease) in comparable store sales for the periods presented below is as follows:

Thirteen Weeks Ended
April 1, 2006	April 2, 2005

(3.8)%	5.4%
     Comparable store sales decreased by 3.8% in the thirteen weeks ended April 1, 2006 compared to the thirteen weeks ended April 2, 2005. We believe these changes from the prior year results can be attributed primarily to the shift in the Easter holiday from the first quarter of fiscal 2005 to the second quarter of fiscal 2006.

Expansion and Growth Potential
U.S. and Canadian Stores:
     The table below sets forth the number of Build-A-Bear Workshop stores in the United States and Canada for the periods presented:

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Beginning of period	200	170
Opened	2	3
Closed	—	—

End of period	202	173

     During fiscal 2006, we anticipate opening approximately 30 Build-A-Bear Workshop stores in the United States and Canada. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. There was one Friends 2B Made location opened in the thirteen weeks ended April 1, 2006. As of April 1, 2006, there were six Friends 2B Made locations, all of which were located in or adjacent to Build-A-Bear Workshop stores. These Friends 2B Made stores are not considered new stores but rather expansions of Build-A-Bear Workshop stores. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores.
     On April 2, 2006, we acquired Amsbra Limited (Amsbra), our franchisee in the United Kingdom, and The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Approximately four of those locations are expected to close during fiscal 2006. Of those four locations, two are closing due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations to be closed are concessions within department stores which is a format that we have chosen not to continue. We also anticipate opening an additional three to five Build-A-Bear Workshop stores in the United Kingdom during fiscal 2006.
Non-Store Locations:
     In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. In the thirteen weeks ended April 1, 2006, we opened one additional location within a Major League Baseball® ballpark to bring our total number of such locations to four as of April 1, 2006. We also opened our first store within a zoo during the thirteen weeks ended April 1, 2006.

International Franchise Revenue:
     Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Beginning of period	30	12
Opened	—	—
Closed	—	—

End of period	30	12

     As of April 1, 2006, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, with 13 franchisees covering 15 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open up to 20 stores in fiscal 2006. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada and the United Kingdom.
     On April 2, 2006, we acquired Amsbra Limited (Amsbra), our franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. Amsbra owned all 11 of the franchised Build-A-Bear Workshop stores located in the United Kingdom. Upon completion of the transaction, all of the franchised locations in the United Kingdom became company owned stores.
Results of Operations
     The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Revenues:
Net retail sales	99.1%	99.6%
Franchise fees	0.7	0.4
Licensing revenue	0.2	0.0

Total revenues	100.0	100.0

Costs and expenses
Cost of merchandise sold (1)	51.0	49.5
Selling, general and administrative	35.9	34.7
Store preopening	0.6	1.4
Interest expense (income), net	(0.9)	(0.4)

Total costs and expenses	86.2	84.9

Income before income taxes	13.8	15.1
Income tax expense	5.3	5.8

Net income	8.5%	9.3%

Gross margin (%) (2)	49.0%	50.5%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended April 1, 2006 compared to thirteen weeks ended April 2, 2005
     Total revenues. Net retail sales increased to $97.7 million for the thirteen weeks ended April 1, 2006 from $85.7 million for the thirteen weeks ended April 2, 2005, an increase of $12.0 million, or 14.0%. Net retail sales for new stores contributed a $15.2 million increase in net retail sales. Sales over the Internet increased by $0.4 million, or 16.6%. Comparable store sales decreased $3.0 million, or 3.8%, and sales from non-store locations and non-comparable stores resulted in a $0.6 million decrease in net retail sales. The decrease in comparable store sales was primarily due to the shift in the Easter holiday from the first quarter of fiscal 2005 to the second quarter of fiscal 2006.
     Revenue from franchise fees increased to $0.7 million for the thirteen weeks ended April 1, 2006 from $0.3 million for the thirteen weeks ended April 2, 2005, an increase of $0.4 million. This increase was primarily due to the addition of new franchisees and new franchised stores since the prior year period. Licensing revenue increased to $0.2 million for the thirteen weeks ended April 1, 2006 from $30,000 for the thirteen weeks ended April 2, 2005.
     Gross margin. Gross margin increased to $47.9 million for the thirteen weeks ended April 1, 2006 from $43.3 million for the thirteen weeks ended April 2, 2005, an increase of $4.6 million, or 10.5%. As a percentage of net retail sales, gross margin decreased to 49.0% for the thirteen weeks ended April 1, 2006 from 50.5% for the thirteen weeks ended April 2, 2005, a decrease of 1.5%. This decrease was primarily due to higher occupancy costs as a percentage of net retail sales due to declines in comparable store sales, which led to a 0.7% decrease in gross margin as a percentage of net retail sales. In addition, higher shipping and transportation costs as a result of rising oil and petroleum prices accounted for a 0.4% decrease in gross margin as a percentage of net retail sales.
     Selling, general and administrative. Selling, general and administrative expenses were $35.5 million for the thirteen weeks ended April 1, 2006 as compared to $29.8 million for the thirteen weeks ended April 2, 2005, an increase of $5.7 million, or 18.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 35.9% for the thirteen weeks ended April 1, 2006 as compared to 34.7% for the thirteen weeks ended April 2, 2005, an increase of 1.2%. The dollar increase was primarily due to having 29 more stores in operation at April 1, 2006 as compared to April 2, 2005, as well as higher central office expenses required to support a larger store base. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to increased stock-based compensation and higher performance-based bonus expense. The increased stock-based compensation caused selling, general and administrative expenses to increase by 0.4% as a percent of total revenues. The higher performance-based bonus expense also led to a 0.4% increase in selling, general and administrative expenses as a percent of total revenues. In addition, store payroll costs increased by 0.3% as a percent of total revenues as a result of the decline in comparable store sales.
     Store preopening. Store preopening expense was $0.6 million for the thirteen weeks ended April 1, 2006 as compared to $1.2 million for the thirteen weeks ended April 2, 2005. Approximately $0.6 million of this decrease was due to preopening costs in the prior year related to our flagship store in New York City, which opened in July 2005. Two new stores were opened in the thirteen weeks ended April 1, 2006 and three new stores were opened in the thirteen weeks ended April 2, 2005. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.
     Interest expense (income), net. Interest income, net of interest expense, was $0.9 million for the thirteen weeks ended April 1, 2006 as compared to $0.4 million for the thirteen weeks ended April 2, 2005. This increase was due to higher cash balances and higher interest rates in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

     Provision for income taxes. The provision for income taxes was $5.2 million for the thirteen weeks ended April 1, 2006 as compared to $5.0 million for the thirteen weeks ended April 2, 2005. The effective tax rate was 38.5% for the thirteen weeks ended April 1, 2006 and 38.7% for the thirteen weeks ended April 2, 2005.
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
     The following table sets forth a reconciliation of store contribution to net income (in thousands):

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Net income	$8,346	$7,968
Income tax expense	5,225	5,029
Interest expense (income)	(866)	(368)
Store depreciation and amortization (1)	3,912	3,214
Store preopening expense	615	1,188
General and administrative expense (2)	9,852	7,871
Franchising and licensing contribution (3)	(457)	(21)
Non-store activity contribution (4)	(403)	(662)

Store contribution	$26,223	$24,219

Total revenues	$98,631	$86,058
Franchising and licensing revenues	(902)	(336)
Revenues from non-store activities (4)	(3,001)	(3,081)

Store location net retail sales	$94,729	$82,642

Store contribution as a percentage of store location net retail sales	27.7%	29.3%

Total net income as a percentage of total revenues	8.5%	9.3%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(4)	Non-store activities include our webstore, seasonal and event-based locations, and our New York City flagship store café.
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
     Operating Activities. Cash used in operating activities was $1.8 million for the thirteen weeks ended April 1, 2006 as compared with cash provided by operating activities of $5.2 million for the thirteen weeks ended April 2, 2005, or a decrease of $7.0 million. This decrease over the year ago period was primarily due to changes in assets and liabilities, excluding cash, which used cash of $14.1 million for the thirteen weeks ended April 1, 2006 as compared to using cash of $8.5 million for the thirteen weeks ended April 2, 2005, an increase in the use of cash of $5.6 million. The variances in changes in assets and liabilities from the prior year were primarily due to increases in inventory of $3.4 million in the thirteen weeks ended April 1, 2006 as compared to increases of $28,000 in the thirteen weeks ended April 2, 2005. The higher inventory increase in the current year was in anticipation of the Easter holiday which occurred in April 2006 as compared to March 2005. Increases in accounts receivable and prepaid expenses of $1.2 million in the thirteen weeks ended April 1, 2006 as compared to decreases in the same accounts of $0.6 million in the thirteen weeks ended April 2, 2005 also caused a $1.8 million decline in cash from operating activities in the current period. Also, the adoption of SFAS 123R led to the reclassification of the tax benefit from the exercise of stock options from operating activities to financing activities. This caused the impact of this line item on cash flows from operating activities to decrease by $2.5 million from the prior period. These decreases in cash flows provided by operating activities were offset by increases over the year ago period in net income, adjusted for the impact of depreciation and amortization, of $1.0 million.
     Investing Activities. Cash used in investing activities was $46.9 million for the thirteen weeks ended April 1, 2006 as compared to $5.8 million for the thirteen weeks ended April 2, 2005. Cash used in investing activities includes an escrow deposit of $36.9 million related to a business acquisition which was completed on April 2, 2006. The remaining cash used in investing activities relates primarily to costs associated with our new distribution center and two new stores opened in the thirteen weeks ended April 1, 2006, along with progress payments on stores scheduled to open throughout fiscal 2006. There were three new stores opened in the thirteen weeks ended April 2, 2005.
     Financing Activities. Cash provided by financing activities was $1.1 million in the thirteen weeks ended April 1, 2006 which consisted primarily of proceeds from the exercise of employee stock options and the tax benefit from the exercise of stock options. Cash flows provided by financing activities of $3.9 million for the thirteen weeks ended April 2, 2005 consisted primarily of proceeds from the exercise of employee stock options and the collection of a note receivable from one of our officers. No borrowings were made under our line of credit in either the thirteen weeks ended April 1, 2006 or the thirteen weeks ended April 2, 2005.
     Capital Resources. As of April 1, 2006, we had a cash balance of $43.4 million. We also have a $15.0 million line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the vendor based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2007 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at the prime rate less 0.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of April 1, 2006, we were in compliance with these covenants. There were no borrowings under our line of credit as of April 1, 2006. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of April 1, 2006. Accordingly, there was approximately $13.9 million available for borrowing under the line of credit as of April 1, 2006.
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
     In fiscal 2006, we expect to spend a total of approximately $60 million on capital expenditures, primarily for the construction of our new distribution center, the opening of 33-35 new stores (30 in North America and three to five in the United Kingdom), the re-branding of 25 stores in the United Kingdom, and the continued installation and upgrades of central office information technology systems. In fiscal 2005, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million. We anticipate the investment per store in fiscal 2006 will be approximately the same as fiscal 2005.

     We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. However, there is a possibility that we may need to seek additional financing to cover seasonal working capital needs, and it is possible that the needed financing will not be available at acceptable rates. Our credit agreement expires on September 30, 2007.
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
     We believe our selection and application of accounting policies, and the estimates inherently required therein, is reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
     Our accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2006, which includes audited consolidated financial statements for our 2005, 2004 and 2003 fiscal years. We have identified certain critical accounting policies which are described below.
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
Revenue Recognition
     Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift cards are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.
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
     We evaluate the ultimate redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. The initial card had no expiration date but has not been provided to our guests since May 2002. Beginning in June 2002, and continuing each summer thereafter, a new series of cards was issued that had an expiration date of December 31 of the year following the year in which that series of cards was first issued. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge. Based on this assessment, beginning with the second quarter of fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to changes in the Company’s redemption experience. Also during the second quarter of fiscal 2005, the balance in the deferred revenue account was adjusted downward by $78,000 with a corresponding increase to net retail sales. There have been no changes to the level of revenue being deferred since the second quarter of fiscal 2005. A 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2005 for the current cards expiring on December 31, 2005 and December 31, 2006 would have an approximate impact of $0.5 million on the deferred revenue balance and net retail sales.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the thirteen weeks ended April 1, 2006. Accordingly, a 100 basis point change in interest rates would result in no material change to our recorded interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.
Item 4. Controls and Procedures.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended April 1, 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period(1)	Shares Purchased	Paid per Share	or Programs	or Programs
Month #1 (Jan. 1, 2006 — Jan. 28, 2006)	—	n/a	n/a	n/a
Month #2 (Jan. 29, 2006 — Feb. 25, 2006)	—	n/a	n/a	n/a
Month #3 (Feb. 26, 2006 — April 1, 2006)(2)	7,673	$27.54	n/a	n/a

Total	7,673	$27.54	n/a	n/a

(1)	Periods represent our fiscal months.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price of employee stock options and (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
Item 6. Exhibits.
The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit
No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-32320)) filed with the Securities and Exchange Commission on December 13, 2004

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-118142)) filed with the Securities and Exchange Commission on October 12, 2004

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

BUILD-A-BEAR WORKSHOP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006
BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

	By:	/s/ Maxine Clark

Maxine Clark
Chairman of the Board and Chief Executive Bear

	By:	/s/ Tina Klocke

Tina Klocke
Chief Financial Bear, Treasurer and Secretary