Form 10-Q
period 2006-07-01
BUILD A BEAR WORKSHOP INC
filed 2006-08-10
CIK 1113809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-32320
BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-1883836 (I.R.S. Employer Identification No.)

1954 Innerbelt Business Center Drive	63114
St. Louis, Missouri	(Zip Code)
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
Yes ☐    No ☑
As of August 8, 2006, there were 20,463,467 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	July 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,554	$90,950
Inventories	48,005	40,157
Receivables	10,781	6,629
Prepaid expenses and other current assets	14,174	6,839
Deferred tax assets	3,636	3,232

Total current assets	87,150	147,807

Property and equipment, net	117,504	89,973
Note receivable from franchisee	—	4,518
Goodwill	31,098	—
Other intangible assets, net	3,301	1,454
Other assets, net	3,715	2,356

Total Assets	$242,768	$246,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,821	$34,996
Accrued expenses	5,712	15,792
Gift cards and customer deposits	15,201	22,865
Deferred revenue	8,362	7,508

Total current liabilities	60,096	81,161

Deferred franchise revenue	2,764	2,306
Deferred rent	34,399	30,687
Other liabilities	529	586
Deferred tax liabilities	426	1,011

Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 1, 2006 and December 31, 2005	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,461,167 and 20,120,655 shares, respectively	205	201
Additional paid-in capital	86,595	85,259
Other comprehensive income	(137)
Retained earnings	58,045	46,700
Note receivable from officer	(154)	(151)
Unearned compensation	—	(1,652)

Total stockholders’ equity	144,554	130,357

Total Liabilities and Stockholders’ Equity	$242,768	$246,108

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues:
Net retail sales	$92,962	$73,279	$190,692	$159,002
Franchise fees	636	334	1,326	640
Licensing revenue	59	86	270	116

Total revenues	93,657	73,699	192,288	159,758

Costs and expenses:
Cost of merchandise sold	52,190	38,778	102,050	81,558
Selling, general and administrative	34,783	27,728	70,234	57,190
Store preopening	1,582	1,929	2,197	3,117
Interest expense (income), net	(299)	(378)	(1,165)	(746)

Total costs and expenses	88,256	68,057	173,316	141,119

Income before income taxes	5,401	5,642	18,972	18,639
Income tax expense	2,402	2,147	7,627	7,176

Net income	$2,999	$3,495	$11,345	$11,463

Earnings per common share:
Basic	$0.15	$0.18	$0.56	$0.59

Diluted	$0.15	$0.17	$0.56	$0.57

Shares used in computing common per share amounts:
Basic	20,152,761	19,801,598	20,115,818	19,538,111
Diluted	20,447,945	20,223,601	20,424,661	20,173,764
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-six weeks ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$11,345	$11,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,869	8,517
Deferred taxes	(2,009)	1,224
Tax benefit from stock option exercises	(685)	2,095
Loss on disposal of property and equipment	65	209
Stock-based compensation	1,262	215
Change in assets and liabilities:
Inventories	(4,566)	(5,015)
Receivables	(3,466)	(945)
Prepaid expenses and other assets	(3,928)	(3,173)
Accounts payable	(5,772)	(8,562)
Accrued expenses and other liabilities	(14,286)	(13,109)

Net cash used in operating activities	(11,171)	(7,081)

Cash flows from investing activities:
Purchases of property and equipment	(31,353)	(16,067)
Purchases of other assets	(1,466)	(565)
Purchase of business, net of cash acquired	(38,320)	—

Net cash used in investing activities	(71,139)	(16,632)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	1,162	2,702
Collection of note receivable from officer	—	1,645
Tax benefit from stock option exercises	685	—

Net cash provided by financing activities	1,847	4,347

Effect of exchange rates on cash	67	—

Net decrease in cash and cash equivalents	(80,396)	(19,366)
Cash and cash equivalents, beginning of period	90,950	67,327

Cash and cash equivalents, end of period	$10,554	$47,961

Noncash transactions:
Return of common stock in lieu of tax withholdings and option exercises	$211	$2,210
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
2. Business Acquisition
     On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s U.K. franchisee (U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. The aggregate cash purchase price for the acquisition was $36.9 million, excluding acquisition and severance costs of $1.7 million and net of cash acquired of $0.3 million. In addition to the cash purchase price, the Company had previously advanced a $4.5 million note receivable to Amsbra. The amount of this note receivable and the related accrued interest is a component of the purchase price.
     The Company has not completed its assessment of the U.K. Acquisition assets and liabilities. Until that assessment is complete, the allocation of the purchase price is preliminary and may be subject to revisions.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$7,856
Property and equipment	6,351
Goodwill	28,090
Intangibles	1,824

Total assets acquired	44,121

Current liabilities assumed	(7,228)
Loan previously advanced	4,517

Total purchase price	$41,410

     The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the U.K. Acquisition had occurred on January 2, 2005 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue	$93,657	$81,807	$201,421	$178,288

Net Income	2,999	382	9,059	6,721

Basic earnings per common share:	$0.15	$0.02	$0.45	$0.34

Diluted earnings per common share:	$0.15	$0.02	$0.44	$0.33
     Pro forma adjustments have been made to reflect depreciation and amortization using estimated asset values recognized after applying purchase accounting adjustments.
     This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, and is not necessarily indicative of future results.
3. Goodwill
     In connection with our U.K. Acquisition, we acquired goodwill. This asset was recorded in accordance with SFAS No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the Company’s goodwill (in thousands):

U.K. Acquisition	$28,090
Acquisition costs	1,005
Severance costs	729

29,824

Effect of foreign currency translation	1,274

Goodwill, as of July 1, 2006	$31,098

4. Stock-based Compensation
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
     For the thirteen weeks ended July 1, 2006, selling, general and administrative expense includes $0.8 million ($0.4 million after tax) of stock-based compensation expense which had a $0.02 impact on both basic and diluted earnings per share. Of this amount, $0.1 million ($82,000 after tax) is attributable to the Company’s adoption of SFAS 123R. This incremental expense from the adoption of SFAS 123R did not impact basic or diluted earnings per share. The additional stock-based compensation expense not related to the adoption of SFAS 123R was related to the vesting of restricted stock awards.
     As of July 1, 2006, there was $5.9 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 3.25 years.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006 (in thousands except per share amounts):

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2005	July 2, 2005
Net income:
As reported	$3,495	$11,463
Add stock-based employee compensation expense recorded, net of related tax effects	94	132
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(499)	(951)

Pro Forma	$3,090	$10,644

Basic earnings per common share:
As reported	$0.18	$0.59

Pro forma	$0.16	$0.54

Diluted earnings per common share:
As reported	$0.17	$0.57

Pro forma	$0.15	$0.53

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the thirteen and twenty-six weeks ended July 2, 2005: (a) dividend yield of 0%; (b) expected volatility of 50%; (c) risk-free interest rate of 3.5%; and (d) a weighted average expected life of 6.3 years. The weighted average grant date fair value of options granted in the thirteen and twenty-six weeks ended July 2, 2005 was $18.21 in both periods. There were no new options granted in the thirteen or twenty-six weeks ended July 1, 2006. The pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – An Interpretation of APB Opinions No. 15 and 25. Upon adoption of SFAS 123R, the Company made a policy decision that the straight-line expense attribution method would be utilized for all future stock-based compensation awards with graded vesting.
     Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $0.7 million, which were classified as a financing cash inflow in the twenty-six weeks ended July 1, 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.
5. Stock Incentive Plans
     On April 3, 2000, the Company adopted the 2000 Stock Option Plan. In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, and, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).
     Under the Plans, as amended, up to 3,700,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company. The Plans allow for the grant of incentive stock options, nonqualified stock options, and restricted stock. Options granted under the Plans expire no later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of the nonqualified options shall be determined from time to time by the compensation committee of the board of directors (the Committee). The vesting provision of individual awards is at the discretion of the Committee and generally ranges from one to four years.
     (a) Stock Options
     The following table is a summary of the balances and activity for the Plans related to stock options for the twenty-six weeks ended July 1, 2006:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, December 31, 2005	768,623	$14.06
Granted	—	—
Exercised	124,876	6.88
Forfeited	3,482	29.10

Outstanding, July 1, 2006	640,265	$15.38	6.6	$3,927

Options Exercisable As Of:
July 1, 2006	640,265	$14.88	6.4	$4,005

     The total intrinsic value of options exercised in the twenty-six weeks ended July 1, 2006 and July 2, 2005 was approximately $2.8 million and $7.6 million, respectively. The Company generally issues new shares to satisfy option exercises.
     (b) Restricted Stock
     The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the twenty-six weeks ended July 1, 2006:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, December 31, 2005	82,946	$32.37
Granted	204,761	29.14
Vested	12,966	34.69
Canceled or expired	128	29.14

Outstanding, July 1, 2006	274,613	$29.86

     The total fair value of shares vested during the twenty-six weeks ended July 1, 2006 was $0.4 million. No shares vested during the twenty-six weeks ended July 2, 2005.
     In addition to the restricted stock noted above, there were 20,491 shares of contractually restricted stock outstanding as of July 1, 2006 which were issued to an officer of the Company in exchange for a nonrecourse promissory note totaling $124,995 on September 19, 2001. The note bears interest at a rate of 4.82% per annum. Both principal and interest are due in September 2006.
     (c) Associate Stock Purchase Plan
     In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 10,807 shares at $18.51 per share through the ASPP during the thirteen weeks ended July 1, 2006. The employees purchased 18,551 shares at $21.26 per share through the ASPP during the twenty-six weeks ended July 1, 2006. The expense recorded related to the ASPP during the thirteen and twenty-six weeks ended July 1, 2006 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen and twenty-six weeks ended July 1, 2006 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. Prior to the adoption of SFAS 123R, the ASPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.
6. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income allocated to common stockholders	$2,999	$3,495	$11,345	$11,463

Weighted average number of common shares outstanding	20,152,761	19,801,598	20,115,818	19,538,111

Effect of dilutive securities:
Stock options	246,087	406,860	264,965	510,290
Restricted stock	49,097	15,143	43,878	125,363

Weighted average number of common shares — dilutive	20,447,945	20,223,601	20,424,661	20,173,764

Earnings per share:
Basic:	$0.15	$0.18	$0.56	$0.59

Diluted	$0.15	$0.17	$0.56	$0.57

     In calculating diluted earnings per share for the thirteen and twenty-six weeks ended July 1, 2006, options to purchase 205,948 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 204,761 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.
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
7. Comprehensive Income
     Comprehensive income for the thirteen weeks ended July 1, 2006 and July 2, 2005 was $3.0 million and $3.5 million, respectively, and for the twenty-six week period ended July 1, 2006 and July 2, 2005 was $7.6 million and $7.2 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.
8. Property and Equipment
     Property and equipment consist of the following (in thousands):

	July 1,	December 31,
	2006	2005
Leasehold improvements	$110,272	$98,991
Furniture and fixtures	24,493	19,727
Computer hardware	13,698	12,655
Computer software	10,917	7,250
Construction in progress	20,871	5,853

	180,251	144,476
Less accumulated depreciation	62,747	54,503

	$117,504	$89,973

9. Segment Information
     The Company’s operations are conducted through three reportable segments consisting of retail operations, international franchising and licensing and entertainment. The retail operations segment includes the operating activities of the stores in the United States, Canada, the United Kingdom and Ireland, and other retail delivery operations, including the Company’s web store and non-mall locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with locations outside of the United States, Canada, the United Kingdom and Ireland. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and have different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.
     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

		International	Licensing &
	Retail	Franchising	Entertainment	Total
Thirteen weeks ended July 1, 2006
Net sales to external customers	$92,962	$636	$59	$93,657
Net income before income taxes	5,174	217	10	5,401
Capital expenditures	21,668	23	—	21,691
Depreciation and amortization	5,871	214	2	6,087

Thirteen weeks ended July 2, 2005
Net sales to external customers	73,279	334	86	73,699
Net income (loss) before income taxes	5,799	(157)	—	5,642
Capital expenditures	10,590	—	—	10,590
Depreciation and amortization	4,212	140	—	4,352

Twenty-six weeks ended July 1, 2006
Net sales to external customers	$190,692	$1,327	$269	$192,288
Net income before income taxes	18,344	488	140	18,972
Capital expenditures	31,327	26	—	31,353
Depreciation and amortization	10,505	359	4	10,868

Twenty-six weeks ended July 2, 2005
Net sales to external customers	159,002	640	116	159,758
Net income (loss) before income taxes	18,909	(291)	21	18,639
Capital expenditures	16,061	30	—	16,091
Depreciation and amortization	8,243	274	—	8,517

Total Assets as of:
July 1, 2006	$239,450	$2,126	$1,192	$242,768
July 2, 2005	181,795	4,601	747	187,143
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

	North	United Kingdom
	America	& Ireland	Other	Total
Thirteen weeks ended July 1, 2006
Net sales to external customers	$85,521	$7,500	$636	$93,657
Property and equipment, net	108,768	8,716	20	117,504
Thirteen weeks ended July 2, 2005
Net sales to external customers	73,365	53	281	73,699
Property and equipment, net	83,730	—	—	83,730

Twenty-six weeks ended July 1, 2006
Net sales to external customers	$183,461	$7,500	$1,327	$192,288
Property and equipment, net	108,768	8,716	20	117,504
Twenty-six weeks ended July 2, 2005
Net sales to external customers	159,118	127	513	159,758
Property and equipment, net	83,730	—	—	83,730

10. Subsequent Events
     On July 3, 2006, the Company entered into an amendment to its line of credit with U.S. Bank National Association. The amendment provides for a seasonal overline on the line of credit to be in effect from July 1 to December 31 of each year, during which the line availability will increase from $15 million to $30 million. In addition, the funded debt ratio covenant was reduced from 2:1 to 1.5:1, and the pricing was amended from prime minus 0.5% to the Company’s option of prime minus 1.0% or LIBOR plus 1.5%. Also, the negative pledge on all the Company’s assets contained in the credit agreement was amended to a “double” negative pledge, whereby the Company agrees not to offer a negative pledge on any of its assets to other parties. The credit agreement amendment was effective June 30, 2006.
11. New Accounting Pronouncements
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This issue will not impact the method for recording these sales taxes in our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, and the following: we may be unable to generate comparable store sales growth; our marketing initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to successfully integrate The Bear Factory and Amsbra or operate those companies and stores in a profitable manner; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; general economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; our market share could be adversely affected by a significant, or increased, number of competitors; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to construct and open our new distribution center timely or on budget or operate it in an efficient and effective manner; third parties that manage our warehousing and distribution functions may perform poorly; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; and we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations.
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
Overview
     We are the leading, and only global company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of July 1, 2006, we operated 216 stores in 44 states and Canada, 40 stores in the United Kingdom and Ireland, and had 22 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as locations in Major League Baseball® ballparks, a location in a zoo and our presence at event-based locations through our mobile store.
     On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s U.K. franchisee (U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Approximately four of those locations are expected to close during fiscal 2006. Of those four locations, two are closing due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations to be closed are concessions within department stores which is a format that we have chosen not to continue. We expect to convert and rebrand 25 Bear Factory stores to Build-A-Bear Workshop stores in time for the 2006 holiday season resulting in a unified company brand throughout the U.K. and Ireland. During the store conversion and rebranding process, stores are temporarily closed on average for 22 days while many of the costs to operate the stores continue. Therefore, the company expects the acquisition to be dilutive to earnings during fiscal 2006. The Company expects to improve sales performance and adopt best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base, and to realize earnings accretion from the acquisition in fiscal 2007.
     We operate in three reportable segments (retail operations, international franchising and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	United States, Canada, the United Kingdom and Ireland retail stores, a webstore and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.
     Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
     Store contribution, for our consolidated operations, was 25.1% for the twenty-six weeks ended July 1, 2006 and 27.7% for the twenty-six weeks ended July 2, 2005 and consolidated net income as a percentage of total revenues was 5.9% for the twenty-six weeks ended July 1, 2006 and 7.2% for the twenty-six weeks ended July 2, 2005. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. We believe the decrease in our store contribution over the prior year was primarily due to the decline in comparable store sales and a decrease in our gross margin. Due to the discretionary nature of our products, we believe that comparable store sales are being impacted by the more difficult economic conditions being experienced by consumers. The decrease in gross margin was anticipated and resulted from higher occupancy costs as a percentage of net retail sales at the U.K. stores. We have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of store supplies and other expenses.
     We use comparable store sales as a key performance measure for our business. The percentage increase (decrease) in comparable store sales for the periods presented below is as follows:

Thirteen Weeks Ended
July 1, 2006	July 2, 2005
(4.4)%	(6.9)%

Twenty-Six Weeks Ended
July 1, 2006	July 2, 2005
(4.1)%	(0.6)%

     Comparable store sales decreased by 4.4% in the thirteen weeks ended July 1, 2006 compared to the thirteen weeks ended July 2, 2005. For the twenty-six weeks ended July 1, 2006, comparable store sales declined by 4.1%. Due to the discretionary nature of our products, we believe that comparable store sales are being impacted by the more difficult macro economic conditions being experienced by consumers.
Expansion and Growth Potential
Retail Stores:
     The table below sets forth the number of Build-A-Bear Workshop stores in the United States, Canada, the United Kingdom and Ireland, for the periods presented:

	Twenty-six weeks ended
	July 1, 2006	July 2, 2005
Beginning of period	200	170
UK acquisition	40	—
Opened	16	16
Closed	—	—

End of period	256	186

     During fiscal 2006, we anticipate opening approximately 31 Build-A-Bear Workshop stores in the United States and Canada, and approximately three stores in the United Kingdom. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 to 75 stores in the United Kingdom and Ireland. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. There were two Friends 2B Made locations opened in the thirteen weeks ended July 1, 2006. As of July 1, 2006, there were a total of eight Friends 2B Made locations, all of which were located in or adjacent to Build-A-Bear Workshop stores. These Friends 2B Made stores are not considered new stores but rather expansions of Build-A-Bear Workshop stores. During fiscal 2006 we anticipate opening one additional Friends 2B Made store that will be separate from a Build-A-Bear Workshop store. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores.
Non-Store Locations:
     In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. In the thirteen weeks ended July 1, 2006, we opened one additional location within a Major League Baseball® ballpark to bring our total number of ballpark locations to five as of July 1, 2006. We also opened our first store within a zoo during the twenty-six weeks ended July 1, 2006.
International Franchise Revenue:
     Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Twenty-six weeks ended
	July 1, 2006	July 2, 2005
Beginning of period	30	12
U.K. Acquisition	(11)	—
Opened	3	4
Closed	—	—

End of period	22	16

     As of July 1, 2006, we had 13 master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 15 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open 10 to 12 stores in fiscal 2006. Our outlook for new international store openings in fiscal 2006 has declined slightly primarily due to the availability of appropriate real estate locations. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom and Ireland.
     On April 2, 2006, we acquired Amsbra Limited (Amsbra), our franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom (U.K. Acquisition). Amsbra owned all 11 franchised Build-A-Bear Workshop stores in the United Kingdom. Upon completion of the transaction, all of the franchised locations in the United Kingdom became company owned stores.
     Results of Operations
     The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenues:
Net retail sales	99.2	99.4	99.2	99.5
Franchise fees	0.7	0.5	0.7	0.4
Licensing revenue	0.1	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	56.1	52.9	53.5	51.3
Selling, general and administrative	37.1	37.6	36.5	35.8
Store preopening	1.7	2.6	1.1	2.0
Interest expense (income), net	(0.3)	(0.5)	(0.6)	(0.5)

Total costs and expenses	94.2	92.3	90.1	88.3

Income before income taxes	5.8	7.7	9.9	11.7
Income tax expense	2.6	2.9	4.0	4.5

Net income	3.2	4.8	5.9	7.2

Gross Margin % (2)	43.9%	47.1%	46.5%	48.7%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.
Thirteen weeks ended July 1, 2006 compared to thirteen weeks ended July 2, 2005
     Total revenues. Net retail sales increased to $93.0 million for the thirteen weeks ended July 1, 2006 from $73.3 million for the thirteen weeks ended July 2, 2005, an increase of $19.7 million, or 26.9%. Net retail sales for new stores contributed a $13.0 million increase in net retail sales. U.K. Acquisition sales contributed $7.5 million and sales from non-store locations and non-comparable stores contributed a $1.8 million increase in net retail sales. Sales over the Internet increased by $0.4 million, or 32.3%. Comparable store sales decreased $3.0 million, or 4.4%. Due to the discretionary nature of our products, we believe that comparable store sales are being impacted by the more difficult macro economic conditions being experienced by consumers.
     Revenue from franchise fees increased to $0.6 million for the thirteen weeks ended July 1, 2006 from $0.3 million for the thirteen weeks ended July 2, 2005, an increase of $0.3 million. This increase was primarily due to the addition of new franchise agreements and new franchised stores opened in the past year.
     Gross margin. Gross margin increased to $40.8 million for the thirteen weeks ended July 1, 2006 from $34.5 million for the thirteen weeks ended July 2, 2005, an increase of $6.3 million, or 18.3%. As a percentage of net retail sales, gross margin decreased to 43.9% for the thirteen weeks ended July 1, 2006 from 47.1% for the thirteen weeks ended July 2, 2005, a decrease of 3.2%. This decrease was anticipated and resulted from higher occupancy costs as a percentage of net retail sales in the U.K. Gross margin as a percentage of net retail sales for stores in the United States and Canada, improved slightly to 47.1% for the thirteen weeks ended July 1, 2006 from 46.8% for the thirteen weeks ended July 2, 2005. This increase resulted primarily from improved merchandise margin, which offset higher shipping and transportation costs resulting from rising oil and petroleum prices and higher occupancy costs as a percentage of net retail sales due to declines in comparable store sales.
     Selling, general and administrative. Selling, general and administrative expenses were $34.8 million for the thirteen weeks ended July 1, 2006 as compared to $27.7 million for the thirteen weeks ended July 2, 2005, an increase of $7.1 million, or 25.6%. As a percentage of total revenues, selling, general and administrative expenses decreased to 37.1% for the thirteen weeks ended July 1, 2006 as compared to 37.6% for the thirteen weeks ended July 2, 2005, a decrease of 0.5%. The dollar increase was primarily due to higher selling, general and administrative costs associated with the U.K. Acquisition, and having 70 more stores in operation at July 1, 2006 as compared to July 2, 2005. The decrease in selling, general and administrative expenses as a percent of revenue was primarily due to the leveraging of store payroll and central office general and administrative expenses, primarily management payroll, over a larger revenue base. The central office management payroll reduction as a percent of revenues resulted primarily from a reduction in performance-based bonus expense, partially offset by an increase in stock-based compensation expense.
     Store preopening. Store preopening expense was $1.6 million for the thirteen weeks ended July 1, 2006 as compared to $1.9 million for the thirteen weeks ended July 2, 2005. Approximately $0.6 million of this decrease was due to preopening costs in the prior year related to our flagship store in New York City, which opened in July 2005. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.
     Interest expense (income), net. Interest income, net of interest expense, was $0.3 million for the thirteen weeks ended July 1, 2006 as compared to $0.4 million for the thirteen weeks ended July 2, 2005. This decrease was due to lower cash balances in the fiscal 2006 second quarter as compared to the second fiscal 2005 second quarter.
     Provision for income taxes. The provision for income taxes was $2.4 million for the thirteen weeks ended July 1, 2006 as compared to $2.1 million for the thirteen weeks ended July 2, 2005. The effective tax rate was 44.5% for the thirteen weeks ended July 1, 2006 compared to 38.1% for the thirteen weeks ended July 2, 2005. The higher effective tax rate in the current period resulted from the impact of the U.K. Acquisition and the inability to record a benefit for net operating losses anticipated to be generated by the U.K. operations in the current year. We expect the effective tax rate for full year 2006 to approximate 40% compared to 38.5% in fiscal year 2005.
Twenty-six weeks ended July 1, 2006 compared to twenty-six weeks ended July 2, 2005
     Total revenues. Net retail sales increased to $190.7 million for the twenty-six weeks ended July 1, 2006 from $159.0 million for the twenty-six weeks ended July 2, 2005, an increase of $31.7 million, or 19.9%. Net retail sales for new stores contributed a $28.2 million increase in net retail sales. U.K. Acquisition sales contributed $7.5 million and sales from non-store locations and non-comparable stores contributed a $1.3 million increase in net retail sales. Sales over the Internet increased by $0.8 million, or 22.5%. Comparable store sales decreased $6.1 million, or 4.1%. We believe that comparable store sales are being impacted by the more difficult macro economic conditions being experienced by consumers.
     Revenue from franchise fees increased to $1.3 million for the twenty-six weeks ended July 1, 2006 from $0.6 million for the twenty-six weeks ended July 2, 2005, an increase of $0.7 million. This increase was primarily due to the addition of new franchisee agreements and new franchised stores opened in the past year. Licensing revenue increase to $0.3 million for the twenty-six weeks ended July 1, 2006 from $0.1 million for the twenty-six weeks ended July 2, 2005.
     Gross margin. Gross margin increased to $88.6 million for the twenty-six weeks ended July 1, 2006 from $77.8 million for the twenty-six weeks ended July 2, 2005, an increase of $10.8 million, or 13.9%. As a percentage of net retail sales, gross margin decreased to 46.5% for the twenty-six weeks ended July 1, 2006 from 48.7% for the twenty-six weeks ended July 2, 2005, a decrease of 2.2%. This decrease was anticipated and resulted primarily from higher occupancy costs as a percentage of net retail sales in the U.K. Higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales, and higher shipping and transportation costs, also contributed to the decline in gross margin as a percentage of net retail sales.
     Selling, general and administrative. Selling, general and administrative expenses were $70.2 million for the twenty-six weeks ended July 1, 2006 as compared to $57.6 million for the twenty-six weeks ended July 2, 2005, an increase of $12.7 million, or 22.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 36.5% for the twenty-six weeks ended July 1, 2006 as compared to 35.8% for the twenty-six weeks ended July 2, 2005, an increase of 0.7%. The dollar increase was primarily due to having 70 more stores in operation at July 1, 2006 as compared to July 2, 2005, higher central office expenses required to support a larger store base, higher selling, general and administrative costs associated with the U.K. Acquisition, as well as, higher stock-based compensation expense. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to the increased stock-based compensation expense which was partially offset by lower performance-based bonus expense and the leveraging of store payroll, over a larger revenue base.
     Store preopening. Store preopening expense was $2.2 million for the twenty-six weeks ended July 1, 2006 as compared to $3.1 million for the twenty-six weeks ended July 2, 2005. Approximately $1.5 million of this decrease was due to preopening costs in the prior year related to our flagship store in New York City, which opened in July 2005. We expect to open ten stores during the fiscal 2006 third quarter (13-weeks ended September 30, 2006) as compared to seven stores opened during the same period in fiscal 2005. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.
     Interest expense (income), net. Interest income, net of interest expense, was $1.2 million for the twenty-six weeks ended July 1, 2006 as compared to $0.7 million for the twenty-six weeks ended July 2, 2005. This increase was due to higher cash balances and higher interest rates in the fiscal 2006 period as compared to the fiscal 2005 period.
     Provision for income taxes. The provision for income taxes was $7.6 million for the twenty-six weeks ended July 1, 2006 as compared to $7.2 million for the twenty-six weeks ended July 2, 2005. The effective tax rate was 40.2% for the twenty-six weeks ended July 1, 2006 and 38.5% for the twenty-six weeks ended July 2, 2005. The higher effective tax rate in the fiscal 2006 period resulted from the impact of the U.K. Acquisition and the inability to record a benefit for net operating losses anticipated to be generated by the U.K. operations in the current year. We expect the effective tax rate for full year 2006 to approximate 40% compared to 38.5% in fiscal year 2005.
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
     The following table sets forth a reconciliation of store contribution to net income for our stores located in the U.S. and Canada (North America), stores located in the U.K. and Ireland (United Kingdom), and for our consolidated store base, stores in the U.S., Canada, U.K. and Ireland (total) (in thousands):

	Twenty-six weeks ended			Twenty-six weeks ended
	July 1, 2006			July 2, 2005
	North	United		North	United
	America	Kingdom	Total	America	Kingdom	Total
Net income	$14,045	$(2,700)	$11,345	$11,463	$—	$11,463
Income tax expense	7,627	—	7,627	7,176	—	7,176
Interest expense (income)	(1,165)	—	(1,165)	(746)	—	(746)
Store depreciation and amortization (1)	7,790	408	8,198	6,579	—	6,579
Store preopening expense	2,020	177	2,197	3,117	—	3,117
General and administrative expense (2)	19,178	845	20,023	15,856	—	15,856
Franchising and licensing contribution (3)	(963)	—	(963)	(4)	—	(4)
Non-store activity contribution (4)	(1,108)	—	(1,108)	(969)	—	(969)

Store contribution	$47,424	$(1,270)	$46,154	$42,472	$—	$42,472

Total revenues	$184,788	$7,500	$192,288	$159,758	$—	$159,758
Franchising and licensing revenues	(1,660)	—	(1,660)	(756)	—	(756)
Revenues from non-store activities (4)	(6,502)	—	6,502)	(5,526)	—	(5,526)

Store location net retail sales	$176,626	$7,500	$184,126	$153,476	$—	$153,476

Store contribution as a percentage of store location net retail sales	26.8%	-16.9%	25.1%	27.7%	0.0%	27.7%

Total net income as a percentage of total revenues	7.6%	-36.0%	5.9%	7.2%	0.0%	7.2%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

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
     Historically, for North American stores (U.S. and Canada) open more than twelve months, seasonality has not been a significant factor in our results of operations, although we cannot assure you that this will continue to be the case. U.K.-based store sales have historically been weighted more heavily in the fourth quarter as compared to North American stores. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years.
Liquidity and Capital Resources
     Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors and through our initial public offering, cash flow provided by operations and our revolving line of credit.
     Operating Activities. Cash used in operating activities was $11.2 million for the twenty-six weeks ended July 1, 2006 as compared with cash used in operating activities of $7.1 million for the twenty-six weeks ended July 2, 2005, or an increase of $4.1 million. This increase over the year ago period was primarily due to the change in deferred taxes of $3.2 million. In addition, changes in assets and liabilities, excluding cash, which used cash of $32.0 million for the twenty-six weeks ended July 1, 2006 as compared to using cash of $30.8 million for the twenty-six weeks ended July 2, 2005, an increase in the use of cash of $1.2 million. The variances in changes in assets and liabilities from the prior year were primarily due to the U.K. Acquisition and the associated working capital changes. Also, the adoption of SFAS 123R led to the reclassification of the tax benefit from the exercise of stock options from operating activities to financing activities. This caused the impact of this line item on cash flows from operating activities to decrease by $2.7 million from the prior period. These uses of cash were partially offset by increases over the year ago period in depreciation and amortization of $2.4 million.
     Investing Activities. Cash used in investing activities was $71.1 million for the twenty-six weeks ended July 1, 2006 as compared to $16.6 million for the twenty-six weeks ended July 2, 2005. Cash used in investing activities relates primarily to the U.K. Acquisition which used $38.3 million in cash. The increase also relates to progress payments on construction of a company-owned distribution center, and on stores scheduled to open throughout fiscal 2006.
     Financing Activities. Cash provided by financing activities was $1.8 million in the twenty-six weeks ended July 1, 2006 which consisted primarily of proceeds from the exercise of employee stock options and the tax benefit from the exercise of stock options. Cash flows provided by financing activities of $4.3 million for the thirteen weeks ended July 2, 2005 consisted primarily of proceeds from the exercise of employee stock options and the collection of a note receivable from one of our officers. No borrowings were made under our line of credit in either the twenty-six weeks ended July 1, 2006 or the twenty-six weeks ended July 2, 2005.
     Capital Resources. As of July 1, 2006, we had a cash balance of $10.6 million. We also have a line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 30, 2006 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the vendor based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2007 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at the company’s option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of July 1, 2006, we were in compliance with these covenants. There were no borrowings under our line of credit as of July 1, 2006. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of July 1, 2006. Accordingly, there was approximately $28.9 million available for borrowing under the line of credit as of July 1, 2006.
     Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America typically have a ten-year term and contain provisions for base rent plus percentage rent based on defined sales levels. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third to fourth year of the lease, if a certain minimum sales volume is not achieved. In addition, some of these leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases.
     Our leases in the U.K. typically have terms of 10-15 years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease.
     In fiscal 2006, we expect to spend a total of approximately $60 million on capital expenditures. Capital spending through the twenty-six weeks ended July 1, 2006 totaled $31.4 million, on track with our full year plans. Capital spending in fiscal 2006 is primarily for the construction of our new distribution center, the opening of approximately 34 new stores (31 in North America and three in the United Kingdom), the re-branding of 25 stores in the United Kingdom, and the continued installation and upgrades of central office information technology systems. In fiscal 2005, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately

$0.6 million. We anticipate the investment per store in fiscal 2006 will be approximately the same as fiscal 2005.
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
Income Taxes
     We provide for income taxes based on our estimate of federal, statutory, and state income tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. We file our tax returns with the advice and consultations of tax consultants. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws.

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
New Accounting Pronouncements
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This issue will not impact the method for recording these sales taxes in our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the twenty-six weeks ended July 1, 2006. Accordingly, a 100 basis point change in interest rates would result in no material change to our recorded interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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
     It should be noted that while our management, including the chief Executive Bear and the Chief Financial Bear, believe the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company’s disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     On April 2, 2006, the Company acquired Amsbra Limited (Amsbra), our franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom (U.K. Acquisition). This significant business is a separate control environment. The evaluation of disclosure controls and procedures referred to in the paragraph above included the U.K. Acquisition. However, the Company will exclude this business from management’s report on internal controls over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 30, 2006.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     At our annual meeting of stockholders held on May 11, 2006, the following matters were submitted to a vote of the stockholders:
Final Voting Results
Item No. 1
     The election of the Class II Directors identified below to the Board of Directors of Build-A-Bear Workshop, Inc. to serve until 2009 or until their successors are elected and qualified. The final voting results were:

Election of Class II Directors	For	Withheld
William Reisler	19,032,909	194,336
Coleman Peterson	19,023,466	203,779
Item No. 2

	For	Against	Abstain
Ratification of KPMG LLP	19,211,544	11,413	4,288
     All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, Barry Erdos, James Gould, Joan Ryan, Maxine Clark, Mary Lou Fiala and Louis Mucci continue to serve as directors. Messrs. Erdos and Gould and Ms. Ryan service as Class III directors, and their terms will expire at the 2007 annual meeting. Ms. Clark, Ms. Fiala and Mr. Mucci service as Class I directors and their terms will expire at the 2008 annual meeting.
     Coleman Peterson was appointed to the Board of Directors effective November 10, 2005 and Joan Ryan was appointed to the Board of Directors effective February 28, 2005.
     Mr. Ebsworth agreed to continue to serve the Company as Board Member Emeritus effective after the 2006 annual meeting.

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

Date: August 10, 2006
BUILD-A-BEAR WORKSHOP, INC. (Registrant)
	By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary