Form 10-Q
period 2006-09-30
BUILD A BEAR WORKSHOP INC
filed 2006-11-09
CIK 1113809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-32320
BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1954 Innerbelt Business Center Drive St. Louis, Missouri (Address of Principal Executive Offices)	63114 (Zip Code)
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
Yes ☐     No ☑
     As of November 8, 2006, there were 20,518,886 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,837	$90,950
Inventories	48,112	40,157
Receivables	8,558	6,629
Prepaid expenses and other current assets	13,333	6,839
Deferred tax assets	3,941	3,232

Total current assets	83,781	147,807
Property and equipment, net	129,169	89,973
Note receivable from franchisee	—	4,518
Goodwill	32,409	—
Other intangible assets, net	3,233	1,454
Other assets, net	4,674	2,356

Total Assets	$253,266	$246,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,056	$34,996
Accrued expenses	5,894	15,792
Gift cards and customer deposits	14,819	22,865
Deferred revenue	9,278	7,508

Total current liabilities	65,047	81,161

Deferred franchise revenue	3,324	2,306
Deferred rent	35,421	30,687
Other liabilities	479	586
Deferred tax liabilities	438	1,011

Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,502,375 and 20,120,655 shares, respectively	205	201
Additional paid-in capital	87,599	85,259
Other comprehensive income	(5)	—
Retained earnings	60,758	46,700
Note receivable from officer	—	(151)
Unearned compensation	—	(1,652)

Total stockholders’ equity	148,557	130,357

Total Liabilities and Stockholders’ Equity	$253,266	$246,108

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues:
Net retail sales	$100,582	$83,239	$291,274	$242,241
Franchise fees	649	507	1,975	1,147
Licensing revenue	288	271	558	387

Total revenues	101,519	84,017	293,807	243,775

Costs and expenses:
Cost of merchandise sold	58,130	43,289	160,180	124,464
Selling, general and administrative	38,073	31,336	108,307	88,909
Store preopening	1,127	1,281	3,324	4,398
Interest expense (income), net	(192)	(434)	(1,357)	(1,180)

Total costs and expenses	97,138	75,472	270,454	216,591

Income before income taxes	4,381	8,545	23,353	27,184
Income tax expense	1,669	3,290	9,296	10,466

Net income	$2,712	$5,255	$14,057	$16,718

Earnings per common share:
Basic	$0.13	$0.26	$0.70	$0.85

Diluted	$0.13	$0.26	$0.69	$0.83

Shares used in computing common per share amounts:
Basic	20,176,642	19,874,869	20,135,944	19,650,364
Diluted	20,438,226	20,234,749	20,429,034	20,194,093
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-nine weeks ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income	$14,057	$16,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,049	12,821
Deferred taxes	(3,195)	552
Tax benefit from stock option exercises	(802)	2,444
Loss on disposal of property and equipment	73	322
Stock-based compensation	1,959	358
Change in assets and liabilities:
Inventories	(4,690)	(3,332)
Receivables	77	(2,432)
Prepaid expenses and other assets	(2,599)	(4,086)
Accounts payable	(7,650)	(8,158)
Accrued expenses and other liabilities	(9,899)	(10,120)

Net cash provided by operating activities	3,380	5,087

Cash flows from investing activities:
Purchases of property and equipment	(46,054)	(22,575)
Purchases of other assets	(1,720)	(885)
Loan to franchisee	—	(2,540)
Purchase of business, net of cash acquired	(39,061)	—

Net cash used in investing activities	(86,835)	(26,000)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	1,492	3,505
Collection of note receivable from officer	—	1,645
Tax benefit from stock option exercises	802	—

Net cash provided by financing activities	2,294	5,150

Effect of exchange rates on cash	48	—

Net decrease in cash and cash equivalents	(81,113)	(15,763)
Cash and cash equivalents, beginning of period	90,950	67,327

Cash and cash equivalents, end of period	$9,837	$51,564

Noncash transactions:
Return of common stock in lieu of tax withholdings and option exercises	$211	$2,411
Return of common stock for repayment of note receivable from officer	$141	$—
See accompanying notes to condensed consolidated financial statements.

1. Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 31, 2005 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
     Certain reclassifications were made to prior period financial statements to be consistent with the current fiscal period presentation.
Foreign Currency Translation
Assets and liabilities of the Company’s foreign operations are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the years. Translation adjustments are reported in other comprehensive income, a separate component of stockholders’ equity.
2. Business Acquisition
     On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. The aggregate cash purchase price for the U.K. Acquisition was $37.6 million, excluding acquisition and severance costs of $1.7 million and net of cash acquired of $0.3 million. In addition to the cash purchase price, the Company had previously advanced $4.5 million to Amsbra as a note receivable. The amount of this note receivable and the related accrued interest is a component of the purchase price.
     The Company has not completed its assessment of the U.K. Acquisition assets and liabilities. Until that assessment is complete, the allocation of the purchase price is preliminary and may be subject to revisions.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$7,856
Property and equipment	6,351
Goodwill	28,830
Intangibles	1,824

Total assets acquired	44,861

Current liabilites assumed	(7,228)
Loan previously advanced	4,517

Total purchase price	$42,150

     The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the U.K. Acquisition had occurred on January 2, 2005 (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Revenue	$101,610	$92,873	$303,031	$271,162
Net Income	3,403	2,458	12,462	9,175

Basic earnings per common share:	$0.17	$0.12	$0.62	$0.47
Diluted earnings per common share:	$0.17	$0.12	$0.61	$0.45
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
3. Goodwill
     In connection with our U.K. Acquisition, we acquired goodwill. This asset was recorded in accordance with SFAS No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the Company’s goodwill (in thousands):

U.K. Acquisition	$28,830
Acquisition costs	1,005
Severance costs	729

30,564

Effect of foreign currency translation	1,845

Goodwill, as of September 30, 2006	$32,409

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
     For the thirteen weeks ended September 30, 2006, selling, general and administrative expense includes $0.7 million ($0.4 million after tax) of stock-based compensation expense which had a $0.02 impact on both basic and diluted earnings per share. Of this amount, $0.1 million ($53,000 after tax) is attributable to the Company’s adoption of SFAS 123R. This incremental expense from the adoption of SFAS 123R did not reduce basic or diluted earnings per share based upon the insignificance of the expense. The additional stock-based compensation expense not related to the adoption of SFAS 123R was related to the vesting of restricted stock awards.
     As of September 30, 2006, there was $5.3 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 3.14 years.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006 (in thousands except per share amounts):

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 1, 2005	October 1, 2005
Net income:
As reported	$5,255	$16,718
Add stock-based employee compensation expense recorded, net of related tax effects	88	220
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(80)	(1,031)

Pro Forma	$5,263	$15,907

Basic earnings per common share:
As reported	$0.26	$0.85

Pro forma	$0.26	$0.81

Diluted earnings per common share:
As reported	$0.26	$0.83

Pro forma	$0.26	$0.79

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the thirteen and thirty-nine weeks ended October 1, 2005: (a) dividend yield of 0%; (b) expected volatility of 50%; (c) risk-free interest rate of 3.5%; and (d) a weighted average expected life of 6.3 years. The weighted average grant date fair value of options granted in the thirteen weeks ended October 1, 2005 was $12.36 and for thirty-nine weeks ended October 1, 2005 was $17.24. There were no new options granted in the thirteen or thirty-nine weeks ended September 30, 2006. The pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – An Interpretation of APB Opinions No. 15 and 25. Upon adoption of SFAS 123R, the Company made a policy decision that the straight-line expense attribution method would be utilized for all future stock-based compensation awards with graded vesting.

     Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $0.8 million, which were classified as a financing cash inflow in the thirty-nine weeks ended September 30, 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.
5. Stock Incentive Plans
     In 2000, the Company adopted the 2000 Stock Option Plan. In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, and, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).
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
     (a) Stock Options
     The following table is a summary of the balances and activity for the Plans related to stock options for the thirty-nine weeks ended September 30, 2006:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, December 31, 2005	768,623	$14.06
Granted	—	—
Exercised	159,301	6.57
Forfeited	6,226	30.66

Outstanding, September 30, 2006	603,096	$15.87	6.4	$4,164

Options Exercisable As Of:
September 30, 2006	576,846	$15.52	6.3	$4,183

     The total intrinsic value of options exercised in the thirty-nine weeks ended September 30, 2006 and October 1, 2005 was approximately $3.4 million and $9.4 million, respectively. The Company generally issues new shares to satisfy option exercises.
     (b) Restricted Stock
     The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirty-nine weeks ended September 30, 2006:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, December 31, 2005	82,946	$32.37
Granted	209,702	29.16
Vested	13,216	34.58
Canceled or expired	128	29.14

Outstanding, September 30, 2006	279,304	$29.86

     The total fair value of shares vested during the thirty-nine weeks ended October 1, 2006 was $0.5 million. No shares vested during the thirty-nine weeks ended October 1, 2005.
     In addition to the restricted stock noted above, there were previously 20,491 shares of contractually restricted stock which were issued to an officer of the Company in exchange for a nonrecourse promissory note totaling $124,995 on September 19, 2001. The note bore interest at a rate of 4.82% per annum. In September 2006, the note was repaid by the officer and 5,928 shares of the contractually restricted stock were returned and subsequently retired to satisfy the tax withholding obligation.
     (c) Associate Stock Purchase Plan
     In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 7,852 shares at $18.18 per share through the ASPP during the thirteen weeks ended September 30, 2006. The employees purchased 26,400 shares at $20.35 per share through the ASPP during the thirty-nine weeks ended September 30, 2006. The expense recorded related to the ASPP during the thirteen and thirty-nine weeks ended September 30, 2006 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen and thirty-nine weeks ended September 30, 2006 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. Prior to the adoption of SFAS 123R, the ASPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.
6. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income allocated to common stockholders	$2,712	$5,255	$14,057	$16,718

Weighted average number of common shares outstanding	20,176,642	19,874,869	20,135,944	19,650,364

Effect of dilutive securities:
Stock options	210,586	345,489	246,839	455,357
Restricted stock	50,998	14,391	46,251	88,372

Weighted average number of common shares — dilutive	20,438,226	20,234,749	20,429,034	20,194,093

Earnings per share:
Basic:	$0.13	$0.26	$0.70	$0.85

Diluted	$0.13	$0.26	$0.69	$0.83

     In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended September 30, 2006, options to purchase 203,084 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 202,381 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.
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
7. Comprehensive Income
     Comprehensive income for the thirteen weeks ended September 30, 2006 and October 1, 2005 was $2.8 million and $5.3 million, respectively. For the thirty-nine week period ended September 30, 2006 and October 1, 2005 comprehensive income was $14.1 million and $16.7 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.
8. Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land	$2,251	$—
Furniture and fixtures	31,004	19,727
Computer hardware	14,789	12,655
Building	14,721	—
Leasehold improvements	116,034	98,991
Computer software	12,879	7,250
Construction in progress	5,400	5,853

	197,078	144,476
Less accumulated depreciation	67,909	54,503

	$129,169	$89,873

9. Segment Information
     The Company’s operations are conducted through three reportable segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland, and other retail delivery operations, including the Company’s web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, and Australia. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.
     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

		International	Licensing &
	Retail	Franchising	Entertainment	Total
Thirteen weeks ended September 30, 2006
Net sales to external customers	$100,582	$649	$288	$101,519
Income before income taxes	4,018	349	14	4,381
Capital expenditures	16,002	—	—	16,002
Depreciation and amortization	5,027	148	5	5,180

Thirteen weeks ended October 1, 2005
Net sales to external customers	83,239	507	271	84,017
Income before income taxes	8,272	113	160	8,545
Capital expenditures	6,508	—	—	6,508
Depreciation and amortization	4,195	109	—	4,304

Thirty-nine weeks ended September 30, 2006
Net sales to external customers	$291,274	$1,975	$558	$293,807
Income before income taxes	22,361	838	154	23,353
Capital expenditures	47,329	26	—	47,355
Depreciation and amortization	15,533	507	9	16,049

Thirty nine weeks ended October 1, 2005
Net sales to external customers	242,241	1,147	387	243,775
Income before income taxes	27,181	(178)	181	27,184
Capital expenditures	22,569	30	—	22,599
Depreciation and amortization	12,438	383	—	12,821

Total Assets as of:
September 30, 2006	$249,404	$2,345	$1,517	$253,266
October 1, 2005	189,629	6,016	1,050	196,695
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

	North	United Kingdom
	America	& Ireland	Other	Total
Thirteen weeks ended September 30, 2006
Net sales to external customers	$91,450	$9,420	$649	$101,519
Property and equipment, net	116,627	12,521	21	129,169
Thirteen weeks ended October 1, 2005
Net sales to external customers	83,510	98	409	84,017
Property and equipment, net	86,207	—	—	86,207

Thirty-nine weeks ended September 30, 2006
Net sales to external customers	$274,911	$16,920	$1,976	$293,807
Property and equipment, net	116,627	12,521	21	129,169
Thirty-nine weeks ended October 1, 2005
Net sales to external customers	242,628	224	923	243,775
Property and equipment, net	83,730	—	—	83,730
10. New Accounting Pronouncements
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. The company will adopt this consensus as required and adoption is not expected to have an impact on the Company’s consolidated financial statements.
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
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently assessing the financial impact of SFAS 157 on its consolidated financial statements.

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
Overview
     We are the leading, and only global company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed primarily for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of September 30, 2006, we operated 226 stores in 44 states and Canada, 38 stores in the United Kingdom and Ireland, and had 27 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as non-traditional store locations in Major League Baseball® ballparks, a location in a zoo and our presence at event-based locations through our mobile store.

     On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Approximately four of those locations are expected to close during fiscal 2006. Of those four locations, two are closing due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations, which closed in the third quarter, are concessions within department stores which is a format that we have chosen not to continue. We expect to convert and rebrand 25 Bear Factory stores to Build-A-Bear Workshop stores in time for the 2006 holiday season resulting in a unified company brand throughout the U.K. and Ireland. During the store conversion and rebranding process, stores are temporarily closed on average for 22 days while many of the costs to operate the stores continue. Therefore, the Company expects the acquisition to be dilutive to earnings during fiscal 2006. The Company expects to improve sales performance and adopt best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base, and to realize earnings accretion from the acquisition in fiscal 2007.
     We operate in three reportable segments (retail, international franchising, and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:
•	Company owned retail stores located in the United States, Canada, the United Kingdom and Ireland retail stores, a webstore and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.
     Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
     Store contribution, for our consolidated operations, was 22.8% for the thirty-nine weeks ended September 30, 2006 and 27.0% for the thirty-nine weeks ended October 1, 2005 and consolidated net income as a percentage of total revenues was 4.8% for the thirty-nine weeks ended September 30, 2006 and 6.9% for the thirty-nine weeks ended October 1, 2005. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin. The decrease in gross margin was anticipated and primarily resulted from higher occupancy costs as a percentage of net retail sales at the U.K. stores and costs associated with transitioning from a third-party distribution center to a company-owned center in the U.S. We have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of store supplies and other expenses.
     We use comparable store sales as a performance measure for our business. The percentage increase (decrease) in comparable store sales for the periods presented below is as follows:

Thirteen weeks ended		Thirty-nine weeks ended
September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
(5.8)%	1.3%	(4.6)%	0.0%

     Comparable store sales decreased by 5.8% in the thirteen weeks ended September 30, 2006 compared to the thirteen weeks ended October 1, 2005. For the thirty-nine weeks ended September 30, 2006, comparable store sales declined by 4.6%. Due to the discretionary nature of our products, we believe that comparable store sales are being impacted by the more difficult macro economic conditions generally impacting consumers.
Expansion and Growth Potential
Retail Stores:
     The table below sets forth the number of Build-A-Bear Workshop company-owned stores in the United States, Canada, the United Kingdom and Ireland for the periods presented:

	Thirty-nine weeks ended
	September 30, 2006	October 1, 2005
Beginning of period	200	170
UK Acquisition	40	—
Opened	26	23
Closed	(2)	—

End of period	264	193

     During fiscal 2006, we anticipate opening 32 Build-A-Bear Workshop stores in the United States and Canada, and two stores in the United Kingdom. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 to 75 stores in the United Kingdom and Ireland. Store closings in the thirty-nine weeks ended September 30, 2006 are U.K. concessions within department stores which is a format that we have chosen not to continue
     In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. As of September 30, 2006, there were a total of eight Friends 2B Made locations, all of which were located in or adjacent to Build-A-Bear Workshop stores. These Friends 2B Made stores are not considered new stores but rather expansions of Build-A-Bear Workshop stores. During fiscal 2006 we anticipate opening one additional Friends 2B Made store that will be separate from a Build-A-Bear Workshop store. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores.
Non-Traditional Store Locations:
     In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of the end of September 30, 2006, we had a total of five ballpark locations. We also opened our first store within a zoo during the thirty-nine weeks ended September 30, 2006.
International Franchise Revenue:
     Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	September 30, 2006	October 1, 2005
Beginning of period	30	12
U.K. Acquisition	(11)	—
Opened	8	8
Closed	—	—

End of period	27	20

     As of September 30, 2006, we had 13 master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 15 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open a total of 10 to 12 stores in fiscal 2006. Our outlook for new international store openings in fiscal 2006 has declined slightly primarily due to the availability of appropriate real estate locations. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom and Ireland.
     On April 2, 2006, we acquired Amsbra Limited (Amsbra), our former franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom (collectively, the U.K. Acquisition). Amsbra owned all 11 franchised Build-A-Bear Workshop stores in the United Kingdom. Upon completion of the U.K. Acquisition, all of the franchised locations in the United Kingdom became company-owned stores.
     Results of Operations
     The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenues:
Net retail sales	99.1	99.1	99.1	99.3
Franchise fees	0.6	0.6	0.7	0.5
Licensing revenue	0.3	0.3	0.2	0.2

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	57.8	52.0	55.0	51.4
Selling, general and administrative	37.5	37.3	36.9	36.5
Store preopening	1.1	1.5	1.1	1.8
Interest expense (income), net	(0.2)	(0.5)	(0.5)	(0.5)

Total costs and expenses	95.7	89.8	92.1	88.8

Income before income taxes	4.3	10.2	7.9	11.2
Income tax expense	1.6	3.9	3.2	4.3

Net income	2.7	6.3	4.7	6.9

Gross Margin % (2)	42.2%	48.0%	45.0%	48.6%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended September 30, 2006 compared to thirteen weeks ended October 1, 2005
          Total revenues. Net retail sales increased to $100.6 million for the thirteen weeks ended September 30, 2006 from $83.2 million for the thirteen weeks ended October 1, 2005, an increase of $17.4 million, or 20.9%. Net retail sales for new stores in North America contributed a $11.3 million increase in net retail sales. U.K. sales contributed $9.4 million and sales from non-traditional store locations and non-comparable stores contributed a $1.8 million increase in net retail sales. Sales over the Internet increased by $0.2 million, or 16.6%. Comparable store sales decreased $4.5 million, or 5.8%. Due to the discretionary nature of our products, we believe that comparable store sales are being impacted by the more difficult macro economic conditions generally impacting consumers.
     Revenue from franchise fees increased to $0.6 million for the thirteen weeks ended September 30, 2006 from $0.5 million for the thirteen weeks ended October 1, 2005, an increase of $0.1 million. This increase was primarily due to the addition of new franchise agreements and new franchised stores opened in the past year.
     Gross margin. Gross margin increased to $42.5 million for the thirteen weeks ended September 30, 2006 from $40.0 million for the thirteen weeks ended October 1, 2005, an increase of $2.5 million, or 6.3%. As a percentage of net retail sales, gross margin decreased to 42.2% for the thirteen weeks ended September 30, 2006 from 48.0% for the thirteen weeks ended October 1, 2005, a decrease of 5.8%. This decrease was anticipated and primarily resulted from higher occupancy costs as a percentage of net retail sales in the U.K. and transition costs associated with opening a company-owned distribution center.
     Selling, general and administrative. Selling, general and administrative expenses were $38.1 million for the thirteen weeks ended September 30, 2006 as compared to $31.3 million for the thirteen weeks ended October 1, 2005, an increase of $6.8 million, or 21.7%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.5% for the thirteen weeks ended September 30, 2006 as compared to 37.3% for the thirteen weeks ended October 1, 2005, an increase of 0.2%. The dollar increase was primarily due to higher selling, general and administrative costs associated with the acquired operations of the U.K., and having 63 more stores in operation at September 30, 2006 as compared to October 1, 2005. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to an increase in stock based compensation expense.
     Store preopening. Store preopening expense was $1.1 million for the thirteen weeks ended September 30, 2006 as compared to $1.3 million for the thirteen weeks ended October 1, 2005. Contributing to the higher expense during the thirty-nine weeks ended October 1, 2005 was spending of approximately $0.4 million in preopening costs related to our flagship store in New York City, which opened in October 2005. Included in store preopening expenses was a total of $0.2 million for stores in the U.K. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.
     Interest expense (income), net. Interest income, net of interest expense, was $0.2 million for the thirteen weeks ended September 30, 2006 as compared to $0.4 million for the thirteen weeks ended October 1, 2005. This decrease was due to lower cash balances in the fiscal 2006 third quarter as compared to the fiscal 2005 third quarter.
     Provision for income taxes. The provision for income taxes was $1.7 million for the thirteen weeks ended September 30, 2006 as compared to $3.3 million for the thirteen weeks ended October 1, 2005. The effective tax rate was 38.1% for the thirteen weeks ended September 30, 2006 compared to 38.5% for the thirteen weeks ended October 1, 2005. We expect the effective tax rate for full year 2006 to be approximately 40.0% compared to 38.5% in fiscal year 2005.

Thirty-nine weeks ended September 30, 2006 compared to thirty-nine weeks ended October 1, 2005
     Total revenues. Net retail sales increased to $291.3 million for the thirty-nine weeks ended September 30, 2006 from $242.2 million for the thirty-nine weeks ended October 1, 2005, an increase of $49.1 million, or 20.3%. Net retail sales for new North America stores contributed a $39.6 million increase in net retail sales. U.K. sales contributed $16.9 million and sales from non-traditional store locations and non-comparable stores contributed a $3.0 million increase in net retail sales. Sales over the Internet increased by $1.0 million, or 20.8%. Comparable store sales decreased $10.6 million, or 4.6%. We believe that comparable store sales are being impacted by the more difficult macro economic conditions generally impacting consumers.
     Revenue from franchise fees increased to $2.0 million for the thirty-nine weeks ended September 30, 2006 from $1.1 million for the thirty-nine weeks ended October 1, 2005, an increase of $0.9 million. This increase was primarily due to the addition of new franchisee agreements and new franchised stores opened in the past year. Licensing revenue increase to $0.6 million for the thirty-nine weeks ended September 30, 2006 from $0.4 million for the thirty-nine weeks ended October 1, 2005.
     Gross margin. Gross margin increased to $131.1 million for the thirty-nine weeks ended September 30, 2006 from $117.8 million for the thirty-nine weeks ended October 1, 2005, an increase of $13.3 million, or 11.3%. As a percentage of net retail sales, gross margin decreased to 45.0% for the thirty-nine weeks ended September 30, 2006 from 48.6% for the thirty-nine weeks ended October 1, 2005, a decrease of 3.6%. This decrease was anticipated and primarily resulted from higher occupancy costs as a percentage of net retail sales in the U.K. and transition costs associated with opening a company-owned distribution center in the third quarter.
     Selling, general and administrative. Selling, general and administrative expenses were $108.3 million for the thirty-nine weeks ended September 30, 2006 as compared to $88.9 million for the thirty-nine weeks ended October 1, 2005, an increase of $19.4 million, or 21.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 36.9% for the thirty-nine weeks ended September 30, 2006 as compared to 36.5% for the thirty-nine weeks ended October 1, 2005, an increase of 0.4%. The dollar increase was primarily due to having 63 more stores in operation at September 30, 2006 as compared to October 1, 2005, higher central office expenses required to support a larger store base, higher selling, general and administrative costs associated with the acquired operations in U.K., as well as higher stock-based compensation expense. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to an increase in stock based compensation expense.
     Store preopening. Store preopening expense was $3.3 million for the thirty-nine weeks ended September 30, 2006 as compared to $4.4 million for the thirty-nine weeks ended October 1, 2005. Contributing to the higher expense during the thirty-nine weeks ended October 1, 2005 was spending of approximately $1.8 million in preopening costs related to our flagship store in New York City, which opened in October 2005. Included in store preopening expenses was a total of $0.5 million for stores in the U.K. We expect to open six stores during the fiscal 2006 fourth quarter (13-weeks ended December 30, 2006) as compared to seven stores opened during the same period in fiscal 2005. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.
     Interest expense (income), net. Interest income, net of interest expense, was $1.4 million for the thirty-nine weeks ended September 30, 2006 as compared to $1.2 million for the thirty-nine weeks ended October 1, 2005. This increase was due to higher average cash balances and higher interest rates in the fiscal 2006 period as compared to the fiscal 2005 period.
     Provision for income taxes. The provision for income taxes was $9.3 million for the thirty-nine weeks ended September 30, 2006 as compared to $10.5 million for the thirty-nine weeks ended October 1, 2005.

The effective tax rate was 39.8% for the thirty-nine weeks ended September 30, 2006 and 38.5% for the thirty-nine weeks ended October 1, 2005. The higher effective tax rate in the fiscal 2006 period resulted from the impact of the U.K. Acquisition and the inability to record a benefit for net operating losses anticipated to be generated by the U.K. operations in the current year. We expect the effective tax rate for full year 2006 to approximate 40.0% compared to 38.5% in fiscal year 2005.
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
     The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the U.S. and Canada (North America), stores located in the U.K. and Ireland (United Kingdom), and for our consolidated store base, stores in the U.S., Canada, U.K. and Ireland (total) (in thousands):

	Thirty-nine weeks ended			Thirty-nine weeks ended
	September 30, 2006			October 1, 2005
	North	United		North	United
	America	Kingdom	Total	America	Kingdom	Total
Net income	$18,843	$(4,786)	$14,057	$16,718	$—	$16,718
Income tax expense	9,294	—	9,294	10,466	—	10,466
Interest expense (income)	(1,357)	—	(1,357)	(1,180)	—	(1,180)
Store depreciation and amortization (1)	11,800	1,075	12,875	10,075	—	10,075
Store preopening expense	2,821	503	3,324	4,398	—	4,398
General and administrative expense (2)	28,667	737	29,404	24,367	—	24,367
Franchising and licensing contribution (3)	(1,414)	—	(1,414)	(374)	—	(374)
Non-store activity contribution (4)	(1,935)	—	(1,935)	(1,303)	—	(1,303)

Store contribution	$66,719	$(2,471)	$64,248	$63,167	$—	$63,167

Total revenues	$276,888	$16,919	$293,807	$243,775	$—	$243,775
Franchising and licensing revenues	(2,533)	—	(2,533)	(1,534)	—	(1,534)
Revenues from non-store activities (4)	(9,993)	—	(9,993)	(7,873)	—	(7,873)

Store location net retail sales	$264,362	$16,919	$281,281	$234,368	$—	$234,368

Store contribution as a percentage of store location net retail sales	25.2%	-14.6%	22.8%	27.0%	0.0%	27.0%

Total net income as a percentage of total revenues	6.8%	-28.3%	4.8%	6.9%	0.0%	6.9%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(4)	Non-store activities include our webstore, seasonal and event-based locations, and our New York City flagship store café.
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
     Operating Activities. Cash provided by operating activities was $3.4 million for the thirty-nine weeks ended September 30, 2006 as compared with cash provided by operating activities of $5.1 million for the thirty-nine weeks ended October 1, 2005, or a decrease of $1.7 million. This decrease over the year ago period was primarily due to the change in deferred taxes of $3.7 million. The adoption of SFAS 123R led to the reclassification of the tax benefit from the exercise of stock options from operating activities to financing activities. This caused the impact of this line item on cash flows from operating activities to decrease by $3.2 million from the prior period. These uses of cash were partially offset by increases over the year ago period in depreciation and amortization of $3.2 million and stock based compensation of $1.6 million.
     Investing Activities. Cash used in investing activities was $86.8 million for the thirty-nine weeks ended September 30, 2006 as compared to $26.0 million for the thirty-nine weeks ended October 1, 2005. Cash used in investing activities relates primarily to the U.K. Acquisition which used $39.1 million in cash. The increase also relates to the construction of a company-owned distribution center, which used approximately $22.0 million in 2006 and became fully operational in the third quarter.
     Financing Activities. Cash provided by financing activities was $2.3 million in the thirty-nine weeks ended September 30, 2006 which consisted primarily of proceeds from the exercise of employee stock options and the tax benefit from the exercise of stock options. Cash flows provided by financing activities of $5.2 million for the thirty-nine weeks ended October 1, 2005 consisted primarily of proceeds from the exercise of employee stock options and the collection of a note receivable from one of our officers. No borrowings were made under our line of credit in either the thirty-nine weeks ended September 30, 2006 or the thirty-nine weeks ended October 1, 2005.
     Capital Resources. As of September 30, 2006, we had a cash balance of $9.8 million. We also have a line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 30, 2006 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the vendor based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2007 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of September 30, 2006, we were in compliance with these covenants. There were no borrowings under our line of credit as of September 30, 2006. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of September 30, 2006. Accordingly, there was approximately $28.9 million available for borrowing under the line of credit as of September 30, 2006.
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

     In fiscal 2006, we expect to spend a total of approximately $60 million on capital expenditures. Capital spending through the thirty-nine weeks ended September 30, 2006 totaled $46.1 million, on track with our full year plans. Capital spending in fiscal 2006 is primarily for the construction of our new distribution center, the opening of approximately 34 new stores (32 in North America and two in the United Kingdom), the re-branding of 25 stores in the United Kingdom, and the continued installation and upgrades of central office information technology systems. In fiscal 2005, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million. We anticipate the investment per store in fiscal 2006 will be approximately the same as fiscal 2005.
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
     We evaluate the ultimate redemption rate under this program through the use of frequent shopper cards which have an expiration date after which the frequent purchase discount would not have to be honored. The initial card had no expiration date but has not been provided to our guests since May 2002. Beginning in June 2002, and continuing each summer up to July 1 2006, a new series of cards was issued that had an expiration date of December 31 of the year following the year in which that series of cards was first issued. Beginning in July 2006, we implemented the ‘Stuff-fur-Stuff’ program, an automated frequent shopper program in the U.S. The new program replaces the previous U.S. frequent shopper cards that could not be tracked electonically. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge. Based on this assessment, beginning with the second quarter of fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to changes in the Company’s redemption experience. Also during the second quarter of fiscal 2005, the balance in the deferred revenue account was adjusted downward by $78,000 with a corresponding increase to net retail sales. There have been no changes to the level of revenue being deferred since the second quarter of fiscal 2005. A 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2005 for the current cards expiring on December 31, 2005 and December 31, 2006 would have an approximate impact of $0.5 million on the deferred revenue balance and net retail sales.

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
New Accounting Pronouncements
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present our sales net of sales taxes. We will adopt this consensus as required and adoption is not expected to have an impact on our consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. We are required to adopt

SFAS 157 in the first quarter of 2008. We are currently assessing the financial impact of SFAS 157 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the thirty-nine weeks ended September 30, 2006. Accordingly, a 100 basis point change in interest rates would result in no material change to our recorded interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.
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

     On April 2, 2006, the Company acquired Amsbra Limited (Amsbra), our former franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom (collectively, the U.K. Acquisition). This significant business is a separate control environment. The evaluation of disclosure controls and procedures referred to in the paragraph above included the U.K. Acquisition. However, the Company will exclude this business from management’s report on internal controls over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 30, 2006.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
Maximum Number
(or Approximate
				(c)	Dollar Value) of
				Total Number of	Shares (or Units)
	(a)		(b)	Shares (or Units)	that May Yet Be
	Total Number of		Average	Purchased as Part of	Purchased Under
	Shares (or Units)		Price Paid	Publicly Announced	the
Period	Purchased		Per Share (or Unit)	Plans or Program	Plans or Programs
July 1, 2006 - July 31, 2006	[0]		N/A	—	—
Aug. 1, 2006 - Aug. 31, 2006	[0]		N/A	—	—
Sept. 1, 2006 - Sept. 29, 2006	[5,928]	(1)	N/A	—	—
Total	[5,928]			—	—

(1)	Surrender in accordance with an executive officer’s 10b5-1 plan of 5,928 shares to satisfy tax withholding obligation upon the repayment of a loan and lapsing of restrictions on 20,491 shares of our common stock. These shares were not repurchased through a publicly announced plan or program.
Item 5. Other Information
          (a)      The Company has been advised that (1) Maxine Clark, Chairman, Board of Directors and Chief Executive Bear, (2) Barry Erdos, Director, President and Chief Operating Officer Bear, Scott Seay, Chief Workshop Bear, and (3) Tina Klocke, Chief Financial Bear, Treasurer and Secretary, have each entered into new Rule 10b5-1 trading plans (each, a “Plan” and together, the “Plans”) relating to shares of the Company’s common stock, including upon the exercise of certain options. The Plans previously adopted by each of these executives have recently expired, or will expire shortly. Ms. Clark’s new Plan terminates on December 31, 2008, Mr. Erdos on December 31, 2008, Mr. Seay on December 31, 2007, and Ms. Klocke on December 31, 2007, in each case unless earlier terminated in accordance with the terms of their respective Plans.
          The participants in the Plans will have no control over the timing of any sales under their respective Plans and there can be no assurance that the shares covered by the Plans actually will be sold. The participants entered into the Plans in order to diversify their respective financial holdings.
          Chief Executive Bear Maxine Clark’s Plan was adopted under the name of Smart Stuff, Inc. Ms. Clark controls the voting and/or investment power for the shares held by Smart Stuff, Inc, as its president and sole shareholder. Ms. Clark currently owns 3,264,277 shares (including vested options and the shares she owns through Smart Stuff, Inc.). Ms. Clark’s Plan permits no more than a maximum of 7% of her current share holdings (including vested options) to be sold per year (in each of 2007 and 2008). Accordingly, Ms. Clark will continue to have a significant ownership interest in the Company,
          The Plans are intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company’s insider trading policy. Rule 10b5-1 allows corporate insiders to establish prearranged written plans to buy or sell a specified number of shares of a company stock over a set period of time. The specified number of shares sold may be determined pursuant to a formula or may be at the discretion of a third party, so long as such person is not aware of material non-public information. Among other things, the Company’s insider trading policy allows insiders to implement a written trading plan provided such person is not in possession of material non-public information about the Company at the time the plan is entered into, consistent with Rule 10b5-1. The Plans were established during an “open window” under the Company’s insider trading policy.
          Except as may be required by law, the Company does not undertake to report written trading plans established by other Company officers or directors, nor to report modifications, terminations, transactions or other activities under the Plans or the plan of any other officer or director. Actual sales made pursuant to the Plans will be disclosed publicly through Form 4 and Form 144 filings with the Securities and Exchange Commission.

Item 6. Exhibits.
The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit
No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-32320)) filed with the Securities and Exchange Commission on December 13, 2004

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-118142)) filed with the Securities and Exchange Commission on October 12, 2004

10.1	Fifth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd., and U.S. Bank National Association, as lender, entered into on July 3, 2006 with an effective date of June 30, 2006, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K dated July 10, 2006, Exhibit 10.1.

10.2	Third Amended and Restated Revolving Credit Note by Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, in favor of U.S. Bank National Association, as lender, entered into on July 3, 2006 with an effective date of June 30, 2006, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K dated July 10, 2006, Exhibit 10.2.

10.3	Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan, as amended and restated effective July 26, 2006, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K dated August 1, 2006, Exhibit 10.1.

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

BUILD-A-BEAR WORKSHOP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2006

BUILD-A-BEAR WORKSHOP, INC. (Registrant)
By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary