Form 10-K
period 2006-12-30
BUILD A BEAR WORKSHOP INC
filed 2007-03-15
CIK 1113809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2006
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
☐ Yes      ☑ No
There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $21.51 for the shares on the New York Stock Exchange on June 30, 2006) was approximately $321,605,000, as of July 1, 2006.
As of March 9, 2007, there were 20,572,126 issued and outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its May 10, 2007 Annual Meeting are
incorporated herein by reference.

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

PART I
ITEM 1. BUSINESS
Overview
     Build-A-Bear Workshop, Inc. is the leading, and only international, company providing a “make your own stuffed animal” interactive retail-entertainment experience. As of December 30, 2006, we operated 271 company-owned retail stores in the United States, Canada, the United Kingdom, and Ireland. Of those stores, 232 are Build-A-Bear Workshop® stores located in the United States and Canada and 38 are located in the United Kingdom and Ireland. We operated one stand-alone Friends 2B Made store and eight Friends 2B Made stores adjacent to or within Build-A-Bear Workshop stores in the United States. Franchisees operated 34 Build-A-Bear Workshop stores in international locations. Our core concept is based on our guests making, personalizing and customizing their stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.
     We offer an extensive and coordinated selection of merchandise, including over 30 different styles of animals to be stuffed and a wide variety of clothing, shoes and accessories for the stuffed animals. Our concept appeals to a broad range of age groups and demographics, including children, teens, parents and grandparents. We believe that our stores, which are primarily located in malls, are destination locations and draw guests from a large geographic reach. Our stores average approximately 2,800 square feet in size and have a highly visual and colorful appearance, including custom-designed fixtures featuring teddy bears and other themes relating to the Build-A-Bear Workshop experience.
     We also market our products and build our brand through a nationwide multi-media marketing program that targets our core demographic guests, principally parents and children. The program incorporates consistent messaging across a variety of media, and is designed to increase our brand awareness and store traffic and attract more first-time and repeat guests.
     Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 47 million stuffed animals. We have grown our store base from 150 stores at the end of fiscal 2003 to 271 as of December 30, 2006 and increased our revenues from $301.7 million in fiscal 2004 to $437.1 million in fiscal 2006, for a compound annual revenue growth rate of 20.4%, and increased net income from $18.5 million in fiscal 2004 to $29.6 million in fiscal 2006, for a compound annual net income growth rate of 26.5%.
Description of Operations
     Guests who visit Build-A-Bear Workshop stores enter a teddy bear-themed environment consisting of eight stuffed animal-making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home. To attract our target guests, we have designed our stores to provide a “theme park” destination in the mall that is open and inviting with an entryway that spans the majority of our storefront and highly visual and colorful teddy bear themes and displays. The duration of a guest’s experience can vary greatly depending on his or her preferences. While most guests choose to participate in the animal-making stations described above, a process which we believe averages 45 minutes to complete, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our Bear Bucks gift certificates or pre-made animals in only a few minutes.
     We offer an extensive and coordinated selection of merchandise including approximately 30 to 35 varieties of animals to be stuffed, as well as a wide variety of other clothing and accessory items for the animals. We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NFL, NBA and MLBTM team apparel, SKECHERS® shoes or Limited Too clothing. There are approximately 450 SKUs in our store at any one time and we intend for each item to be highly productive.
     Given the unique experience we believe we offer our guests, we historically have not had seasonal or advertised sales events or markdowns. We selectively use coupons and frequent shopper discounts for our most loyal guests, as well as gift-with-purchase promotions.
Growth Strategy
     Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand by investing in value-adding marketing programs as well as infrastructure and technology and to offer an authentic and unique merchandise assortment. We expect to grow our business by opening additional stores in the United States, Canada, the United Kingdom and Ireland, by adding additional international stores through existing and new franchise agreements, and through the development of third party licensed products that promote Build-A-Bear Workshop as a lifestyle brand and build overall brand awareness.

     We have increased our company-owned store locations throughout the United States and Canada from 108 at the end of fiscal 2002 to 233 as of December 30, 2006. In April 2006, we acquired Amsbra Limited, our former franchise in the United Kingdom, as well as The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. As of December 30, 2006, we operated 38 stores in the United Kingdom and Ireland all under the Build-A-Bear Workshop brand. We expect to open 37 new stores in North America and 7 to 10 new stores in the UK and Ireland in fiscal 2007 in new and existing markets. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the North America and 70 to 75 in the UK and Ireland. In addition, we also currently operate Build-A-Bear Workshop stores in non-traditional retail locations including five Major League Baseball® ballparks and one store located in the St. Louis Zoo. We expect to open our first store in a Science Center at the St. Louis Science Center in 2007.
     We believe that there is continued opportunity to grow our Build-A-Bear Workshop concept and brand outside of North America, the United Kingdom and Ireland primarily through franchise agreements. Our franchisees have retail and/or real estate experience and are currently operating 34 Build-A-Bear Workshop stores in several foreign countries under master franchise agreements on a country-by-country basis. We expect our franchisees to open approximately 20 to 25 new stores in fiscal 2007 under existing and anticipated franchise agreements. We believe there is a market potential for approximately 300 franchised stores outside North America, the United Kingdom and Ireland. We may open additional company-owned stores outside of the United States, Canada, the United Kingdom, and Ireland.
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
     In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary Friends 2B Made® line of make-your-own dolls and related products. We believe this concept brings to dolls what Build-A-Bear Workshop has brought to teddy bears — an opportunity to participate in the creation and customization of the doll. The target customer for Friends 2B Made is a girl age five to twelve. We opened four additional Friends 2B Made locations in 2006 to bring the total number of Friends 2B Made locations to nine as of December 30, 2006. All but one of these locations is in or adjacent to a Build-A-Bear Workshop store and are not considered a separate store. We continue to evaluate the doll market adjusting our merchandise assortments and adding additional product lines as well as determine the optimal real estate strategy as we determine the long term potential of this concept.
     In addition, we are consistently evaluating additional retail opportunities and expect to continue our expansion into other concepts and product lines in the future. For example, in 2006, the first Build-A-DinoTM store opened in partnership with T-RexTM Café, our first store within a third-party restaurant concept. In 2007, we plan to add the Build-A- DinoTM concept to Build-A-Bear Workshop stores in two highly trafficked tourist locations, Myrtle Beach in South Carolina and Manhattan in New York. Also in 2007, in partnership with Retail Entertainment Concepts L.L.C, in which we have a minority interest, we will open the first RidemakerzTM store, a new concept focused on boys and cars.
Product Development
     Through our in-house design and product development team, we have developed a coordinated, creative and broad merchandise assortment, including a variety of animals, clothing, shoes and accessories. We believe our merchandise is an integral part of our concept and that the proprietary design of many of the products we offer is a critical element of our success, while the authentic and fashionable nature of our products greatly enhances our brand’s appeal to our guests. Our product development team regularly monitors current fashion and culture trends in order to create products that we believe are most appealing to our guests, often reflecting similar styling to the clothes our guests wear themselves. We test our products on an on going basis to ensure guest demand supports order quantities. Through our focused vendor relationships, we are able to source our merchandise in a manner that is cost-effective, maximizes our speed to market and facilitates rapid reorder of our best-selling items.
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

     Since February 2004, we have utilized an integrated marketing program that utilizes national television advertising, direct mail and other components. Our advertising expenditures were $22.7 million (7.5% of total revenues) in fiscal 2004, $27.2 million (7.5% of total revenues) in fiscal 2005 and $31.0 million (7.1% of total revenues) in fiscal 2006, reflecting the rollout and continuation of our marketing initiatives.
     We employ several different marketing programs to drive traffic to our stores and grow awareness of our brand. We can benefit from advertising campaigns that run in all four quarters of the year. We use television advertising that targets both children and adults to promote and raise awareness of our Build-A-Bear Workshop brand as well as advertising specific new product introductions. We also advertise on radio and use online advertising to communicate our interactive product and experience. We leverage our database of over 18 million unique households in our direct mail and e-mail programs. Our website, www.buildabear.com, offers e-commerce, information and entertaining games to over 1 million visitors per month. We also incorporate store events, tourism marketing, mobile marketing and public relations into our marketing plans. We integrate the timing and the messaging of the advertising and marketing programs across the various media to maximize our reach to both new and existing guests and drive traffic into our stores.
     In July 2006, we introduced our Stuff Fur Stuff® club customer loyalty program in the United States that allows us to track electronically the rewards earned by customers. The program had previously been tested in select markets and replaces our former Buy Stuff program, which was a manual punch card system with limited tracking capability. The reward earned by the new program did not change. After a guest enrolls in the Stuff Fur Stuff® club, they receive one point for every dollar or partial dollar spent and after reaching 100 points and they receive a reward certificate that offers a discount on their future purchase. Since the national roll-out, over 2.8 million members have enrolled.
     Following the acquisition of our United Kingdom and Irish operations, we introduced our initial marketing initiatives in those countries including a direct mail and e-mail program, print advertising, store events, tourism marketing and public relations. We expect to continue to expand our marketing initiatives in the UK and Ireland in 2007 in order to grow our brand awareness and grow our store business.
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
     Product and Merchandise Licensing. We have key strategic relationships with select companies, including World Wildlife Fund, SKECHERS®, Sanrio, the NBA, the WNBA, MLBTM, Limited Too, Disney, NFL, the NHL® and First Book and, in Canada, World Wildlife Fund Canada, in which we use their brands on our products sold in our stores. These strategic relationships allow both parties to generate awareness around their brands. We have relationships with groups that pursue socially responsible causes, as well as companies that have strong consumer brands, in order to respond to our guests’ interests. We have also offered selected character-oriented products including Sesame Workshop’s Elmo and Big Bird, Disney’s Mickey Mouse and Minnie Mouse and Mumble, the feature character in Warner Bros.’ animated film, Happy Feet.
     Promotional Arrangements. We have also developed promotional arrangements with selected organizations. Our arrangements with Major League Baseball® teams, including the Chicago Cubs™, St. Louis Cardinals™, New York Mets™ and San Francisco Giants™, have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium. In May 2006, we partnered with McDonalds to feature limited edition, collectible mini Build-A-Bear Workshop animals in Happy Meals. We also have had arrangements featuring product sampling, cross promotions and shared media with companies such as Lego, JC Penney, Hilton Hotels, Mastercard and Macy’s as well as targeted promotions with key media brands like National Geographic Kids and Radio Disney.
     Third Party Licensing. We have entered into a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop branded products including children’s furniture, fruit snacks, video and DVD games, a direct-to-home book club, stationary products, infant developmental toys and school fundraising products. We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability. We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise. We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards. We have entered into licensing arrangements for our branded products with leading manufacturers including Pulaski Furniture, ConAgra Foods, Scholastic At Home, Game Factory, Extra Large Technology, Snap TV, Creative Designs International and Kids Preferred.

Industry and Guest Demographics
     While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible product is stuffed animals, including our flagship product, the teddy bear, a widely adored stuffed animal for over 100 years. According to data published by the International Council of Toy Industries, worldwide sales of retail plush toys was approximately $4.4 billion and retail sales of dolls was approximately $6.6 billion in 2000, which combined represent about 20% of the $55 billion worldwide toy industry (excluding video games). In addition, a study conducted for the Toy Industry Association reported U.S. sales of retail plush toys were $1.3 billion and retail sales of dolls were $2.7 billion in 2006, for a combined total of over $4.0 billion. In 2006, Playthings Magazine ranked us as the 12th largest toy retailer in the United States for 2005 based on sales.
     Our guests are diverse, spanning broad age ranges and socio-economic categories. Major guest segments include families with children, primarily ages three to twelve, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools. Based on information compiled from our guest database for 2006, the average age of the recipient of our stuffed animals at the time of purchase is ten years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.
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
Employees and Training
     We are committed to providing a great experience for our diverse team of associates as well as our guests. We have a distinctive culture that we believe encourages contribution and collaboration. We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance. All store managers receive comprehensive training through our Bear University® program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores. We extensively train our associates on the bear-making process and the guest experience. In fiscal 2006, we hired less than 3% of applicants for store manager positions. We focus on employing and retaining people who are friendly and focused on guest service. Our above average employee retention rates, based on 2006 industry data, contribute to the consistency and quality of the guest experience. Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys. Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded. We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.
     As of December 30, 2006, we employed approximately 1,200 full-time and 5,700 part-time employees. We divide our store base into four geographic regions, with the United Kingdom and Ireland representing one of those regions. The regions are supervised by our Chief Workshop Bear and four Regional Workshop Directors. Bearitory Leaders are responsible for each of our 28 bearitories consisting of between six and twelve stores. Each of our stores generally has a full-time Chief Workshop Manager and two full-time Assistant Workshop Managers in addition to hourly Bear Builder™ associates, most of whom work part-time. The number of part-time employees fluctuates depending on our seasonal needs. In addition to the approximately 6,500 employees at our store locations, we employ approximately 300 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri, approximately 50 associates at our Bearhouse distribution center in Groveport, Ohio, and approximately 25 associates in our U.K. Bearquarters in Windsor, England. We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants. Store managers and Bearquarters associates pass specific profile assessments. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.
International Franchises
     In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. As of December 30, 2006, there were 34 Build-A-Bear Workshop franchised stores located in the following countries:

Japan	7
Australia	6
Denmark	5
Taiwan	3
Other	13

     On April 2, 2006 we acquired Amsbra Limited, our former franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. Amsbra previously operated all of the franchised Build-A-Bear Workshop stores located in the United Kingdom. Upon completion of this acquisition, all of the franchised locations in the United Kingdom became company owned-stores.
     All of our non-U.S., Canadian, United Kingdom and Irish stores are currently operated by third party franchisees under separate master franchise agreements covering each country. Master franchise rights are typically granted to a franchisee for an entire country or group of countries for a specified term. The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time franchise fee and continuing royalties based on a percentage of sales made by the franchisees’ stores. The terms of these agreements range up to ten years with a franchisee option to renew for an additional term if certain conditions are met. All such franchised stores have similar signage, store layout and merchandise characteristics to our stores in the United States and Canada. Our goal is to have well-capitalized franchisees with expertise in retail operations and real estate in their respective country. We work in conjunction with our franchisees in the development of their business and store growth plans. We approve all franchisees’ orders for merchandise and have oversight of their operational and business practices in an effort to ensure they are in compliance with our standards. We expect our current and anticipated franchisees to open approximately 20 to 25 new stores in fiscal 2007 in both existing and new countries.
Sourcing and Inventory Management
     We do not own or operate any manufacturing facilities. Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China. We purchased approximately 83% of our inventory in fiscal 2006, approximately 86% in fiscal 2005 and approximately 85% in fiscal 2004 from three vendors. After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing facilities in Asia that are approved by us in accordance with our quality control and labor standards. Our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification. The CARE (Caring, Awareness, Responsible, Ethical) Process is the ICTI program to promote ethical manufacturing, in the form of fair labor treatment, as well as employee health and safety, in the toy industry supply chain worldwide. Its initial focus is in China, where 70 percent of the world’s toy volume is manufactured. In order to obtain this certification each factory completed a rigorous evaluation performed by an accredited ICTI agent. Our suppliers can be used interchangeably as each has a sourcing network for multiple product categories and can expand its factory network as needed. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis.
     The average time from the beginning of production to arrival of the products into our stores is approximately 90 to 120 days. Our weekly tracking and reporting tools give us the capabilities to adjust to shifts in demand and help us to negotiate prices with our vendors. Through a regular analysis of selling trends, we periodically update our product assortment by increasing productive styles and eliminating less productive SKUs. Our distribution centers provide further logistical efficiencies for delivering merchandise to our stores.
Distribution and Logistics
     Through September 2006, a third-party provider warehoused and distributed a large portion of our merchandise at a distribution center in St. Louis, Missouri. In September 2006, we completed the construction of a new 350,000-square-foot distribution center near Columbus, Ohio which replaced the third-party warehouse as well as a smaller distribution center previously used in Los Angeles, California. We continue to have a third-party distribution center in Toronto, Canada under an agreement that may be terminated with 120-day notice or when no work has been performed for 180 days. In the United Kingdom, we contract with a third-party distribution center in Middlesex, England under a renewable monthly agreement. Store shipments from our third-party distribution centers are scheduled throughout the week in order to smooth workflow and stores that are part of the same shipping route are grouped together to reduce freight costs. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs.
     Transportation from the warehouses to the stores is managed by several third-party logistics providers. In the United States and Canada, merchandise is ground-shipped to one of 74 third-party pool points, which then deliver merchandise to the stores on a pre-arranged schedule. Back-up supplies, such as Cub Condo carrying cases and stuffing for the animals, are often stored in limited amounts at these local pool points. In the United Kingdom and Ireland, merchandise is shipped directly from the warehouse to the store.
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
     In the United States and Canada, we completed the installation of the initial module of our human resources software in April 2006, our General Ledger and Accounts Payable financial software in July 2006, our merchandise planning system in August 2006 as well as installing a warehouse management system as part of our new company-owned distribution center. Additional modules of the human resources and financial systems will be added in fiscal 2007. These new systems are intended to improve our operational efficiency, purchasing and inventory control. Also in 2007, the General Ledger and Accounts Payable financial software will be installed in the United Kingdom.
     We regularly evaluate strategic information technology initiatives focused on competitive differentiation, support of corporate strategy and reinforcement of our internal support systems. Our critical systems are reviewed on a regular basis to evaluate disaster recovery plans and the security of our systems.
Competition
     We view our Build-A-Bear Workshop experience as a distinctive combination of entertainment and retail. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and Sears and other discount chains, as well as with a number of companies that sell teddy bears in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, amusement parks and arcades, and other mall-based entertainment venues.
     We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none offer the breadth and depth of the Build-A-Bear Workshop experience or operates as a national retail company.
Intellectual Property and Trademarks
     As of December 30, 2006, we had obtained over 200 U.S. trademark registrations, including Build-A-Bear Workshop® for stuffed animals and accessories for the animals, retail store services and other goods and services, over 35 issued U.S. patents with expirations ranging from 2013 through 2024 and over 160 copyright registrations. In addition, we have over 80 U.S. trademark and two U.S. patent applications pending. We also license three patents from third-parties, including a patent for the pre-stitching system used for closing up our stuffed animals after they have been stuffed (U.S. Patent No. 6,109,196). Pursuant to an exclusive patent license agreement with Tonyco, Inc. dated March 12, 2001, we were granted an exclusive license for use of the patent in retail stores similar to ours. While we have the right to sublicense the patent, the licensor has agreed not to grant rights to any of our competitors. In the event that we or the licensor has reason to believe that a third party is infringing upon the patent, the licensor is generally required to bear the expenses required to maintain and defend the patent. The term of the agreement is for the full life of the patent and any improvements thereon. The term will expire in 2019 unless we terminate the agreement, upon notice to the licensor, in the event that the patent lapses due to the licensor’s non-payment of maintenance taxes and fees for the patent. We paid the licensor $760,000 for the license. All payments due under the license have been made and no ongoing payments are required by us.
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
     We also conduct business in foreign countries to the extent our merchandise is manufactured or sold outside the United States and we have opened stores outside the United States in the past three years, either directly or indirectly through franchisees. We filed, obtained or plan to file for registration of marks in foreign countries to the degree necessary to protect these marks, although our efforts may not be successful and further there may be restrictions on the use of these marks in some jurisdictions.
Segments and Geographic Areas
     We conduct our operations through three reportable segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland, and other retail delivery operations, including our web-store and non-traditional store locations such as tourist venues and ballpark stores. The international franchising segment includes the licensing activities of our franchise agreements with locations in Europe, Asia, and Australia. The licensing and entertainment segment has been established to market the naming and branding rights of our intellectual properties for third party use. See the financial statements included elsewhere in this annual report on Form 10-K for further discussion and financial information related to our segments.
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
Risks Related to Our Business
If we are unable to generate interest in and demand for our interactive retail experience, including being able to identify and respond to consumer preferences in a timely manner, our financial condition and profitability could be adversely affected.
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
     In February 2004, after development and testing in selected markets, we introduced nationwide a multi-media marketing program targeting our core demographic guests, principally parents and children, which contributed to an increase in our comparable store sales in fiscal 2004. We continue to update and evaluate our marketing initiatives, focusing on brand awareness and rapidly changing consumer preferences. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of this marketing program and future marketing efforts that we undertake, including our ability to:
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
If we are not able to generate and maintain comparable store sales growth and continue to have negative comparable store performance, our results of operations could be adversely affected.
     Our comparable store sales for fiscal 2006 declined by 6.5%, following a 0.2% decline in fiscal 2005, an 18.1% increase in fiscal 2004. The decrease in 2006 was primarily the result of a changing customer preferences, a decline in customer traffic, and the more difficult macro economic conditions generally impacting customers. In 2005, ongoing programs in advertising were successful in maintaining our comparable store sales levels. The increase in 2004 was principally as a result of the nationwide multi-media marketing program we initiated in February 2004, an improved economy, and the positive impact of being featured in one segment of a nationally syndicated television show in the first quarter of fiscal 2004. We believe the principal factors that will affect comparable store results are the following:
•	the continuing appeal of our concept;

•	the effectiveness of our marketing efforts to attract new and repeat guests;

•	consumer confidence and general economic conditions;

•	our ability to anticipate and to respond, in a timely manner, to consumer trends and offer popular characters;

•	the continued introduction and expansion of our merchandise offerings;

•	the impact of new stores that we open in existing markets;

•	mall traffic;

•	competition;

•	the timing and frequency of national media appearances and other public relations events; and

•	weather conditions.
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
     While we invest heavily in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on customer traffic in the malls in which our stores are located. In order to generate guest traffic, we generally attempt to locate our stores in prominent locations within high traffic shopping malls. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations. We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. In addition, customer mall traffic may be reduced due to a loss of consumer confidence because of terrorism or war. If we are unable to generate sufficient guest traffic, our sales and results of operations would be harmed. A significant decrease in shopping mall traffic could have a material adverse effect on our financial condition and profitability.

A decline in general economic conditions could lead to reduced consumer demand for our products and have an adverse effect on our liquidity and profitability.
     Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general or perceived slowdown in the United States, Canadian or U.K. economies or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability.
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
Our distribution vendors may perform poorly, and we may be unable to realize the anticipated benefits from our company-owned distribution center.
     The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States and Canada in a timely manner. We have in the past relied on third parties to manage all of the warehousing and distribution aspects of our business and continue to rely on them for a portion of our U.K. and Canadian distributions and all of our distributions elsewhere. In 2006, we completed construction of a 350,000-square-foot distribution center in Groveport, Ohio. Although we have added key personnel with experience in the management of warehouses and distribution centers, we do not have extensive experience in this area, and we may not be able to manage these functions as well as our current third party providers, which could disrupt our business. Even if we are able to manage this aspect of our business effectively, we may not realize all of the cost efficiencies and other benefits we currently expect from owning and operating the Groveport distribution center, which would adversely affect our results of operations.
We rely on a few vendors to supply substantially all of our merchandise, and any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.
     We do not own or operate any manufacturing facilities. We purchased approximately 83% of our merchandise in fiscal 2006, 86% of our merchandise in fiscal 2005, and approximately 85% in fiscal 2004, from three vendors. These vendors in turn contract for our orders with multiple manufacturing facilities for the production of merchandise. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.
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
Our growth strategy requires us to open a significant number of new stores in the United States, Canada, the United Kingdom, and Ireland each year. If we are not able to open new stores or to effectively manage this growth, it could adversely affect our ability to grow and could significantly harm our profitability.
     Our growth will largely depend on our ability to open and operate new stores successfully in the United States, Canada, the United Kingdom, and Ireland. We opened 35, 30 and 21 stores in fiscal 2006, 2005, and 2004, respectively. We plan to open approximately 37 new stores in the United States and Canada in fiscal 2007 and 7 to 10 new stores in the United Kingdom and Ireland and anticipate further store openings in subsequent years. Our ability to identify and open new stores in desirable locations and operate such new stores profitably is a key factor in our ability to grow successfully. We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new stores can be profitably operated. We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations. For example, as of December 30, 2006, we have closed two stores since our inception (not including four stores that we closed in connection with our 2006 acquisition of Amsbra and The Bear Factory). We cannot assure you that we will not have other stores in the future that we may decide to close. In addition, our ability to open new stores and manage our growth will be limited to some extent by market saturation of our stores. Our ability to open new stores and to manage our growth also depends on our ability to:
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
     The success of our business depends upon our senior management closely supervising all aspects of our business, in particular the operation of our stores and the design, procurement and allocation of our merchandise. Also, because guest service is a defining feature of the Build-A-Bear Workshop corporate culture, we must be able to hire and train qualified managers and Bear Builder associates to succeed. The loss of certain key employees, including Maxine Clark, our founder and Chief Executive Bear, or other members of our senior management, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified store associates could have a material adverse effect on our business, financial condition and results of operations. We generally do not maintain key person insurance with respect to our executives, management or other personnel, except for limited coverage of our Chief Executive Bear, which we do not believe would be sufficient to completely protect us against losses we may suffer if her services were to become unavailable to us in the future.
We may not realize some of the expected benefits of the acquisition of Amsbra and The Bear Factory, including making these operations profitable in light of the substantial costs of these operations.
     In April 2006, we acquired The Bear Factory Limited, a stuffed animal retailer in the U.K. owned by The Hamleys Group Limited and Amsbra Limited, our former U.K. franchisee. Both The Bear Factory and Amsbra had losses in 2006, 2005 and prior fiscal years. Although we believe that we can make these operations profitable as part of our larger company through marketing, product and store execution practices, we may be unable to do so. In particular, we may be unable to successfully leverage our purchasing power and know-how, and may be unable to raise sales levels sufficiently to generate profitable operations. In addition, other than Canada, we have not directly operated non-U.S. businesses, and we will face business, regulatory and cultural differences from our domestic business, such as economic conditions in the U.K., changes in foreign government policies and regulations in the U.K. and potential restrictions on the right to convert and repatriate currency, as well as other risks that we may not anticipate. We also face difficulties becoming profitable in the U.K. because we have less brand awareness than in the U.S., face higher labor and rent costs, and have different holiday schedules.
If we are not able to franchise new stores outside of the United States, Canada and the U.K., if we are unable to effectively manage our international franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.
     In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. We intend to continue expanding outside of the United States and Canada through franchising in several countries over the next several years. As of December 30, 2006, there were 34 Build-A-Bear Workshop franchised stores located outside of the United States, Canada and the U.K. We have limited experience in franchising and we may not be successful in maintaining and implementing our international franchising strategy. In addition, we cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. These markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing United States, Canadian and U.K. markets, which may cause these stores to be less successful than those in our existing markets. Additionally, our franchisees may experience merchandising and distribution challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.
     The success of our franchising strategy will depend upon our ability to attract qualified franchisees with sufficient financial resources to develop and grow the franchise operation and upon the ability of those franchisees to develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising strategy may not be profitable to us. Moreover, our image and reputation may suffer. For example, our initial franchisees in South Korea , the Netherlands and France performed below expectations and we transferred those agreements to other parties. Furthermore, even if our international franchising strategy is successful, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business strategies and objectives, we are responsible for ensuring the success of the Build-A-Bear Workshop brand and all of our stores.
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
We may fail to protect our intellectual property and may have infringement, misappropriation or other disputes or litigation with third parties, which could be costly, distract our management and personnel and which could result in the diminution in value of our trademarks and other important intellectual property.
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
     The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins. Petroleum prices have recently risen to historic or near historic highs. For example, our results in fiscal 2006 were impacted by fuel surcharges due to higher petroleum products prices. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.
Risks Related to Owning Our Common Stock
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Stores
     As of December 30, 2006, we operated 233 retail stores located primarily in major malls throughout the United States and Canada and 38 stores located in the United Kingdom and Ireland. Our mall-based stores generally range in size from 2,000 to 4,000 square feet and average approximately 2,800 square feet, while our tourist location stores currently range up to 6,000 square feet and our flagship store in New York City is approximately 20,000 square feet. Our stores are designed to be open and inviting for guests of all ages with an entryway that spans the majority of our storefront with wide aisles to accommodate families or groups. Our typical store has an oversized “sentry bear” at the front entry and features two stuffing machines, five NameMe computer stations, display units and flooring to enhance the guest traffic flow through the store. We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as a forecasting model that projects a potential location’s first year sales. We have identified a significant number of target sites that meet our criteria for new stores in malls and tourist locations. We seek to locate our mall-based stores near major customer entrances to or in the center of malls and adjacent to other children, teen and family retailers. After we approve a site, it typically takes approximately 25 weeks to finalize the lease, design the layout, build out the site, hire and train associates, and stock the store for opening.
     We lease all of our store locations. Due to our attraction as a family-oriented entertainment destination concept with average net sales per gross square foot that, in fiscal 2006, generally exceeded the average for the malls in which we operated, we have received numerous requests from mall owners and developers to locate a Build-A-Bear Workshop store in their malls. We believe that we generally have negotiated favorable exclusivity provisions in our leases.
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

     Following is a list of our 271 company-owned stores in the United States, Canada, the United Kingdom and Ireland as of December 30, 2006:

Number of
State	Stores
Alabama	2
Arizona	4
Arkansas	3
California	23
Colorado	6
Connecticut	5
Delaware	1
Florida	12
Georgia	7
Hawaii	1
Idaho	1
Illinois	7
Indiana	6
Iowa	3
Kansas	2
Kentucky	3
Louisiana	3
Maine	1
Maryland	4
Massachusetts	9
Michigan	4
Minnesota	2
Mississippi	1
Missouri	6
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	12
New Mexico	1
New York	12
North Carolina	7
Ohio	10
Oklahoma	2
Oregon	3
Pennsylvania	8
Rhode Island	1
South Carolina	3
Tennessee	6
Texas	16
Utah	3
Virginia	6
Washington	4
West Virginia	1
Wisconsin	3
Canadian Province
Alberta	2
British Columbia	2
Manitoba	1
Nova Scotia	1
Ontario	7
United Kingdom
England	32
Scotland	4
Wales	1
Ireland	1

Non-Store Properties
     In addition to leasing all of our store locations, we lease approximately 52,000 square feet for our web fulfillment site and corporate headquarters, or World Bearquarters, in St. Louis, Missouri. Our World Bearquarters houses our corporate staff, our call center and our on-site training facilities. The lease commenced on January 1, 2005 with a four-year term, and may be extended for two additional five-year terms. In 2007, our web fulfillment site will be moving to our company-owned warehouse and distribution center.
     In the United Kingdom, we lease approximately 2,000 square feet for our regional headquarters, or U.K. Bearquarters, in Windsor, England. The lease commenced on August 2003. The lease can be terminated at any time by either party giving notice of termination six months prior to cancellation.
     In September 2006, we completed construction of a company-owned warehouse and distribution center, or Bearhouse, in Groveport, Ohio. The facility is approximately 350,000 square feet.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 2006.
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

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$32.35	$26.89	$36.90	$29.44
Second Quarter	$32.30	$21.31	$31.08	$20.31
Third Quarter	$24.12	$19.79	$24.49	$19.86
Fourth Quarter	$32.00	$22.00	$31.97	$21.44
     As of March 9, 2007, there were approximately 930 holders of record of the Company’s common stock.

PERFORMANCE GRAPH
     The following performance graph compares the 14-month cumulative total stockholder return of the Company’s common Stock, with the cumulative total return on the Russell 2000® Index and an SEC-defined peer group of companies identified as SIC Code 5600-5699 (the “Peer Group”). The Peer Group consists of companies whose primary business is the operation of apparel and accessory retail stores. Build-A-Bear Workshop is not strictly a merchandise retailer and there is a strong interactive, entertainment component to the Company’s business which differentiates it from retailers in the Peer Group. However, in the absence of any other readily identifiable peer group, we believe the use of the Peer Group is appropriate.
     The performance graph starts with the Company’s initial public offering on October 28, 2004 and ends on December 29, 2006, the last trading day prior to December 30, 2006, the end of the Company’s fiscal 2006. The graph assumes that $100 was invested on October 28, 2004 in each of the Company’s common stock, the Russell 2000® Index and the Peer Group, and that all dividends were reinvested.
     These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast the possible future performance of the Common Stock.
Stock Repurchase Program
     On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. As of March 9, 2007, approximately 160,000 shares at an average price of $26.48 per share have been repurchased under this program. Future repurchases will be reported in our quarterly and annual reports under Item 5 on a monthly basis.
Recent Sales of Unregistered Securities
     There were no sales of unregistered securities during the fourth quarter of fiscal 2006.
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

ITEM 6. SELECTED FINANCIAL DATA
     Throughout this annual report on Form 10-K, we refer to our fiscal years ended December 30, 2006, December 31, 2005, January 1, 2005, January 3, 2004, and December 28, 2002 as fiscal years 2006, 2005, 2004, 2003, and 2002, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. Fiscal years 2006, 2005, 2004, and 2002 included 52 weeks and fiscal year 2003 included 53 weeks. All of our fiscal quarters presented in this annual report on Form 10-K included 13 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week period prior to that date.
     The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data as of December 30, 2006 and December 31, 2005 and the statement of operations and other financial data for our fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The balance sheet data as of January 1, 2005, January 3, 2004, and December 28, 2002 and the statement of operations and other financial data for our fiscal years ended January 3, 2004 and December 28, 2002 are derived from our audited financial statements that are not included in this annual report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.
     See the notes to our consolidated financial statements for an explanation of the method used to determine the numbers of shares used in computing basic and diluted net earnings per common share.

	Fiscal Year
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share, per share and per gross square foot data)

Statement of operations data:
Total revenues	$437,072	$361,809	$301,662	$213,672	$169,138
Costs and expenses:
Cost of merchandise sold	227,509	180,373	150,903	115,845	90,215
Selling, general and administrative	158,712	133,921	115,939	81,533	66,068
Store preopening	3,958	4,812	2,186	3,859	3,949
Interest expense (income), net	(1,530)	(1,710)	(299)	(58)	(88)

Total costs and expenses	388,649	317,396	268,729	201,179	160,144

Income before income taxes	48,423	44,413	32,933	12,493	8,994
Income tax expense	18,933	17,099	12,934	4,875	3,557

Net income	29,490	27,314	19,999	7,618	5,437
Cumulative dividends and accretion of redeemable preferred stock	—	—	1,262	1,970	1,971
Cumulative dividends on nonredeemable preferred stock	—	—	263	455	455

Net income available to common and participating preferred stockholders	$29,490	$27,314	$18,474	$5,193	$3,011

Net income allocated to common stockholders	$29,490	$27,314	$8,519	$116	$67

Net income allocated to participating preferred stockholders	$—	$—	$9,955	$5,077	$2,944

Earnings per common share:
Basic	$1.46	$1.38	$2.30	$0.53	$0.31
Diluted	$1.44	$1.35	$1.07	$0.43	$0.29
Shares used in computing common per share amounts:
Basic	20,169,814	19,735,067	3,702,365	217,519	217,519
Diluted	20,468,256	20,229,978	18,616,435	17,546,348	12,055,458

	Fiscal Year
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share, per share and per gross square foot data)

Other financial data:
Gross margin ($) (1)	$205,063	$178,528	$149,566	$97,582	$78,908
Gross margin (%) (1)	47.4%	49.7%	49.8%	45.7%	46.7%
Capital expenditures (2)	$52,577	$31,083	$16,494	$24,917	$24,017
Depreciation and amortization	22,394	17,592	14,948	12,840	8,990

Cash flow data:
Cash flows provided by operating activities	$53,035	$54,642	$48,527	$31,770	$23,963
Cash flows used in investing activities	(93,772)	(37,077)	(17,732)	(27,035)	(25,531)
Cash flows provided by (used in) financing activities	3,537	6,058	15,931	—	(121)
Cash dividends declared per common share	$—	$—	$0.55	$—	$—

Store data (3):
Number of stores at end of period
North America	233	200	170	150	108
United Kingdom and Ireland	38	—	—	—	—

Total Stores	271	200	170	150	108
Square footage at end of period
North America	712,299	615,194	514,341	461,982	344,503
United Kingdom and Ireland (4)	56,701	—	—	—	—

Total square footage	769,000	615,194	514,341	461,982	344,503
Average net retail sales per store (5) (6)	$1,761	$1,864	$1,857	$1,605	$1,904
Net retail sales per gross square foot (6) (7)	$573	$615	$602	$502	$582
Comparable store sales change (%) (8)	(6.5)%	(0.2)%	18.1%	(15.9)%	(9.7)%

Balance sheet data:
Cash and cash equivalents	$53,109	$90,950	$67,327	$20,601	$15,866
Working capital	27,952	66,646	48,000	10,463	7,376
Total assets	299,770	246,108	189,237	128,210	105,893
Redeemable preferred stock	—	—	—	37,890	35,920
Total stockholders’ equity	164,263	130,357	95,510	19,845	14,192

(1)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

(2)	Capital expenditures consist of leasehold improvements, furniture and fixtures and computer equipment and software purchases.

(3)	Excludes our webstore and seasonal and event-based locations.

(4)	Square footage in the United Kingdom and Ireland is estimated selling square footage.

(5)	Average net retail sales per store represents net retail sales from stores open throughout the entire period divided by the total number of such stores.

(6)	When we refer to average net retail sales per store and net retail sales per gross square foot for any period, we include in those calculations only those stores that have been open for that entire period.

(7)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores.

(8)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.

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
Overview
     We are the leading, and only international, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of December 30, 2006, we operated 233 stores in the United States and Canada, 38 stores in the United Kingdom and Ireland, and had 34 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as our non-traditional store locations in Major League Baseball® ballparks, a location in a zoo, and our presence at event-based locations through our mobile store.
     On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee. The results of this acquisition’s operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations are concessions within department stores, which is a format that we have chosen not to continue at this point in the United Kingdom. We converted and rebranded 25 Bear Factory stores to Build-A-Bear Workshop stores in time for the 2006 holiday season, resulting in a unified company brand throughout the U.K. and Ireland. During the store conversion and rebranding process, stores were temporarily closed on average for 22 days while many of the costs to operate the stores continue. Therefore, the acquisition was dilutive to earnings during fiscal 2006. The Company hopes to improve sales performance and adopt best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base, and to realize earnings accretion from the acquisition in fiscal 2007.
     We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:
•	Company-owned retail stores located in the United States, Canada, the United Kingdom and Ireland, a webstore and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.
     Selected financial data attributable to each segment for fiscal 2006, 2005, and 2004 are set forth in note 18 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
     For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Expansion and Growth Potential” subsections of this Overview.
     We believe that we have developed an appealing retail store concept that, for stores open for the entire year, averaged $1.8 million in fiscal 2006 and $1.9 million in both fiscal 2005 and fiscal 2004 in net retail sales per store. For a discussion of the changes in comparable store sales in fiscal years 2006, 2005 and 2004, see “— Revenues.” Store contribution, which consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore and seasonal and event-based locations, was 24.7% for 2006 and 26.8% for fiscal 2005, and total company net income as a percentage of total revenues was 6.8% for fiscal 2006, and 7.5% for fiscal 2005. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The store contribution of our average store, coupled with the fact that we have opened 198 stores in the United States and Canada since the beginning of fiscal 2001 have been the primary reasons for our net income increasing during each of the last five fiscal years. Additionally, as we have added stores and grown our sales volume, the quantities of merchandise and supplies we purchase have increased which has created economies of scale for our vendors allowing us to obtain reduced costs for these items and increase our profitability.
     The increase in total store contribution has been partially offset by the increase in our central office general and administrative expenses required to support an expanding store base and international franchise operations. These expenses have grown at a slower rate, in percentage terms, than our number of stores and net retail sales.
     We expect to grow our business primarily through the continued opening of new stores. Further, we expect to increase our net retail sales, including comparable store sales, as a result of the continuation of national television and online advertising which we added to our marketing mix in fiscal 2004. We also plan to increase our revenues through increasing the number of international franchised stores, as well as the addition of new licensees and sales of licensed products for which we receive license revenue.
     We expect to realize leverage on our national advertising programs as we expand and open stores in new markets. We have been running national advertising since 2004 and believe that our brand awareness is higher and our entry into new markets is stronger as a result of the advertising and we expect to leverage these programs on an ongoing basis. We expect to improve our store productivity as a result of comparable store sales improvement and thereby improve our store contribution as a percentage of net retail sales by better leveraging our store level operating expenses, primarily those which are fixed such as occupancy, over increased net retail sales per store. As we grow our total revenues, we also expect to decrease our general and administrative expenses as a percentage of revenues by leveraging these expenses, primarily those which are largely fixed such as management payroll and occupancy, over an increased revenue amount. This decrease will be partially offset by some increases in general and administrative expenses, including marketing such as direct mail to support more stores and our growing international franchise business.
     Following is a description and discussion of the major components of our statement of operations:
Revenues
     Net retail sales: Net retail sales are revenues from retail sales (including our webstore and seasonal and event-based locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks and third party credit cards to make purchases. We classify stores as new or comparable stores and do not include our webstore or seasonal, event-based locations in our store count or in our comparable store calculations. Stores enter the comparable store calculation in their thirteenth full month of operation. We opened four additional Friends 2B Made locations in 2006 to bring the total number of Friends 2B Made locations to nine as of December 30, 2006. All but one of these locations are within or adjacent to a Build-A-Bear Workshop store and share common store management, employees and infrastructure. Other than our stand-alone store in Ontario, California, these locations are considered expansions of the existing Build-A-Bear Workshop store and are not considered an addition to our total store count. The net retail sales of these expanded Build-A-Bear Workshop stores are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the expansion.
     We have an automated frequent shopper program in the United States, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program was automated in July 2006 and replaced our former Buy Stuff Program, which was a manual punch card system with limited tracking capability. The reward earned under the new program did not change. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount. We account for changes in the deferred revenue account at the total company level only. This is due to the fact that the frequent buyer discount can be earned or redeemed at any of our store locations. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in the deferred revenue amount. See “— Critical Accounting Policies” for additional details on the accounting for the deferred revenue program.

     We use net retail sales per gross square foot and comparable store sales as performance measures for our business. The following table details net retail sales per gross square foot by age of store for the periods presented:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004
Net retail sales per gross square foot (1) (2)
Store Age > 5 years (66 stores in 2006, 34 stores in 2005, 13 stores in 2004)	$577	$623	$691
Store Age 3-5 years (80 stores in 2006, 69 stores in 2005, 55 stores in 2004)	$556	$593	$576
Store Age < 3 years (54 stores in 2006, 66 stores in 2005, 79 stores in 2004)	$592	$637	$608
All comparable stores	$573	$615	$602

(1)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores. As such, stores in the UK are excluded from the calculation. Calculated on an annual basis only.

(2)	Excludes our webstore and seasonal and event-based locations.
     The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004
Comparable store sales change (%) (1) (2)
Store Age > 5 years (66 stores in 2006, 34 stores in 2005, 13 stores in 2004)	(5.2)%	4.0%	24.0%
Store Age 3-5 years (80 stores in 2006, 69 stores in 2005, 55 stores in 2004)	(6.3)%	(0.2)%	19.7%
Store Age < 3 years (54 stores in 2006, 66 stores in 2005, 79 stores in 2004)	(9.4)%	(3.3)%	15.1%
Total comparable store sales change	(6.5)%	(0.2)%	18.1%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.

(2)	Excludes our webstore and seasonal and event-based locations.
     Our net retail sales per gross square foot are among the highest for specialty retailers. Historically, as a group our younger stores have performed at the highest sales per square foot level, above the chain-wide average, despite experiencing comparable store sales pressures. Often our stores open with strong sales performance in their first year of operation and show comparable store sales declines in years two and three. Our older stores consistently perform the best on a comparable store sales basis and younger stores consistently generate the highest sales per square foot. New stores typically pay for themselves in their first year of operation.
     Comparable store sales decreased by 6.5% in fiscal 2006 following a decrease of 0.2% in fiscal 2005. We believe these changes can be attributed primarily to the following factors:
•	Changing customer preferences in 2006 contributed to the decline in comparable store sales. Our repeat customers, many of whom have built a sizable collection of Build-A-Bear Workshop stuffed animals, have become more product discriminating. Additionally, in the fourth quarter of 2006, inventory shortfalls on products, specifically our special holiday animal Mumble, impacted store performance. Demand was greater than we had anticipated and coupled with our customer’s changing preferences contributed to a fourth quarter negative comparable store sales decrease of 10.4%.

•	In 2006, we saw improvement in our average transaction value per guest. However, there was a decline in customer traffic during fiscal 2006 compared to 2005.

•	Due to the discretionary nature of our products, we believe that during much of 2006 comparable store sales were impacted by the more difficult macro economic conditions generally impacting customers.
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
     Franchise fees: We receive an initial, one-time franchise fee for each master franchise agreement which is amortized to revenue over the life of the respective franchise agreement, which extend for periods up to 10 years.
     Master franchise rights are typically granted to a franchisee for an entire country or countries. Continuing franchise fees are based on a percentage of sales made by the franchisees’ stores and are recognized as revenue at the time of those sales.
     As of December 30, 2006, we had 34 stores, including 15 opened in fiscal 2006, operating under franchise arrangements in the following countries:

Japan	7
Australia	6
Denmark	5
Taiwan	3
Other	13
     On April 2, 2006, we acquired all of the outstanding shares Amsbra Limited, our former U.K. franchisee. Amsbra operated all 11 of the franchised Build-A-Bear Workshop stores located in the United Kingdom. Upon completion of the acquisition, all of the franchised locations in the United Kingdom became company-owned stores.
     Licensing revenue: Licensing revenue is based on a percentage of sales made by licensees to third parties and is recognized at the time the product is shipped by the licensee or at the point of sale. We have entered into a number of licensing arrangements whereby third parties manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop trademark.
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
     Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, and store supplies, as well as central office general and administrative expenses, including management payroll, benefits, stock-based compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation and amortization of central office leasehold improvements, furniture, fixtures and equipment as well as the amortization of intellectual property costs.
     Central office general and administrative expenses have grown over time in order to support the increased number of stores in operation and we believe will continue to grow as we add stores, but we expect this increase to be at a lower rate than the percentage increase in total revenues. Advertising increased significantly with the introduction in fiscal 2004 of our national television and online advertising campaign. We maintained the level of advertising expense as a percentage of net retail sales in fiscal 2006 as compared to fiscal 2005 and fiscal 2004, and anticipate continuing this level of advertising expenditures in the future. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.
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

     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The provisions of SFAS 123R require that all share-based payments to employees be recognized in the financial statements based on the fair value of the instruments issued. SFAS 123R requires the recognition of compensation expense related to instruments issued following adoption as well as to the non-vested portion of instruments issued prior to adoption of the standard. After the adoption of SFAS 123R, we anticipate that our share-based employee compensation will primarily consist of the granting of non-vested stock which vests over a pre-determined period of time assuming continued employment. In the past, our share-based employee compensation consisted primarily of stock option awards which vested over a pre-determined period of time assuming continued employment. In 2006 we recorded stock-based compensation of approximately $2.1 million ($1.4 million net of taxes) in fiscal 2006 following the adoption of SFAS 123R. Of this amount, $0.2 million ($0.2 after tax) is attributable to the Company’s adoption of SFAS 123R. This incremental expense from the adoption of SFAS 123R did not reduce basic or diluted earnings per share based upon the insignificance of the expense. The additional stock-based compensation expense not related to the adoption of SFAS 123R was related to the vesting of restricted stock awards. In 2005, we recorded stock based compensation of approximately $0.8 million ($0.5 million net of tax).
     Store preopening: Preopening costs are expensed as incurred and include store set-up, certain labor and hiring costs, and rental charges incurred prior to a store’s opening.
Expansion and Growth Potential
Company-Owned Stores:
     The number of Build-A-Bear Workshop stores in the United States, Canada, United Kingdom, and Ireland for the last three fiscal years can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004
Beginning of period	200	170	150
U.K. Acquisition	40	—	—
Opened	35	30	21
Closed	(4)	—	(1)

End of period	271	200	170
     On April 2, 2006 the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations are concessions within department stores, which is a format that we have chosen not to continue at this point in the United Kingdom. We opened two new store locations in the United Kingdom in fiscal 2006.
     In fiscal 2007, we anticipate opening 37 Build-A-Bear Workshop stores in the United States and Canada and 7 to 10 stores in the United Kingdom and Ireland. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and 70 to 75 stores in the United Kingdom and Ireland. In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. In fiscal 2004, we opened two Friends 2B Made locations within or adjacent to existing Build-A-Bear Workshop stores. In fiscal 2005, we opened three additional locations in or adjacent to new or existing Build-A-Bear Workshop stores. In fiscal 2006, we opened three additional locations in or adjacent to new or existing Build-A-Bear Workshop stores and one stand alone Friends 2B Made store in Ontario, California. Other than the one stand alone store, the Friends 2B Made stores are not included in the number of store openings in fiscal 2006, 2005 or 2004 as noted above but rather are considered expansions of Build-A-Bear Workshop stores. The Friends 2B Made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores.

Non-Store Locations:
     In 2004 we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of the end of December 30, 2006 we had a total of five ballpark locations. We also opened up our first store in a zoo during fiscal 2006.

International Franchise Revenue:
     Our first franchisee location was opened in November 2003. The number of international, franchised stores opened and closed for the periods presented below can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004
Beginning of period	30	12	1
U.K. Acquisition	(11)	—	—
Opened	15	18	12
Closed	—	—	(1)

End of period	34	30	12
     As of December 30, 2006, we had 13 master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 15 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open 20 to 25 stores in fiscal 2007. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom, and Ireland.
     In April 2006, we acquired Amsbra Limited, our former franchisee in the United Kingdom. Amsbra owned all 11 franchised Build-A-Bear Workshop stores in the United Kingdom. Upon completion of the transaction, all of the franchised locations in the United Kingdom became company-owned stores.
Licensing Revenue:
     In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products. These agreements generated revenue of approximately $1.0 million in 2006, $0.9 million in fiscal 2005, and $0.3 million in 2004. We anticipate entering into additional license agreements in the future.
Results of Operations
     The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenues:
Net retail sales	99.0%	99.2%	99.6%
Franchise fees	0.8	0.5	0.3
Licensing revenues	0.2	0.3	0.1

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of merchandise sold (1)	52.6	50.3	50.2
Selling, general and administrative	36.3	37.0	38.4
Store preopening	0.9	1.3	0.7
Interest expense (income), net	(0.4)	(0.5)	(0.1)

Total costs and expenses	88.9	87.7	89.1

Income before income taxes	11.1	12.3	10.9
Income tax expense	4.3	4.7	4.3

Net income	6.8%	7.5%	6.6%

Gross margin (%)(2)	47.4%	49.7%	49.8%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Fiscal Year Ended December 30, 2006 (52 weeks) Compared to Fiscal Year Ended December 31, 2005 (52 weeks)
     Total revenues. Net retail sales increased to $432.6 million for fiscal 2006 from $358.9 million for fiscal 2005, an increase of $73.7 million, or 20.5%. Sales from new stores contributed a $55.0 million increase in net retail sales. Sales from our acquisition of Amsbra and The Bear Factory contributed $32.7 million and sales from non-store locations and non-comparable stores resulted in a $3.0 million increase in net retail sales. Included in net retail sales in fiscal 2006 is an adjustment to deferred revenue of $3.6 million, effective at the beginning of fiscal 2006, related to the most recent assessment of redemption rates on our customer loyalty program. Offsetting these increases, comparable store sales decreased $22.2 million, or 6.5%.
     Revenue from international franchise fees increased to $3.5 million for fiscal 2006 from $2.0 million for fiscal 2005, an increase of $1.5 million. This increase was primarily due to the addition of new franchisees and new franchised stores in fiscal 2006. Licensing revenue was $1.0 million in fiscal 2006 compared to $0.9 million in fiscal 2005.
     Gross margin. Gross margin increased to $205.1 million for fiscal 2006 from $178.5 million for fiscal 2005, an increase of $26.6 million, or 14.9%. As a percentage of net retail sales, gross margin decreased to 47.4% for fiscal 2006 from 49.7% for fiscal 2005, a decrease of 2.3%. This decrease was anticipated and resulted primarily from higher occupancy costs as a percentage of net retail sales in the U.K. Higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales, and higher shipping and transportation costs primarily related to the transition to our company-owned distribution center, also contributed to the decline in gross margin as a percentage of net retail sales. Improved merchandise margins partially offset the decrease in gross margin percentage.
     Selling, general and administrative. Selling, general and administrative expenses were $158.7 million for fiscal 2006 as compared to $133.9 million for fiscal 2005, an increase of $24.8 million, or 18.5%. As a percentage of total revenues, selling, general and administrative expenses decreased to 36.3% for fiscal 2006 as compared to 37.0% for fiscal 2005, a decrease of 0.7%. The dollar increase was primarily due to 71 more stores, which includes the acquired U.K. stores, in operation at December 30, 2006 as compared to December 31, 2005 with the increased salaries at the stores and central office to support the larger store base. Selling, general and administrative expense as a percentage of total revenues was lower primarily due to a reduction in the percentage of advertising expense as compared to total revenues, the leveraging of store payroll over a larger revenue base, and a decline in the central office management payroll resulting primarily from a reduction in performance-based bonus expense. These decreases were partially offset by increased stock-based compensation expense.
     Store preopening. Store preopening expense was $4.0 million for fiscal 2006 as compared to $4.8 million for fiscal 2005. These amounts include preopening rent expense of $0.6 million in fiscal 2006 and $1.5 million in fiscal 2005. The decrease was primarily due to preopening costs of $1.8 million related to our flagship store and café in New York City. Offsetting the impact of the flagship store, five more new stores were opened in fiscal 2006 than in fiscal 2005 (35 in fiscal 2006, including two U.K. stores, as compared to 30 in fiscal 2005). Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.
     Interest expense (income), net. Interest income, net of interest expense, was $1.5 million for fiscal 2006 as compared to $1.7 million for fiscal 2005. This decrease was the result of lower cash balances throughout fiscal 2006 due to capital expenditures for our distribution center and cash used for the acquisition of Amsbra and The Bear Factory.
     Provision for income taxes. The provision for income taxes was $18.9 million for fiscal 2006 as compared to $17.1 million for fiscal 2005. The effective tax rate was 39.1% for fiscal 2006 and 38.5% for fiscal 2005. The increase in the effective tax rate was principally due to the impact of the U.K. acquisition and the inability to record a benefit for net operating losses generated by the U.K. operations in the current year.
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
     Selling, general and administrative. Selling, general and administrative expenses were $133.9 million for fiscal 2005 as compared to $115.9 million for fiscal 2004, an increase of $18.0 million, or 15.5%. As a percentage of total revenues, selling, general and administrative expenses decreased to 37.0% for fiscal 2005 as compared to 38.4% for fiscal 2004, a decrease of 1.4%. The dollar increase was primarily due to 30 more stores in operation at December 31, 2005 as compared to January 1, 2005. Selling, general and administrative expense as a percentage of total revenues was 1.5% lower due to the leveraging of central office and store payroll costs, primarily as a result of lower performance-based bonuses in 2005 as compared to 2004. Lower stock-based compensation also decreased selling, general and administrative expenses by 0.4% as a percentage of total revenues. These decreases were partially offset by higher legal, accounting and insurance costs primarily associated with being a public company for the entire period in fiscal 2005 which resulted in a 0.4% increase as a percentage of total revenues.
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

     The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States and Canada (North America), stores located the U.K. and Ireland (United Kingdom) and for our consolidated store base:

	Fiscal 2006			Fiscal 2005
	North	United		North	United
	America	Kingdom	Total	America	Kingdom	Total
Net income (1)	$30,942	$(1,452)	$29,490	$27,314	$—	$27,314
Income tax expense	18,933	—	18,933	17,099	—	17,099
Interest expense (income)	(1,530)	—	(1,530)	(1,710)	—	(1,710)
Store depreciation and amortization (2)	15,986	1,655	17,641	13,985	—	13,985
Store preopening expense	3,209	749	3,958	4,812	—	4,812
General and administrative expense (3)	38,596	2,010	40,606	34,000	—	34,000
Franchising and licensing contribution (4)	(2,409)	(90)	(2,499)	(1,107)	—	(1,107)
Non-store activity contribution (5)	(3,464)	—	(3,464)	(1,499)	—	(1,499)

Store contribution	$100,263	$2,872	$103,135	$92,894	$—	$92,894

Total revenues	$404,109	$32,717	$436,826	$361,809	$—	$361,809
Franchising and licensing revenues	(4,410)	—	(4,410)	(2,907)	—	(2,907)
Revenues from non-store activities (5)	(15,191)	—	(15,191)	(12,131)	—	(12,131)

Store location net retail sales	$384,508	$32,717	$417,225	$346,771	$—	$346,771

Store contribution as a percentage of store location net retail sales	26.1%	8.8%	24.7%	26.8%	0.0%	26.8%

Total net income as a percentage of total revenues	7.7%	-4.4%	6.8%	7.5%	0.0%	7.5%

(1)	Includes a change in estimate to deferred revenue related to our customer loyalty program of $2.2 million.

(2)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(3)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(4)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the franchising and licensing segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(5)	Non-store activities include our webstore, seasonal and event-based locations and franchising and licensing activities.
Seasonality and Quarterly Results
     The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2006				Fiscal 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in millions, except per share data)
Total revenues	$98.6	$93.7	$101.5	$143.3	$86.1	$73.7	$84.0	$118.0
Gross margin(1)	47.9	40.8	42.4	74.0	43.3	34.5	40.0	60.8
Net income	8.4	3.0	2.7	15.4	8.0	3.5	5.3	10.6
Net income allocated to common stockholders	8.4	3.0	2.7	15.4	8.0	3.5	5.3	10.6
Earnings per common share:
Basic	0.42	0.15	0.13	0.76	0.41	0.18	0.26	0.53
Diluted	0.41	0.15	0.13	0.75	0.40	0.17	0.26	0.52
Number of stores (end of quarter)	202	256	264	271	173	186	193	200

(1)	Gross margin represents net retail sales less cost of merchandise sold.

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
Liquidity and Capital Resources
     Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors and through our initial public offering, cash flow provided by operations and our revolving line of credit. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. In 2004, we raised $25.7 million from the initial public offering of our common stock. From fiscal 2002 to fiscal 2005, cash flows provided by operating activities have exceeded cash flows used in investing activities.
     Operating Activities. Cash flows provided by operating activities were $53.0 million in fiscal 2006, $54.6 million in fiscal 2005 and $48.5 million in fiscal 2004. Cash flow from operating activities decreased in fiscal 2006 from fiscal 2005 primarily due to increased cash outflows for inventories offset by the timing of cash payments on accounts payable and accrued expenses. Additionally, the adoption of SFAS 123R led to the reclassification of the tax benefit from the exercise of stock options from operating activities to financing activities. This caused the impact of this line item on cash flows to decrease by $4.4 million. Cash flow from operating activities increased in fiscal 2005 from fiscal 2004 primarily due to increases in net income adjusted for the impact of depreciation and amortization.
     Investing Activities. Cash flows used in investing activities were $93.8 million in fiscal 2006, $37.1 million in fiscal 2005 and $17.7 million in fiscal 2004. Cash used in investing activities during fiscal 2006 relates primarily to the U.K. acquisition for $39.1 million, the construction of our company-owned distribution center for approximately $22 million, and 35 new stores. Cash used in investing activities during fiscal 2005 and 2004 relates primarily to 30 new stores in fiscal 2005 and 21 in fiscal 2004. In fiscal 2005, a loan made to one of our franchisees used cash of $4.4 million. No loans were made in fiscal 2004.
     Financing Activities. Cash flows provided by financing activities were $3.5 million in fiscal 2006, $6.1 million in fiscal 2005, and $15.9 million in fiscal 2004. In fiscal 2006, exercises of employee stock options and employee stock purchases and related tax benefits provided cash of $3.4 million, as compared to $4.4 million in fiscal 2005 and $0.1 million in fiscal 2004. The collection of a note receivable from an officer of the Company provided cash of $1.6 million in fiscal 2005. A similar note collection in fiscal 2004 provided cash of $0.1 million. In fiscal 2004, we completed our initial public offering which resulted in cash inflows, net of offering costs, of $25.7 million. The financing cash inflows from the initial public offering were partially offset by the payment of a special cash dividend in August 2004 of $10.0 million.
     Capital Resources. As of December 30, 2006, we had a cash balance of $53.1 million. We also have a line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 30, 2006 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the vendor based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2007 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of December 30, 2006, we were in compliance with these covenants. There were no borrowings under our line of credit as of December 30, 2006. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of December 30, 2006. Accordingly, there was approximately $28.9 million available for borrowing under the line of credit as of December 30, 2006.

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
     In fiscal 2007, we expect to spend a total of $35 to $40 million on capital expenditures. Capital spending in fiscal 2006 totaled $52.6 million. Capital spending in fiscal 2006 was primarily for the construction of our new distribution center, the opening of 35 new stores (33 in North America and two in the United Kingdom), the re-branding of 25 stores in the United Kingdom, and the continued installation and upgrades of central office information technology systems. In fiscal 2006, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.5 million. We anticipate the investment per store in fiscal 2007 will be approximately the same as fiscal 2006.
     On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. As of March 9, 2007, approximately 160,000 shares at an average price of $26.48 per share have been repurchased under this program. Future repurchases will be reported in our quarterly and annual reports under Item 5 on a monthly basis.
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
Contractual Obligations and Commercial Commitments
     Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory, construction commitments related to our new distribution center and obligations associated with building out our stores. The future minimum payments for these obligations as of December 30, 2006 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of December 30, 2006
	Total	2007	2008	2009	2010	2011	Beyond
	(In thousands)
Operating lease obligations	347,886	42,222	44,106	43,432	42,016	38,590	137,520
Purchase obligations	44,719	44,421	228	60	5	4	—
Total	$392,605	$86,644	$44,334	$43,492	$42,021	$38,594	$137,520
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
Long-Lived Assets
     If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. No long-lived assets were impaired in fiscal 2006, 2005, or 2004. In fiscal 2004, we determined that one store which had been designated for closure would remain open. This determination resulted in the reversal of $0.1 million in impairment charges taken in fiscal 2001 for costs to be incurred upon the closing of the store. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.
Goodwill and Other Intangibles
     The Company has adopted SFAS No. 142. Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. We reviewed our goodwill and other intangible assets as of December 30, 2006 and determined that no impairment existed.
Revenue Recognition
     Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.

     We have an automated frequent shopper program in the United States, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program was automated in July 2006 and replaced our former Buy Stuff Program, which was a manual punch card system with limited tracking capability. The reward earned under the new program did not change. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.
     Under the previous Buy Stuff Program, the first card had no expiration date. Beginning in June 2002, and continuing each summer up to July 1, 2006, a series of cards was issued that had an expiration date of December 31 of the year following the year in which that series of cards was first issued. Beginning in July 2006, the automated Stuff Fur Stuff® club was introduced which provides greater visibility to the rewards earned by our guests and the historical redemption rates. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge.
     Based upon an assessment at the end of fiscal 2003, the deferred revenue account was adjusted downward by $1.1 million with a corresponding increase to net retail sales, an increase in net income of $0.7 million. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in fiscal 2004 were prospective in nature with no impact on previously reported results of operations. Beginning with the second quarter of fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to further changes in the Company’s redemption experience.
     Based on the most recent assessment at the end of fiscal 2006, the deferred revenue account was adjusted downward by $3.6 million, effective at the beginning of fiscal 2006, with a corresponding increase to net sales, and a $2.2 million increase in net income. Additionally, the amount of revenue being deferred for future periods has been decreased by 0.6%, to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system. An additional 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2006 for the current cards expiring on December 30, 2006 and December 29, 2007 would have an approximate impact of $0.5 million on the deferred revenue balance and net retail sales.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on December 31, 2006. We do not expect the adoption of FIN 48 will have a significant impact on the financial results of the Company and will not result in a significant cumulative effect adjustment to the December 31, 2006 balance of retained earnings.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. We had no borrowings outstanding during fiscal 2006. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and schedules are listed under Item 15(a) and filed as part of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Bear and Chief Financial Bear also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our management, including the Chief Executive Bear and Chief Financial Bear, concluded that our disclosure controls and procedures were effective as of December 30, 2006, the end of the period covered by this annual report.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. With the participation of our Chief Executive Bear and our Chief Financial Bear, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2006.
     In conduction our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the acquisition of The Bear Factory Limited and Amsbra Limited (collectively, the U.K. Acquisition). Total revenues of these entities for the period from the respective acquisitions through December 30, 2006 were $32.8 million. These entities were acquired for total consideration of $39.4 million, subject to certain contingent purchase price adjustments. Refer to Note 3 to our consolidated financial statements for further discussion of the U.K. acquisition and the impact on our consolidated financial results.
     The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting. That report appears in this Item 9A.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Build-A-Bear Workshop, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
The Company acquired The Bear Factory Limited and Amsbra Limited, during the fiscal year ended December 30, 2006. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, these entities’ internal control over financial reporting associated with total revenues of $32.8 million, included in the consolidated financial statements of the Company for the periods from the respective acquisitions through December 30, 2006. These entities were acquired for total consideration of $39.4 million, subject to certain contingent purchase price adjustments. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these entities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 30, 2006, and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
St. Louis, Missouri
March 15, 2007
Changes in Internal Controls
     There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 10, 2007 is incorporated by reference in response to this Item 10.
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
Executive Officers and Key Employees
     Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of March 9, 2007.

Name	Age	Position(s)
Maxine Clark	58	Chief Executive Bear and Chairman of the Board
Scott Seay	44	President and Chief Operating Officer Bear
Tina Klocke	47	Chief Financial Bear, Treasurer and Secretary
Teresa Kroll	52	Chief Marketing Bear
Paul Bundonis	45	Chief Workshop Bear
     Maxine Clark has been our Chief Executive Bear since our inception in 1997, our President from our inception in 1997 to April 2004 and has served as Chairman of our board of directors since our conversion to a corporation in April 2000. From November 1992 until January 1996, Ms. Clark was the President of Payless ShoeSource, Inc. Prior to joining Payless, Ms. Clark spent over 19 years in various divisions of The May Department Stores Company in areas including merchandise development, merchandise planning, merchandise research, marketing and product development. Ms. Clark is a member of the Board of Directors of The J.C. Penney Company, Inc. and Chairman of its Corporate Governance Committee. She also serves on the Board of Trustees of the International Council of Shopping Centers and Washington University in St. Louis and on the Board of Directors of Barnes Jewish Hospital. Ms. Clark is Chairman of the Board of Directors of Teach for America St. Louis. She is also a member of the Committee of 200, an organization for women entrepreneurs around the world.
     Scott Seay joined Build-A-Bear Workshop in May 2002 as Chief Workshop Bear and was named President and Chief Operating Bear in January 2007. Prior to joining us, Mr. Seay was Chief of Field Operations for Kinko’s Inc., a national chain of copy centers, from April 1999 to May 2002. From April 1991 to April 1999, Mr. Seay held several operational roles including Senior Vice President of Operations West for CompUSA Inc., a computer retailer. From April 1983 to April 1991, Mr. Seay held several operational positions for The Home Depot, Inc.
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
     Teresa Kroll has been our Chief Marketing Bear since September 2001. Prior to joining us Ms. Kroll was Vice President-Advertising for The WIZ, a unit of Cablevision, from 1999 to 2001. From 1995 to 1999, Ms. Kroll was Director of Marketing for Montgomery Ward Holding Corp., a department store retailer. From 1980 to 1994 Ms. Kroll held various administrative and marketing positions for Venture Stores, Inc.
     Paul Bundonis joined Build-A-Bear Workshop in May 2006 as Managing Director, Western Region and was named Chief Workshop Bear in January 2007. Prior to joining us, Mr. Bundonis was President and Chief Operating Officer at Olly Shoes, a

children’s shoe retailer, from 2003 to 2006. From 2000 to 2003, Mr. Bundonis was Director Store Operations Planning and Development at Express (Limited Brands), a specialty retailer. From 1998 to 2000, he was Vice President Merchandise Planning and Replenishment at Zany Brainy, Inc., a specialty retailer. From 1979 to 1998, Mr. Bundonis held various operations positions at Eddie Bauer, Inc. and R.H. Macy, Inc.
     Barry Erdos served as our President and Chief Operating Officer Bear during the 2006 fiscal year and until January 5, 2007. On January 5, 2007, Mr. Erdos resigned as President and Chief Operating Officer Bear. Also effective on January 5, 2007, Scott Seay was appointed President and Chief Operating Bear and Paul Bundonis assumed the role of Chief Workshop Bear.
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
Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)) (1)
Equity compensation plans approved by security holders	529,200	$16.10	2,530,420
Equity compensation plans not approved by security holders	—	—	—

Total	529,200	$16.10	2,530,420

(1)	The number of securities remaining available for future issuance under equity compensation plans includes 880,689 shares available for issuance under our Associate Stock Purchase Plan (ASPP). Shares sold under our ASPP can be obtained from treasury stock, authorized but unissued shares or open market purchases of our common stock.
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
We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R “Shared Based Payment”, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
St. Louis, Missouri
March 15, 2007

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$53,109	$90,950
Inventories	50,905	40,157
Receivables	7,389	6,629
Prepaid expenses and other current assets	11,805	6,839
Deferred tax assets	2,388	3,232

Total current assets	125,596	147,807
Property and equipment, net	130,347	89,973
Note receivable from franchisee	—	4,518
Goodwill	36,927	—
Other intangible assets, net	2,873	1,454
Other assets, net	4,027	2,356

Total Assets	$299,770	$246,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,761	$34,996
Accrued expenses	16,301	15,792
Gift cards and customer deposits	28,128	22,865
Deferred revenue	6,454	7,508

Total current liabilities	97,644	81,161

Deferred franchise revenue	2,297	2,306
Deferred rent	34,754	30,687
Other liabilities	352	586
Deferred tax liabilities	459	1,011

Commitments and contingencies — See Note 12
Stockholders’ equity:
Preferred stock, par value $0.01. Shares authorized: 15,000,000; No shares issued or outstanding	—	—
Common stock, par value $0.01. Shares authorized: 50,000,000; Issued and outstanding: 20,537,421 and 20,120,655 shares, respectively	205	201
Additional paid-in capital	88,866	85,259
Other comprehensive income	(997)	—
Retained earnings	76,190	46,700
Notes receivable from officers	—	(151)
Unearned compensation	—	(1,652)

Total stockholders’ equity	164,264	130,357

Total Liabilities and Stockholders’ Equity	$299,770	$246,108

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Fiscal Year
	2006	2005	2004
Revenues:
Net retail sales	$432,572	$358,901	$300,469
Franchise fees	3,521	1,976	846
Licensing revenue	979	932	347

Total revenues	437,072	361,809	301,662

Costs and expenses:
Cost of merchandise sold	227,509	180,373	150,903
Selling, general, and administrative	158,712	133,921	115,939
Store preopening	3,958	4,812	2,186
Interest expense (income), net	(1,530)	(1,710)	(299)

Total costs and expenses	388,649	317,396	268,729

Income before income taxes	48,423	44,413	32,933
Income tax expense	18,933	17,099	12,934

Net income	29,490	27,314	19,999
Cumulative dividends and accretion of redeemable preferred stock	—	—	1,262
Cumulative dividends of nonredeemable preferred stock	—	—	263

Net income available to common and participating preferred stockholders	$29,490	$27,314	$18,474

Net income allocated to common stockholders	$29,490	$27,314	$8,519

Net income allocated to participating preferred stockholders	$—	$—	$9,955

Earnings per common share:
Basic	$1.46	$1.38	$2.30

Diluted	$1.44	$1.35	$1.07

Shares used in computing common per share amounts:
Basic	20,169,814	19,735,067	3,702,365
Diluted	20,468,256	20,229,978	18,816,435
See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Nonredeemable preferred				Additional	Other		Notes
	stock			Common	paid-in	comprehensive	Retained	receivable	Unearned
	Class A	Class B	Class C	stock	capital	income	earnings	from officers	compensation	Total
Balance, January 3, 2004	24	20	50	5	10,918	—	10,649	(1,821)	—	19,845
Interest on notes receivable from officers	—	—	—	—	93	—	—	(93)	—	—
Collection of notes receivable from officers	—	—	—	—	—	—	—	144	—	144
Cumulative dividends and accretion of redeemable preferred stock	—	—	—	—	—	—	(1,262)	—	—	(1,262)
Payment of cash dividend	—	—	—	—	—	—	(10,000)	—	—	(10,000)
Exercise of stock options and exchange of outstanding shares, net of tax benefit	—	—	(1)	4	460	—	—	—	—	463
Shares withheld in lieu of tax withholdings	—	—	—	(1)	(539)	—	—	—	—	(540)
Stock-based compensation related to stock options and restricted stock	—	—	—	—	1,984	—	—	—	(10)	1,974
Initial public offering, net of offering expenses	—	—	—	15	25,720	—	—	—	—	25,735
Conversion of redeemable and non-redeemable preferred stock to common stock	(24)	(20)	(49)	173	39,072	—	—	—	—	39,152
Net income	—	—	—	—	—	—	19,999	—	—	19,999

Balance, January 1, 2005	—	—	—	196	77,708	—	19,386	(1,770)	(10)	95,510
Interest on notes receivable from officers	—	—	—	—	26	—	—	(26)	—	—
Collection of notes receivable from officers	—	—	—	—	—	—	—	1,645	—	1,645
Issuance of restricted common stock	—	—	—	1	2,436	—	—	—	(2,437)	—
Employee stock purchases	—	—	—	1	1,670	—	—	—	—	1,671
Exercise of stock options, net of tax benefit	—	—	—	4	5,829	—	—	—	—	5,833
Shares withheld in lieu of tax withholdings	—	—	—	(1)	(2,410)	—	—	—	—	(2,411)
Stock-based compensation related to restricted stock	—	—	—	—	—	—	—	—	795	795
Net income	—	—	—	—	—	—	27,314	—	—	27,314

Balance, December 31, 2005	$—	$—	$—	$201	$85,259	$—	$46,700	$(151)	$(1,652)	$130,357
Reclassification of unearned compensation upon adoption of SFAS 123R	—	—	—	—	(1,652)	—	—	—	1,652	—
Interest on notes receivable from officers	—	—	—	—	4	—	—	(4)	—	—
Collection of notes receivable from officers	—	—	—	—	—	—	—	155	—	155
Issuance of restricted common stock	—	—	—	2	(2)	—	—	—	—	—
Employee stock purchases	—	—	—	1	478	—	—	—	—	479
Exercise of stock options, net of tax benefit	—	—	—	2	2,780	—	—	—	—	2,782
Shares withheld in lieu of tax withholdings	—	—	—	(1)	(140)	—	—	—	—	(141)
Stock-based compensation related to restricted stock	—	—	—	—	2,139	—	—	—	—	2,139
Other comprehensive income	—	—	—	—	—	(997)	—	—	—	(997)
Net income	—	—	—	—	—	—	29,490	—	—	29,490

Balance, December 30, 2006	$—	$—	$—	$205	$88,866	$(997)	$76,190	$—	$—	$164,264

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2006	2005	2004
Cash flows from operating activities:
Net income	$29,490	$27,314	$19,999
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,394	17,592	14,948
Deferred taxes	(1,130)	(2,035)	(1,875)
Tax benefit from stock option exercises	(1,269)	3,091	410
Loss on disposal of property and equipment	82	526	533
Impairment of goodwill	—	—	97
Impairment charge (credit)	—	—	(54)
Stock-based compensation	2,139	795	1,974
Change in assets and liabilities:
Inventories	(8,368)	(9,366)	(8,218)
Receivables	(1,826)	(2,804)	(1,629)
Prepaid expenses and other assets	(1,021)	(1,612)	(1,105)
Accounts payable	3,419	9,229	3,998
Accrued expenses and other liabilities	9,125	11,912	19,449

Net cash provided by operating activities	53,035	54,642	48,527

Cash flows from investing activities:
Purchases of property and equipment	(52,577)	(31,083)	(16,494)
Purchases of other assets and other intangible assets	(2,063)	(1,569)	(1,238)
Loan to franchisee	—	(4,425)	—
Purchase of business, net of cash acquired	(39,132)	—	—

Net cash used in investing activities	(93,772)	(37,077)	(17,732)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	2,112	4,413	52
Collection of notes receivable from officers	155	1,645	144
Payment of cash dividend	—	—	(10,000)
Tax benefit from stock option exercises	1,270	—	—
Proceeds from initial public offering, net of offering costs	—	—	25,735

Net cash provided by financing activities	3,537	6,058	15,931

Effect of exchange rates on cash	(641)

Net (decrease) increase in cash and cash equivalents	(37,841)	23,623	46,726
Cash and cash equivalents, beginning of year	90,950	67,327	20,601

Cash and cash equivalents, end of year	$53,109	$90,950	$67,327

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11	$79	$15

Income taxes	$18,969	$11,562	$13,578

Noncash transaction:
Cumulative dividends and accretion of redeemable preferred stock	$—	$—	$1,262

See accompanying notes to consolidated financial statements.

(1) Description of Business
     Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. At December 30, 2006, the Company operated 271 stores (unaudited) located in the United States, Canada, the United Kingdom, and Ireland. The Company was formed in September 1997 and began operations in October 1997. The Company changed to a Delaware C Corporation on April 3, 2000. The Company previously operated as a Missouri Limited Liability Company.
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
     During 2002, the Company formed Build-A-Bear Workshop Franchise Holdings, Inc. (Holdings) for the purpose of entering into franchise agreements with companies in foreign countries other than Canada. Holdings is a wholly-owned subsidiary of the Company. Since 2002, Holdings has signed franchise agreements with third parties to open Build-A-Bear Workshop stores in various countries throughout the world. For each of the franchise agreements, Holdings received a one-time, nonrefundable fee that has been deferred and is being amortized over the life of the respective franchise agreement. Holdings also receives a percentage of all sales by the franchisees. As of December 30, 2006, the number of Build-A-Bear Workshop franchise stores that are open and operating in these countries is as follows (unaudited):

Japan	7
Australia	6
Denmark	5
Taiwan	3
Other	13
     On April 2, 2006, Holdings acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee. During 2006, the Company formed Build-A-Bear Workshop UK Holdings, Ltd (UK Holdings) as the parent company to The Bear Factory and Amsbra. UK Holdings is a wholly-owned subsidiary of Holdings. The results of the acquisition’s operations have been included in the consolidated financial statements since the date of acquisition. In conjunction with those transactions, we obtained 40 (unaudited) retail locations in the United Kingdom and Ireland. Amsbra operated 11 (unaudited) franchised Build-A-Bear Workshop stores located in the United Kingdom. Upon completion of the acquisition, all of the franchised locations in the United Kingdom became company-owned stores. Also during 2006, the Company formed Build-A-Bear Workshop Ireland and Build-A-Bear Workshop France as wholly-owned subsidiaries of Holdings.
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
     (b) Fiscal Year
     The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended December 30, 2006 (fiscal 2006), December 31, 2005 (fiscal 2005), and January

1, 2005 (fiscal 2004). All fiscal years presented included 52 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.
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
     (e) Receivables
     Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue. The Company assesses the collectibility of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has determined that no material allowance for doubtful accounts was necessary at either December 30, 2006 or December 31, 2005.
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
     (g) Note Receivable from Franchisee
     The 2005 note receivable from franchisee consists of principal and accrued interest related to a loan made to one of the Company’s international franchisees. The note is stated at face value plus accrued interest. The note receivable was included in the purchase price of the U.K. acquisition on April 2, 2006.
     (h) Goodwill
     The Company has adopted SFAS No. 142. Under the provisions of this standard, goodwill is not subject to amortization. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. We reviewed our goodwill as of December 30, 2006 and determined that no impairment existed.
     (i) Other Intangible Assets
     Other intangible assets consist primarily of costs related to trademarks and other intellectual property. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives ranging from one to ten years using the straight-line method.

     (j) Other Assets
     Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Amortization expense related to other assets was $0.5 million, $0.3 million, and $0.3 million for 2006, 2005, and 2004, respectively.
     (k) Long-lived Assets
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
     (l) Deferred Rent
     Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. The Company also receives certain lease incentives in conjunction with entering into operating leases. These lease incentives are recorded as deferred rent at the beginning of the lease term and recognized as a reduction of rent expense over the lease term. In addition, certain of the Company’s leases contain future contingent increases in rentals. Such increases in rental expense are recorded in the period that it is probable that store sales will meet or exceed the specified target that triggers contingent rental expense.
     (m) Franchises
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
     (n) Retail Revenue Recognition
     Net retail sales are net of discounts, exclude sales tax, and are recognized at the time of sale. Shipping and handling costs billed to customers are included in net retail sales.
     Revenues from the sale of gift cards are recognized at the time of redemption. Unredeemed gift cards are included in gift cards and customer deposits on the consolidated balance sheets. The company escheats a portion of unredeemed gift cards according to Delaware escheatment regulations that require remittance of the cost of merchandise portion of unredeemed gift cards over five years old. The difference between the value of gift cards and the amount escheated is recorded as a reduction in selling, general, and administrative expenses in the consolidated statement of operations.
     The Company has an automated frequent shopper program in the United States, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program was automated in July 2006 and replaced the former Buy Stuff Program, which was a manual punch card system with limited tracking capability. The reward earned under the new program did not change. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.
     Under the previous Buy Stuff Program, the first card had no expiration date. Beginning in June 2002, and continuing each summer up to July 1, 2006, a series of cards was issued that had an expiration date of December 31 of the year following the year in which that series of cards was first issued. Beginning in July 2006, the automated Stuff Fur Stuff® club was introduced which provides greater visibility to the rewards earned by our guests and the historical redemption rates. Management tracks redemptions of these various cards and uses actual redemption rates by card series and historical results to estimate how much revenue to defer. Management reviews these redemption rates and assesses the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge.

     Based upon an assessment at the end of fiscal 2003, the deferred revenue account was adjusted downward by $1.1 million with a corresponding increase to net retail sales, an increase in net income of $0.7 million. Additionally, the amount of revenue being deferred beginning in fiscal 2004 was decreased by 0.2%, and by another 0.5% beginning with the third quarter of 2004, to give effect to the change in redemption experience. The changes made to the deferral rate in fiscal 2004 were prospective in nature with no impact on previously reported results of operations. Beginning with the second quarter of fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to further changes in the Company’s redemption experience.
     Based on the most recent assessment at the end of fiscal 2006, the deferred revenue account was adjusted downward by $3.6 million, effective at the beginning of fiscal 2006, with a corresponding increase to net sales, and a $2.2 million increase in net income. Additionally, the amount of revenue being deferred for future periods has been decreased by 0.6%, to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system. An additional 0.1% adjustment of the ultimate redemption rate at the end of fiscal 2006 for the current cards expiring on December 30, 2006 and December 29, 2007 would have an approximate impact of $0.5 million on the deferred revenue balance and net retail sales.
     (o) Cost of Merchandise Sold
     Cost of merchandise sold includes the cost of the merchandise, royalties paid to licensors of third party branded merchandise, store occupancy cost, including store depreciation, freight costs from the manufacturer to the store, cost of warehousing and distribution, packaging, damages and shortages, and shipping and handling costs incurred in shipment to customers.
     (p) Selling, General, and Administrative Expenses
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
     (q) Store Preopening Expenses
     Store preopening expenses, including store set-up, certain labor and hiring costs, and rental charges incurred prior to store openings are expensed as incurred.
     (r) Advertising
     Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period the program takes place. Advertising expense was $31.0 million, $27.2 million, and $22.7 million for fiscal years 2006, 2005 and 2004, respectively.
     (s) Income Taxes
     Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities.
     (t) Earnings Per Share
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
     (u) Stock-Based Compensation
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
     For 2006, selling, general and administrative expense includes $2.1 million ($1.4 million after tax) of stock-based compensation expense which had a $0.07 impact on both basic and diluted earnings per share. Of this amount, $0.2 million ($0.2 after tax) is attributable to the Company’s adoption of SFAS 123R. This incremental expense from the adoption of SFAS 123R did not reduce basic or diluted earnings per share based upon the insignificance of the expense. The additional stock-based compensation expense not related to the adoption of SFAS 123R was related to the vesting of restricted stock awards.
     As of December 30, 2006, there was $4.4 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 2.75 years.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006 (in thousands except per share amounts):

	2005	2004
Net income:
As reported	$27,314	$19,999
Add stock-based employee compensation expense recorded, net of related tax effects	489	1,446
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(2,758)	(2,643)

Pro Forma	$25,045	$18,802

Basic earnings per common share:
As reported	$1.38	$2.30

Pro forma	$1.27	$2.03

Diluted earnings per common share:
As reported	$1.35	$1.07

Pro forma	$1.24	$1.02

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) dividend yield of 0%; (b) expected volatility of 50%; (c) risk-free interest rate of 3.5%; and (d) a weighted average expected life of 6.3 years for 2005 and 9.4 years for 2004. The weighted average grant date fair value of options granted during fiscal 2005 and fiscal 2004 was $17.23 and $8.63, respectively. There were no new options granted in fiscal 2006. The pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — An Interpretation of APB Opinions No. 15 and 25. Upon adoption of SFAS 123R, the Company made a policy decision that the straight-line expense attribution method would be utilized for all future stock-based compensation awards with graded vesting.
     On October 21, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerated vesting of all unvested stock options which were granted prior to March 9, 2005. These options have exercise prices ranting from $20.00 to $34.65 per share. Options to purchase 174,056 shares of the Company’s stock became exercisable on October 21, 2005 as a result of this acceleration, including 71,000 shares held by the Company’s named executive officers. Of these options, 173,056 had exercise prices in excess of the current market value at the time of the acceleration of vesting.
     The Compensation Committee’s decision to accelerate the vesting of the accelerated options was based upon the issuance of SFAS 123R. The acceleration of the vesting of these stock options enabled the Company to avoid compensation charges related to these options in subsequent periods of the effective date under the provisions of SFAS 123R.
     The aggregate compensation expense that would have been recorded subsequent to the adoption of SFAS 123R, but is eliminated as a result of the acceleration of the vesting of these options, is approximately $1.8 million ($1.1 million net of tax). This amount is instead reflected in the above pro forma disclosures for 2005.

\

     Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $1.3 million, which were classified as a financing cash inflow in fiscal 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.
     (v) Fair Value of Financial Instruments
     For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses, approximates book value at December 30, 2006 and December 31, 2005.
     (w) Use of Estimates
     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles, inventories, the valuation of assets and liabilities in the purchase price allocation for business combinations and deferred income tax assets and the determination of deferred revenue under the Company’s frequent shopper program.
     (x) Sales Tax Policy
     The Company’s revenues in the consolidated statement of operations are net of sales taxes.
     (y) Foreign Currency Translation
     Assets and liabilities of the Company’s foreign operations are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the years. Translation adjustments are reported in other comprehensive income, a separate component of stockholders’ equity.
     (z) Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on December 31, 2006. Management does not expect the adoption of FIN 48 will have a significant impact on the financial results of the Company and will not result in a significant cumulative effect adjustment to the December 31, 2006 balance of retained earnings.
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
(3) Business Acquisition
     On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 (unaudited) retail locations in the United Kingdom and Ireland. The aggregate cash purchase price for the U.K. Acquisition was $39.4 million, excluding cash acquired of $0.3 million. In addition to the cash purchase price, the Company had previously advanced $4.5 million to Amsbra as a note receivable. The amount of this note receivable and the related accrued interest is a non-cash component of the purchase price.
     The Company has not completed its assessment of the U.K. Acquisition assets and liabilities. Until that assessment is complete, the allocation of the purchase price is preliminary and may be subject to revisions.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$6,497
Property and equipment	6,192
Goodwill	31,727
Intangibles	1,824

Total assets acquired	46,240

Current liabilites assumed	(8,607)
Loan previously advanced	4,517

Total purchase price	$42,150

     The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the U.K. Acquisition had occurred on January 2, 2005 (in thousands, except per share data):

	Fiscal 2006	Fiscal 2005
Revenue	$446,140	$404,057
Net Income	27,735	21,189

Basic earnings per common share:	$1.38	$1.07
Diluted earnings per common share:	$1.36	$1.05
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
(4) Comprehensive Income
     Comprehensive income for fiscal 2006 and fiscal 2005 was $30.1 million and $27.3 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.
(5) Property and Equipment
     Property and equipment consist of the following (in thousands):

	2006	2005
Land	$2,261	$—
Furniture and fixtures	33,938	19,727
Computer hardware	15,649	12,655
Building	14,970	—
Leasehold improvements	122,043	98,991
Computer software	12,988	7,250
Construction in progress	2,200	5,853

	204,049	144,476
Less accumulated depreciation	73,702	54,503

	$130,347	$89,973

     For 2006, 2005, and 2004, depreciation expense was $20.5 million, $16.4 million, and $13.8 million, respectively.

(6) Goodwill
     On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The purchase was recorded in accordance with SFAS No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the Company’s goodwill (in thousands):

U.K. Acquisition	$31,727
Acquisition costs	1,005
Severance costs	785

33,517

Effect of foreign currency translation	3,410

Goodwill, as of December 30, 2006	$36,927

     There was no tax-deductible goodwill as of December 30, 2006.
(7) Other Intangible Assets
     Other intangible assets consist of the following (in thousands):

	2006	2005
Trademarks and other intellectual property at cost	$8,897	$6,026
Less accumulated amortization	6,024	4,572

Total, net	$2,873	$1,454

     Trademarks and intellectual property are amortized over three to ten years. Amortization expense related to trademarks and intellectual property was $1.4 million in 2006 and $0.9 million each year for 2005 and 2004. Estimated amortization expense related to other intangible assets as of December 30, 2006, for each of the years in the subsequent five year period and thereafter is: 2007- $1.3 million; 2008 — $0.8 million; 2009 — $0.4 million; 2010 — $0.1 million; 2011 — $0.1 million and all remaining years — $0.2 million.
     Trademarks and intellectual property acquired in the U.K. Acquisition were $2.0 million at cost and had $0.5 million in amortization in fiscal 2006.
(8) Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	2006	2005
Accrued wages, bonuses and related expenses	$3,559	$3,926
Sales tax payable	5,384	4,217
Current income taxes payable	6,482	6,653
Accrued rent and related expenses	876	996

	$16,301	$15,792

(9) Income Taxes
     The components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$15,660	$15,770	$12,432
State	2,156	2,584	2,035
Foreign	2,220	780	342
Deferred:
Federal	(1,282)	(1,757)	(1,617)
State	(119)	(278)	(258)
Foreign	298	—	—

Income tax expense	$18,933	$17,099	$12,934

     The income tax expense is different from the amount computed by applying the U.S. statutory Federal income tax rates to income before income taxes. The reasons for these differences are as follows (in thousands):

	2006	2005	2004
Net income before taxes	$48,421	$44,413	$32,933
UK net operating loss — no tax benefit	1,452	—	—

Income before income taxes	49,873	44,413	32,933
U.S. statutory Federal income tax rate	35%	35%	35%

Computed income taxes	17,456	15,545	11,527
State income taxes, net of Federal tax benefit	1,325	1,498	1,155
Other	152	56	252

Income tax expense	$18,933	$17,099	$12,934

Effective tax rate	39.1%	38.5%	39.3%
     Temporary differences that gave rise to deferred income tax assets and liabilities are as follows (in thousands):

	2006	2005
Deferred income tax assets:
Deferred revenue	$3,529	$4,240
Accrued rents	3,409	3,210
Deferred compensation	829	380
Intangible assets	1,283	1,173
Stock compensation	234	350
Accrued severance	207	—
Net operating loss carryovers	435	—
Other	223	211

	10,149	9,564
Less: valuation allowance	(435)	—

Total deferred income tax assets	9,714	9,564

Deferred income tax liabilities:
Depreciation	(6,001)	(6,963)
Other	(389)	(380)

Total deferred income tax liabilities	(6,390)	(7,343)

Net deferred income tax asset	$3,324	$2,221

      As of December 30, 2006, the Company has recognized a net operating loss for its wholly-owned U. K. subsidiaries of $1.5 million. The tax impact of that loss is $0.4 million based on a local tax rate in the U. K. of 30%. The entire benefit of that loss has been reduced by a valuation allowance. At the time when the loss is utilized, that valuation allowance will be relieved. There are no statutory expiration limits on net operating loss carryforwards in the U.K. The Company had no valuation allowance at December 31, 2005.

(10) Long-Term Debt
     On June 30, 2006, the Company amended its previous line of credit with a bank increasing their borrowing capacity from $15 million to $30 million. The amended line of credit has an effective date of June 30, 2006 with a maturity date of September 30, 2007. Borrowings under the amended line of credit (the credit agreement) are not collateralized, but availability under the credit agreement can be limited by the lender based on the Company’s levels of accounts receivable, inventory, and property and equipment. The credit agreement requires the Company to comply with certain financial covenants, including maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. The credit agreement also places certain restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at the Company’s option of prime minus 1.0% or LIBOR plus 1.5%.
      There was no outstanding balance under the credit agreement at December 30, 2006 or December 31, 2005 other than a standby letter of credit for $1.1 million. Giving effect to this standby letter of credit, there was $28.9 million available for borrowing under the credit agreement at December 30, 2006 and December 31, 2005.
(11) Commitments and Contingencies
     (a) Operating Leases
     The Company leases its retail stores, web fulfillment site, and corporate offices under agreements which expire at various dates through 2023. The majority of leases contain provisions for base rent plus contingent payments based on defined sales. Total office and retail store base rent expense was $40.5 million, $23.8 million, and $19.9 million, and contingent rents were $1.5 million, $1.8 million, and $1.2 million for 2006, 2005, and 2004, respectively.
     Future minimum lease payments at December 30, 2006, were as follows (in thousands):

2007	$42,222
2008	44,106
2009	43,432
2010	42,016
2011	38,590
Subsequent to 2011	137,520

$347,886

     (b) Litigation
     In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the consolidated financial position or results of operations of the Company.
(12) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):

	2006	2005	2004
Net income	$29,490	$27,314	$19,999
Cumulative dividends and accretion of redeemable preferred stock	—	—	1,262
Cumulative dividends of nonredeemable preferred stock	—	—	263

Net income available to common and participating preferred stockholders	29,490	27,314	18,474

Dividends and accretion related to dilutive preferred stock:
Series A-1	—	—	113
Series A-2	—	—	20
Series A-3	—	—	101
Series A-4	—	—	29
Series A-5	—	—	293
Series B-4	—	—	41
Series D	—	—	928

Total dividends and accretion	—	—	1,525

	$29,490	$27,314	$19,999

Net income allocated to common stockholders	$29,490	$27,314	$8,519

Net income allocated to participating preferred stockholders	$—	$—	$9,955

Weighted average number of common shares outstanding	20,169,814	19,735,067	3,702,365

Weighted average number of participating preferred shares outstanding	—	—	7,805,238

Weighted average number of common shares outstanding	20,169,814	19,735,067	3,702,365
Effect of dilutive securities:
Stock options	236,316	420,280	556,545
Restricted stock	62,125	74,631	205,845

	20,468,256	20,229,978	4,464,755

Convertible preferred shares:
Series A-1	—	—	1,203,221
Series A-2	—	—	148,017
Series A-3	—	—	1,016,444
Series A-4	—	—	217,641
Series A-5	—	—	1,122,950
Series B-1	—	—	226,182
Series B-2	—	—	1,193,595
Series B-3	—	—	255,467
Series B-4	—	—	1,318,130
Series C	—	—	4,084,723
Series D	—	—	3,365,310

Total dilutive convertible preferred shares	—	—	14,151,680

Weighted average number of common shares — dilutive	20,468,256	20,229,978	18,616,435

Earnings per share:
Basic:
Per common share	$1.46	$1.38	$2.30

Per participating preferred share	$—	$—	$1.28

Diluted	$1.44	$1.35	$1.07

     In calculating diluted earnings per share for fiscal 2006, options to purchase 166,588 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.
     In calculating diluted earnings per share for fiscal 2005, options to purchase 173,560 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 51,750 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.
     No options were excluded from the diluted earnings per share calculation for fiscal 2004.
(13) Stock Incentive Plans
     On April 3, 2000, the Company adopted the 2000 Stock Option Plan (the Plan). In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, and, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).
     Under the Plans, as amended, up to 3,700,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company. The Plan allows for the grant of incentive stock options, nonqualified stock options, and restricted stock. Options granted under the Plan expire no later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of the nonqualified options shall be determined from time to time by the compensation committee of the board of directors (the Committee). The vesting provision of individual options is at the discretion of the Committee and generally ranges from one to four years.
     (a) Stock Options
     The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, January 3, 2004	1,067,549	$4.82
Granted:
Exercise price less than fair market value	302,234	8.78
Exercise price equal to fair market value	2,000	20.00
Exercised	268,912	2.05
Forfeited	63,463	8.05

Outstanding, January 1, 2005	1,039,408	6.52
Granted:
Exercise price less than fair market value	218,292	32.73
Exercised	475,970	5.76
Forfeited	13,107	28.87

Outstanding, December 31, 2005	768,623	14.06
Exercised	208,951	7.23
Forfeited	30,472	25.46

Outstanding, December 30, 2006	529,200	$16.10	6.0	$6,310

Options Exercisable As Of:
December 30, 2006	525,450	16.05	5.9	$6,291
     The total intrinsic value of options exercised in fiscal 2006 and fiscal 2005 was approximately $4.3 million and $10.5 million, respectively. The Company generally issues new shares to satisfy option exercises.
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
     Shares available for future option, non-vested stock and restricted stock grants were 1,649,731 and 1,796,166 at the end of 2006 and 2005, respectively.
     (b) Restricted Stock
     The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, January 1, 2005 and January 3, 2004	—	$—
Granted	82,946	32.37

Outstanding, December 31, 2005	82,946	32.37
Granted	230,702	29.18
Vested	42,705	30.60
Forfeited	43,490	29.27

Outstanding, December 30, 2006	227,453	$30.06

     On April 3, 2000, the Company issued 274,815 shares of restricted common stock to an officer of the Company in exchange for a promissory note of $1,236,667 that bore interest at 6.60% per annum. Both principal and interest were collected in full in April 2005.
     On September 19, 2001, the Company issued 40,982 shares of contractually restricted common stock to two officers of the Company in exchange for nonrecourse promissory notes totaling $249,990 that bear interest at 4.82% per annum. Both principal and interest are due September 2006. On November 24, 2004, the Company collected all outstanding principal and interest related to 20,491 shares of this restricted stock. On September 19, 2006, the Company collected all outstanding principal and interest on the remaining 20,291 shares of this restricted stock. The collection of these funds removed all remaining restrictions from those shares.
     On November 17, 2004, the Company granted 330 shares of non-vested common stock to a member of its board of directors as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors, and all restrictions lapsed one year from the grant date. The fair value of the non-vested stock at the date of grant was $30.33 per share.
     In March 2005, the Company granted 51,750 shares of restricted, non-vested stock to certain executives of the Company. The shares vest ratably over a four year period from the date of grant if a certain net income level is achieved by the Company in fiscal 2005 and the executives remain employed by the Company over the vesting period. The executives are entitled to vote these restricted shares and will be eligible for participation in any dividends declared during the vesting period. The net income level required for vesting was achieved in fiscal 2005. Under the provisions of APB Opinion No. 25 and related interpretations, the compensation related to these shares was adjusted to the market value ($29.64 per share) of the Company’s common stock as of December 31, 2005, the date the performance condition was satisfied. During 2005, 1,000 shares of the non-vested stock were forfeited by an executive due to the cessation of the executive’s employment with the Company. In July 2005, 1,000 shares of non-vested stock were issued under the same terms as the March 2005 grant noted above to a new executive who joined the Company. At December 31, 2005, the total fair value of these restricted stock grants was approximately $1.5 million. During fiscal 2005, the Company recorded compensation expense of approximately $0.6 million related to these restricted stock grants. The 51,750 shares of non-vested stock were excluded from the calculation of diluted earnings per share because the achievement of the specified net income level was not known until the end of fiscal 2005. These non-vested shares will be included in the calculation of diluted earnings per share beginning January 1, 2006.
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
     During 2006, 195,040 of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of 4 years from the grant date at a grant date fair value of $29.14. An additional 28,321 shares of non-vested stock were granted to various members of the Company’s board of directors as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse over a period of one to three year from the grant date. In September 2006, a one time discretionary grant of 4,941 shares of restricted stock were granted to an executive of the Company for continued valued contributions to the Company and vest over a period of one year from the grant date. In May 2006, 2,400 shares of restricted stock were granted to a newly hired employee. The shares vest over a period of 4 years from the grant date.
     The aggregate unearned compensation expense related to restricted stock was $4.3 million as of December 30, 2006. Based on the vesting provisions of the underlying equity instruments, future compensation expense related to previously issued restricted stock at December 30, 2006 was as follows (in thousands):

2007	$1,887
2008	1,190
2009	1,035
2010	237

$4,349

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
     (c) Associate Stock Purchase Plan
     In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 34,488 shares at $20.00 per share through the ASPP during fiscal 2006. The expense recorded related to the ASPP during fiscal 2006 was determined using the Black-Scholes option pricing model and the provision of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for fiscal 2006 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. Prior to the adoption of SFAS 123R, the ASPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.

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
     (b) Preferred Stock
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

     During 2004, $1.3 million was recorded to increase the carrying value of the Series A-5, B-4, and D redeemable preferred stock to its redemption value. This includes cumulative dividends of $1.1 million and accretion of equity issuance costs of $0.2 million for 2004 for the redeemable preferred stock. Cumulative dividends in arrears for the nonredeemable preferred stock totaled approximately $1.7 million at January 3, 2004 and approximately $2.0 million at the date of conversion in conjunction with the initial public offering.
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

\

     All shares of preferred stock, including shares of preferred stock issuable in exchange for accrued but unpaid dividends, were converted into 17,316,689 shares of common stock upon the completion of the Company’s initial public offering.
     (c) Initial Public Offering
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
     (d) Share Activity
     The following table summarizes the changes in outstanding shares of all series of common and preferred stock for fiscal 2004, 2005 and 2006:

	Redeemable Preferred Stock			Nonredeemable Preferred Stock			Common
	Class A	Class B	Class D	Class A	Class B	Class C	Stock
Shares as of December January 3, 2004	1,061,986	1,604,680	3,467,337	2,444,966	2,039,427	4,998,089	533,316
Exercise of stock options and exchange of outstanding shares	—	—	—	—	—	(48,964)	268,912
Shares withheld in lieu of tax withholdings	—	—	—	—	—	—	(61,463)
Issuance of restricted common stock	—	—	—	—	—	—	330
Conversion of preferred stock to common stock	(1,061,986)	(1,604,680)	(3,467,337)	(2,444,966)	(2,039,427)	(4,949,125)	17,316,689
Additional shares issued in the offering	—	—	—	—	—	—	1,500,000

Shares as of January 1, 2005	—	—	—	—	—	—	19,557,784
Employee stock purchases	—	—	—	—	—	—	84,823
Exercise of stock options	—	—	—	—	—	—	475,970
Shares withheld in lieu of tax withholdings	—	—	—	—	—	—	(80,868)
Issuance of restricted common stock	—	—	—	—	—	—	82,946

Shares as of December 31, 2005	—	—	—	—	—	—	20,120,655
Employee stock purchases	—	—	—	—	—	—	34,488
Exercise of stock options	—	—	—	—	—	—	208,621
Shares withheld in lieu of tax withholdings	—	—	—	—	—	—	(13,683)
Forfeiture of restricted common stock	—	—	—	—	—	—	(43,362)
Issuance of restricted common stock	—	—	—	—	—	—	230,702

Shares as of December 30, 2006	—	—	—	—	—	—	20,537,421

(15) Employee Benefit Plans
     (a) 401(k) Savings Plan
     During 2000, the Company established a defined contribution plan that conforms to IRS provisions for 401(k) plans. The Build-A-Bear Workshop, Inc. Employees Savings Trust covers associates who work 1,000 hours or more in a year and have attained age 21. The Company, at the discretion of its board of directors, can provide for a Company match on the first 6% of employee deferrals. For 2006, 2005, and 2004, the Company provided a match of 30% on the first 6% of employee deferrals totaling $0.3 million, $0.3 million, and $0.2 million, respectively. The Company match vests over a five-year period.
(16) Related-Party Transactions
     The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $2.7 million, $3.3 million, and $1.9 million in 2006, 2005, and 2004, respectively. The Company leased part of its corporate office from the same related party in 2004. Rent under this lease amounted to $0.1 million 2004. As of December 30, 2005 nothing was due to this related party. The total due to this related party as of December 31, 2005 was $0.1 million.
     The Company paid $0.8 million in 2004 for construction management services to an entity controlled by a stockholder holding in excess of 5% of one class of the Company’s capital stock prior to the initial public offering. The Company leased one of its retail stores from this same related party in fiscal 2003. Subsequent to the initial public offering, this stockholder no longer owns in excess of 5% of any class of the Company’s capital stock. As a result, the entity controlled by this stockholder is no longer considered a related party. The Company plans to continue to use the same entity for construction management services in the future.
     The Company paid $0.4 million 2004 for design and other creative services to a stockholder holding in excess of 5% of one class of the Company’s capital stock prior to the initial public offering. Subsequent to the initial public offering, this stockholder no longer owns in excess of 5% of any class of the Company’s capital stock. As a result, the stockholder is no longer considered a related party. The Company plans to continue to use this stockholder for design and other creative services in the future.
     The Company made charitable contributions of $1.0 million, $0.8 million and $0.2 million in 2006, 2005 and 2004, respectively, to charitable foundations controlled by the executive officers of the Company. The total due to the charitable foundations as of December 30, 2006 and December 31, 2005 was $0.2 million.
(17) Major Vendors
     Three vendors accounted for approximately 83%, 86%, and 85% of inventory purchases in 2006, 2005, and 2004, respectively.
(18) Segment Information
     The Company’s operations are conducted through three reportable segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland, and other retail delivery operations, including the Company’s web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, and Australia. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financials statements.

     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

		International	Licensing &
	Retail	Franchising	Entertainment	Total
Fiscal 2004
Net sales to external customers	$300,469	$846	$347	$301,662
Net income (loss) before income taxes	33,796	(990)	127	32,933
Capital expenditures	16,545	49	—	16,594
Depreciation and amortization	14,438	510	—	14,948
Fiscal 2005
Net sales to external customers	358,901	1,976	932	361,809
Net income (loss) before income taxes	43,764	119	530	44,413
Capital expenditures	30,987	46	50	31,083
Depreciation and amortization	17,039	552	1	17,592
Fiscal 2006
Net sales to external customers	432,571	3,521	979	437,071
Net income before income taxes	27,609	1,794	86	29,489
Capital expenditures	52,525	34	18	52,577
Depreciation and amortization	21,683	699	12	22,394

Total Assets as of:
December 30, 2006	$295,337	$2,683	$1,750	$299,770
December 31, 2005	$235,754	$9,279	$1,075	$246,108
     The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. The Company allocates revenues to geographic areas based on the location of the customer or franchisee. The following schedule is a summary of the Company’s sales to external customers and long-lived assets by geographic area (in thousands):

	North	United Kingdom
	America	& Ireland	Other	Total
Fiscal 2004
Net sales to external customers	$300,781	$169	$712	$301,662
Property and equipment, net	75,815	—	—	75,815
Fiscal 2005
Net sales to external customers	359,615	471	1,723	361,809
Property and equipment, net	89,924	—	49	89,973
Fiscal 2006
Net sales to external customers	400,832	32,717	3,522	437,071
Property and equipment, net	$115,779	$14,549	$19	$130,347
(19) Subsequent Event
     On February 20, 2007 the Company announced a $25 million share repurchase program of outstanding common stock over the next twelve months. The program was authorized by the Company’s board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice.

(a)(2) Financial Statement Schedules
     No additional Financial Statement Schedules are filed as a part of this report pursuant to Item 8 and Item 15(d).
(a)(3) Exhibits.
     The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-l, filed on October 1, 2004, Registration No. 333-118142)

4.2	Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

4.3	Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S- 1, filed on August 12, 2004, Registration No. 333-118142)

4.4	Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.1*	Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.1.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-l, filed on October 1, 2004, Registration No. 333-118142)

10.1.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-l, filed on October 1, 2004, Registration No. 333-118142)

10.2*	Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333- 118142)

10.2.1*	Form of Manager-Level Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-l, filed on October 1, 2004, Registration No. 333-118142)

10.2.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-l, filed on October 1, 2004, Registration No. 333-118142)

10.3*	Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-l, filed on October 1, 2004, Registration No. 333-118142)

10.3.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-l, filed on October 1, 2004, Registration No. 333-118142)

10.3.2*	Form of Director Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-l, filed on October 1, 2004, Registration No. 333-118142)

10.3.3*	Model Incentive Stock Option Agreement Under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.3 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-l, filed on October 12, 2004, Registration No. 333-118142)

10.3.4*	Form of Employee Nonqualified Stock Option Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.4 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-l, filed on October 12, 2004, Registration No. 333-118142)

10.3.5*	Form of the Restricted Stock Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by

Exhibit
Number	Description

reference from Exhibit 10.3.5 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.6*	Amended and Restated Build-A-Bear Workshop, Inc 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on August 1, 2006)

10.4*	Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-l, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.5*	Employment, Confidentiality and Noncompete Agreement dated April 13, 2004 between Barry Erdos and the Registrant (incorporated by reference from Exhibit 10.5 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-l, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated April 13, 2004 between Barry Erdos and the Registrant (incorporated by reference from Exhibit 10.5.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.5.2*	Separation Agreement and General Release dated January 5, 2007 between Barry Erdos and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007)

10.6*	Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-l, filed on September 20, 2004, Registration No. 333-118142)

10.6.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.7*	Employment, Confidentiality and Noncompete Agreement dated July 9, 2001 between John Burtelow and the Registrant (incorporated by reference from Exhibit 10.7 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-l, filed on September 20, 2004, Registration No. 333-118142)

10.7.1*	First Amendment dated March 28, 2005 to Employment, Confidentiality and Noncompete Agreement dated July 9, 2001 between John Burtelow and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 1, 2005)

10.8*	Employment, Confidentiality and Noncompete Agreement dated as of March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.8 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-l, filed on September 20, 2004, Registration No. 333-118142)

10.8.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.8.2*	Second Amendment dated January 5, 2007 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on January 5, 2007)

10.9*	Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-l, filed on September 20, 2004, Registration No. 333-118142)

10.9.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.10*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.11	Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.11.1	Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.12	Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A- Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

Exhibit
Number	Description
10.13	Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.13.1	Third Amended and Restated Revolving Credit Note dated June 30, 2006 by the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear UK Holdings Ltd., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on July 10, 2006)

10.14*	Restricted Stock Purchase Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.16 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.15*	Secured Promissory Note of Maxine Clark in favor of the Registrant, dated April 3, 2000 (incorporated by reference from Exhibit 10.17 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.16*	Repayment and Stock Pledge Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.18 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.17*	Restricted Stock Purchase Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.22 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.18*	Secured Promissory Note of Tina Klocke in favor of the Registrant, dated September 19, 2001 (incorporated by reference from Exhibit 10.23 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.19*	Repayment and Stock Pledge Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.24 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.20	Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Logistics, Inc., as amended (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.20.1	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2005)

10.20.2†	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.21	Agreement for Logistics Services dated as of February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.26 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.21.1	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated March 22, 2005 (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2. 2005)

10.21.2	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated May 3, 2005 (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.21.3†	Letter Agreement dated June 7, 2005 amending the Agreement for Logistics Services dated February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.22†	Lease Agreement dated as of June 21, 2001 between the Registrant and Walt Disney World Co. (incorporated by reference from Exhibit 2.1 of our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.23	Amendment and Restatement of Sublease dated as of June 14, 2000 by and between NewSpace, Inc. and the Registrant (incorporated by reference from Exhibit 10.28 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.24	Lease dated May 5, 1997 between Smart Stuff, Inc. and Hycel Partners I, L.P. (incorporated by reference from Exhibit 10.29 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.25	Agreement dated October 16, 2002 between the Registrant and Hycel Properties Co., as amended (incorporated by reference from Exhibit 10.30 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.26	Letter Agreement dated September 30, 2003 between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.30.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-l, filed on October 12, 2004, Registration No. 333-118142)

10.27	Construction Management Agreement dated November 10, 2003 by and between the Registrant and Hycel

Exhibit
Number	Description
Properties Co. (incorporated by reference from Exhibit 10.31 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.28	Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-l, filed on August 12, 2004, Registration No. 333-118142)

10.29	Lease between 5th Midtown LLC and the Registrant dated July 21, 2004 (incorporated by reference from Exhibit 10.33 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-l, filed on September 10, 2004, Registration No. 333-118142)

10.30	Exclusive Patent License Agreement dated March 12, 2001 by and between Tonyco, Inc. and the Registrant (incorporated by reference from Exhibit 10.34 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-l, filed on September 20, 2004, Registration No. 333-118142)

10.31	Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-l, filed on October 5, 2004, Registration No. 333-118142)

10.32	Loan Agreement by and between Amsbra, Ltd., as Borrower, and Build-A-Bear Workshop Franchise Holdings, Inc., as Lender, entered into on October 4, 2005 with an effective date of September 26, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 11, 2005)

10.33	Revolving Credit Note by Amsbra, Ltd., as Borrower, in favor of Build-A-Bear Workshop Franchise Holdings, Inc., dated as of September 26, 2005 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 11, 2005)

10.34	Debenture dated October 11, 2005 by and between Amsbra, Ltd. and Build-A-Bear Workshop Franchise Holdings, Inc. (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed on October 11, 2005)

10.35	Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.36	Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.37*	Description of Board Compensation for Non-Management Directors effective November 10, 2005 (incorporated by reference from Exhibit 10.1 from our Current Report on Form 8-K, filed on November 16, 2005)

10.38	Share Purchase Agreement dated March 3, 2006 between the Hamleys Group Limited, Build-A-Bear Workshop UK Holdings Limited and The Bear Factory Limited (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.39	Sale and Purchase Agreement dated March 3, 2006 between the Registrant, Build-A-Bear Workshop UK Holdings Limited, the selling shareholders of Amsbra, Ltd. and Andrew Mackay (incorporated by reference from Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.40*	Employment, Confidentiality and Noncompete Agreement dated January 16, 2007 between Paul Bundonis and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 18, 2007)

10.41*	Rules of the Build-A-Bear Workshop, Inc. Share Option Scheme (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2007)

10.42*	Nonqualified Deferred Compensation Plan

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 12 of the Registrant’s audited consolidated financial statements included herein)

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 30, 2006 (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission.

BUILD-A-BEAR WORKSHOP, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC. (Registrant)
Date: March 15, 2007	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maxine Clark and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended December 30, 2006 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala Mary Lou Fiala	Director	March 15, 2007

/s/ James M. Gould James M. Gould	Director	March 15, 2007

/s/ Louis M. Mucci Louis M. Mucci	Director	March 15, 2007

/s/ William Reisler William Reisler	Director	March 15, 2007

/s/ Coleman Peterson Coleman Peterson	Director	March 15, 2007

Signatures	Title	Date

/s/ Joan Ryan Joan Ryan	Director	March 15, 2007

/s/ Maxine Clark Maxine Clark	Chief Executive Bear and Chairman of the Board (Principal Executive Officer)	March 15, 2007

/s/ Tina Klocke Tina Klocke	Chief Financial Bear, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2007