Form 10-Q
period 2007-03-31
BUILD A BEAR WORKSHOP INC
filed 2007-05-10
CIK 1113809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☑          No ☐
     As of May 4, 2007, there were 20,607,648 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.
INDEX TO FORM 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 31,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$42,375	$53,109
Inventories	48,013	50,905
Receivables	6,028	7,389
Prepaid expenses and other current assets	17,854	11,805
Deferred tax assets	2,437	2,388

Total current assets	116,707	125,596

Property and equipment, net	129,455	130,347
Goodwill	36,374	36,927
Other intangible assets, net	2,984	2,873
Other assets, net	4,972	4,027

Total Assets	$290,492	$299,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,167	$46,761
Accrued expenses	12,378	16,301
Gift cards and customer deposits	20,295	28,128
Deferred revenue	6,613	6,454

Total current liabilities	83,453	97,644

Deferred franchise revenue	2,418	2,297
Deferred rent	36,466	34,754
Other liabilities	308	352
Deferred tax liabilities	460	459

Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at March 31, 2007 and December 30, 2006	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,594,729 and 20,537,421 shares, respectively	206	205
Additional paid-in capital	84,796	88,866
Other comprehensive income	(1,868)	(997)
Retained earnings	84,253	76,190

Total stockholders’ equity	167,387	164,264

Total Liabilities and Stockholders’ Equity	$290,492	$299,770

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Revenues:
Net retail sales	$115,883	$97,730
Franchise fees	695	690
Licensing revenue	236	211

Total revenues	116,814	98,631

Costs and expenses:
Cost of merchandise sold	62,140	49,860
Selling, general and administrative	41,544	35,451
Store preopening	688	615
Interest expense (income), net	(545)	(866)

Total costs and expenses	103,827	85,060

Income before income taxes	12,987	13,571
Income tax expense	4,922	5,225

Net income	$8,065	$8,346

Earnings per common share:
Basic	$0.40	$0.42

Diluted	$0.39	$0.41

Shares used in computing common per share amounts:
Basic	20,281,820	20,078,876
Diluted	20,525,347	20,401,378
See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$8,065	$8,346
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,260	4,782
Deferred taxes	39	(847)
Tax benefit from stock option exercises	(159)	(405)
Loss (gain) on disposal of property and equipment	10	(13)
Stock-based compensation	587	493
Change in assets and liabilities:
Inventories	4,057	(3,435)
Receivables	1,358	(667)
Prepaid expenses and other assets	(6,952)	(504)
Accounts payable	(4,424)	(2,731)
Accrued expenses and other liabilities	(9,808)	(6,772)

Net cash used in operating activities	(967)	(1,753)

Cash flows from investing activities:
Purchases of property and equipment	(4,944)	(9,662)
Purchases of other assets and other intangible assets	(644)	(301)
Escrow Deposit	—	(36,893)

Net cash used in investing activities	(5,588)	(46,856)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	347	652
Purchases of Company’s common stock	(4,670)	—
Tax benefit from stock option exercises	159	405

Net cash (used in) provided by financing activities	(4,164)	1,057

Effect of exchange rates on cash	(15)	—

Net decrease in cash and cash equivalents	(10,734)	(47,552)
Cash and cash equivalents, beginning of period	53,109	90,950

Cash and cash equivalents, end of period	$42,375	$43,398

Supplemental disclsoure of cash flow information:
Cash paid during the period for:
Income taxes	$8,106	$7,326
Noncash Transactions:
Return of common stock in lieu of tax witholdings and option exercises	$494	$211
See accompanying notes to condensed consolidated financial statements.

1. Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 30, 2006 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 30, 2006 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2007.
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
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition (in thousands):

Current assets	$7,670
Property and equipment	6,192
Goodwill	31,162
Intangibles	1,824

Total assets acquired	46,848

Current liabilites assumed	(9,215)
Loan previously advanced	4,517

Total purchase price	$42,150

     The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the U.K. Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006

Revenue	$116,814	$107,764
Net Income	8,065	6,060

Basic earnings per common share:	$0.40	$0.30
Diluted earnings per common share:	$0.39	$0.30
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
3. Goodwill
     In connection with our U.K. Acquisition, we acquired goodwill. This asset was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the Company’s goodwill (in thousands):

U.K. Acquisition	$31,162
Acquisition costs	1,005
Severance costs	785

32,952

Effect of foreign currency translation	3,422

Goodwill, as of March 31, 2007	$36,374

4. Stock-based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method.

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
     For the thirteen weeks ended March 31, 2007, selling, general and administrative expense includes $0.6 million ($0.4 million after tax) of stock-based compensation expense. For the thirteen weeks ended April 1, 2006, selling, general and administrative expenses includes $0.5 million ($0.3 million after tax) of stock-based compensation expense.
     As of March 31, 2007, there was $8.9 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 3.37 years.
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
     (a) Stock Options
     The following table is a summary of the balances and activity for the Plans related to stock options for the thirteen weeks ended March 31, 2007:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, December 30, 2006	529,200	$16.10
Granted	—	—
Exercised	30,505	6.88
Forfeited	15,000	34.65

Outstanding, March 31, 2007	483,695	$16.10	5.7	$5,498

Options Exercisable As Of:
March 31, 2007	479,945	$16.05	5.6	$5,482

     The total intrinsic value of options exercised in the thirteen weeks ended March 31, 2007 and April 1, 2006 was approximately $0.7 million and $1.8 million, respectively. The Company generally issues new shares to satisfy option exercises.
     (b) Restricted Stock
     The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirteen weeks ended March 31, 2007:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, December 30, 2006	227,453	$30.06
Granted	215,428	27.48
Vested	51,889	29.23
Canceled or expired	400	27.82

Outstanding, March 31, 2007	390,592	$28.75

     The total fair value of restricted shares vested during the thirteen weeks ended March 31, 2007 and April 1, 2006 was $1.4 million and $0.4 million, respectively.
     (c) Associate Stock Purchase Plan
     In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 5,868 shares at $23.35 per share through the ASPP during the thirteen weeks ended March 31, 2007. The expense recorded related to the ASPP during the thirteen weeks ended March 31, 2007 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen weeks ended March 31, 2007 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years.

6. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Net income allocated to common stockholders	$8,065	$8,346

Weighted average number of common shares outstanding	20,281,820	20,078,876

Effect of dilutive securities:
Stock options	177,347	283,843
Restricted stock	66,180	38,659

Weighted average number
of common shares — dilutive	20,525,347	20,401,378

Earnings per share:
Basic:	$0.40	$0.42

Diluted	$0.39	$0.41

     In calculating diluted earnings per share for the thirteen weeks ended March 31, 2007, options to purchase 156,588 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 215,028 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of SFAS No. 128, Earnings per Share (SFAS No. 128).
     In calculating diluted earnings per share for the thirteen weeks ended April 1, 2006, options to purchase 206,324 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 202,631 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of SFAS No. 128.
7. Comprehensive Income
     Comprehensive income for the thirteen weeks ended March 31, 2007 and April 1, 2006 was $7.2 million and $8.3 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.

8. Property and Equipment
     Property and equipment consist of the following (in thousands):

	March 31,	December 30,
	2007	2006
Land	$2,261	$2,261
Furniture and fixtures	33,221	33,938
Computer hardware	15,862	15,649
Building	14,970	14,970
Leasehold improvements	123,847	122,043
Computer software	14,410	12,988
Construction in progress	4,085	2,200

	208,656	204,049
Less accumulated depreciation	79,201	73,702

	$129,455	$130,347

9. Income Taxes
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48) on December 31, 2006. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of December 31, 2006, there was approximately $1,207,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2007, there is approximately $1,207,000 of unrecognized tax benefits. In the short-term, management of the Company does not reasonably expect any significant changes.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, there is approximately $86,000 of accrued interest related to uncertain tax positions.
     The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
10. Segment Information
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

     Following is a summary of the financial information for the Company’s reporting segments (in thousands):

		International	Licensing &
	Retail	Franchising	Entertainment	Total
Thirteen weeks ended March 31, 2007
Net sales to external customers	$115,883	$695	$236	$116,814
Income before income taxes	12,622	294	71	12,987
Capital expenditures	4,941	—	3	4,944
Depreciation and amortization	6,126	122	12	6,260

Thirteen weeks ended April 1, 2006
Net sales to external customers	97,730	690	211	98,631
Income before income taxes	13,170	271	130	13,571
Capital expenditures	9,660	2	—	9,662
Depreciation and amortization	4,634	146	2	4,782

Total Assets as of:
March 31, 2007	$286,134	$2,427	$1,931	$290,492
April 1, 2006	236,472	7,718	1,174	245,364
     The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. The Company allocates revenues to geographic areas based on the location of the customer or franchisee. The following schedule is a summary of the Company’s sales to external and long-lived assets by geographic area (in thousands):

	North	United Kingdom
	America	& Ireland	Other	Total
Thirteen weeks ended March 31, 2007
Net sales to external customers	$105,320	$10,799	$695	$116,814
Property and equipment, net	113,708	15,731	16	129,455
Thirteen weeks ended April 1, 2006
Net sales to external customers	97,941	—	690	98,631
Property and equipment, net	95,172	—	22	95,194
11. New Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently assessing the financial impact of SFAS 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits an entity to measure certain financial assets and liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. This statement becomes effective for fiscal years beginning after November 15, 2007 and should be applied prospectively. It is expected that this statement will not have a material effect on the Company’s financial statements.

12. Subsequent Event
     The Company holds a minority interest in Retail Entertainment Concepts, LLC (“REC”). REC is an early-stage company that has developed an interactive retail concept targeted primarily to boys and their families. REC conducts business under the Ridemakerz TM brand name. On April 30, 2007, the Company entered into a series of agreements whereby an additional equity investment was made and the Company agreed to perform operational support services for REC. In accordance with the agreements, the Company invested approximately $2.4 million on April 30, 2007, bringing the total investment in REC to approximately $3.0 million. In exchange for performing operational support services the Company will receive additional equity in REC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 30, 2006, as filed with the SEC, and the following: we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory including making these operations profitable; customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; general economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; our market share could be adversely affected by a significant, or increased, number of competitors; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to realize the anticipated benefits from our company-owned distribution center; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; and we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations.
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
Overview
     We are the leading, and only international, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed primarily for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of March 31, 2007, we operated 237 stores in 44 states and Canada, 40 stores in the United Kingdom and Ireland, and had 37 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as non-traditional store locations in Major League Baseball® ballparks, one location in a zoo and one in a science center, and our presence at event-based locations through our mobile store.

     On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations are concessions within department stores which is a format that we have chosen not to continue. The Company expects to improve sales performance and adopt best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base.
     We operate in three reportable segments (retail, international franchising, and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:
•	Company-owned retail stores located in the United States, Canada, the United Kingdom and Ireland retail stores, two webstores and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.
     Selected financial data attributable to each segment for the thirteen weeks ended March 31, 2007 and April 1, 2006 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
     Store contribution, for our consolidated operations, was 24.4% for the thirteen weeks ended March 31, 2007 and 27.7% for the thirteen weeks ended April 1, 2006 and consolidated net income as a percentage of total revenues was 6.9% for the thirteen weeks ended March 31, 2007 and 8.5% for the thirteen weeks ended April 1, 2006. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin. The decrease in gross margin was anticipated and primarily resulted from higher occupancy costs as a percentage of net retail sales at the U.K. stores. We have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of store supplies and other expenses.
     We use comparable store sales as one of the performance measures for our business. Comparable store sales decreased by 6.9% in the thirteen weeks ended March 31, 2007 compared to a decrease of 3.8% for the thirteen weeks ended April 1, 2006. The decline in comparable store sales was attributed primarily to changing customer preferences. Our repeat customers, many of whom have built a sizable collection of Build-A-Bear Workshop stuffed animals, have become more product discriminating. Also contributing to the decline in comparable store sales was a decrease in customer traffic in our stores and the more difficult macro economic conditions generally impacting customers.

Expansion and Growth Potential
Company-owned stores:
     The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, the United Kingdom and Ireland for the periods presented:

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Beginning of period	271	200
Opened	6	2
Closed	—	—

End of period	277	202

     During fiscal 2007, we anticipate opening 39 Build-A-Bear Workshop stores in the United States and Canada, and 7 to 10 new stores in the United Kingdom and Ireland. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 to 75 stores in the United Kingdom and Ireland. Additionally, we expect to expand our Company-owned store base in 2007 to France, which previously had one franchised store in operation. We expect to open three new stores in France during fiscal 2007.
     In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. As of March 31, 2007, we operated one stand-alone Friends 2B Made store and eight Friends 2B Made stores adjacent to or within Build-A-Bear Workshop stores in the United States. Other than the one stand-alone store, these Friends 2B Made stores are not considered new stores but rather expansions of Build-A-Bear Workshop stores.
Non-store locations:
     In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of the end of March 31, 2007, we had a total of five ballpark locations and one store within a zoo. We also opened our first store within a science center during the thirteen weeks ended March 31, 2007.
International Franchise Revenue:
     Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Beginning of period	34	30
Opened	4	—
Closed	(1)	—

End of period	37	30

     As of March 31, 2007, we had 13 master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 16 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open a total of 20 to 25 stores in fiscal 2007. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom and Ireland.
Results of Operations
     The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended
	March 31,	April 1,
	2007	2006
Revenues:
Net retail sales	99.2	99.1
Franchise fees	0.6	0.7
Licensing revenue	0.2	0.2

Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	53.6	51.0
Selling, general and administrative	35.6	35.9
Store preopening	0.6	0.6
Interest expense (income), net	(0.5)	(0.9)

Total costs and expenses	88.9	86.2

Income before income taxes	11.1	13.8
Income tax expense	4.2	5.3

Net income	6.9	8.5

Gross Margin % (2)	46.4%	49.0%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.

(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.
Thirteen weeks ended March 31, 2007 compared to thirteen weeks ended April 1, 2006
     Total revenues. Net retail sales increased to $115.9 million for the thirteen weeks ended March 31, 2007 from $97.7 million for the thirteen weeks ended April 1, 2006, an increase of $18.2 million, or 18.6%. Net retail sales for new stores in North America contributed a $12.6 million increase in net retail sales. U.K. sales contributed $10.8 million. Sales over the Internet increased by $0.6 million, or 24.0%. Comparable store sales decreased $6.5 million, or 6.9%. The decline in comparable store sales was attributed primarily to a change in preferences from our repeat customers who have become more product discriminating. Also contributing to the decline in comparable store sales was a decrease in customer traffic in our stores and the more difficult macro economic conditions generally impacting customers.
     Revenue from franchise fees was $0.6 million for both the thirteen weeks ended March 31, 2007 and thirteen weeks ended April 1, 2006.
     Gross margin. Gross margin increased to $53.7 million for the thirteen weeks ended March 31, 2007 from $47.9 million for the thirteen weeks ended April 1, 2006, an increase of $5.8 million, or 12.1%. As a percentage of net retail sales, gross margin decreased to 46.4% for the thirteen weeks ended March 31, 2007 from 49.0% for the thirteen weeks ended April 1, 2006, a decrease of 2.6%. This decrease was anticipated and primarily resulted from higher occupancy costs as a percentage of net retail sales in the U.K. Improved merchandise margins partially offset the decrease in gross margin percentage.
     Selling, general and administrative. Selling, general and administrative expenses were $41.6 million for the thirteen weeks ended March 31, 2007 as compared to $35.5 million for the thirteen weeks ended April 1, 2006, an increase of $6.1 million, or 17.2%. As a percentage of total revenues, selling, general and administrative expenses decreased to 35.6% for the thirteen weeks ended March 31, 2007 as compared to 35.9% for the thirteen weeks ended April 1, 2006, a decrease of 0.3%. The dollar increase was primarily due to higher selling, general and administrative costs associated with the acquired operations of the U.K., and having 75 more stores in operation at March 31, 2007 as compared to April 1, 2006. Additionally, during the thirteen weeks ended March 31, 2007 the Company incurred bad debt expense of $0.3 million associated with receivables owed by our former franchisee in France. The operations of the one franchised store in France ceased in April 2007. The decrease in selling, general and administrative expenses as a percent of revenue was primarily due to the leveraging of store payroll over a larger revenue base and a decline in central office management payroll resulting primarily from lower performance-based bonus expense.
     Store preopening. Store preopening expense was $0.7 million for the thirteen weeks ended March 31, 2007 as compared to $0.6 million for the thirteen weeks ended April 1, 2006. Contributing to the higher expense during the thirteen weeks ended March 31, 2007 was U.K. preopening expenses of $0.2 million. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.
     Interest expense (income), net. Interest income, net of interest expense, was $0.5 million for the thirteen weeks ended March 31, 2007 as compared to $0.9 million for the thirteen weeks ended April 1, 2006. This decrease was due to lower cash balances in the fiscal 2007 first quarter as compared to the fiscal 2006 first quarter.
     Provision for income taxes. The provision for income taxes was $4.9 million for the thirteen weeks ended March 31, 2007 as compared to $5.2 million for the thirteen weeks ended April 1, 2006. The effective tax rate was 37.9% for the thirteen weeks ended March 31, 2007 compared to 38.5% for the thirteen weeks ended April 1, 2006. The decrease in the effective tax rate is attributable to tax benefits associated with our company-owned distribution center. We expect the effective tax rate for full year 2007 to be approximately 38.0% compared to approximately 39.0% in fiscal year 2006.
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
     We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability. Historically, central office general and administrative expenses and preopening expenses have increased at a rate of less than our total net retail sales increases. Therefore, as we have opened additional new stores and leveraged our central office and general and administrative and preopening expenses over this larger store base and sales volume, we have been able to increase our net income each year.

     The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the U.S. and Canada (North America), stores located in the U.K. and Ireland (United Kingdom), and for our consolidated store base (Total) (in thousands):

	Thirteen weeks ended			Thirteen weeks ended
	March 31, 2007			April 1, 2006
	North	United		North	United
	America	Kingdom	Total	America	Kingdom	Total
Net income	$10,296	$(2,231)	$8,065	$8,346	$—	$8,346
Income tax expense	4,922	—	4,922	5,225	—	5,225
Interest expense (income)	(545)	—	(545)	(866)	—	(866)
Store depreciation and amortization (1)	4,148	545	4,693	3,912	—	3,912
Store preopening expense	513	175	688	615	—	615
General and administrative expense (2)	10,084	861	10,945	9,852	—	9,852
Franchising and licensing contribution (3)	(539)	—	(539)	(457)	—	(457)
Non-store activity contribution (4)	(1,016)	—	(1,016)	(403)	—	(403)

Store contribution	$27,863	$(650)	$27,213	$26,224	$—	$26,224

Total revenues	$106,015	$10,799	$116,814	$98,631	$—	$98,631
Franchising and licensing revenues	(931)	—	(931)	(901)	—	(901)
Revenues from non-store activities (4)	(3,985)	(197)	(4,182)	(3,001)	—	(3,001)

Store location net retail sales	$101,099	$10,602	$111,701	$94,729	$—	$94,729

Store contribution as a percentage of store location net retail sales	27.6%	-6.1%	24.4%	27.7%	0.0%	27.7%

Total net income as a percentage of total revenues	9.7%	-20.7%	6.9%	8.5%	0.0%	8.5%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(4)	Non-store activities include our webstore, and seasonal and event-based locations.
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
     Operating Activities. Cash used in operating activities was $1.0 million for the thirteen weeks ended March 31, 2007 as compared with cash used in operating activities of $1.8 million for the thirteen weeks ended April 1, 2006, or an decrease of $0.8 million. This increase over the year ago period was primarily due to the timing of inventory purchases through better inventory management partially offset by the increase of cash used in the prepayment of rent in the U.K.
     Investing Activities. Cash used in investing activities was $5.6 million for the thirteen weeks ended March 31, 2007 as compared to $46.9 million for the thirteen weeks ended April 1, 2006. The decrease in cash used for investing activities relates primarily to cash held in escrow for the U.K. Acquisition of $36.9 million for the thirteen weeks ended April 1, 2006. Additionally, cash flows from investing activities decreased for the periods presented as the thirteen weeks ended April 1, 2006 included cash expenditures for the construction of the company-owned distribution center. As the distribution center was completed in fiscal 2006, first quarter 2007 capital expenditures had no additional cash outflows related to this project.
     Financing Activities. Cash used in financing activities was $4.2 million in the thirteen weeks ended March 31, 2007 which consisted of cash spent for the repurchase of the Company’s common stock and slightly offset by proceeds from the exercise of employee stock options and the tax benefit from the exercise of stock options. Cash flows provided by financing activities of $1.1 million for the thirteen weeks ended April 1, 2006 consisted primarily of proceeds from the exercise of employee stock options and the tax benefit from the exercise of stock options. No borrowings were made under our line of credit in either the thirteen weeks ended March 31, 2007 or the thirteen weeks ended April 1, 2006.
     Capital Resources. As of March 31, 2007, we had a cash balance of $42.4 million. We also have a line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 30, 2006 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the vendor based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2007 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of March 31, 2007, we were in compliance with these covenants. There were no borrowings under our line of credit as of March 31, 2007. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of March 31, 2007. Accordingly, there was approximately $28.9 million available for borrowing under the line of credit as of March 31, 2007.
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
     In fiscal 2007, we expect to spend a total of $35 to $40 million on capital expenditures. Capital spending through the thirteen weeks ended March 31, 2007 totaled $5.6 million. Capital spending in fiscal 2007 is primarily for the opening of approximately 44 new stores (38 in North America and 7 to 10 in the United Kingdom), and the continued installation and upgrades of central office information technology systems. In fiscal 2006, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.5 million. We anticipate the investment per store in fiscal 2007 will be approximately the same as fiscal 2006.
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
     Our accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2007, which includes audited consolidated financial statements for our 2006, 2005 and 2004 fiscal years. We have identified certain critical accounting policies which are described below.
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
Goodwill and Other Intangible Assets
     Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying values of impaired assets is reduced to fair value. We reviewed our goodwill and other intangible assets as of December 30, 2006 and determined that no impairment existed.
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
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. We are required to adopt SFAS 157 in the first quarter of 2008. We are currently assessing the financial impact of SFAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits an entity to measure certain financial assets and liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. This statement becomes effective for fiscal years beginning after November 15, 2007 and should be applied prospectively. It is expected that this statement will not have a material effect on the our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the thirteen weeks ended March 31, 2007. Accordingly, a 100 basis point change in interest rates would result in no material change to our recorded interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, the end of the period covered by this quarterly report.

     It should be noted that our management, including the Chief Executive Bear and the Chief Financial Bear, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Changes in Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the SEC on March 15, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
Maximum Number
(or Approximate
			(c)	Dollar Value) of
			Total Number of	Shares (or Units)
	(a)	(b)	Shares (or Units)	that May Yet Be
	Total Number of	Average	Purchased as Part of	Purchased Under
	Shares (or Units)	Price Paid	Publicly Announced	the
Period	Purchased	Per Share (or Unit)	Plans or Program	Plans or Programs
Dec. 31, 2006 — Jan. 27, 2007	—	N/A	—	—

Jan. 28, 2007 — Feb. 24, 2007 (1)	30,000	$27.54	30,000	$24,173,677

Feb. 25, 2007 — March 31, 2007(1) (2)	164,093	$26.34	146,500	$20,333,516

Total	194,093	$26.52	176,500	$20,333,516

(1)	On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.

(2)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.

Item 5. Other Information
     (a) The following individuals maintain Rule 10b5-1 trading plans (each, a “Plan” and together, the “Plans”)(1) Maxine Clark, Chairman, Board of Directors and Chief Executive Bear, (2) Scott Seay, President and Chief Operating Bear, (3) Tina Klocke, Chief Financial Bear, Treasurer and Secretary, and (4) Teresa Kroll, Chief Marketing. Barry Erdos terminated his Rule 10b5-1 plan in conjunction with his departure on January 5, 2007. Barney Ebsworth, Director Emeritus, terminated his Rule 10b5-1 plan effective April 30, 2007.
     Chief Executive Bear Maxine Clark’s Plan was adopted under the name of Smart Stuff, Inc. Ms. Clark controls the voting and/or investment power for the shares held by Smart Stuff, Inc, as its president and sole shareholder. Ms. Clark currently owns 3,071,529 shares (including vested options and the shares she owns through Smart Stuff, Inc.). Ms. Clark’s Plan permits no more than a maximum of 8% of her current share holdings (including vested options) to be sold per year (in each of 2007 and 2008). Accordingly, Ms. Clark will continue to have a significant ownership interest in the Company,
     The participants in the Plans will have no control over the timing of any sales under their respective Plans and there can be no assurance that the shares covered by the Plans actually will be sold. The participants entered into the Plans in order to diversify their respective financial holdings.
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

Item 6. Exhibits.
     The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit
No.	Description
10.1	Rules of the Build-A-Bear Workshop, Inc. U.K. Share Option Scheme, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed on February 9, 2007, Exhibit 10.1

10.2
Employment, Confidentiality, and Non-compete Agreement between Build-a-Bear Workshop, Inc. and Paul Bundonis dated January 16, 2007, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed on January 18, 2007, Exhibit 10.1

10.3
Separation Agreement and General Release by and between Build-A-Bear Workshop, Inc. and Barry Erdos dated January 5, 2007, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed on January 5, 2007, Exhibit 10.1

10.4
Second Amendment to the Employment, Confidentiality, and Non-Compete Agreement between Build-A-Bear Workshop, Inc. and Scott Seay dated January 5, 2007, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed January 5, 2007, Exhibit 10.2

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
Date: May 10, 2007

BUILD-A-BEAR WORKSHOP, INC. (Registrant)
By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary