Form 10-Q
period 2007-06-30
BUILD A BEAR WORKSHOP INC
filed 2007-08-09
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2007, there were 20,637,487 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2007	December 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$17,205	$53,109
Inventories	55,665	50,905
Receivables	7,101	7,389
Prepaid expenses and other current assets	21,541	11,805
Deferred tax assets	2,529	2,388

Total current assets	104,041	125,596
Property and equipment, net	133,002	130,347
Goodwill	42,500	36,927
Other intangible assets, net	2,863	2,873
Other assets, net	10,254	4,027

Total Assets	$292,660	$299,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,491	$46,761
Accrued expenses	5,932	16,301
Gift cards and customer deposits	18,636	28,128
Deferred revenue	6,686	6,454

Total current liabilities	71,745	97,644

Deferred franchise revenue	2,645	2,297
Deferred rent	38,004	34,754
Other liabilities	1,363	352
Deferred tax liabilities	470	459

Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at June 30, 2007 and December 30, 2006	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,632,606 and 20,537,421 shares, respectively	206	205
Additional paid-in capital	86,016	88,866
Other comprehensive income (loss)	6,364	(997)
Retained earnings	85,847	76,190

Total stockholders’ equity	178,433	164,264

Total Liabilities and Stockholders’ Equity	$292,660	$299,770

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues:
Net retail sales	$99,102	$92,962	$214,985	$190,692
Franchise fees	677	636	1,372	1,326
Licensing revenue	604	59	840	270

Total revenues	100,383	93,657	217,197	192,288

Costs and expenses:
Cost of merchandise sold	57,649	52,190	119,789	102,050
Selling, general and administrative	39,283	34,783	80,827	70,234
Store preopening	1,369	1,582	2,057	2,197
Interest expense (income), net	(356)	(299)	(901)	(1,165)

Total costs and expenses	97,945	88,256	201,772	173,316

Income before income taxes	2,438	5,401	15,425	18,972
Income tax expense	846	2,402	5,768	7,627

Net income	$1,592	$2,999	$9,657	$11,345

Earnings per common share:
Basic	$0.08	$0.15	$0.48	$0.56

Diluted	$0.08	$0.15	$0.47	$0.56

Shares used in computing common per share amounts:
Basic	20,222,624	20,152,761	20,252,222	20,115,818
Diluted	20,427,858	20,447,945	20,476,603	20,424,661

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Twenty-six weeks ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$9,657	$11,345
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,965	10,869
Deferred taxes	(530)	(2,009)
Tax benefit from stock option exercises	(225)	(685)
Loss on disposal of property and equipment	230	65
Stock-based compensation	1,381	1,262
Change in assets and liabilities:
Inventories	(4,750)	(4,566)
Receivables	287	(3,466)
Prepaid expenses and other assets	(9,737)	(3,928)
Accounts payable	(5,857)	(5,772)
Accrued expenses and other liabilities	(15,020)	(14,286)

Net cash used in operating activities	(10,599)	(11,171)

Cash flows from investing activities:
Purchases of property and equipment	(15,750)	(31,353)
Purchases of other assets and other intangible assets	(5,833)	(1,466)
Purchases of business, net of cash acquired	—	(38,320)

Cash flow used in investing activities	(21,583)	(71,139)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	683	1,162
Purchases of Company’s common stock	(4,670)	—
Tax benefit from stock option exercises	225	685

Cash flow (used in) from financing activities	(3,762)	1,847

Effect of exchange rates on cash	40	67

Net decrease in cash and cash equivalents	(35,904)	(80,396)
Cash and cash equivalents, beginning of period	53,109	90,950

Cash and cash equivalents, end of period	$17,205	$10,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$15,633	$15,211
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$501	$211

See accompanying notes to consolidated financial statements.

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

2. Business Acquisition

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. The aggregate cash purchase price for the U.K. Acquisition was $39.6 million, excluding cash acquired of $0.3 million. In addition to the cash purchase price, the Company had previously advanced $4.5 million to Amsbra as a note receivable. The amount of this note receivable and the related accrued interest is a component of the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of U.K. Acquisition (in thousands):

Current assets	$7,750
Property and equipment	6,192
Goodwill	35,641
Intangibles	1,824

Total assets acquired	51,407
Current liabilities assumed	(9,357)
Total purchase price	$42,050

The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the U.K. Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue	$100,383	$93,657	$217,197	$201,421
Net Income	1,592	2,999	9,657	9,059
Basic earnings per common share:	$0.08	$0.15	$0.48	$0.45
Diluted earnings per common share:	$0.08	$0.15	$0.47	$0.44

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

3. Goodwill

In connection with our U.K. Acquisition, we acquired goodwill. This asset was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the twenty-six weeks ended June 30, 2007 (in thousands):

Balance as of December 30, 2006	$36,927
Purchase price adjustments	(245)
Note receivable adjustment	4,517
Effect of foreign currency translation	1,301

Goodwill, as of June 30, 2007	$42,500

In the second quarter of 2007, the Company determined that it had incorrectly accounted for the note receivable and related interest due from Amsbra and subsequent foreign currency translation effects resulting in understatements of goodwill, other comprehensive income, and an overstatement in accounts payable. The Company corrected the error by recording adjustments to the balance sheet as of June 30, 2007, increasing goodwill by $4.9 million, other comprehensive income by $8.2 million, and reducing accounts payable by $3.3 million. The Company determined that these adjustments were not material in any prior period and no revisions of the December 30, 2006 consolidated balance sheet were made. The impact of the error as of December 30, 2006, would have been to increase goodwill by $4.9 million, other comprehensive income by $6.1 million, and reduce accounts payable by $1.2 million. The correction had no impact on the consolidated statement of operations or consolidated statement of cash flows as of December 30, 2006.

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying values of impaired assets is reduced to fair value. Goodwill will be reviewed as of December 29, 2007.

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

For the thirteen weeks ended June 30, 2007, selling, general and administrative expense includes $0.8 million ($0.5 million after tax) of stock-based compensation expense. For the thirteen weeks ended July 1, 2006, selling, general and administrative expenses includes $0.8 million ($0.4 million after tax) of stock-based compensation expense.

As of June 30, 2007, there was $8.3 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 3.22 years.

Upon adoption of SFAS 123R, the Company made a policy decision that the straight-line expense attribution method would be utilized for all future stock-based compensation awards with graded vesting.

5. Stock Incentive Plans

In 2000, the Company adopted the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan. In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, and, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the twenty-six weeks ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 30, 2006	529,200	$16.10
Granted	—	—
Exercised	56,761	7.06
Forfeited	24,639	32.74
Outstanding, June 30, 2007	447,800	$16.33	5.4	$4,395

Options Exercisable As Of:
June 30, 2007	447,800	$16.33	5.4	$4,395

The total intrinsic value of options exercised in the twenty-six weeks ended June 30, 2007 and July 1, 2006 was approximately $1.2 million and $2.8 million, respectively. The Company generally issues new shares to satisfy option exercises.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the twenty-six weeks ended June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, December 30, 2006	228,831	$30.06
Granted	229,428	27.55
Vested	52,489	29.24
Canceled or expired	9,218	27.83

Outstanding, June 30, 2007	396,552	$28.77

The total fair value of shares vested during the twenty-six weeks ended June 30, 2007 and July 1, 2006 was $1.4 million and $0.4 million, respectively.

(c) Associate Stock Purchase Plan

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 6,646 shares at $21.85 per share through the ASPP during the thirteen weeks ended June 30, 2007. The employees purchased 12,515 shares at $22.55 per share through the ASPP during the twenty-six weeks ended June 30, 2007. The expense recorded related to the ASPP during the thirteen and twenty-six weeks ended June 30, 2007 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen and twenty-six weeks ended July 1, 2006 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. Prior to the adoption of SFAS 123R, the ASPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$1,592	$2,999	$9,657	$11,345

Weighted average number of common shares outstanding	20,222,624	20,152,761	20,252,222	20,115,818

Effect of dilutive securities:
Stock options	163,670	246,087	170,509	264,965
Restricted stock	41,564	49,097	53,872	43,878

Weighted average number of common shares—dilutive	20,427,858	20,447,945	20,476,603	20,424,661

Earnings per share:
Basic:	$0.08	$0.15	$0.48	$0.56

Diluted	$0.08	$0.15	$0.47	$0.56

In calculating diluted earnings per share for the thirteen and twenty-six weeks ended June 30, 2007, options to purchase 145,844 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 13,600 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of SFAS No. 128, Earnings per Share (SFAS No. 128).

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

7. Comprehensive Income

Comprehensive income for the thirteen weeks ended June 30, 2007 and July 1, 2006 was $9.8 million and $2.9 million, respectively, and for the twenty-six week period ended June 30, 2007 and July 1, 2006 was $17.0 million and $11.2 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.

8. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Land	$2,261	$2,261
Furniture and fixtures	35,112	33,938
Computer hardware	16,541	15,649
Building	14,970	14,970
Leasehold improvements	128,582	122,043
Computer software	15,522	12,988
Construction in progress	4,991	2,200

	217,979	204,049
Less accumulated depreciation	84,977	73,702

	$133,002	$130,347

9. Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48) on December 31, 2006. As a result of the implementation of FIN 48, the Company did not record a material adjustment in the liability for unrecognized income tax benefits. At the adoption date of December 31, 2006, there was approximately $1.2 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2007, there is approximately $1.2 million of unrecognized tax benefits. In the next twelve months, management of the Company does not expect any significant changes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, there is approximately $0.1 million of accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10. Segment Information

The Company’s operations are conducted through three reportable segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, France, and other retail delivery operations, including the Company’s web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, Africa, and Australia. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

		International Franchising	Licensing & Entertainment
	Retail			Total
Thirteen weeks ended June 30, 2007
Net sales to external customers	$99,102	$677	$604	$100,383
Net income before income taxes	2,137	128	173	2,438
Capital expenditures	10,270	—	—	10,270
Depreciation and amortization	7,582	122	—	7,704

Thirteen weeks ended July 1, 2006
Net sales to external customers	92,962	636	59	93,657
Net income before income taxes	5,174	217	10	5,401
Capital expenditures	21,668	23	—	21,691
Depreciation and amortization	5,871	214	2	6,087

Twenty-six weeks ended June 30, 2007
Net sales to external customers	$214,985	$1,372	$840	$217,197
Net income before income taxes	14,759	422	244	15,425
Capital expenditures	15,212	—	3	15,215
Depreciation and amortization	13,709	244	12	13,965

Twenty-six weeks ended July 1, 2006
Net sales to external customers	190,692	1,327	269	192,288
Net income before income taxes	18,344	488	140	18,972
Capital expenditures	31,327	26	—	31,353
Depreciation and amortization	10,505	359	4	10,868

Total Assets as of:
June 30, 2007	$288,863	$1,705	$2,092	$292,660
July 1, 2006	237,440	2,126	1,192	240,758

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

	North America	United Kingdom, Ireland, and France	Other	Total

Thirteen weeks ended June 30, 2007
Net sales to external customers	$88,732	$10,973	$678	$100,383
Property and equipment, net	116,219	16,769	14	133,002
Thirteen weeks ended July 1, 2006
Net sales to external customers	85,521	7,500	636	93,657
Property and equipment, net	108,768	8,716	20	117,504

Twenty-six weeks ended June 30, 2007
Net sales to external customers	$194,052	$21,773	$1,372	$217,197
Property and equipment, net	116,219	16,769	14	133,002
Twenty-six weeks ended July 1, 2006
Net sales to external customers	183,461	7,500	1,327	192,288
Property and equipment, net	108,768	8,716	20	117,504

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

12. Investment in Unconsolidated Subsidiary

The Company holds a minority interest in RidemakerZ, LLC, (previously Retail Entertainment Concepts, LLC). RidemakerZ is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. On April 30, 2007 the Company entered into a series of agreements whereby the Company agreed to perform advisory and operational support services for RidemakerZ in exchange for additional equity. The Company records the additional equity from the performance of these services quarterly. As of June 30, 2007, the investment in Ridemakerz was approximately $3.7 million. RidemakerZ is considered a variable-interest entity, for which the Company is not the primary beneficiary of gains or losses. Accordingly, the Company does not expect to be allocated gains or losses in fiscal 2007. Under the current agreements, Build-A-Bear Workshop, Inc. would own up to approximately 34% of fully diluted equity in RidemakerZ by early 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 30, 2006, as filed with the SEC, and the following: we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory including making these operations profitable; we do not know the results of the strategic alternatives evaluation process announced on June 28, 2007; customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; general economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; our market share could be adversely affected by a significant, or increased, number of competitors; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to realize the anticipated benefits from our company-owned distribution center; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; and we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations.

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

As of June 30, 2007, we operated 252 stores in 46 states, Canada, and Puerto Rico, 41 stores in the United Kingdom and Ireland, and had 41 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as non-traditional store locations in Major League Baseball® ballparks, one location in a zoo and our presence at event-based locations through our mobile store.

On June 28, 2007, the Company retained Lehman Brothers to assist it and the board of directors in an analysis and consideration of a broad range of potential strategic alternatives to enhance long-term shareholder value. While the process is underway, the Company does not expect to disclose further developments regarding the process until the Board’s review of strategic alternatives has been completed. There is no assurance that the process will result in any changes to the company’s current business plans or lead to any specific action or transaction.

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations were concessions within department stores which was a format that we chose not to continue. The Company expects to improve sales performance and adopt best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base.

In 2007, the Company expects to expand its Company-owned store base to France which was previously under a franchise agreement and had one store in operation.

We operate in three reportable segments (retail, international franchising, and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, the United Kingdom, Ireland, France, two webstores and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 21.9% for the twenty-six weeks ended June 30, 2007 and 25.1% for the twenty-six weeks ended July 1, 2006 and consolidated net income as a percentage of total revenues was 4.4% for the twenty-six weeks ended June 30, 2007 and 5.9% for the twenty-six weeks ended July 1, 2006. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin. The decrease in gross margin primarily resulted from a lack of sales leverage on store occupancy costs. We have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of store supplies and other expenses.

We use comparable store sales as one of the performance measures for our business. The percentage increase (decrease) in comparable store sales for the periods presented below is as follows:

Thirteen Weeks Ended		Twenty-Six Weeks Ended
June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(9.4)%	(4.4)%	(8.1)%	(4.1)%

We believe the decline in comparable store sales was attributed primarily to the following factors:

•	A decline in shopping mall customer traffic and consumer discretionary spending resulting from more difficult macro economic conditions impacting consumers.

•	Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls.

•	Lower than expected customer purchases of select licensed products introduced in the fiscal 2007 second quarter.

The Company is addressing the decline in comparable store sales with the following key initiatives:

•	Increased emphasis on product newness and product collectibility.

•	Expanded national brand advertising on women’s TV programming.

•	Enhanced communications to the Company’s loyalty program members with improved timing, personalization and incentives to nearly 4 million members enrolled in the program.

•

Significant expansion and enhancement to the Company’s website to create a social networking community and interactive play platform that leverages the customer store experience and creates higher brand engagement across both physical and virtual world platforms.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, the United Kingdom, Ireland, and France for the periods presented:

	Twenty-six weeks ended
	June 30, 2007	July 1, 2006
Beginning of period	271	200
UK acquisition	—	40
Opened	22	16
Closed	—	—

End of period	293	256

During fiscal 2007, we anticipate opening 39 Build-A-Bear Workshop stores in the United States and Canada, eight new stores in the United Kingdom and Ireland, and three new stores in France. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada, approximately 70 to 75 stores in the United Kingdom and Ireland, and approximately 50 stores in France.

In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary “Friends 2B Made” line of make-your-own dolls and related products. As of June 30, 2007, we operated one stand-alone Friends 2B Made store and eight Friends 2B Made stores adjacent to or within Build-A-Bear Workshop stores in the United States. Other than the one stand-alone store, these Friends 2B Made stores are not considered new stores but rather expansions of Build-A-Bear Workshop stores.

Non-Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of the end of June 30, 2007, we had a total of five ballpark locations and one store within a zoo.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Twenty-six weeks ended
	June 30, 2007	July 1, 2006
Beginning of period	34	30
U.K. Acquisition	—	(11)
Opened	9	3
Closed	(2)	—

End of period	41	22

As of June 30, 2007, we had 14 master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 21 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open a total of 20 to 25 stores in fiscal 2007. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenues:
Net retail sales	98.7	99.2	99.0	99.2
Franchise fees	0.7	0.7	0.6	0.7
Licensing revenue	0.4	0.1	0.4	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	58.2	56.1	55.7	53.5
Selling, general and administrative	39.1	37.1	37.2	36.5
Store preopening	1.4	1.7	0.9	1.1
Interest expense (income), net	(0.4)	(0.3)	(0.4)	(0.6)

Total costs and expenses	97.6	94.2	92.9	90.1

Income before income taxes	2.4	5.8	7.1	9.9
Income tax expense	0.8	2.6	2.7	4.0

Net income	1.6	3.2	4.4	5.9

Gross Margin % (2)	41.8%	43.9%	44.3%	46.5%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended June 30, 2007 compared to thirteen weeks ended July 1, 2006

Total revenues. Net retail sales increased to $99.1 million for the thirteen weeks ended June 30, 2007 from $93.0 million for the thirteen weeks ended July 1, 2006, an increase of $6.1 million, or 6.6%. Net retail sales for new stores in North America contributed a $9.8 million increase in net retail sales. Sales from stores located in the United Kingdom and Ireland increased $3.5 million from the same period in the prior year. Sales over the Internet increased by $0.1 million, or 8.6%. Comparable store sales decreased $7.6 million, or 9.4%. An increase of $0.3 million of other items, including, but not limited to, a deferred revenue adjustment and increased currency translation on Canadian sales, compared to the prior period also contributed to the increase in net retail sales.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•	A decline in shopping mall customer traffic and consumer discretionary spending resulting from more difficult macro economic conditions impacting consumers.

•	Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls.

•	Lower than expected customer purchases of select licensed products introduced in the fiscal 2007 second quarter.

Revenue from franchise fees increased to $0.7 million for the thirteen weeks ended June 30, 2007 from $0.6 million for the thirteen weeks ended July 1, 2006, an increase of $0.1 million. This increase was primarily due to the addition of new franchise agreements and new franchised stores opened in the past year. Revenue from licensing increased to $0.6 million for the thirteen weeks ended June 30, 2007 from $0.1 million for the thirteen weeks ended July 1, 2006, an increase of $0.6 million. This increase was primarily related to increased licensing activities.

Gross margin. Gross margin increased to $41.5 million for the thirteen weeks ended June 30, 2007 from $40.8 million for the thirteen weeks ended July 1, 2006, an increase of $0.7 million, or 1.7%. As a percentage of net retail sales, gross margin decreased to 41.8% for the thirteen weeks ended June 30, 2007 from 43.9% for the thirteen weeks ended July 1, 2006, a decrease of 2.1%. This decrease resulted from the lack of sales leverage on store occupancy costs as a percentage of net retail sales partially offset by an improvement in merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses were $39.3 million for the thirteen weeks ended June 30, 2007 as compared to $34.8 million for the thirteen weeks ended July 1, 2006, an increase of $4.5 million, or 12.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 39.1% for the thirteen weeks ended June 30, 2007 as compared to 37.1% for the thirteen weeks ended July 1, 2006, a increase of 2.0%. The dollar increase was primarily due to having 37 more stores in operation at June 30, 2007 as compared to July 1, 2006. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to an increase in advertising expenses and language translation costs associated with the Company’s expansion into Montreal and Puerto Rico. Partially offsetting this increase were improved efficiencies in the company’s store payroll expenses. Selling, general and administrative expenses for the thirteen weeks ended June 30, 2007 also include $0.2 million of initial spending related to our analysis of strategic alternatives.

Store preopening. Store preopening expense was $1.4 million for the thirteen weeks ended June 30, 2007 as compared to $1.6 million for the thirteen weeks ended July 1, 2006. The decrease in store preopening for the period was the result of timing of store preopening activities. We expect to open twelve stores during the fiscal 2007 third quarter as compared to ten stores opened during the same period in fiscal 2006. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $0.4 million for the thirteen weeks ended June 30, 2007 as compared to $0.3 million for the thirteen weeks ended July 1, 2006. This increase was due to higher cash balances in the fiscal 2007 second quarter as compared to the fiscal 2006 second quarter.

Provision for income taxes. The provision for income taxes was $0.8 million for the thirteen weeks ended June 30, 2007 as compared to $2.4 million for the thirteen weeks ended July 1, 2006. The effective tax rate was 34.7% for the thirteen weeks ended June 30, 2007 compared to 44.5% for the thirteen weeks ended July 1, 2006. The decrease in the effective tax rate is primarily attributable to tax benefits associated with our company-owned distribution center and our full year tax position outlook in the 2007 period compared to the tax effect of U.K. projected losses and costs related to the acquisition in the 2006 period. We expect the effective tax rate for full year 2007 to be approximately 38.0% compared to 39.0% in fiscal year 2006.

Twenty-six weeks ended June 30, 2007 compared to twenty-six weeks ended July 1, 2006

Total revenues. Net retail sales increased to $215.0 million for the twenty-six weeks ended June 30, 2007 from $190.7 million for the twenty-six weeks ended July 1, 2006, an increase of $24.3 million, or 12.7%. Net retail sales for new stores contributed a $22.4 million increase in net retail sales. U.K. sales contributed $14.3 million in additional sales over the same period a year ago. Sales from non-store locations and non-comparable stores contributed a $0.7 million increase in net retail sales. Sales over the Internet increased by $0.6 million, or 12.8%. Comparable store sales decreased $14.1 million, or 8.1%. An increase of $0.4 million of other items, including, but not limited to, a deferred revenue adjustment and increased currency translation on Canadian sales, compared to the prior period also contributed to the increase in net retail sales.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•	A decline in shopping mall customer traffic and consumer discretionary spending resulting from more difficult macro economic conditions impacting consumers.

•	Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls.

•	Lower than expected customer purchases of select licensed products introduced in the fiscal 2007 second quarter.

Revenue from franchise fees increased to $1.4 million for the twenty-six weeks ended June 30, 2007 from $1.3 million for the twenty-six weeks ended July 1, 2006, an increase of $0.1 million. This increase was primarily due to the addition of new franchisee agreements and new franchised stores opened in the past year. Revenue from licensing increased to $0.8 million for the twenty-six weeks ended June 30, 2007 from $0.3 million for the twenty-six weeks ended July 1, 2006, an increase of $0.5 million. This increase was primarily related to increased licensing activities.

Gross margin. Gross margin increased to $95.2 million for the twenty-six weeks ended June 30, 2007 from $88.6 million for the twenty-six weeks ended July 1, 2006, an increase of $6.6 million, or 7.4%. As a percentage of net retail sales, gross margin decreased to 44.3% for the twenty-six weeks ended June 30, 2007 from 46.5% for the twenty-six weeks ended July 1, 2006, a decrease of 2.2%. This decrease was anticipated and resulted primarily from higher occupancy costs as a percentage of net retail sales in the U.K. Also, a lack of sales leverage on store occupancy costs in North America contributed to the decline in gross margin as a percent of net retail sales.

Selling, general and administrative. Selling, general and administrative expenses were $80.8 million for the twenty-six weeks ended June 30, 2007 as compared to $70.2 million for the twenty-six weeks ended July 1, 2006, an increase of $10.6 million, or 15.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.2% for the twenty-six weeks ended June 30, 2007 as compared to 36.5% for the twenty-six weeks ended July 1, 2006, an increase of 0.7%. The dollar increase was primarily due to having 37 more stores in operation at June 30, 2007 as compared to July 1, 2006, higher central office expenses required to support a larger store base, and higher selling, general and administrative costs associated with the U.K. Acquisition. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to an increase in advertising expenses and language translation costs associated with the Company’s expansion into Montreal and Puerto Rico. Partially offsetting this increase were improved efficiencies in the company’s store payroll expenses. Selling, general and administrative expenses for the twenty-six weeks ended June 30, 2007 also include $0.2 million of initial spending related to our analysis of strategic alternatives.

Store preopening. Store preopening expense was $2.1 million for the twenty-six weeks ended June 30, 2007 as compared to $2.2 million for the twenty-six weeks ended July 1, 2006. We expect to open twelve stores during the fiscal 2007 third quarter as compared to ten stores opened during the same period in fiscal 2006. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $0.9 million for the twenty-six weeks ended June 30, 2007 as compared to $1.2 million for the twenty-six weeks ended July 1, 2006. This decrease was due to higher cash balances in the fiscal 2006 period as compared to the fiscal 2007 period.

Provision for income taxes. The provision for income taxes was $5.8 million for the twenty-six weeks ended June 30, 2007 as compared to $7.6 million for the twenty-six weeks ended July 1, 2006. The effective tax rate was 37.4% for the twenty-six weeks ended June 30, 2007 and 40.2% for the twenty-six weeks ended July 1, 2006. The decrease in the effective tax rate is attributable to tax benefits associated with our company-owned distribution center and our full year tax position outlook. We expect the effective tax rate for full year 2007 to be approximately 38.0% compared to 39.0% in fiscal year 2006.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the U.S. and Canada (North America), stores located in the U.K. and Ireland (United Kingdom), and for our consolidated store base (Total) (in thousands):

	Twenty-six weeks ended June 30, 2007			Twenty-six weeks ended July 1, 2006
	North America	United Kingdom	Total	North America	United Kingdom	Total

Net income	$13,593	$(3,936)	$9,657	$14,045	$(2,700)	$11,345
Income tax expense	5,768	—	5,768	7,627	—	7,627
Interest expense (income)	(901)	—	(901)	(1,165)	—	(1,165)
Store depreciation and amortization (1)	8,391	1,165	9,556	7,790	408	8,198
Store preopening expense	1,798	259	2,057	2,020	177	2,197
General and administrative expense (2)	19,915	1,872	21,787	19,178	845	20,023
Franchising and licensing contribution (3)	(922)	—	(922)	(963)	—	(963)
Non-store activity contribution (4)	(1,670)	—	(1,670)	(1,108)	—	(1,108)

Store contribution	$45,972	$(640)	$45,332	$47,424	$(1,270)	$46,154

Total revenues	$195,424	$21,773	$217,197	$184,788	$7,500	$192,288
Franchising and licensing revenues	(2,212)	—	(2,212)	(1,660)	—	(1,660)
Revenues from non-store activities (4)	(7,716)	—	(7,716)	(6,502)	—	(6,502)

Store location net retail sales	$185,496	$21,773	$207,269	$176,626	$7,500	$184,126

Store contribution as a percentage of store location net retail sales	24.8%	-2.9%	21.9%	26.8%	-16.9%	25.1%

Total net income as a percentage of total revenues	7.0%	-18.1%	4.4%	7.6%	-36.0%	5.9%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.

(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.
(4)	Non-store activities include our webstore, and seasonal and event-based locations.

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

Operating Activities. Cash used in operating activities was $10.6 million for the twenty-six weeks ended June 30, 2007 as compared with cash used in operating activities of $11.2 million for the twenty-six weeks ended July 1, 2006, or a decrease of $0.6 million. This decrease over the year ago period was primarily due to the timing of cash received for tenant allowances on new stores.

Investing Activities. Cash used in investing activities was $21.6 million for the twenty-six weeks ended June 30, 2007 as compared to $71.1 million for the twenty-six weeks ended July 1, 2006. Cash used in investing activities during the twenty-six weeks ended June 30, 2006 primarily relates to new store construction costs for store openings in fiscal 2007. Cash used in investing activities during the twenty-six weeks ended July 1, 2006 relates primarily to the U.K. Acquisition which used $38.3 million in cash. An additional $31.3 million for this period in 2006 relates to progress payments on construction of the Company-owned distribution center and new store construction.

Financing Activities. Cash used in financing activities was $3.8 million in the twenty-six weeks ended June 30, 2007 which consisted of cash spent for the repurchase of the Company’s common stock partially offset by proceeds from the exercise of stock options and the tax benefit from the exercise of stock options. Cash flows provided by financing activities of $1.8 million for the twenty-six ended July 1, 2006 consisted primarily of proceeds from the exercise of employee stock options and the tax benefit from the exercise of stock options. No borrowings were made under our line of credit in either the twenty-six weeks ended June 30, 2007 or the twenty-six weeks ended July 1, 2006.

Capital Resources. As of June 30, 2007, we had a cash balance of $17.2 million. We also have a line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 19, 2007 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the vendor based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2008 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of June 30, 2007, we were in compliance with these covenants. There were no borrowings under our line of credit as of June 30, 2007. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of June 30, 2007. Accordingly, there was approximately $28.9 million available for borrowing under the line of credit as of June 30, 2007.

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

Our French leases each have terms of 10 years. French leases for premier retail properties frequently have entry fees and/or key money payments required to be made in conjunction with signature of the leases. Such entry fees or key money payments may be recovered, in whole or in part, upon disposal of the leases. The leases typically provide the lessee with the first right for renewal at the end of the lease. Rent deposits consisting of three months rent are also required to be paid upon execution of the leases. Rents are negotiated on a fixed basis, but are reviewed annually in relation to an inflation index and therefore also have a variable rent component. Rents are charged quarterly and paid in advance.

In fiscal 2007, we expect to spend a total of $35 to $40 million on capital expenditures. Capital spending through the twenty-six weeks ended June 30, 2007 totaled $15.8 million, on track with our full year plans. Capital spending in fiscal 2007 is primarily for the opening of approximately 50 new stores (39 in North America and 8 in the United Kingdom and 3 in France), and the continued installation and upgrades of central office information technology systems. In fiscal 2006, the average investment per new store in North America, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.5 million. We anticipate the investment per store in fiscal 2007 will be approximately the same as fiscal 2006.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our credit agreement expires on September 30, 2008.

On February 20, 2007 we announced a $25 million share repurchase program of our outstanding stock. During the thirteen weeks ended June 30, 2007 we did not repurchase stock under the program.

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

Under the previous Buy Stuff Program, the first card had no expiration date. Beginning in June 2002, and continuing each summer up to July 1, 2006, a series of cards were issued that had an expiration date of December 31 of the year following the year in which that series of cards was first issued. Beginning in July 2006, the automated Stuff Fur Stuff® club was introduced which provides greater visibility to the rewards earned by our guests and the historical redemption rates. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge.

In the fiscal 2007 second quarter the company made an adjustment to the frequent shopper program resulting in a reduction in deferred revenue of $0.3 million with a corresponding increase in net sales and a $0.2 million increase in net income. This adjustment reflected the fact that the paper card program continues to decline with all paper cards expiring in August 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the thirteen weeks ended June 30, 2007. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the Securities and Exchange Commission on March 15, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2007 – Apr. 28, 2007	—	N/A	—	—
Apr. 29, 2007 – May 26, 2007	—	N/A	—	—
May 27, 2007 – June 30, 2007 (1)	208	$29.92	—	—
Total	208	$29.92

(1)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.

On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired. No shares were repurchased under this stock repurchase program during the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 10, 2007, the following matters were submitted to a vote of the stockholders:

Final Voting Results

Item No. 1

The election of the Class III Directors identified below to the Board of Directors of Build-A-Bear Workshop, Inc. to serve until 2010 or until their successors are elected and qualified. The final voting results were:

Election of Class III Directors	For	Withheld
James M. Gould	14,853,135	3,552,285
Joan Ryan	18,040,487	364,933

Item No. 2

The approval of the U.K. Stock Plan (formally known as the “Rules of the Build-A-Bear Workshop, Inc. Share Option Scheme”). The final voting results were:

For	Against	Abstain
15,745,720	850,137	7,716

Item No. 3

The ratification of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2007. The final voting results were:

For	Against	Abstain
18,032,688	368,193	4,538

All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, William Reisler, Coleman Peterson, Maxine Clark, Mary Lou Fiala and Louis Mucci continue to serve as directors. Ms. Clark, Ms. Fiala and Mr. Mucci serve as Class I directors and their terms will expire at the 2008 annual meeting. Mr. Reisler and Mr. Peterson serve as Class II directors and their terms will expire at the 2009 annual meeting.

Mr. Ebsworth agreed to continue to serve the Company as Board Member Emeritus effective after the 2006 annual meeting.

Item 5. Other Information

(a) The following individuals maintain Rule 10b5-1 trading plans (each, a “Plan” and together, the “Plans”): (1) Maxine Clark, Chairman, Board of Directors and Chief Executive Bear, (2) Scott Seay, President and Chief Operating Bear, (3) Tina Klocke, Chief Financial Bear, Treasurer and Secretary, and (4) Teresa Kroll, Chief Marketing. Barry Erdos terminated his Rule 10b5-1 plan in conjunction with his departure on January 5, 2007. Barney Ebsworth, Director Emeritus, terminated his Rule 10b5-1 plan effective April 30, 2007.

Chief Executive Bear Maxine Clark’s Plan was adopted under the name of Smart Stuff, Inc. Ms. Clark controls the voting and/or investment power for the shares held by Smart Stuff, Inc, as its president and sole shareholder. Ms. Clark currently owns 2,943,614 shares of the Company (including vested options and the shares she owns through Smart Stuff, Inc.). Ms. Clark’s Plan permits no more than a maximum of 8% of her current share holdings (including vested options) to be sold per year (in each of 2007 and 2008). Accordingly, Ms. Clark will continue to have a significant ownership interest in the Company.

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

(b) In connection with the Board’s consideration of certain strategic alternatives, on July 25, 2007, the Company’s Board of Directors formed a special committee comprised of four independent, non-management directors. Each non-management director serving on the special committee (including the Chairman of the committee) will be paid $6,000 per month, with a maximum total potential payment of $30,000 per member. The Chair of the special committee will receive an additional $10,000 per month, with a maximum total potential payment of $50,000. The Company will also reimburse the special committee members for all out-of-pocket expenses.

Item 6. Exhibits.

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear
Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail
Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear
Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed on June 20, 2007, Exhibit 10.1

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

Date: August 9, 2007

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary