Form 10-Q
period 2007-09-29
BUILD A BEAR WORKSHOP INC
filed 2007-11-08
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

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

As of November 5, 2007, there were 20,656,847 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 29, 2007	December 30, 2006
		(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$16,990	$53,109
Inventories	54,532	50,905
Receivables	8,791	7,389
Prepaid expenses and other current assets	16,302	11,805
Deferred tax assets	2,690	2,388

Total current assets	99,305	125,596
Property and equipment, net	137,414	130,347
Goodwill	43,068	41,827
Other intangible assets, net	2,799	2,873
Other assets, net	12,455	4,027

Total Assets	$295,041	$304,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,761	$45,561
Accrued expenses	7,281	16,301
Gift cards and customer deposits	18,610	28,128
Deferred revenue	7,350	6,454

Total current liabilities	69,002	96,444

Deferred franchise revenue	2,568	2,297
Deferred rent	39,160	34,754
Other liabilities	221	352
Deferred tax liabilities	476	459

Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at September 29, 2007 and December 30, 2006	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,636,483 and 20,537,421 shares, respectively	207	205
Additional paid-in capital	87,138	88,866
Accumulated other comprehensive income	7,447	5,103
Retained earnings	88,822	76,190

Total stockholders’ equity	183,614	170,364

Total Liabilities and Stockholders’ Equity	$295,041	$304,670

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues:
Net retail sales	$108,357	$100,582	$323,342	$291,274
Franchise fees	934	649	2,306	1,975
Licensing revenue	474	288	1,314	558

Total revenues	109,765	101,519	326,962	293,807

Costs and expenses:
Cost of merchandise sold	61,387	58,130	181,176	160,180
Selling, general and administrative	42,547	38,073	123,374	108,307
Store preopening	1,430	1,127	3,487	3,324
Interest expense (income), net	(388)	(192)	(1,289)	(1,357)

Total costs and expenses	104,976	97,138	306,748	270,454

Income before income taxes	4,789	4,381	20,214	23,353
Income tax expense	1,812	1,669	7,580	9,296

Net income	$2,977	$2,712	$12,634	$14,057

Earnings per common share:
Basic	$0.15	$0.13	$0.62	$0.70

Diluted	$0.15	$0.13	$0.62	$0.69

Shares used in computing common per share amounts:
Basic	20,242,402	20,176,642	20,248,949	20,135,944
Diluted	20,411,095	20,438,226	20,454,767	20,429,034

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirty-nine weeks ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$12,634	$14,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,207	16,049
Deferred taxes	(627)	(3,195)
Tax benefit from stock option exercises	(225)	(802)
Loss on disposal of property and equipment	287	73
Stock-based compensation	2,213	1,959
Change in assets and liabilities:
Inventories	(4,026)	(4,690)
Receivables	(1,759)	77
Prepaid expenses and other assets	(5,057)	(2,599)
Accounts payable	(8,332)	(7,650)
Accrued expenses and other liabilities	(14,041)	(9,899)

Net cash provided by operating activities	274	3,380

Cash flows from investing activities:
Purchases of property and equipment, net	(24,812)	(46,054)
Purchases of other assets and other intangible assets	(8,198)	(1,720)
Purchases of business, net of cash acquired	—	(39,061)

Cash flow used in investing activities	(33,010)	(86,835)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	554	1,492
Purchases of Company’s common stock	(4,270)	—
Tax benefit from stock option exercises	225	802

Cash flow (used in) provided by financing activities	(3,491)	2,294

Effect of exchange rates on cash	108	48

Net decrease in cash and cash equivalents	(36,119)	(81,113)
Cash and cash equivalents, beginning of period	53,109	90,950

Cash and cash equivalents, end of period	$16,990	$9,837

Supplemental disclsoure of cash flow information:
Cash paid during the period for:
Income taxes	$19,763	$18,835
Noncash Transactions:
Return of common stock in lieu of tax witholdings and option exercises	$501	$211
Return of common stock for repayment of note receivable from officer	$—	$141

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 30, 2006 (revised) was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 30, 2006 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2007.

2. Correction to Prior Periods

During the third quarter of 2007, the Company determined that it had incorrectly reported depreciation and amortization and purchases of property and equipment, net, in the consolidated statements of cash flows for the twenty-six weeks ended June 30, 2007. The $1.3 million error resulted in the understatement of cash used in operating activities and the overstatement of cash used in investing activities. The net change in cash and cash equivalents was not impacted. This also resulted in a $1.3 million overstatement of capital expenditures and depreciation and amortization for the retail segment as presented in the segment footnote. The error had no impact to the consolidated balance sheet as of June 30, 2007, the consolidated statement of operations for the twenty-six weeks ended June 30, 2007, or the net decrease in cash and cash equivalents reported in the consolidated statement of cash flows as of June 30, 2007.

In connection with the Company’s acquisition of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, the Company’s former United Kingdom franchisee, the Company recorded goodwill. As noted in the Company’s Form 10-Q for the second quarter of 2007, the Company determined that it had incorrectly accounted for the note receivable and related interest due from Amsbra Limited and subsequent foreign currency translation effects resulting in understatements of goodwill, other comprehensive income, and comprehensive income, and an overstatement in accounts payable. In addition, comprehensive income in the second quarter was misstated and should have been reported as $2.7 million and $10.9 million in the thirteen weeks and twenty-six weeks ended June 30, 2007, respectively. The correction had no impact on the consolidated statement of operations or consolidated statement of cash flows as of December 30, 2006. Based on the above assessments the Company has revised the December 30, 2006 consolidated balance sheet within this filing. The impact of the error as of December 30, 2006 resulted in an increase in goodwill of $4.9 million, an increase in other comprehensive income and comprehensive income of $6.1 million and a reduction in accounts payable of $1.2 million.

As a result of the errors discussed above the Company will restate its previously reported amounts for comprehensive income for the thirteen and twenty-six weeks ended June, 30, 2007 and its statement of cash flows for the twenty-six weeks ended June 30, 2007. The errors had no impact to the consolidated balance sheet as of June 30, 2007, the consolidated statement of operations for the twenty-six weeks ended June 30, 2007, or the net decrease in cash and cash equivalents reported in the consolidated statement of cash flows as of June 30, 2007.

3. Business Acquisition

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

The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the U.K. Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	$109,765	$101,519	$326,962	$303,031
Net income	2,977	2,712	12,634	12,462
Basic earnings per common share:	$0.15	$0.13	$0.62	$0.62
Diluted earnings per common share:	$0.15	$0.13	$0.62	$0.61

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

4. Goodwill

In connection with our U.K. Acquisition, we recorded goodwill. This asset was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the thirty-nine weeks ended September 29, 2007 (in thousands):

Balance as of December 30, 2006	$41,827
Purchase price adjustments	(245)
Effect of foreign currency translation	1,486

Balance as of September 29, 2007	$43,068

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying values of impaired assets is reduced to fair value. Goodwill will be reviewed as of December 29, 2007.

5. Stock-based Compensation

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

For the thirteen weeks ended September 29, 2007, selling, general and administrative expense includes $0.8 million ($0.5 million after tax) of stock-based compensation expense. For the thirteen weeks ended September 30, 2006, selling, general and administrative expenses includes $0.7 million ($0.4 million after tax) of stock-based compensation expense.

For the thirty-nine weeks ended September 29, 2007, selling, general and administrative expense includes $2.3 million ($1.4 million after tax) of stock-based compensation expense. For the thirty-nine weeks ended September 30, 2006, selling, general and administrative expenses includes $2.2 million ($1.1 million after tax) of stock-based compensation expense.

As of September 29, 2007, there was $7.5 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 3.04 years.

Upon adoption of SFAS 123R, the Company made a policy decision that the straight-line expense attribution method would be utilized for all future stock-based compensation awards with graded vesting.

6. Stock Incentive Plans

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirty-nine weeks ended September 29, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 30, 2006	529,200	$16.10
Granted	—	—
Exercised	74,142	7.47
Forfeited	29,387	33.05
Outstanding, September 29, 2007	425,671	$16.43	5.1	$4,134

Options Exercisable As Of:
September 29, 2007	425,671	$16.43	5.1	$4,134

The total intrinsic value of options exercised in the thirty-nine weeks ended September 29, 2007 and September 30, 2006 was approximately $1.4 million and $3.4 million, respectively. The Company generally issues new shares to satisfy option exercises.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirty-nine weeks ended September 29, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, December 30, 2006	228,831	$30.06
Granted	230,228	27.50
Vested	57,430	28.59
Canceled or expired	21,366	28.26

Outstanding, September 29, 2007	380,263	$28.83

The total fair value of shares vested during the thirty-nine weeks ended September 29, 2007 and September 30, 2006 was $1.6 million and $0.5 million, respectively.

(c) Associate Stock Purchase Plan

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 7,617 shares at $15.49 per share through the ASPP during the thirteen weeks ended September 29, 2007. The employees purchased 20,132 shares at $19.88 per share through the ASPP during the thirty-nine weeks ended September 29, 2007. The expense recorded related to the ASPP during the thirteen and thirty-nine weeks ended September 29, 2007 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee

Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen and thirty-nine weeks ended September 30, 2006 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. Prior to the adoption of SFAS 123R, the ASPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$2,977	$2,712	$12,634	$14,057

Weighted average number of common shares outstanding	20,242,402	20,176,642	20,248,949	20,135,944

Effect of dilutive securities:
Stock options	133,036	210,586	158,018	246,839
Restricted stock	35,657	50,998	47,800	46,251

Weighted average number of common shares outstanding—dilutive	20,411,095	20,438,226	20,454,767	20,429,034

Earnings per share:
Basic:	$0.15	$0.13	$0.62	$0.70

Diluted	$0.15	$0.13	$0.62	$0.69

In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended September 29, 2007, options to purchase 141,096 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 333,068 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of SFAS No. 128, Earnings per Share (SFAS No. 128).

In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended September 30, 2006, options to purchase 203,804 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 202,381 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of SFAS No. 128.

8. Comprehensive Income

Comprehensive income for the thirteen weeks ended September 29, 2007 and September 30, 2006 was $4.1 million and $3.6 million, respectively, and for the thirty-nine week period ended September 29, 2007 and September 30, 2006 was $15.0 million and $17.2 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.

9. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Land	$2,261	$2,261
Furniture and fixtures	44,611	33,938
Computer hardware	17,353	15,649
Building	14,970	14,970
Leasehold improvements	135,502	122,043
Computer software	16,701	12,988
Construction in progress	5,039	2,200

	236,437	204,049
Less accumulated depreciation	99,023	73,702

	$137,414	$130,347

10. Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48) on December 31, 2006. As a result of the implementation of FIN 48, the Company did not record a material adjustment in the liability for unrecognized income tax benefits. At the adoption date of December 31, 2006, there was approximately $1.2 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 29, 2007, there is approximately $1.2 million of unrecognized tax benefits. In the next twelve months, management of the Company does not expect any significant changes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2007, there is approximately $0.1 million of accrued interest related to uncertain tax positions.

The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. During the quarter, the Company received notification that the IRS will examine the fiscal 2005 federal tax return.

11. Segment Information

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

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended September 29, 2007
Net sales to external customers	$108,357	$934	$474	$109,765
Net income before income taxes	3,993	470	326	4,789
Capital expenditures	12,341	123	—	12,464
Depreciation and amortization	6,458	127	3	6,588

Thirteen weeks ended September 30, 2006
Net sales to external customers	100,582	649	288	101,519
Net income before income taxes	4,018	349	14	4,381
Capital expenditures	15,937	65	—	16,002
Depreciation and amortization	5,027	148	5	5,180

Thirty-nine weeks ended September 29, 2007
Net sales to external customers	$323,342	$2,306	$1,314	$326,962
Net income before income taxes	18,382	854	978	20,214
Capital expenditures	29,367	240	—	29,607
Depreciation and amortization	18,828	371	8	19,207

Thirty-nine weeks ended September 30, 2006
Net sales to external customers	291,274	1,975	558	293,807
Net income before income taxes	22,361	838	154	23,353
Capital expenditures	47,067	288	—	47,355
Depreciation and amortization	15,533	507	9	16,049

Total Assets as of:
September 29, 2007	$290,100	$2,621	$2,320	$295,041
September 30, 2006 (Revised)	254,132	2,345	1,517	257,994

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

	North America	Europe	Other	Total
Thirteen weeks ended September 29, 2007
Net sales to external customers	$95,131	$13,700	$934	$109,765
Property and equipment, net	118,328	19,075	11	137,414

Thirteen weeks ended September 30, 2006
Net sales to external customers	91,450	9,420	649	101,519
Property and equipment, net	116,627	12,521	21	129,169

Thirty-nine weeks ended September 29, 2007
Net sales to external customers	$289,183	$35,473	$2,306	$326,962
Property and equipment, net	118,328	19,075	11	137,414

Thirty-nine weeks ended September 30, 2006
Net sales to external customers	274,911	16,920	1,976	293,807
Property and equipment, net	116,627	12,521	21	129,169

12. New Accounting Pronouncements

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

13. Investment in Unconsolidated Subsidiary

The Company holds a minority interest in RidemakerZ, LLC, (previously Retail Entertainment Concepts, LLC). RidemakerZ is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. On April 30, 2007 the Company entered into a series of agreements whereby the Company agreed to perform advisory and operational support services for RidemakerZ in exchange for additional equity. The Company records the additional equity from the performance of these services quarterly. As of September 29, 2007, the investment in Ridemakerz was approximately $4.0 million. RidemakerZ is considered a variable-interest entity, for which the Company is not the primary beneficiary of gains or losses. Accordingly, the Company does not expect to be allocated gains or losses in fiscal 2007. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 34% of fully diluted equity in RidemakerZ by early 2008. Due to the structure of the Company’s investment in RidemakerZ, the Company does not anticipate incurring any loss allocation in 2007.

As of September 29, 2007 and December 30, 2006, outstanding receivables from RidemakerZ were $1.2 million and $-0-, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 30, 2006, as filed with the SEC, and the following: we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; we do not know the results of the strategic alternatives evaluation process announced on June 28, 2007 or whether the process will result in any changes to the company’s business plan or lead to any specific action or transaction; our marketing initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory including making these operations profitable; customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; general economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; our market share could be adversely affected by a significant, or increased, number of competitors; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may be unable to realize the anticipated benefits from our company-owned distribution center; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; and we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations.

These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 29, 2007, we operated 264 stores in 46 states, Canada, and Puerto Rico, 45 stores in the United Kingdom, Ireland and France, and had 46 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as non-traditional store locations in Major League Baseball® ballparks, one location in a zoo, one location in a science center and our presence at event-based locations through our mobile store.

On June 28, 2007, the Company announced that it had retained Lehman Brothers to assist it and the board of directors in an analysis and consideration of a broad range of potential strategic alternatives to enhance long-term shareholder value. While the process is underway, the Company does not expect to disclose further developments regarding the process until the Board’s review of strategic alternatives has been completed. There is no assurance that the process will result in any changes to the Company’s current business plans or lead to any specific action or transaction.

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the Company’s consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations were concessions within department stores which was a format we chose not to continue. The Company expects to improve sales performance and adopt best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base.

In 2007, the Company expanded its Company-owned store base to France, which was previously under a franchise agreement and had one store in operation. The Company is now operating two Company-owned stores in France.

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

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 20.9% for the thirty-nine weeks ended September 29, 2007 and 22.8% for the thirty-nine weeks ended September 30, 2006 and consolidated net income as a percentage of total revenues was 3.9% for the thirty-nine weeks ended September 29, 2007 and 4.8% for the thirty-nine weeks ended September 30, 2006. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin. The decrease in gross margin primarily resulted from a lack of sales leverage on store occupancy costs. We have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of store supplies and other expenses.

We use comparable store sales as one of the performance measures for our business. The percentage decrease in comparable store sales for the periods presented below is as follows:

Thirteen Weeks Ended		Thirty-nine Weeks Ended
September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(10.1)%	(5.8)%	(8.7)%	(4.6)%

We believe the decline in comparable store sales for the periods presented is primarily attributable to the following factors:

•	A decline in shopping mall customer traffic and consumer discretionary spending.

•	Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls.

•	Lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter.

The Company is addressing the decline in comparable store sales with the following key initiatives:

•	Increased emphasis on product newness and product collectibility.

•	Expanded national TV advertising and shifted mix of advertising between women’s and children’s TV programming.

•	Enhanced communications to the Company’s loyalty program members with improved timing, personalization and incentives to over 4 million members enrolled in the program.

•

Significant expansion and enhancement to the Company’s new virtual world website, Buildabearville.com, to create a social networking community and interactive play platform that leverages the customer store experience and creates higher brand engagement across both physical and virtual world platforms.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, the United Kingdom, Ireland, and France for the periods presented:

	Thirty-nine weeks ended
	September 29, 2007	September 30, 2006
Beginning of period	271	200
UK acquisition	—	40
Opened	38	26
Closed	—	(2)

End of period	309	264

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

We also have store locations for our proprietary “Friends 2B Made” line of make-your-own dolls and related products. As of September 29, 2007, we operated one stand-alone Friends 2B Made store and eight Friends 2B Made stores adjacent to or within Build-A-Bear Workshop stores in the United States. Other than the one stand-alone store, these Friends 2B Made stores are not considered new stores but rather expansions of existing Build-A-Bear Workshop stores.

Non-Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of the end of September 29, 2007, we had a total of five ballpark locations, one store within a zoo and one store within a science center.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	September 29, 2007	September 30, 2006
Beginning of period	34	30
U.K. Acquisition	—	(11)
Opened	15	8
Closed	(3)	—

End of period	46	27

As of September 29, 2007, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 21 countries. We anticipate signing additional master franchise agreements in the future. We expect our franchisees to open a total of 19 stores in fiscal 2007. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues:
Net retail sales	98.7	99.1	98.9	99.1
Franchise fees	0.9	0.6	0.7	0.7
Licensing revenue	0.4	0.3	0.4	0.2

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	56.7	57.8	56.0	55.0
Selling, general and administrative	38.8	37.5	37.7	36.9
Store preopening	1.3	1.1	1.1	1.1
Interest expense (income), net	(0.4)	(0.2)	(0.4)	(0.5)

Total costs and expenses	95.6	95.7	93.8	92.1

Income before income taxes	4.4	4.3	6.2	7.9
Income tax expense	1.7	1.6	2.3	3.2

Net income	2.7	2.7	3.9	4.7

Gross Margin % (2)	43.3%	42.2%	44.0%	45.0%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended September 29, 2007 compared to thirteen weeks ended September 30, 2006

Total revenues. Net retail sales increased to $108.4 million for the thirteen weeks ended September 29, 2007 from $100.6 million for the thirteen weeks ended September 30, 2006, an increase of $7.8 million, or 7.8%. Net retail sales for new stores in North America contributed an $11.4 million increase in net retail sales. Store sales from European operations increased $3.3 million from the same period in the prior year. Sales over the Internet increased by $0.2 million, or 10.2%. North American comparable store sales decreased $8.9 million, or 10.1%. An increase of $1.8 million of other items, including, but not limited to the impact of foreign currency translation, deferred revenue adjustment, and decrease in non-store location sales, compared to the prior period also contributed to the increase in net retail sales.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•	A decline in shopping mall customer traffic and consumer discretionary spending.

•	Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls.

•	Lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter.

Revenue from franchise fees increased to $0.9 million for the thirteen weeks ended September 29, 2007 from $0.6 million for the thirteen weeks ended September 30, 2006, an increase of $0.3 million. This increase was primarily due to the addition of new franchise agreements and new franchised stores opened in the past year. Revenue from licensing increased to $0.5 million for the thirteen weeks ended September 29, 2007 from $0.3 million for the thirteen weeks ended September 30, 2006, an increase of $0.2 million. This increase was primarily related to increased licensing activities.

Gross margin. Gross margin increased to $47.0 million for the thirteen weeks ended September 29, 2007 from $42.5 million for the thirteen weeks ended September 30, 2006, an increase of $4.5 million, or 10.6%. As a percentage of net retail sales, gross margin grew to 43.3% for the thirteen weeks ended September 29, 2007 from 42.2% for the thirteen weeks ended September 30, 2006, an increase of 1.1%. This increase resulted primarily from lower warehouse and distribution costs, and improvement in merchandise margin, partially offset by a lack of sales leverage on store occupancy costs as a percentage of net retail sales.

Selling, general and administrative. Selling, general and administrative expenses were $42.5 million for the thirteen weeks ended September 29, 2007 as compared to $38.1 million for the thirteen weeks ended September 30, 2006, an increase of $4.4 million, or 11.5%. As a percentage of total revenues, selling, general and administrative expenses increased to 38.8% for the thirteen weeks ended September 29, 2007 as compared to 37.5% for the thirteen weeks ended September 30, 2006, a increase of 1.3%. The dollar increase was primarily due to having 45 more stores in operation at September 29, 2007 as compared to September 30, 2006. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to an increase in advertising expenses and costs associated with the review of strategic alternatives. Partially offsetting this increase were modest efficiencies in the company’s store payroll expenses. Selling, general, and administrative expenses for the thirteen weeks ended September 29, 2007 included $0.5 million of spending related to the analysis of strategic alternatives.

Store preopening. Store preopening expense was $1.4 million for the thirteen weeks ended September 29, 2007 as compared to $1.1 million for the thirteen weeks ended September 30, 2006. The increase in store preopening for the period was the result of timing of store preopening activities. We expect to open twelve stores during the fiscal 2007 fourth quarter as compared to seven stores opened during the same period in fiscal 2006. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $0.4 million for the thirteen weeks ended September 29, 2007 as compared to $0.2 million for the thirteen weeks ended September 30, 2006. This increase was due to higher cash balances in the fiscal 2007 third quarter as compared to the fiscal 2006 third quarter.

Provision for income taxes. The provision for income taxes was $1.8 million for the thirteen weeks ended September 29, 2007 as compared to $1.7 million for the thirteen weeks ended September 30, 2006. The effective tax rate was 37.8% for the thirteen weeks ended September 29, 2007 compared to 38.1% for the thirteen weeks ended September 30, 2006. The decrease in the effective tax rate is primarily attributable to tax benefits associated with our company-owned distribution center.

Thirty-nine weeks ended September 29, 2007 compared to thirty-nine weeks ended September 30, 2006

Total revenues. Net retail sales increased to $323.3 million for the thirty-nine weeks ended September 29, 2007 from $291.3 million for the thirty-nine weeks ended September 30, 2006, an increase of $32.0 million, or 11.0%. Net retail sales for new stores in North America contributed a $33.8 million increase in net retail sales. Store sales from European operations contributed $15.3 million in additional sales over the same period a year ago. Sales in North America from non-store locations and non-comparable stores contributed a $0.5 million increase in net retail sales. Sales over the Internet increased by $1.0 million, or 16.2%. North American comparable store sales decreased $23.0 million, or 8.8%. An increase of $4.4 million of other items, including, but not limited to, the impact of foreign currency translation and deferred revenue adjustment, compared to the prior period also contributed to the increase in net retail sales.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•	A decline in shopping mall customer traffic and consumer discretionary spending.

•	Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls.

•	Lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter.

Revenue from franchise fees increased to $2.3 million for the thirty-nine weeks ended September 29, 2007 from $2.0 million for the thirty-nine weeks ended September 30, 2006, an increase of $0.3 million. This increase was primarily due to the addition of new franchise agreements and new franchised stores opened in the past year. Revenue from licensing increased to $1.3 million for the thirty-nine weeks ended September 29, 2007 from $0.6 million for the thirty-nine weeks ended September 30, 2006, an increase of $0.7 million. This increase was primarily related to increased licensing activities.

Gross margin. Gross margin increased to $142.2 million for the thirty-nine weeks ended September 29, 2007 from $131.1 million for the thirty-nine weeks ended September 30, 2006, an increase of $11.1 million, or 8.5%. As a percentage of net retail sales, gross margin decreased to 44.0% for the thirty-nine weeks ended September 29, 2007 from 45.0% for the thirty-nine weeks ended September 30, 2006, a decrease of 1.0%. This decrease resulted primarily from a lack of sales leverage on store occupancy costs as a percent of net retail sales partially offset by improved merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses were $123.4 million for the thirty-nine weeks ended September 29, 2007 as compared to $108.3 million for the thirty-nine weeks ended September 30, 2006, an increase of $15.1 million, or 13.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.7% for the thirty-nine weeks ended September 29, 2007 as compared to 36.9% for the thirty-nine weeks ended September 30, 2006, an increase of 0.8%. The dollar increase was primarily due to having 45 more stores in operation at September 29, 2007 as compared to September 30, 2006, higher central office expenses required to support a larger store base, and higher selling, general and administrative costs associated with the U.K. Acquisition. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to an increase in advertising expenses, language translation costs associated with the Company’s expansion into Montreal and Puerto Rico and costs associated with the review of strategic alternatives. Partially offsetting this increase were improved efficiencies in the Company’s store payroll expenses. Selling, general, and administrative expenses for the thirty-nine weeks ended September 29, 2007 included $0.7 million of spending related to our analysis of strategic alternatives.

Store preopening. Store preopening expense was $3.5 million for the thirty-nine weeks ended September 29, 2007 as compared to $3.3 million for the thirty-nine weeks ended September 30, 2006. We expect to open twelve stores during the fiscal 2007 fourth quarter as compared to seven stores opened during the same period in fiscal 2006. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $1.3 million for the thirty-nine weeks ended September 29, 2007 as compared to $1.4 million for the thirty-nine weeks ended September 30, 2006. This decrease was due to higher cash balances early in the fiscal 2006 period as compared to the fiscal 2007 period.

Provision for income taxes. The provision for income taxes was $7.6 million for the thirty-nine weeks ended September 29, 2007 as compared to $9.3 million for the thirty-nine weeks ended September 30, 2006. The effective tax rate was 37.5% for the thirty-nine weeks ended September 29, 2007 and 39.8% for the thirty-nine weeks ended September 30, 2006. The decrease in the effective tax rate is attributable to tax benefits associated with our company-owned distribution center.

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

The following table sets forth a reconciliation of store contribution to net income for our Company-owned stores located in the U.S. and Canada (North America), stores located in the U.K., Ireland and France (Europe), and for our consolidated store base (Total) (in thousands):

	Thirty-nine weeks ended September 29, 2007			Thirty-nine weeks ended September 30, 2006
	North America	Europe	Total	North America	Europe	Total
Net income	$17,071	$(4,437)	$12,634	$18,843	$(4,786)	$14,057
Income tax expense	7,580	—	7,580	9,296	—	9,296
Interest expense (income)	(1,121)	(168)	(1,289)	(1,357)	—	(1,357)
Store depreciation and amortization (1)	12,779	1,858	14,637	11,800	1,075	12,875
Store preopening expense	2,910	577	3,487	2,821	503	3,324
General and administrative expense (2)	30,374	2,550	32,924	28,667	737	29,404
Franchising and licensing contribution (3)	(2,210)	—	(2,210)	(1,414)	—	(1,414)
Non-store activity contribution (4)	(2,554)	—	(2,554)	(1,935)	—	(1,935)

Store contribution	$64,829	$380	$65,209	$66,721	$(2,471)	$64,250

Total revenues	$291,489	$35,473	$326,962	$276,887	$16,920	$293,807
Franchising and licensing revenues	(3,620)	—	(3,620)	(2,533)	—	(2,533)
Revenues from non-store activities (4)	(11,112)	—	(11,112)	(9,993)	—	(9,993)

Store location net retail sales	$276,757	$35,473	$312,230	$264,361	$16,920	$281,281

Store contribution as a percentage of store location net retail sales	23.4%	1.1%	20.9%	25.2%	-14.6%	22.8%

Total net income as a percentage of total revenues	5.9%	-12.5%	3.9%	6.8%	-28.3%	4.8%

(1)	Store depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.
(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.
(4)	Non-store activities include our webstore, and seasonal and event-based locations.

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

Operating Activities. Cash provided by operating activities was $0.3 million for the thirty-nine weeks ended September 29, 2007 as compared with cash provided by operating activities of $3.4 million for the thirty-nine weeks ended September 30, 2006, or a decrease of $3.1 million. This decrease over the year ago period was primarily due to changes in the timing of inventory purchases and the increase in prepaid rent due to new stores in Europe.

Investing Activities. Cash used in investing activities was $33.0 million for the thirty-nine weeks ended September 29, 2007 as compared to $86.8 million for the thirty-nine weeks ended September 30, 2006. Cash used in investing activities during the thirty-nine weeks ended September 29, 2007 primarily relates to new store construction costs for store openings in fiscal 2007 and additional investments in RidemakerZ, LLC. Cash used in investing activities during the thirty-nine weeks ended September 30, 2006 relates primarily to the U.K. Acquisition, which used $38.3 million in cash, to progress payments on construction of the Company-owned distribution center and new store construction.

Financing Activities. Cash used in financing activities was $3.5 million in the thirty-nine weeks ended September 29, 2007 which consisted of cash spent for the repurchase of the Company’s common stock partially offset by proceeds from the exercise of stock options and the tax benefit from the exercise of stock options. Cash flows provided by financing activities of $2.3 million for the thirty-nine weeks ended September 30, 2006 consisted primarily of proceeds from the exercise of employee stock options and the tax benefit from the exercise of stock options. No borrowings were made under our line of credit in either the thirty-nine weeks ended September 29, 2007 or the thirty-nine weeks ended September 30, 2006.

Capital Resources. As of September 29, 2007, we had a cash balance of $17.0 million. We also have a line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 19, 2007 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the vendor based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2008 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of September 29, 2007, we were in compliance with these covenants. There were no borrowings under our line of credit as of September 29, 2007. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of September 29, 2007. Accordingly, there was approximately $28.9 million available for borrowing under the line of credit as of September 29, 2007.

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

Our leases in the U.K. and Ireland typically have terms of 10-15 years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are charged quarterly and paid in advance.

Our French leases each have terms of 10 years. French leases for premier retail properties frequently have entry fees and/or key money payments required to be made in conjunction with signature of the leases. Such entry fees or key money payments may be recovered, in whole or in part, upon disposal of the leases. The leases typically provide the lessee with the first right for renewal at the end of the lease. Rent deposits consisting of three months rent are also required to be paid on execution of the leases. Rents are negotiated on a fixed basis, but are reviewed annually in relation to an inflation index and therefore also have a variable rent component. Rents are charged quarterly and paid in advance.

In fiscal 2007, we expect to spend a total of $35 to $40 million on capital expenditures. Capital spending through the thirty-nine weeks ended September 29, 2007 totaled $15.8 million, on track with our full year plans. Capital spending in fiscal 2007 is primarily for the opening of approximately 50 new stores (39 in North America and 8 in the United Kingdom and 3 in France), and the continued installation and upgrades of central office information technology systems. In fiscal 2006, the average investment per new store in North America, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.5 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our credit agreement expires on September 30, 2008.

On February 20, 2007 we announced a $25 million share repurchase program of our outstanding stock. During the thirteen weeks ended September 29, 2007 we did not repurchase any stock under the program. During the thirty-nine weeks ended September 29, 2007, we repurchased and retired 176,500 shares of common stock for $4.7 million.

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

Under the previous Buy Stuff Program, the first card had no expiration date. Beginning in June 2002, and continuing each summer up to September 30, 2006, a series of cards were issued that had an expiration date of December 31 of the year following the year in which that series of cards was first issued. Beginning in July 2006, the automated Stuff Fur Stuff® club was introduced which provides greater visibility to the rewards earned by our guests and the historical redemption rates. We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge.

In the fiscal 2007 second quarter, the Company made an adjustment to the frequent shopper program resulting in a reduction in deferred revenue of $0.3 million with a corresponding increase in net sales and a $0.2 million increase in net income. This adjustment reflected the fact that the paper card program continues to decline with all paper cards expiring in August 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the thirteen weeks ended September 29, 2007. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007, the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the Securities and Exchange Commission on March 15, 2007, except for the addition of a risk factor related to the Company’s announcement on June 28, 2007 that it is evaluating strategic alternatives; the results of that process are not known, nor is whether the process will result in any changes to the company’s business plan or lead to any specific action or transaction. Furthermore, our current risk factors include potential product recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 1, 2007 – Jul. 28, 2007	—	N/A	—	—
Jul. 29, 2007 – Aug. 25, 2007	—	N/A	—	—
Aug. 26, 2007 – Sep. 29, 2007 (1)	1,604	$16.46	—	—
Total	1,604	$16.46	—	—

(1)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.

On February 20, 2007 we announced a $25 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares repurchased under the program were subsequently retired. No shares were repurchased under this stock repurchase program during the period covered by this report.

Item 5. Other Information

(a) The following individuals maintain Rule 10b5-1 trading plans (each, a “Plan” and together, the “Plans”): (1) Maxine Clark, Chairman, Board of Directors and Chief Executive Bear, (2) Scott Seay, President and Chief Operating Bear, (3) Tina Klocke, Chief Financial Bear, Treasurer and Secretary, and (4) Teresa Kroll, Chief Marketing Bear. Barry Erdos terminated his Rule 10b5-1 plan in conjunction with his departure on January 5, 2007. Barney Ebsworth, Director Emeritus, terminated his Rule 10b5-1 plan effective April 30, 2007.

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

(b) In connection with the Board’s consideration of certain strategic alternatives the Company’s Board of Directors formed a special committee comprised of four independent non-management directors. On July 25, 2007, the Board passed a resolution to compensate these directors. Each non-management director serving on the special committee (including the Chairman of the committee) will be paid $6,000 per month, with a maximum total potential payment of $30,000 per member. The Chair of the special committee will receive an additional $10,000 per month, with a maximum total potential payment of $50,000. The Company will also reimburse the special committee members for all out-of-pocket expenses.

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

Date: November 8, 2007

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary