Form 10-Q/A
period 2007-06-30
BUILD A BEAR WORKSHOP INC
filed 2007-11-14
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A (Form 10-Q/A) is being filed to amend our quarterly report on Form 10-Q for the thirteen weeks ended June 30, 2007, which was originally filed on August 9, 2007 (Original Form 10-Q).

The Items of the Company’s Form 10-Q/A for the thirteen weeks ended June 30, 2007 are amended and restated as follows: Part 1 Financial Information, Item 1 Financial Statements; Part 1 Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part 1 Financial Information, Item 4 Controls and Procedures.

During the 2007 third quarter, the Company determined that depreciation and amortization and purchases of property and equipment, net, were incorrectly reported in the Company’s consolidated statements of cash flows for the twenty-six weeks ended June 30, 2007. The net change in cash and cash equivalents was not impacted. Capital expenditures and depreciation and amortization for the retail segment and in total as presented in the segment footnote were also incorrectly reported. As a result, we have restated our consolidated statements of cash flows for the twenty-six weeks ended June 30, 2007.

The Company also determined that comprehensive income, as presented in the notes to consolidated financial statements, was misstated for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006. As a result, comprehensive income has been restated.

These restatements had no impact on the previously issued condensed consolidated balance sheets, consolidated statements of operations or the net decrease in cash and cash equivalents reported in the consolidated statements of cash flows.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above. Such events include, among others, the events described in our quarterly report on Form 10-Q for the thirteen and thirty-nine weeks ended September 29, 2007, and the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-Q.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2007	December 30, 2006
		(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$17,205	$53,109
Inventories	55,665	50,905
Receivables	7,101	7,389
Prepaid expenses and other current assets	21,541	11,805
Deferred tax assets	2,529	2,388

Total current assets	104,041	125,596
Property and equipment, net	133,002	130,347
Goodwill	42,500	41,827
Other intangible assets, net	2,863	2,873
Other assets, net	10,254	4,027

Total Assets	$292,660	$304,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,491	$45,561
Accrued expenses	5,932	16,301
Gift cards and customer deposits	18,636	28,128
Deferred revenue	6,686	6,454

Total current liabilities	71,745	96,444

Deferred franchise revenue	2,645	2,297
Deferred rent	38,004	34,754
Other liabilities	1,363	352
Deferred tax liabilities	470	459

Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at June 30, 2007 and December 30, 2006	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,632,606 and 20,537,421 shares, respectively	206	205
Additional paid-in capital	86,016	88,866
Accumulated other comprehensive income	6,364	5,103
Retained earnings	85,847	76,190

Total stockholders’ equity	178,433	170,364

Total Liabilities and Stockholders’ Equity	$292,660	$304,670

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Twenty-six weeks ended
	June 30, 2007	July 1, 2006
	(As restated)
Cash flows from operating activities:
Net income	$9,657	$11,345
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,625	10,869
Deferred taxes	(530)	(2,009)
Tax benefit from stock option exercises	(225)	(685)
Loss on disposal of property and equipment	230	65
Stock-based compensation	1,381	1,262
Change in assets and liabilities:
Inventories	(4,750)	(4,566)
Receivables	287	(3,466)
Prepaid expenses and other assets	(9,737)	(3,928)
Accounts payable	(5,857)	(5,772)
Accrued expenses and other liabilities	(15,020)	(14,286)

Net cash used in operating activities	(11,939)	(11,171)

Cash flows from investing activities:
Purchases of property and equipment, net	(14,410)	(31,353)
Purchases of other assets and other intangible assets	(5,833)	(1,466)
Purchases of business, net of cash acquired	—	(38,320)

Cash flow used in investing activities	(20,243)	(71,139)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	683	1,162
Purchases of Company’s common stock	(4,670)	—
Tax benefit from stock option exercises	225	685

Cash flow (used in) from financing activities	(3,762)	1,847

Effect of exchange rates on cash	40	67

Net decrease in cash and cash equivalents	(35,904)	(80,396)
Cash and cash equivalents, beginning of period	53,109	90,950

Cash and cash equivalents, end of period	$17,205	$10,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$15,633	$15,211
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$501	$211

See accompanying notes to condensed consolidated financial statements.

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

2. Restatement

During the third quarter of 2007, the Company determined that it had incorrectly reported depreciation and amortization and purchases of property and equipment, net, in the consolidated statements of cash flows for the twenty-six weeks ended June 30, 2007. The net change in cash and cash equivalents was not impacted. This also resulted in an overstatement of capital expenditures and depreciation and amortization for the retail segment as presented in the segment footnote. Additionally, in November 2007, the Company determined that comprehensive income was materially misstated for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively, as a result of including in comprehensive income for the June 30, 2007 period the foreign currency translation effects of the Company’s incorrect accounting for the note receivable and related interest due from Amsbra Limited, the Company’s former United Kingdom franchisee acquired by the Company during 2006. The translation effects should have been included in comprehensive income for the thirteen and twenty-six week periods ended July 1, 2006 and the year ending December 30, 2006, respectively. The errors were immaterial to the December 30, 2006 balance sheet which has been revised, resulting in an increase in goodwill of $4.9 million, an increase in other comprehensive income and comprehensive income of $6.1 million and a reduction in accounts payable of $1.2 million. The errors had no impact to the consolidated balance sheet as of June 30, 2007, the consolidated statement of operations (including earnings per share) for the thirteen and twenty-six weeks ended June 30, 2007, or the net decrease in cash and cash equivalents reported in the consolidated statement of cash flows as of June 30, 2007.

The effect of the restatement on specific items in the consolidated statement of cash flows is as follows (in thousands):

	Twenty-six weeks ended June 30, 2007
	As previously reported	As restated
Cash flows from operating activities:
Depreciation and amortization	$13,965	$12,625
Net cash used in operating activities	(10,599)	(11,939)

Cash flows from investing activities:
Purchases of property and equipment, net	(15,750)	(14,410)
Net cash used in investing activities	(21,583)	(20,243)
Net decrease in cash and cash equivalents	(35,904)	(35,904)

The effect of the restatement on the segment information disclosed in Note 11 to the consolidated financial statements is as follows (in thousands):

	Thirteen weeks ended June 30, 2007		Twenty-six weeks ended June 30, 2007
	As previously reported	As restated	As previously reported	As restated
Retail
Capital expenditures	$10,270	$11,609	$15,212	$16,551
Depreciation and amortization	7,582	6,243	13,709	12,369
Total
Capital expenditures	10,270	11,609	15,215	16,554
Depreciation and amortization	7,704	6,365	13,965	12,625

The effect of the restatement on comprehensive income as disclosed in Note 8 to the consolidated financial statements is as follows (in thousands):

	As previously reported	As restated
Thirteen weeks ended:
June 30, 2007	$9,800	$2,700
July 1, 2006	3,000	5,300
Twenty-six weeks ended:
June 30, 2007	$17,000	$10,900
July 1, 2006	7,600	13,600

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

4. Goodwill

In connection with our U.K. Acquisition, we acquired goodwill. This asset was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the twenty-six weeks ended June 30, 2007 (in thousands):

Balance as of December 30, 2006 (revised)	$41,827
Purchase price adjustments	(245)
Effect of foreign currency translation	918

Goodwill, as of June 30, 2007	$42,500

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$1,592	$2,999	$9,657	$11,345

Weighted average number of common shares outstanding	20,222,624	20,152,761	20,252,222	20,115,818

Effect of dilutive securities:
Stock options	163,670	246,087	170,509	264,965
Restricted stock	41,564	49,097	53,872	43,878

Weighted average number of common shares—dilutive	20,427,858	20,447,945	20,476,603	20,424,661

Earnings per share:
Basic	$0.08	$0.15	$0.48	$0.56

Diluted	$0.08	$0.15	$0.47	$0.56

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

8. Comprehensive Income (Restated)

Comprehensive income for the thirteen weeks ended June 30, 2007 and July 1, 2006 was $2.7 million and $5.3 million, respectively. Comprehensive income for the twenty-six week period ended June 30, 2007 and July 1, 2006 was $10.9 million and $13.6 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.

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

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended June 30, 2007
Net sales to external customers	$99,102	$677	$604	$100,383
Net income before income taxes	2,137	128	173	2,438
Capital expenditures (As restated)	11,609	—	—	11,609
Depreciation and amortization (As restated)	6,243	122	—	6,365

Thirteen weeks ended July 1, 2006
Net sales to external customers	92,962	636	59	93,657
Net income before income taxes	5,174	217	10	5,401
Capital expenditures	21,668	23	—	21,691
Depreciation and amortization	5,871	214	2	6,087

Twenty-six weeks ended June 30, 2007
Net sales to external customers	$214,985	$1,372	$840	$217,197
Net income before income taxes	14,759	422	244	15,425
Capital expenditures (As restated)	16,551	—	3	16,554
Depreciation and amortization (As restated)	12,369	244	12	12,625

Twenty-six weeks ended July 1, 2006
Net sales to external customers	190,692	1,327	269	192,288
Net income before income taxes	18,344	488	140	18,972
Capital expenditures	31,327	26	—	31,353
Depreciation and amortization	10,505	359	4	10,868

Total Assets as of:
June 30, 2007	$288,863	$1,705	$2,092	$292,660
July 1, 2006 (Revised)	244,046	2,126	1,192	247,364

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

Store contribution, for our consolidated operations, was 21.9% for the twenty-six weeks ended June 30, 2007 and 25.1% for the twenty-six weeks ended July 1, 2006 and consolidated net income as a percentage of total revenues was 4.4% for the twenty-six weeks ended June 30, 2007 and 5.9% for the twenty-six weeks ended July 1, 2006. See “—Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin. The decrease in gross margin primarily resulted from a lack of sales leverage on store occupancy costs. We have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of store supplies and other expenses.

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

Thirteen weeks ended June 30, 2007 compared to thirteen weeks ended July 1, 2006

Total revenues. Net retail sales increased to $99.1 million for the thirteen weeks ended June 30, 2007 from $93.0 million for the thirteen weeks ended July 1, 2006, an increase of $6.1 million, or 6.6%. Net retail sales for new stores in North America contributed a $9.8 million increase in net retail sales. Sales from stores located in the United Kingdom and Ireland increased $3.5 million from the same period in the prior year. Sales over the Internet increased by $0.1 million, or 8.6%. Comparable store sales decreased $7.6 million, or 9.4%. An increase of $0.3 million of other items, including, but not limited to deferred revenue adjustment and increased currency translation on Canadian sales, compared to the prior period also contributed to the increase in net retail sales.

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

Selling, general and administrative. Selling, general and administrative expenses were $39.3 million for the thirteen weeks ended June 30, 2007 as compared to $34.8 million for the thirteen weeks ended July 1, 2006, an increase of $4.5 million, or 12.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 39.1% for the thirteen weeks ended June 30, 2007 as compared to 37.1% for the thirteen weeks ended July 1, 2006, a increase of 2.0%. The dollar increase was primarily due to having 37 more stores in operation at June 30, 2007 as compared to July 1, 2006. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to an increase in advertising expenses and language translation costs associated with the Company’s expansion into Montreal and Puerto Rico. Partially offsetting this increase were improved efficiencies in the company’s store payroll expenses. Selling, general, and administrative expenses for the thirteen weeks ended June 30, 2007 also include $0.2 million of initial spending related to our analysis of strategic alternatives.

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

Twenty-six weeks ended June 30, 2007 compared to twenty-six weeks ended July 1, 2006

Total revenues. Net retail sales increased to $215.0 million for the twenty-six weeks ended June 30, 2007 from $190.7 million for the twenty-six weeks ended July 1, 2006, an increase of $24.3 million, or 12.7%. Net retail sales for new stores contributed a $22.4 million increase in net retail sales. U.K. sales contributed $14.3 million in additional sales over the same period a year ago. Sales from non-store locations and non-comparable stores contributed a $0.7 million increase in net retail sales. Sales over the

Internet increased by $0.6 million, or 12.8%. Comparable store sales decreased $14.1 million, or 8.1%. An increase of $0.4 million of other items, including, but not limited to, deferred revenue adjustment and increased currency translation on Canadian sales, compared to the prior period also contributed to the increase in net retail sales.

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

Selling, general and administrative. Selling, general and administrative expenses were $80.8 million for the twenty-six weeks ended June 30, 2007 as compared to $70.2 million for the twenty-six weeks ended July 1, 2006, an increase of $10.6 million, or 15.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.2% for the twenty-six weeks ended June 30, 2007 as compared to 36.5% for the twenty-six weeks ended July 1, 2006, an increase of 0.7%. The dollar increase was primarily due to having 37 more stores in operation at June 30, 2007 as compared to July 1, 2006, higher central office expenses required to support a larger store base, and higher selling, general and administrative costs associated with the U.K. Acquisition. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to an increase in advertising expenses and language translation costs associated with the Company’s expansion into Montreal and Puerto Rico. Partially offsetting this increase were improved efficiencies in the company’s store payroll expenses. Selling, general, and administrative expenses for the twenty-six weeks ended June 30, 2007 also include $0.2 million of initial spending related to our analysis of strategic alternatives.

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

Liquidity and Capital Resources

During the third quarter of 2007, an error was identified in the previously reported consolidated statement of cash flows for the twenty-six weeks ended June 30, 2007, related to the calculation of depreciation and amortization and purchases of property and equipment, net, which resulted in an understatement of cash used in operating activities and an overstatement of cash used in investing activities. The net change in cash and cash equivalents was not impacted. Consequently, the Company has restated the presentation of the consolidated statement of cash flows for the twenty-six weeks ended June 30, 2007. For the twenty-six weeks ended July 1, 2006, no restatement was necessary to the consolidated statements of cash flows. The Company also determined that comprehensive income, as presented in the notes to consolidated financial statements, was misstated for the thirteen and twenty-six weeks ended June 30, 2007, and July 1, 2006, respectively. This report on Form 10-Q/A reflects the impact of those restatements on the consolidated statement of cash flows for the twenty-six weeks ended June 30, 2007 and the notes to consolidated financial statements. The following discussion of liquidity and capital resources is based on the restated consolidated statement of cash flows for the twenty-six weeks ended June 30, 2007, which is more fully discussed in Note 2 of notes to consolidated financial statements herein.

Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors and through our initial public offering, cash flow provided by operations and our revolving line of credit.

Operating Activities. Cash used in operating activities was $11.9 million for the twenty-six weeks ended June 30, 2007 as compared with cash used in operating activities of $11.2 million for the twenty-six weeks ended July 1, 2006, or an increase of $0.7 million. This increase over the year ago period was primarily due to the increase in prepaid rent due to new stores in the UK, partially offset by the timing of cash received for tenant allowances on new stores.

Investing Activities. Cash used in investing activities was $20.2 million for the twenty-six weeks ended June 30, 2007 as compared to $71.1 million for the twenty-six weeks ended July 1, 2006. Cash used in investing activities during the twenty-six weeks ended June 30, 2006 primarily relates to new store construction costs for store openings in fiscal 2007. Cash used in investing activities during the twenty-six weeks ended July 1, 2006 relates primarily to the U.K. Acquisition which used $38.3 million in cash. An additional $31.3 million for this period in 2006 relates to progress payments on construction of the Company-owned distribution center and new store construction.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: In connection with the preparation of our Quarterly Report on Form 10-Q, for the period ended June 30, 2007, originally filed on August 9, 2007, an evaluation was performed under the supervision of our management, including our Chief Executive Bear (“CEB”) and Chief Financial Bear (“CFB”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, our Chief Executive Bear and Chief Financial Bear concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by that Quarterly Report. Subsequently, the Company determined that it was necessary to restate the Company’s consolidated statement of cash flows for the twenty-six weeks ended June 30, 2007 and comprehensive income for the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006, respectively, and that the consolidated statement of cash flows for the twenty-six weeks ended June 30, 2007 and comprehensive income for the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006 should no longer be relied upon.

These restatements had no impact to the consolidated balance sheet as of June 30, 2007, the consolidated statement of operations (including earnings per share) for the thirteen and twenty-six weeks ended June 30, 2007, or the net decrease in cash and cash equivalents reported in the consolidated statement of cash flows as of June 30, 2007.

In connection with the restatement, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEB and CFB of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) under the Exchange Act). Based upon that evaluation, our CEB and CFB concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of a material weakness in internal controls over financial reporting. The Company identified the following material weakness in our internal control over financial reporting as of June 30, 2007:

The Company did not have effective internal controls over financial reporting for depreciation and amortization and purchases of property and equipment, net, in the consolidated statement of cash flows, and comprehensive income. Specifically, the Company did not properly reconcile depreciation and amortization presented in the consolidated statement of cash flows to the depreciation and amortization expense recorded on the consolidated statement of operations, and purchases of property and equipment, net, recorded on the consolidated balance sheet. The Company’s corporate monitoring controls failed to operate at a sufficient level of precision to detect the overstatement of depreciation and amortization and capital expenditures, and the material misstatement of comprehensive income. As a result, the Company did not detect that net cash used in operating activities was understated and that net cash used in investing activities was overstated as reported in the consolidated statements of cash flows for the twenty-six weeks ended June 30, 2007. This also resulted in an overstatement of capital expenditures and depreciation and amortization for the retail segment as presented in the segment footnote. Also, the Company did not detect the foreign currency translation effects of the Company’s incorrect accounting for the note receivable and related interest due from Amsbra. The foreign currency translation effects should have been included in comprehensive income for the thirteen and twenty-six week periods ended July 1, 2006 and the year ended December 30, 2006.

These restatements were immaterial to the December 30, 2006 balance sheet which has been revised, resulting in an understatement in goodwill, an understatement in other comprehensive income and comprehensive income and an overstatement in accounts payable. The error had no impact to the consolidated balance sheet as of June 30, 2007, the consolidated statement of operations (including earnings per share) for the thirteen and twenty-six weeks ended June 30, 2007, or the net decrease in cash and cash equivalents reported in the consolidated statement of cash flows as of June 30, 2007.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to June 30, 2007, the Company developed a remediation plan that would result in the implementation of changes in our internal control over financial reporting, including the following:

The Company’s procedures regarding the calculation of cash flows from foreign subsidiaries with functional currencies other than U.S. Dollars were enhanced to include additional steps, including a reconciliation of the total depreciation and amortization as stated on the statement of cash flows to the total included in the consolidated income statement, and calculating the translation of foreign currency additions with respect to property, plant and equipment by month. Additionally, the Company has enhanced controls over the reporting of comprehensive income.

The Company began to execute these remediative measures above during the preparation of the 2007 third quarter financial reports. Additional measures may be forthcoming as the Company evaluates the effectiveness of these efforts. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the Securities and Exchange Commission on March 15, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2007 – Apr. 28, 2007	—	N/A	—	—
Apr. 29, 2007 – May 26, 2007	—	N/A	—	—
May 27, 2007 – June 30, 2007 (1)	208	$29.92	—	—
Total	208	$29.92	—	—

(1)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.

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
10.1

Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007, incorporated by reference to

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

Date: November 14, 2007

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary