Form 10-K
period 2007-12-29
BUILD A BEAR WORKSHOP INC
filed 2008-03-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $26.14 for the shares on the New York Stock Exchange on June 29, 2007) was approximately $539,228,571, as of June 30, 2007.

As of March 7, 2008, there were 20,677,764 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 8, 2008 Annual Meeting are incorporated herein by reference.

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

Overview

Build-A-Bear Workshop, Inc. is the leading, and only international, company providing a “make your own stuffed animal” interactive retail-entertainment experience. As of December 29, 2007, we operated 321 company-owned retail stores in the United States, Canada, the United Kingdom, Ireland, and France including 271 Build-A-Bear Workshop® stores in the United States and Canada, one stand-alone friends 2B made® store in the United States, 46 Build-A-Bear Workshop stores in the United Kingdom and Ireland and three Build-A-Bear Workshop stores in France. We also operated eight friends 2B made stores adjacent to or within Build-A-Bear Workshop stores in the United States. Franchisees operated 53 Build-A-Bear Workshop stores in international locations. Our core concept is based on our guests making, personalizing and customizing their stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.

We offer an extensive and coordinated selection of merchandise, including over 30 different styles of animals to be stuffed and a wide variety of clothing, shoes and accessories for the stuffed animals. Our concept appeals to a broad range of age groups and demographics, including children, teens, parents and grandparents. We believe that our stores, which are primarily located in malls, are destination locations and draw guests from a large geographic reach. Our stores average approximately 2,750 square feet in size and have a highly visual and colorful appearance, including custom-designed fixtures featuring teddy bears and other themes relating to the Build-A-Bear Workshop experience.

We also market our products and build our brand through a nationwide multi-media marketing program that targets our core demographic guests, principally parents and children. The program incorporates consistent messaging across a variety of media, and is designed to increase our brand awareness and store traffic and attract more first-time and repeat guests. Our website, buildabearville.com, has customization options and social connectivity features which we use to promote brand connection and in-store products and events.

Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 56 million stuffed animals. We have grown our store base from 170 stores at the end of fiscal 2004 to 321 as of December 29, 2007 and increased our revenues from $361.8 million in fiscal 2005 to $474.4 million in fiscal 2007, for a compound annual revenue growth rate of 14.5%.

On June 28, 2007, we announced that we had retained Lehman Brothers to assist us and our board of directors in an analysis and consideration of a broad range of potential strategic alternatives to enhance long-term shareholder value. On March 10, 2008, we announced that after an extensive analysis of a broad range of strategic alternatives by a special committee of independent directors and its financial and legal advisors, the Board of Directors had completed its review of strategic alternatives and authorized an increase in our share repurchase program to up to $50 million.

Description of Operations

Guests who visit Build-A-Bear Workshop stores enter a teddy bear-themed environment consisting of eight stuffed animal-making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home. To attract our target guests, we have designed our stores to provide a “theme park” destination in the mall that is open and inviting with an entryway that spans the majority of our storefront and highly visual and colorful teddy bear themes and displays. The duration of a guest’s experience can vary greatly depending on his or her preferences. While most guests choose to participate in the full animal-making process and all eight stations, a process which we believe averages 45 minutes to complete, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our Bear Buck$® gift cards or pre-made animals in only a few minutes.

We offer an extensive and coordinated selection of merchandise including approximately 30 to 35 varieties of animals to be stuffed, as well as a wide variety of other clothing and accessory items for the animals. Our clothing is inspired by human fashion and includes authentic details such as functional buttons, working pockets, belt loops and zippers and have child-friendly, easy-to-dress details such as an opening for the stuffed animal’s tail and adjustable closures to help fit any size animal. We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NFL, NBA and MLBTM team apparel, SKECHERS® shoes or Limited Too clothing. There are approximately 450 SKUs in our store at any one time and we intend for each item to be highly productive.

Since our concept is a unique combination of experience and product, we historically have not had seasonal or advertised sales events or markdowns. We offer frequent shopper discounts associated with our Stuff Fur Stuff® club loyalty program and selectively use coupons and gift-with-purchase promotions to drive traffic to our stores.

Growth Strategy

Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand by opening new stores, investing in value-adding marketing programs including our new virtual world website, buildabearville.comTM, offering an authentic and unique merchandise assortment and to build our logistical, operational and technology infrastructure to support our growth and improve our efficiencies. We expect to grow our business by opening additional stores in the United States, Canada, the United Kingdom, Ireland and France, by the addition of new international stores opened through existing and new franchise agreements, and through the development of third party licensed products that promote Build-A-Bear Workshop as a lifestyle brand and build overall brand awareness.

We have increased our company-owned store locations throughout the United States and Canada from 170 at the end of fiscal 2004 to 272 as of December 29, 2007. In April 2006, we acquired Amsbra Limited, our former franchise in the United Kingdom, as well as The Bear Factory Limited, a stuffed animal retailer in the United Kingdom whose store locations we subsequently rebranded to the Build-A-Bear Workshop brand. In 2007, we discontinued our franchise agreement in France and opened our first company-owned stores. As of December 29, 2007, we operated 46 stores in the United Kingdom and Ireland and three stores in France all under the Build-A-Bear Workshop brand. In fiscal 2008, we expect to open approximately 20 new stores in North America, down from opening 39 new stores in 2007 and, approximately five new stores in Europe, compared to opening 11 new stores in 2007. Historically, we have averaged 35 store openings per year since 2001. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the North America, 70 to 75 in the United Kingdom and Ireland and approximately 50 in France. In addition, we also currently operate Build-A-Bear Workshop stores in non-traditional retail locations including four Major League Baseball® ballparks, one store located in the St. Louis Zoo and one store in a museum at the St. Louis Science Center.

We believe that there is continued opportunity to grow our Build-A-Bear Workshop concept and brand outside of North America, the United Kingdom, Ireland and France primarily through franchise agreements. Our franchisees are well capitalized, have retail and/or real estate experience and currently operate 53 Build-A-Bear Workshop stores in several foreign countries under master franchise agreements on a country-by-country basis. We expect our franchisees to open approximately 15-20 new stores in fiscal 2008, net of closures, under existing and anticipated franchise agreements. We believe there is a market potential for approximately 300 franchised stores outside North America, the United Kingdom, Ireland and France. We may open additional company-owned stores outside of the United States, Canada, the United Kingdom, Ireland and France, although we expect our international plans to adjust as our expansion continues.

We believe there are also growth opportunities in other experiential retail entertainment concepts. We believe that consumer demand for additional experiential retail concepts is relatively untapped and that our expertise in product development and providing a consistent shopping experience can be applied to other experiential retail brands and concepts. We expect to be able to leverage our extensive guest database to market these new brands and concepts. Over the past 11 years, we have established our store as a place where children can have a hands-on experience, express their creativity and use their imagination. We believe our brand is one that parents value and trust and kids love. We expect to leverage our brand reputation to grow our existing and new concepts in the future.

In 2007, we increased our minority interest in RidemakerZ, LLC, (previously Retail Entertainment Concepts, LLC). RidemakerZ is an early-stage company that has developed an interactive retail concept that allows guests, or customizers, to build and personalize their own model cars. The concept capitalizes on the universal love of cars and a widely popular care culture that crosses ages and demographics, although the primary target are children and their families. RidemakerZ opened four stores during 2007 and plans to open eight additional stores during 2008. We are currently providing advisory and support services to RidemakerZ in exchange for additional equity.

In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary friends 2B made® line of make-your-own dolls and related products. The target customer for friends 2B made is a girl age five to twelve. As of December 29, 2007, we operated nine friends 2B made locations. All but one of these locations are in or adjacent to a Build-A-Bear Workshop store and are not considered a separate store. Although our formal review of a broad range of strategic alternatives is complete, we continue to evaluate our business plan and operations with a view to prioritizing the initiatives that will allow us to achieve our long-term business goals of delivering sales and earnings growth. As part of our evaluation we continue to review the long-term potential of this concept.

We are continually evaluating additional retail opportunities and expect to continue our expansion into other concepts and product lines in the future. For example, in 2006, we opened our first store within a third-party restaurant concept, Build-A-Dino® store under a licensing agreement with T-REXTM Café (owned by Landry’s Restaurants, Inc.). In 2007, we added the Build-A- Dino concept to Build-A-Bear Workshop stores in two highly trafficked tourist locations, Myrtle Beach in South Carolina and our flagship store in New York City. Also in 2007, we opened three Build-A-Bear Workshop stores within Rainforest Café® restaurants, under a licensing agreement with Landry’s Restaurants, Inc.

In response to an emerging trend of kids’ interaction and play increasingly occurring in the online space, in 2007, we updated our website used primarily by children, buildabearville.com. The site is highly complementary to our store experience and positively enhances our core brand values while offering activity options and features that are tied back to in-store events. We believe that the launch of our new “virtual world” website is a critical business strategy to further enhance our brand appeal with children and grow our store sales and that we have a unique competitive advantage over other virtual world competitive products due to our strong brand awareness and connection, our ability to leverage both physical world and virtual world presence as well as the over 56 million stuffed animals already sold to guests.

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

Our stuffed animal skins and clothing are produced from high quality man-made materials or natural fibers such as cotton, and the stuffing is made of a high-grade polyester fiber. We believe all of our products meet Consumer Product Safety Commission requirements for toys and American Society for Testing and Materials (ASTM), EN71 (European standards) and Canadian specifications for toy safety in all material respects. Our products are tested through an independent third-party testing lab for compliance with toy safety standards. We believe we comply with toy safety government requirements specific to each country where we have stores. Packaging and labels for each product tell our guests the age grading for the product and any special warnings in accordance with guidelines established by the Consumer Product Safety Commission.

Plush animals are not likely to contain lead, which is found in paint and surface coatings. Our plush animals are not surface painted and do not have screen prints on them that contain paint. In rare instances, a plush animal may have painted eyes, and in some cases our bear clothing and accessories have screen prints that could contain paint. In all cases, we take the steps to assure that our products meet or exceed all toy safety standards. The ASTM, EN71 and Canadian Toy Safety Regulations specifically limit lead content in products. We believe we comply with these regulations.

We notify guests when a product contains a magnet with our “I have a magnet” product hangtag or sticker. In most cases, the magnets utilized in our products are embedded inside a toy (animal, scarf, plush accessory). They are not loose or easily detached as free magnets.

In 2006, our products earned the Good Housekeeping Seal of Approval. The Good Housekeeping Seal, introduced in 1909 is earned by products that pass Good Housekeeping Institute review and is America’s most trusted consumer icon. It is the foremost symbol of quality assurance and consumer protection in America. Seal-backed products are covered by Good Housekeeping’s two-year money-back warranty.

Marketing

We believe that the strength of the Build-A-Bear Workshop® brand is a competitive advantage and an integral part of our strategy. Unlike other mall-based retailers that frequently use markdowns or sale events to drive sales, at Build-A-Bear Workshop we use marketing to raise brand awareness and drive traffic to our stores. Our goal is to continue to build brand awareness and recognition as a destination retailer that provides experience-based shopping that appeals to a broad range of age groups and demographics.

Since February 2004, we have utilized an integrated marketing program that includes national television advertising, direct mail, online marketing initiatives such as search and interactive advertising, and other components. Our advertising expenditures were $27.2 million (7.5% of total revenues) in fiscal 2005, $31.0 million (7.1% of total revenues) in fiscal 2006 and $35.2 million (7.4% of total revenues) in fiscal 2007, reflecting the continuation and further enhancement of our marketing initiatives.

We employ several different marketing programs to drive traffic to our stores and grow awareness of our brand. We use television advertising that targets both children and adults to raise awareness of our Build-A-Bear Workshop brand as well as feature specific new product introductions and promotions as a call-to-action to visit our stores. We also utilize radio, print and online advertising integrating the timing and messaging across various media to maximize our reach to new and existing guests and drive traffic to our stores. In addition, we receive significant public relations exposure due to the unique nature of our concept. We leverage the database from our Stuff Fur Stuff® club loyalty program of over five million members in our direct mail and e-mail programs and provide information and e-commerce on our website, www.buildabear.com. In 2007, we relaunched our website primarily directed at children, buildabearville.comTM, with enhanced capabilities, customization options and social connectivity features which we use to promote brand connection and in-store products and events. In select markets, we have marketing initiatives that leverage significant tourism traffic.

In 2006, our Stuff Fur Stuff® club electronically-tracked loyalty program, in which guests receive a $10 discount certificate for every 100 points earned, was rolled out nationally and expanded to Canada in 2007. Since its introduction, over five million members have joined the program and we expect membership to continue to grow as new guests visit our store and enroll in the program. The data collected gives us insight into the overall purchasing history of members including visit frequency, items purchased and amounts spent on each visit and cumulatively over time. We expect to leverage this information and improve our direct mail effectiveness and response rates by adjusting the timing and personalization of communications and offers. We expect to expand the Stuff Fur Stuff club loyalty program to the U.K. in 2008.

We also have marketing programs in our European operations designed to raise brand awareness and drive traffic to our store locations including a direct mail and e-mail communication update program, print advertising, in-store events, tourism marketing in select markets and public relations. We expect to continue to add and enhance our European marketing initiatives to continue to grow our business.

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

Product and Merchandise Licensing. We have key strategic relationships with select companies, including World Wildlife Fund US and Canada, SKECHERS®, Sanrio, the NBA, the WNBA, MLBTM, Limited Too, Disney®, NFL, the NHL® and First Book®, in which we feature their brands on our products sold in our stores. These strategic relationships allow both parties to generate awareness around their brands. We have relationships with groups that pursue socially responsible causes, as well as companies that have strong consumer brands, in order to respond to our Guests’ interests. We have also offered selected character-oriented products including Sesame Workshop’s Elmo, Cookie Monster and Big Bird, Disney’s Mickey Mouse and Minnie Mouse, Mumble, the feature character in Warner Bros.’ animated film, Happy Feet, DreamWorks’ character, Shrek® as well as classic movie characters such as Rudolph the Red-Nosed Reindeer®, Clarice® and Frosty the Snowman.

Promotional Arrangements. We have also developed promotional arrangements with select organizations. Our arrangements with Major League Baseball® teams, including the Chicago Cubs™, St. Louis Cardinals™ and New York Mets™ have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium. In 2006 and 2007, we partnered with McDonalds to feature limited edition, collectible mini Build-A-Bear Workshop animals in Happy Meals. We also have had arrangements featuring product sampling, cross promotions and shared media with companies such as , JCPenney, Embassy Suites Hotels, Purina, and Macy’s as well as targeted promotions with key media brands like National Geographic Kids, Good Housekeeping and Radio Disney.

Third Party Licensing. We have entered into a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop® branded products including children’s furniture, fruit snacks, video and DVD games, a direct-to-home monthly affinity club, craft kits, children’s slippers, infant developmental toys and school fundraising products. We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability. We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise. We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards. We have entered into or maintained licensing arrangements for our branded products with leading manufacturers including Pulaski Furniture, ConAgra Foods, Scholastic At Home, Game Factory, Payless ShoeSource, Extra Large Technology, Snap TV, and Kids Preferred.

Industry and Guest Demographics

While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible product is stuffed animals, including our flagship product, the teddy bear, a widely adored stuffed animal for over 100 years. According to data published by the International Council of Toy Industries, worldwide sales of the traditional toy market reached $59.4 billion worldwide (excluding video games) in 2003 with plush and doll sales having a combined 20% share of the traditional toy market in Europa and the Americas. In addition, a study conducted for the Toy Industry Association reported U.S. sales of retail plush toys were $1.3 billion and retail sales of dolls were $2.7 billion in 2006, for a combined total of over $4.0 billion. In 2007, Playthings Magazine ranked us as the 10th largest toy retailer in the United States for 2006 based on sales.

Our guests are diverse, spanning broad age ranges and socio-economic categories. Major guest segments include families with children, primarily ages three to twelve, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools. Based on information compiled from our guest database for 2007, the average age of the recipient of our stuffed animals at the time of purchase is nine years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.

According to the United States Census Bureau, in 2006 there were over 60 million children age 14 and under in the United States. The size of this population group is projected to remain relatively stable over the next decade. Industry sources estimate direct spending by children in the United States at over $50 billion annually and that parents and family members spend an additional $170 billion annually on children. In addition, children influence billions of dollars in other family spending.

Employees and Training

We are committed to providing a great experience for our diverse team of associates as well as our guests. We have a distinctive culture that we believe encourages contribution and collaboration. We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance. All store managers receive comprehensive training through our Bear University® program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores. We extensively train our associates on the bear-making process and the guest experience. In fiscal 2007, we hired just over 3% of applicants for store manager positions. We focus on employing and retaining people who are friendly and focused on guest service. Our above average employee retention rates, based on 2006 industry data, contribute to the consistency and quality of the guest experience. Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys. Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded. We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.

As of December 29, 2007, we employed approximately 1,300 full-time and 5,900 part-time employees. We divide our store base into four geographic regions, with the United Kingdom, Ireland and France representing one of those regions. The regions are supervised by our Chief Operating Bear and four Regional Workshop Directors. Bearitory Leaders are responsible for each of our 30 bearitories consisting of between six and twelve stores. Each of our stores generally has a full-time Chief Workshop Manager and two full-time Assistant Workshop Managers in addition to hourly Bear Builder® associates, most of whom work part-time. The number of part-time employees fluctuates depending on our seasonal needs. In addition to the approximately 6,800 employees at our store locations, we employ approximately 300 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri, approximately 75 associates at our Bearhouse distribution center in Groveport, Ohio, and approximately 25 associates in our European Bearquarters in Windsor, England. We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants. Store managers and Bearquarters associates pass specific profile assessments. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

International Franchises

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening company-owned stores in Canada and our first franchised location in the United Kingdom. As of December 29, 2007, there were 53 Build-A-Bear Workshop franchised stores located in the following countries:

Japan	8
Denmark	7
Australia	6
Thailand	5
Germany	4
South Africa	4
India	3
Norway	3
Russia	3
Other	10

All stores outside of the U.S., Canada, the United Kingdom, Ireland and France are currently operated by third party franchisees under separate master franchise agreements covering each country. Master franchise rights are typically granted to a franchisee for an entire country or group of countries for a specified term. The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time franchise fee and continuing royalties based on a percentage of sales made by the franchisees’ stores. The terms of these agreements range up to ten years with a franchisee option to renew for an additional term if certain conditions are met. All such franchised stores have similar signage, store layout and merchandise characteristics to our company-owned stores. Our goal is to have well-capitalized franchisees with expertise in retail operations and real estate in their respective country. We work in conjunction with our franchisees in the development of their business and store growth plans. We approve all franchisees’ orders for merchandise and have oversight of their operational and business practices in an effort to ensure they are in compliance with our standards. We expect our current and anticipated franchisees to open approximately 15 to 20 new stores, net of closures, in fiscal 2008 in both existing and new countries.

On April 2, 2006 we acquired Amsbra Limited, our former franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. Amsbra previously operated all of the franchised Build-A-Bear Workshop® stores located in the United Kingdom. Upon completion of this acquisition, all of the franchised locations in the United Kingdom became company owned-stores. Our Indian franchisee has informed us that it will discontinue its franchise agreement and close its three stores in 2008.

Sourcing and Inventory Management

We do not own or operate any manufacturing facilities. Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China. We purchased approximately 84% of our inventory in fiscal 2007, approximately 83% in fiscal 2006 and approximately 86% in fiscal 2005 from three vendors. After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing facilities in China that are approved by us in accordance with our quality control and labor standards. Our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification.

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

The average time from the beginning of production to arrival of the products into our stores is approximately 90 to 120 days. Our weekly tracking and reporting tools give us the capability to adjust to shifts in demand. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating orders of less productive SKUs. Our distribution centers provide further logistical efficiencies for delivering merchandise to our stores.

Distribution and Logistics

Through September 2006, a third-party provider warehoused and distributed a large portion of our merchandise at a distribution center in St. Louis, Missouri. In September 2006, we completed the construction of a new 350,000-square-foot distribution center near Columbus, Ohio which replaced the third-party warehouse as well as a smaller third-party distribution center previously used in Los Angeles, California. We continue to have a third-party distribution center in Toronto, Canada under an agreement that may be terminated with 120-day notice or when no work has been performed for 180 days. In Europe, we contract with a third-party distribution center in Middlesex, England under a renewable monthly agreement.

Transportation from the warehouses to the stores is managed by several third-party logistics providers. In the United States and Canada, merchandise is shipped by a variety of distribution methods and the method is alternated depending on the store and seasonal inventory demand. Key delivery methods are direct trucks through third-party pool points, ‘LTL’ (less-than truck load) deliveries, and direct parcel deliveries. Shipments from our third-party distribution centers are scheduled throughout the week in order to smooth workflow and stores that are part of the same shipping route are grouped together to reduce freight costs. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs. Back-up supplies, such as Cub Condo® carrying cases and stuffing for the animals, are often stored in limited amounts at the local pool points.

Management Information Systems and Technology

Technology is a key component of our business strategy and we are committed to utilizing technology to enhance our competitive position. Our information and operational systems utilize a broad range of both purchased and internally developed applications which support our guest relationships, marketing, financial, retail operations, real estate, merchandising, and inventory management processes. Our employees can securely access these systems over a company-wide network. Sales, daily deposit and guest information are automatically collected from the stores’ point-of-sale terminals and kiosks on a near real time basis. We have developed proprietary software including domestic and international versions of our Name Me kiosk, Find-A-Bear® identification system, and our patented party scheduling system. Data from these systems are used to support key decisions in all areas of our business, including merchandising, allocation and operations.

In the United States and Canada, we completed the installation of the initial module of our human resources software in April 2006, our General Ledger and Accounts Payable financial software in July 2006, our merchandise planning system in August 2006 as well as installing a warehouse management system as part of our new company-owned distribution center. Additional modules of the human resources and financial systems were added in fiscal 2007. These new systems are intended to improve our operational efficiency, purchasing and inventory control. Also in 2007, the initial module of our human resources software and our General Ledger and Accounts Payable financial software were installed for our European operations.

We regularly evaluate strategic information technology initiatives focused on competitive differentiation, support of corporate strategy and reinforcement of our internal support systems. Our critical systems are reviewed on a regular basis to evaluate disaster recovery plans and the security of our systems.

Competition

We view our Build-A-Bear Workshop® experience as a distinctive combination of entertainment and retail. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and Sears and other discount chains, as well as with a number of companies that sell teddy bears and dolls in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues, and online entertainment.

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none offer the breadth and depth of the Build-A-Bear Workshop experience or operates as a national or international retail company.

We also believe that there is an emerging trend within children’s play patterns towards internet and online play. In 2006, kids aged 2 to 11 spent an average of 9 hours and 24 minutes per week on line which was an increase of over 40% from 2003. By kindergarten, 32% of kids have used the internet and the largest group of new users of the internet is kids age 2 to 5. Emarketer.com recently reported that 16% of internet users age 3-17 visited a virtual world website in 2006 which is expected to grow to 53% over the next five years. Therefore, we believe we compete with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com. A growing number of traditional children’s toy and entertainment companies have also developed their own virtual world online play sites including Barbie.com, be-bratz.com and virtualmagickingdom.com.

Intellectual Property and Trademarks

As of December 29, 2007, we had obtained over 228 U.S. trademark registrations, including Build-A-Bear Workshop for stuffed animals and accessories for the animals, retail store services and other goods and services, over 37 issued U.S. patents with expirations ranging from 2013 through 2024 and over 198 copyright registrations. In addition, we have over 95 U.S. trademark and two U.S. patent applications pending. We also license three patents from third-parties, including a patent for the pre-stitching system used for closing up our stuffed animals after they have been stuffed (U.S. Patent No. 6,109,196). Pursuant to an exclusive patent license agreement with Tonyco, Inc. dated March 12, 2001, we were granted an exclusive license for use of the patent in retail stores similar to ours. While we have the right to sublicense the patent, the licensor has agreed not to grant rights to any of our competitors. In the event that we or the licensor has reason to believe that a third party is infringing upon the patent, the licensor is generally required to bear the expenses required to maintain and defend the patent. The term of the agreement is for the full life of the patent and any improvements thereon. The term will expire in 2019 unless we terminate the agreement, upon notice to the licensor, in the event that the patent lapses due to the licensor’s non-payment of maintenance taxes and fees for the patent. We paid the licensor $760,000 for the license. All payments due under the license have been made and no ongoing payments are required by us.

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

We also conduct business in foreign countries to the extent our merchandise is manufactured or sold outside the United States and we have opened stores outside the United States in the past three years, either directly or indirectly through franchisees. We filed, obtained or plan to file for registration of marks in foreign countries to the degree necessary to protect these marks, although our efforts may not be successful and further there may be restrictions on the use of these marks in some jurisdictions

Segments and Geographic Areas

We conduct our operations through three reportable segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland and France, and other retail delivery operations, including our web-store and non-traditional store locations such as tourist venues and ballpark stores. The international franchising segment includes the licensing activities of our franchise agreements with locations in Europe, outside of France, Asia, Australia and Africa. The licensing and entertainment segment has been established to market the naming and branding rights of our intellectual properties for third party use.

Our reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. See the financial statements included elsewhere in this annual report on Form 10-K for further discussion and financial information related to our segments and the geographic areas in which we operate.

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

We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that our past success will be sustained or there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our animals, animal apparel or accessories, or a misjudgment of consumer preferences or fashion trends, could have a negative impact on our business, financial condition and results of operations. Furthermore, we may be unable to attract guests to and generate demand for friends 2B made® interactive shopping experience. If our friends 2B made concept fails to be successful and we determine not to continue it, we may incur charges as a result and it may have an adverse impact on the Build-A-Bear Workshop® brand. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability. For example, in 2007, we wrote-off $1.6 million, net of tax, of inventory, including excess Shrek®.

Our future growth and profitability could be adversely affected if our marketing and on-line initiatives are not effective in generating sufficient levels of brand awareness and guest traffic.

In February 2004, after development and testing in selected markets, we introduced nationwide a multi-media marketing program targeting our core demographic guests, principally parents and children, which contributed to an increase in our comparable store sales in fiscal 2004. We continue to update and evaluate our marketing initiatives, focusing on brand awareness and rapidly changing consumer preferences. We may not be able to successfully engage children in our new website, buildabearville.com, and achieve high enough traffic levels nor be able leverage the site to drive traffic to our stores. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing programs and future marketing efforts that we undertake, including our ability to:

•	create greater awareness of our brand, interactive shopping experience and products;

•	identify the most effective and efficient level of spending in each market;

•	determine the appropriate creative message and media mix for marketing expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	select the right geographic areas in which to market;

•	convert consumer awareness into actual store visits and product purchases; and.

•	reach a level of engagement on the virtual world website with large numbers of unique visitors with frequent visitation that drives visits to our retail stores resulting in purchases.

Our planned marketing expenditures may not result in increased total or comparable store sales or generate sufficient levels of product and brand name awareness. We may not be able to manage our marketing expenditures on a cost-effective basis.

If we are not able to generate comparable store sales growth, our results of operations could be adversely affected.

Our comparable store sales for fiscal 2007 declined 9.9% following a 6.5% decline in 2006 and a 0.2% decline in fiscal 2005, and an 18.1% increase in fiscal 2004. The decrease in 2007 was primarily attributable to a decline in shopping mall customer traffic and consumer spending on discretionary products, changes in media strategies, online entertainment, children’s media consumption and play patterns, competitive plush animal products and lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter. The decrease in 2006 was primarily the result of changing customer preferences, a decline in customer traffic, and the more difficult macro economic conditions generally impacting consumer confidence and spending patterns. In 2005, ongoing programs in advertising were successful in maintaining our comparable store sales levels. The increase in 2004 was principally as a result of the nationwide multi-media marketing program we initiated in February 2004, an appearance on a syndicated television show, enhanced merchandising initiatives include new product introductions and strategic partnerships and generally positive macro-economic conditions. We believe the principal factors that will affect comparable store results are the following:

•	the continuing appeal of our concept;

•	the effectiveness of our marketing efforts to attract new and repeat guests;

•	consumer confidence and general economic conditions;

•	our ability to anticipate and to respond, in a timely manner, to consumer trends;

•	the continued introduction and expansion of our merchandise offerings;

•	the impact of new stores that we open in existing markets;

•	mall traffic;

•	Competition for both product offerings as well as in the on-line space;

•	the timing and frequency of national media appearances and other public relations events; and

•	weather conditions.

As a result of these and other factors, we may not be able to generate or achieve comparable stores sales growth in the future. If we are unable to do so, our results of operations could be significantly harmed.

Our growth strategy requires us to open a significant number of new stores in the United States, Canada, the United Kingdom, Ireland and France each year. If we are not able to open new stores or to effectively manage this growth, it could adversely affect our ability to grow and could significantly harm our profitability.

Our growth will largely depend on our ability to open and operate new stores successfully in the United States, Canada, the United Kingdom, Ireland and France. We opened 50, 35 and 30 stores in fiscal 2007, 2006 and 2005, respectively. We plan to slow new store growth in fiscal 2008. Our plan includes opening approximately 20 new stores in the United States and Canada in fiscal 2008 and approximately five new stores in Europe and anticipates further store openings in future years. Our ability to identify and open new stores in desirable locations and operate such new stores profitably is a key factor in our ability to grow successfully. We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new stores can be profitably operated. We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations. For example, as of December 29, 2007, we have closed two stores since our inception (not including four stores that we closed in connection with our 2006 acquisition of Amsbra and The Bear Factory). We cannot assure you that we will not have other stores in the future that we may decide to close. In addition, our ability to open new stores and manage our growth will be limited to some extent by market saturation of our stores. Our ability to open new stores and to manage our growth also depends on our ability to:

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

In July 2005, we opened our flagship store in New York City. This store is much larger than our typical mall-based stores and includes additional facilities, such as a restaurant, that we do not operate in our typical mall-based stores. Because of these differences, we may be unable to generate revenues from this store at a level that justifies keeping the store open. Closing this store could not only have an adverse impact on our profitability, as the costs of opening this store were much larger than those for a typical store, but, as our flagship store, it could also have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.

Increased demands on our operational, managerial and administrative resources as a result of our growth strategy could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability.

If we are not able to franchise new stores outside of the United States, Canada, the U.K, Ireland and France, if we are unable to effectively manage our international franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. We intend to continue expanding outside of our company-owned regions through franchising in several countries over the next several years. As of December 29, 2007, there were 53 Build-A-Bear Workshop franchised stores located outside of the United States, Canada the U.K and France. We have limited experience in franchising and we may not be successful in maintaining and implementing our international franchising strategy. In addition, we cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing United States, Canadian and European markets, which may cause these stores to be less successful than those in our existing markets. Additionally, our franchisees may experience merchandising and distribution expenses and challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

The success of our franchising strategy will depend upon our ability to attract qualified franchisees with sufficient financial resources to develop and grow the franchise operation and upon the ability of those franchisees to develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising strategy may not be profitable to us. Moreover, our brand image and reputation may suffer. For example, our initial franchisees in South Korea, the Netherlands and France performed below expectations and we transferred those agreements to other parties. In addition, our franchisee in India has informed us of its intention to close the three stores currently in operation and discontinue the franchise agreement as a result of being unable to profitably operate their stores. Furthermore, even if our international franchising strategy is successful, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business strategies and objectives, we are responsible for ensuring the success of the Build-A-Bear Workshop brand and all of our stores.

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

While we invest heavily in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on customer traffic in the malls in which our stores are located. In order to generate guest traffic, we generally attempt to locate our stores in prominent locations within high traffic shopping malls. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations. We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. In addition, customer mall traffic may be reduced due to a loss of consumer confidence because of terrorism or war. If we are unable to generate sufficient guest traffic, our sales and results of operations would be harmed. A significant decrease in shopping mall traffic could have a material adverse effect on our financial condition and profitability. For example, the slower economy has caused us to reduce or growth plan, particularly for new stores in the U.S.

A decline in general economic conditions could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending and have an adverse effect on our liquidity and profitability.

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

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and Sears and other discount chains, as well as with a number of manufacturers that sell plush toys in the United States and Canada, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that currently none of these companies offers the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot assure you that they will not compete directly with us in the future.

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

We also believe that there is an emerging trend within children’s play patterns towards internet and online play. In 2006, kids aged 2 to 11 spent an average of 9 hours and 24 minutes per week on line which was an increase of over 40% from 2003. By kindergarten, 32% of kids have used the internet and the largest group of new users of the internet is kids age 2 to 5. Emarketer.com recently reported that 16% of internet users age 3-17 visited a virtual world website in 2006 which is expected to grow to 53% over the next five years. Therefore, we believe we compete with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com. A growing number of traditional children’s toy and entertainment companies have also developed their own virtual world online play sites including Barbie.com, be-bratz.com and virtualmagickingdom.com. We cannot assure you that children’s preferences for our products will remain strong nor that our online website for children, buildabearville.comTM, will be successful in attracting children to our brand. If children decide to engage with other products or websites, our sales will be negatively impacted and our results will be materially impacted.

We may not realize some of the expected benefits of the acquisition of Amsbra and The Bear Factory, and the inclusion of France as a company-owned country.

In April 2006, we acquired The Bear Factory Limited, a stuffed animal retailer in the U.K. owned by The Hamleys Group Limited and Amsbra Limited, our former U.K. franchisee. Both The Bear Factory and Amsbra had losses in 2006, 2005 and prior fiscal years. In 2007, we terminated our French franchise agreement and opened our first company-owned stores in France. Although we believe that we can realize benefits from these operations as part of our larger company through marketing, product and store execution practices, we may be unable to do so on a consistent basis. In particular, we may be unable to successfully leverage our purchasing power and expertise, and may be unable to raise sales levels sufficiently to generate benefits. In addition, other than Canada, we had not directly operated non-U.S. businesses, prior to 2006, and we face business, regulatory and cultural differences from our domestic business, such as economic conditions in the U.K. and France, changes in foreign government policies and regulations in the U.K. and France and potential restrictions on the right to convert and repatriate currency, as well as other risks that we may not anticipate. We also face difficulties realizing benefits in the U.K. and France because we have less brand awareness than in the U.S., face higher labor and rent costs, and have different holiday schedules.

Our leases in the United Kingdom and Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only”. We may be required to pay base rents that are significantly higher than we have forecast. For example, past rent reviews have resulted in increases as high as 40% in select locations within the UK. Additionally, leases in France may require us to pay an entry fee to the landlord or make key money payments to secure lease assignments from current tenants. French leases also are subject to annual indexation increases that are typically tied to French economic metrics. We may not be able to operate store locations profitably because of these economic differences.

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

We do not own or operate any manufacturing facilities. We purchased approximately 84% in fiscal 2007, approximately 83% of our merchandise in fiscal 2006 and approximately 86% of our merchandise in fiscal 2005, from three vendors. These vendors in turn contract for our orders with multiple manufacturing facilities for the production of merchandise. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries; therefore the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase our merchandise from domestic vendors who contract with manufacturers in foreign countries, primarily in China. Any event causing a disruption of imports, including the imposition of import restrictions or labor strikes or lock-outs, could adversely affect our business. For example, in fiscal 2002, we experienced disruption to our import of merchandise as well as increased shipping costs associated with a dock-worker labor dispute. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments which would impact our revenue and profit in various markets.

We rely on a single company-owned distribution center to service the majority of our stores in North America, we may be unable to realize the anticipated benefits from our company-owned distribution center and our third-party distribution center providers used in Canada and Europe may perform poorly

The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada and Europe in a timely manner. Before 2006, we had relied on third parties to manage all of the warehousing and distribution aspects of our business and continue to rely on them for a portion of our operations in Canada and Europe. In September 2006, we completed construction of a 350,000-square-foot distribution center in Groveport, Ohio. We rely on this company-owned distribution center to receive, store and distribute merchandise for the majority of our North America stores. Any significant interruption in the operation of the distribution center due to natural disasters and severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could increase our costs associated with our supply chain. Although we have added key personnel with experience in the management of warehouses and distribution centers, we do not have extensive experience in this area, and we may not be able to manage these functions as well as third party providers, which could disrupt our business. Even if we are able to manage this aspect of our business effectively, we may not realize all of the cost efficiencies and other benefits we currently expect from owning and operating the Groveport distribution center, which would adversely affect our results of operations.

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

In addition, most of our leases will expire within the next ten years and our initial leases are near completion and do not contain options to renew. We may not be offered a lease renewal by our landlord, may not be able to renew leases under favorable economic terms or maintain our existing store location thereby requiring additional capital expenditure to move the store location within the mall. Those locations may be in parts of the mall that have less traffic or be positioned further from our desired co-tenants and our ongoing sales and profitability results may be negatively affected.

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

We may suffer negative publicity or be sued if the manufacturers of our merchandise ship any products that do not meet current safety standards or production requirements.

Although we require our manufacturers to meet specific product safety standards and submit our products for testing, we cannot control the materials used by our manufacturers. If one of these manufacturers ships merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

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

Portions of our business are subject to privacy and security risks. If we improperly obtain, or are unable to protect, information from our guests, in violation of privacy or security laws or expectations, we could be subject to liability and damage to our reputation.

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

Our virtual world website, primarily for children, buildabearville.comTM, allows social interaction between users. While we have security features and chat monitoring, our security measures may not protect users’ identities and our online safety measures may be questioned which may result in negative publicity or a decrease in visitors to our site. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislature that are costly to implement and negatively impact our results.

We may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or, misappropriation of their proprietary rights, which could be costly, distract our management and personnel and which could result in the diminution in value of our trademarks and other important intellectual property.

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

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins. Petroleum prices have recently risen to historic or near historic highs. For example, our results in fiscal 2007 were impacted by fuel surcharges due to higher petroleum products prices. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

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

Stores

As of December 29, 2007, we operated 272 retail stores located primarily in major malls throughout the United States and Canada, 45 stores located in the United Kingdom, three stores in France and one store in Ireland. Our mall-based stores generally range in size from 2,000 to 4,000 gross square feet and average approximately 2,600 square feet, while our tourist location stores currently range up to 7,000 square feet and our flagship store in New York City is approximately 20,000 square feet. Our stores are highly visual and colorful featuring a teddy bear theme and larger than life details including a “sentry bear” at the front entry, custom-designed fixtures as well as a customized Build-A-Bear Workshop® tile logo in our entryway. Our stores are designed to be open and inviting so that guests can fully immerse in the shopping experience and actively participate in the creation and customization of their purchase. Our typical store features two stuffing machines, five Name Me computer stations and numerous displays of fully-dressed stuffed animals throughout the store. We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as a proprietary forecasting model that projects a potential location’s first year sales. We have identified a significant number of target sites that meet our criteria for new stores in new and existing markets. We seek to locate our mall-based stores in areas with maximum customer traffic, often near to or in the center of the mall, as well as offering adjacencies to other children, teen and family retailers. After we approve a site, it typically takes approximately 25 weeks to finalize the lease, design the layout, build out the site, hire and train associates, and stock the store for opening.

We lease all of our store locations. Due to our attraction as a family-oriented entertainment destination concept with high net sales per gross square foot that, in fiscal 2007, generally exceeded the average for the malls in which we operated, we have received numerous requests from mall owners and developers to locate a Build-A-Bear Workshop store in their malls. We believe that we generally have negotiated favorable lease terms including provisions providing for exclusivity of operation of our concept in the mall.

Most of our leases have an initial term of ten years and do not have renewal options or clauses although our leases in the UK and France are typically covered by laws and legislature that give us priority rights of renewal. A number of our leases provide a lease termination or “kick out” option, which may be mutual, allowing either party to exercise the option in a pre-determined year or years, typically the third or fourth year of the lease, if we do not meet certain agreed upon minimum sales levels. In addition, our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Most of our leases in North America also require the payment of a fixed minimum rent as well as percentage rent based on sales in excess of agreed upon minimum annual sales levels. Our leases in the United Kingdom and Ireland typically have rent reviews every five years in which the base rental rate is adjusted to current market rates if they are higher than the original rent agreed. Leases in France may require us to pay an entry fee to the landlord or make key money payments to secure lease assignments from current tenants. French leases also are subject to annual indexation increases that are typically tied to French economic metrics.

Following is a list of our 321 company-owned stores in the United States, Canada, the United Kingdom, Ireland and France as of December 29, 2007:

State	Number of Stores
Alabama	4
Alaska	1
Arizona	5
Arkansas	3
California	26
Colorado	6
Connecticut	5

Delaware	1
Florida	18
Georgia	7
Hawaii	1
Idaho	1
Illinois	8
Indiana	7
Iowa	3
Kansas	2
Kentucky	3
Louisiana	3
Maine	2
Maryland	5
Massachusetts	9
Michigan	4
Minnesota	2
Mississippi	1
Missouri	7
Montana	1
Nebraska	1
Nevada	4
New Hampshire	2
New Jersey	12
New Mexico	1
New York	13
North Carolina	8
Ohio	10
Oklahoma	2
Oregon	3
Pennsylvania	11
Puerto Rico	1
Rhode Island	1
South Carolina	3
Tennessee	6
Texas	19
Utah	3
Virginia	8
Washington	5
West Virginia	1
Wisconsin	5
Canadian Province
Alberta	2
British Columbia	3
Manitoba	1
Nova Scotia	1
Ontario	8
Quebec	3
United Kingdom
England	38
Scotland	6
Wales	1
Ireland	1
France	3

Non-Store Properties

In addition to leasing all of our store locations, we lease approximately 59,000 square feet for our corporate headquarters, or World Bearquarters, in St. Louis, Missouri. Our World Bearquarters houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 1, 2008 with a five-year term, and may be extended for two additional five-year terms. In 2007, our web fulfillment site moved to our company-owned warehouse and distribution center.

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

From time to time we are involved in ordinary routine litigation typical for companies engaged in our line of business. We are involved in several court actions seeking to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As of the date of this annual report on Form 10-K, we are not involved in any pending legal proceedings that we believe would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004. The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$31.50	$22.00	$32.57	$26.80
Second Quarter	$31.19	$22.10	$32.90	$20.87
Third Quarter	$26.24	$15.10	$24.44	$19.65
Fourth Quarter	$19.98	$13.76	$32.08	$21.71

As of March 7, 2008, the number of holders of record of the Company’s common stock totaled approximately 1,260.

PERFORMANCE GRAPH

The following performance graph compares the 38-month cumulative total stockholder return of the Company’s common Stock, with the cumulative total return on the Russell 2000® Index and an SEC-defined peer group of companies identified as SIC Code 5600-5699 (the “Peer Group”). The Peer Group consists of companies whose primary business is the operation of apparel and accessory retail stores. Build-A-Bear Workshop® is not strictly a merchandise retailer and there is a strong interactive, entertainment component to the Company’s business which differentiates it from retailers in the Peer Group. However, in the absence of any other readily identifiable peer group, we believe the use of the Peer Group is appropriate.

The performance graph starts with the Company’s initial public offering on October 28, 2004 and ends on December 28, 2007, the last trading day prior to December 29, 2007, the end of the Company’s fiscal 2007. The graph assumes that $100 was invested on October 28, 2004 in each of the Company’s common stock, the Russell 2000® Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast the possible future performance of the Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Dec. 31, 2006 – Jan. 27, 2007	—	N/A	—	—
Jan. 28, 2007 – Feb. 24, 2007 (1)	30,000	$27.54	30,000	$24,173,677
Feb. 25, 2007 – March 31, 2007(1) (2)	164,093	$26.34	146,500	$20,333,516
Apr. 1, 2007 – Apr. 28, 2007	—	N/A	—	—
Apr. 29, 2007 – May 26, 2007	—	N/A	—	—
May 27, 2007 – June 30, 2007 (2)	208	$29.92	—	—
Jul. 1, 2007 – Jul. 28, 2007	—	N/A	—	—
Jul. 29, 2007 – Aug. 25, 2007	—	N/A	—	—
Aug. 26, 2007 – Sep. 29, 2007 (2)	1,604	$16.46	—	—
Sep. 30, 2007 – Oct. 27, 2007	—	N/A	—	—
Oct. 28, 2007 – Nov. 24, 2007	—	N/A	—	—
Nov. 25, 2007 – Dec. 29, 2007	—	N/A	—	—
Total	195,905	$26.45	176,500	$20,333,516

(1)	On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.
(2)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.

On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. As of March 7, 2008, approximately 176,500 shares at an average price of $26.44 per share have been repurchased under this program.

On March 10, 2008, we announced an expanded share repurchase program. Under this expanded share repurchase program, we currently intend to purchase up to $50 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares over the next 12 months, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of fiscal 2007.

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

Throughout this annual report on Form 10-K, we refer to our fiscal years ended December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004, as fiscal years 2007, 2006, 2005, 2004, and 2003, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. Fiscal years 2007, 2006, 2005, and 2004 included 52 weeks and fiscal year 2003 included 53 weeks. All of our fiscal quarters presented in this annual report on Form 10-K included 13 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data as of December 29, 2007 and December 30, 2006 and the statement of operations and other financial data for our fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The balance sheet data as of December 31, 2005, January 1, 2005 and January 3, 2004, and the statement of operations and other financial data for our fiscal years ended January 1, 2005 and January 3, 2004 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	Fiscal Year
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share, per share and per gross square foot data)
Statement of income data:
Total revenues	$474,361	$437,072	$361,809	$301,662	$213,672
Costs and expenses:
Cost of merchandise sold	259,078	227,509	180,373	150,903	115,845
Selling, general and administrative	177,375	158,712	133,921	115,939	81,533
Store preopening	4,416	3,958	4,812	2,186	3,859
Interest expense (income), net	(1,531)	(1,530)	(1,710)	(299)	(58)

Total costs and expenses	439,338	388,649	317,396	268,729	201,179

Income before income taxes	35,023	48,423	44,413	32,933	12,493
Income tax expense	12,514	18,933	17,099	12,934	4,875

Net income	22,509	29,490	27,314	19,999	7,618
Cumulative dividends and accretion of redeemable preferred stock	—	—	—	1,262	1,970
Cumulative dividends on nonredeemable preferred stock	—	—	—	263	455

Net income available to common and participating preferred stockholders	$22,509	$29,490	$27,314	$18,474	$5,193

Net income allocated to common stockholders	$22,509	$29,490	$27,314	$8,519	$116

Net income allocated to participating preferred stockholders	$—	$—	$—	$9,955	$5,077

Earnings per common share:
Basic	$1.11	$1.46	$1.38	$2.30	$0.53
Diluted	$1.10	$1.44	$1.35	$1.07	$0.43
Shares used in computing common per share amounts:
Basic	20,256,847	20,169,814	19,735,067	3,702,365	217,519
Diluted	20,448,793	20,468,256	20,229,978	18,616,435	17,546,348

	Fiscal Year
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share, per share and per gross square foot data)
Other financial data:
Gross margin ($) (1)	$209,090	$205,063	$178,528	$149,566	$97,582
Gross margin (%) (1)	44.7%	47.4%	49.7%	49.8%	45.7%
Capital expenditures, net (2)	$37,235	$54,036	$32,652	$17,732	$26,835
Depreciation and amortization	26,292	22,394	17,592	14,948	12,840
Cash flow data:
Cash flows provided by operating activities	$56,374	$53,035	$54,642	$48,527	$31,770
Cash flows used in investing activities	(40,938)	(93,772)	(37,077)	(17,732)	(27,035)
Cash flows (used in) provided by financing activities	(3,052)	3,537	6,058	15,931	—
Cash dividends declared per common share	$—	$—	$—	$0.55	$—
Store data (3):
Number of stores at end of period
North America	272	233	200	170	150
Europe	49	38	—	—	—

Total Stores	321	271	200	170	150
Square footage at end of period
North America	810,208	712,299	615,194	514,341	461,982
Europe	72,188	56,701	—	—	—

Total square footage	882,396	769,000	615,194	514,341	461,982
Average net retail sales per store (5) (6)	$1,576	$1,761	$1,864	$1,857	$1,605
Net retail sales per gross square foot (6) (7)	$516	$573	$615	$602	$502
Comparable store sales change (%) (8)	(9.9)%	(6.5)%	(0.2)%	18.1%	(15.9)%
Balance sheet data:
Cash and cash equivalents	$66,261	$53,109	$90,950	$67,327	$20,601
Working capital	36,439	28,731	66,646	48,000	10,463
Total assets	339,531	305,170	246,108	189,237	128,210
Redeemable preferred stock	—	—	—	—	37,890
Total stockholders’ equity	193,608	170,443	130,357	95,510	19,845

(1)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.
(2)	Capital expenditures, net consist of leasehold improvements, furniture and fixtures, computer equipment and software purchases, as well as trademarks, intellectual property, key money deposits and deferred leasing fees.
(3)	Excludes our webstore and seasonal and event-based locations.
(4)	Square footage for stores located in Europe is estimated selling square footage and includes stores in the United Kingdom, Ireland and France.
(5)	Average net retail sales per store represents net retail sales from stores open throughout the entire period divided by the total number of such stores and does not include European stores.
(6)	When we refer to average net retail sales per store and net retail sales per gross square foot for any period, we include in those calculations only those stores that have been open for that entire period, and do not include our European stores.
(7)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores. European stores are not included.
(8)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation, and as such does not include European stores

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

Overview

We are the leading, and only international, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop® brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of December 29, 2007, we operated 272 stores in the United States and Canada, 46 stores in the United Kingdom and Ireland and three stores in France, and had 53 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our “virtual world” website, buildabearville.comTM, which complements our interactive shopping experience and positively enhances our core brand value, as well as our non-traditional store locations in Major League Baseball® ballparks, a location in a zoo, a location in a science center, and our presence at event-based locations through our mobile store.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee. The results of this acquisition’s operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations are concessions within department stores, which is a format that we have chosen not to continue at this point in the United Kingdom. We converted and rebranded 25 Bear Factory stores to Build-A-Bear Workshop stores in time for the 2006 holiday season, resulting in a unified company brand throughout the U.K. and Ireland. During the store conversion and rebranding process, stores were temporarily closed on average for 22 days while many of the costs to operate the stores continue. During 2007, the Company improved sales performance and adopted best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base, resulting in improved sales and earnings from the acquisition. Also in 2007, we terminated our French franchise agreement and opened our first company-owned stores in France.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, the United Kingdom, Ireland, and France, a webstore and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

Selected financial data attributable to each segment for fiscal 2007, 2006, and 2005, are set forth in note 18 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Expansion and Growth Potential” subsections of this Overview.

We believe that we have developed an appealing retail store concept that averaged $1.6 million in fiscal 2007, $1.8 million in fiscal 2006 and $1.9 million in fiscal 2005 in net retail sales per store, for stores open for the entire year, not including our European stores. For a discussion of the changes in comparable store sales in fiscal years 2007, 2006 and 2005, see “— Revenues.” Store contribution, which consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore and seasonal and event-based locations, was 21.5% for fiscal

2007, 24.9% for fiscal 2006 and 26.8% for fiscal 2005. Total company net income as a percentage of total revenues was 4.7% for fiscal 2007, 6.8% for fiscal 2006, and 7.5% for fiscal 2005. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The store contribution of our average store, coupled with the fact that we have opened or acquired 213 company-owned stores in the United States, Canada the United Kingdom, Ireland and France since the beginning of fiscal 2003 have been the primary reasons for our net income increasing over the last five fiscal years. Net income declined in 2007 due primarily to the decrease in comparable store sales. As we have added stores and grown our sales volume, the quantities of merchandise and supplies we purchase have increased which has created economies of scale for our vendors allowing us to obtain reduced costs for these items and increase our merchandise margin. In 2007, merchandise margin improvement was more than offset by fixed occupancy cost deleverage due primarily to the decrease in comparable store sales

In 2007 our results reflect the challenging retail environment – slowing economic growth, declining mall traffic, and slowing consumer spending – factors impacting many retailers and particularly our Company given the discretionary nature of our products and our experience. Our total store contribution declined, primarily due to a 9.9% decrease in comparable store sales; this decrease in total store contribution was partially offset by improved store contribution from our European operations and increased contribution from our franchising and licensing operations.

Our 2008 plan balances our long term business goals while recognizing the near term challenges of the retail environment. While our full market potential in North America remains more than 350 stores, we will slow new store growth in 2008 to approximately 20 new stores, down from 39 stores in 2007. Slowing new store growth allows us to refocus on our business and align all operations around our goals of new guest acquisition and guest retention aimed at improving our comparable stores sales performance, while also building our long term brand value with the addition of our virtual world, buildabearville.comTM. Our brand strategy is to be wherever families and children go to have fun and our investment in buildabearville.com recognizes the emerging trend of kids’ interaction and play in the online space. We believe we are strongly positioned to lead in this space with over 56 million stuffed animals sold and over 24 million households in our database. In addition to leveraging buildabearville.com to bring traffic to our stores, our ongoing marketing and merchandise plans balance initiatives to attract new guests and retain existing guests. We will enhance communications to our loyalty program members who today include nearly 6 million guests, and place emphasis on our product newness and collectability, a fundamental strength or our brand. We ended fiscal 2007 debt free and with $66 million in cash and cash equivalents after investing $37 million in new stores and other capital projects. While our near term sales trends reflect the continuing decline in consumer spending, we believe that our business plan, superior store contribution model, strong cash flow and flexible capital structure will deliver long term sales and earnings growth.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our webstore and other non-mall locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks and third party credit cards to make purchases. We classify stores as new or comparable stores and do not include our webstore or seasonal, event-based locations in our store count or in our comparable store calculations. Stores enter the comparable store calculation in their thirteenth full month of operation and as such, European stores are not included for 2007. As of December 29, 2007, we operated nine friends 2B made® locations. All but one of these locations are inside or adjacent to a Build-A-Bear Workshop® store and share common store management, employees and infrastructure. Other than our stand-alone store in Ontario, California, these locations are considered expansions of the existing Build-A-Bear Workshop store and are not considered an addition to our total store count. The net retail sales of these expanded Build-A-Bear Workshop stores are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the expansion.

We have an automated frequent shopper program in the United States, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program was automated in July 2006 and replaced our former Buy Stuff®Club Program, which was a manual punch card system with limited tracking capability. The reward earned under the new program did not change. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount. We account for changes in the deferred revenue account at the total company level only. This is due to the fact that the frequent buyer discount can be earned or redeemed at any of our store locations. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in the deferred revenue amount. See “— Critical Accounting Policies” for additional details on the accounting for the deferred revenue program.

We use net retail sales per gross square foot and comparable store sales as performance measures for our business. The following table details net retail sales per gross square foot by age of store for the periods presented:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net retail sales per gross square foot (1) (2)
Store Age > 5 years	$517	$577	$623
Store Age 3-5 years	$537	$556	$593
Store Age < 3 years	$497	$592	$637
All comparable stores	$516	$573	$615

(1)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores. European stores are excluded from the calculation. Calculated on an annual basis only.
(2)	Excludes our webstore and seasonal and event-based locations.

The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Comparable store sales change (%) (1) (2)
Store Age > 5 years	(8.3)%	(5.2)%	4.0%
Store Age 3-5 years	(10.2)%	(6.3)%	(0.2)%
Store Age < 3 years	(13.0)%	(9.4)%	(3.3)%
Total comparable store sales change	(9.9)%	(6.5)%	(0.2)%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation. European stores are excluded from the calculation.
(2)	Excludes our webstore and seasonal and event-based locations.

Our net retail sales per gross square foot are among the highest for specialty retailers. Historically, excluding 2007, as a group our younger stores have performed at the highest sales per square foot level, above the chain-wide average, despite experiencing comparable store sales pressures. In 2007, sales per square foot for our younger stores fell below the chain-wide average due to higher average square footage for this group of stores in fiscal 2007 as compared to fiscal 2006. Often our stores open with strong sales performance in their first year of operation and show comparable store sales declines in years two and three. Our older stores consistently perform the best on a comparable store sales basis and younger stores consistently generate the highest sales per square foot (except in 2007). New stores typically pay for themselves in their first year of operation.

Comparable store sales decreased by 9.9% in fiscal 2007 following a decrease of 6.5% in fiscal 2006. We believe these changes can be attributed primarily to the following factors:

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

Comparable store sales decreased by 6.5% in fiscal 2006 following a decrease of 0.2% in fiscal 2005. We believe these changes can be attributed primarily to the following factors:

•

Changing customer preferences in 2006 contributed to the decline in comparable store sales. Our repeat customers, many of whom have built a sizable collection of Build-A-Bear Workshop® stuffed animals, have become more product discriminating. Additionally, in the fourth quarter of 2006, inventory shortfalls on products, specifically our special holiday animal Mumble, impacted store performance. Demand was greater than we had anticipated and coupled with our customer’s changing preferences contributed to a fourth quarter negative comparable store sales decrease of 10.4%.

•	In 2006, we saw improvement in our average transaction value per guest. However, there was a decline in customer traffic during fiscal 2006 compared to 2005.

•	Due to the discretionary nature of our products, we believe that during much of 2006 comparable store sales were impacted by the more difficult macro economic conditions generally impacting customers.

Franchise fees: We receive an initial, one-time franchise fee for each master franchise agreement which is amortized to revenue over the life of the respective franchise agreement, which extend for periods up to 10 years. Master franchise rights are typically granted to a franchisee for an entire country or countries. Continuing franchise fees are based on a percentage of sales (generally 7.5%) made by the franchisees’ stores and are recognized as revenue at the time of those sales.

As of December 29, 2007, we had 53 stores, including 22 opened and three closed in fiscal 2007, operating under franchise arrangements in the following countries:

Japan	8
Denmark	7
Australia	6
Thailand	5
Germany	4
South Africa	4
India	3
Norway	3
Russia	3
Other	10

On April 2, 2006, we acquired all of the outstanding shares Amsbra Limited, our former U.K. franchisee. Amsbra operated all 11 of the franchised Build-A-Bear Workshop stores located in the United Kingdom. Upon completion of the acquisition, all of the franchised locations in the United Kingdom became company-owned stores. Our Indian franchisee has informed us that it will discontinue its franchise agreement and close its three stores in 2008.

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

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, and store supplies, as well as central office general and administrative expenses, including costs associated with the review of strategic alternatives, virtual world development costs, management payroll, benefits, stock-based compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation and amortization of central office leasehold improvements, furniture, fixtures and equipment as well as the amortization of intellectual property costs.

Central office general and administrative expenses have grown over time in order to support the increased number of stores in operation and we believe will continue to grow as we add stores, but we expect this increase to be at a lower rate than the percentage increase in total revenues. Advertising increased significantly with the introduction in fiscal 2004 of our national television and online advertising campaign. We increased the level of advertising expense as a percentage of net retail sales in fiscal 2007 as compared to fiscal 2006 and maintained the level of expense as compared to fiscal 2005. We anticipate continuing our investment of 7.0% to 7.5% of total revenues in advertising programs during 2008. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The provisions of SFAS 123R require that all share-based payments to employees be recognized in the financial statements based on the fair value of the instruments issued. SFAS 123R requires the recognition of compensation expense related to instruments issued following adoption as well as the non-vested portion of instruments issued prior to adoption of the standard. After the adoption of SFAS 123R, we anticipate that our share-based employee compensation will primarily consist of the granting of non-vested stock which vests over a pre-determined period of time assuming continued employment. In the past, our share-based employee compensation consisted primarily of stock option awards which vested over a pre-determined period of time assuming continued employment. In 2006 we recorded stock-based compensation of approximately $2.1 million ($1.4 million net of taxes) in fiscal 2006 following the adoption of SFAS 123R. Of this amount, $0.2 million ($0.2 after tax) is attributable to the Company’s adoption of SFAS 123R. This incremental expense from the adoption of SFAS 123R did not reduce basic or diluted earnings per share based upon the insignificance of the expense. The additional stock-based compensation expense not related to the adoption of SFAS 123R was related to the vesting of restricted stock awards. In 2005, we recorded stock based compensation of approximately $0.8 million ($0.5 million net of tax). In 2007, we recorded stock based compensation of approximately $3.0 million ($1.9 million net of tax).

Store preopening: Preopening costs are expensed as incurred and include store set-up, certain labor and hiring costs, and rental charges incurred prior to a store’s opening.

Expansion and Growth Potential

Company-owned Stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, United Kingdom, Ireland and France for the last three fiscal years can be summarized as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Beginning of period	271	200	170
U.K. Acquisition	—	40	—
Opened	50	35	30
Closed	—	(4)	—

End of period	321	271	200

On April 2, 2006 the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations are concessions within department stores, which is a format that we have chosen not to continue at this point in the United Kingdom. In 2006, we opened two new stores in the United Kingdom; in 2007, we expanded our European operations by adding five new stores in the United Kingdom and three new stores in France.

Other than the one stand alone store opened in 2006, the friends 2B made® stores are not included in the number of store openings in fiscal 2007, 2006 or 2005 as noted above but rather are considered expansions of Build-A-Bear Workshop stores. The friends 2B made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores.

In fiscal 2008, we anticipate opening approximately 20 Build-A-Bear Workshop stores in the United States and Canada and approximately five stores in Europe. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada, 70 to 75 stores in the United Kingdom and Ireland and approximately 50 stores in France.

Non-Store Locations:

In 2004 we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal locations contingent on their availability. As of December 29, 2007 we had a total of four ballpark locations. We also opened up our first store in a science center during fiscal 2007 and our first store in a zoo during fiscal 2006. In 2008, we plan to open one new ballpark location at Nationals ParkTM, in Washington D.C. and plan to not reopen our ballpark location in Cincinnati.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. The number of international, franchised stores opened and closed for the periods presented below can be summarized as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Beginning of period	34	30	12
U.K. Acquisition	—	(11)	—
Opened	22	15	18
Closed	(3)	—	—

End of period	53	34	30

As of December 29, 2007, we had 15 master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 21 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open 15 to 20 stores in fiscal 2008, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom, Ireland and France. Our franchisee in India will discontinue its franchise agreement and close its three stores in 2008.

In April 2006, we acquired Amsbra Limited, our former franchisee in the United Kingdom. Amsbra owned all 11 franchised Build-A-Bear Workshop stores in the United Kingdom. Upon completion of the transaction, all of the franchised locations in the United Kingdom became company-owned stores.

Licensing Revenue:

In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products. These agreements generated revenue of $2.6 million in 2007, $1.0 million in 2006 and $0.9 million in fiscal 2005. We anticipate entering into additional license agreements in the future.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Revenues:
Net retail sales	98.7%	99.0%	99.2%
Franchise fees	0.8	0.8	0.5
Licensing revenues	0.6	0.2	0.3

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of merchandise sold (1)	55.3	52.6	50.3
Selling, general and administrative	37.4	36.3	37.0
Store preopening	0.9	0.9	1.3
Interest expense (income), net	(0.3)	(0.4)	(0.5)

Total costs and expenses	92.6	88.9	87.7

Income before income taxes	7.4	11.1	12.3
Income tax expense	2.6	4.3	4.7

Net income	4.7%	6.7%	7.5%

Gross margin (%)(2)	44.7%	47.4%	49.7%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Fiscal Year Ended December 29, 2007 (52 weeks) Compared to Fiscal Year Ended December 30, 2006 (52 weeks)

Total revenues. Net retail sales increased to $468.2 million for fiscal 2007 from $432.6 million for fiscal 2006, an increase of $35.6 million, or 8.2%. Sales from new stores contributed a $48.7 million increase in net retail sales. Sales from European operations contributed a $26.3 million increase and internet sales contributed a $1.9 million increase. Included in net retail sales in fiscal 2006 is an adjustment to deferred revenue of $3.6 million, effective at the beginning of fiscal 2006, related to the assessment of redemption rates on our customer loyalty program. Offsetting these increases, comparable store sales decreased $37.6 million, or 9.9%.

Revenue from international franchise fees increased to $3.6 million for fiscal 2007 from $3.5 million for fiscal 2006, an increase of $0.1 million. This increase was primarily due to the addition of new franchisees and new franchised stores in fiscal 2007. Licensing revenue was $2.6 million in fiscal 2007 compared to $1.0 million in fiscal 2006. This increase was primarily due to the addition of new licensing agreements.

Gross margin. Gross margin increased to $209.1 million for fiscal 2007 from $205.1 million for fiscal 2006, an increase of $4.0 million, or 2.0%. As a percentage of net retail sales, gross margin decreased to 44.7% for fiscal 2007 from 47.4% for fiscal 2006, a decrease of 270 basis points as a percentage of net sales (‘bps’). This decrease resulted primarily from higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales. Costs associated with the write-off of excess inventory quantities also contributed to the decline in gross margin as a percentage of net retail sales. Improved merchandise margins partially offset the decrease in gross margin percentage.

Selling, general and administrative. Selling, general and administrative expenses were $177.4 million for fiscal 2007 as compared to $158.7 million for fiscal 2006, an increase of $18.7 million, or 11.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.4% for fiscal 2007 as compared to 36.3% for fiscal 2006, an increase of 110 bps. The dollar increase was primarily due to 50 more stores in operation at December 29, 2007 as compared to December 30, 2006 with the increased salaries at the stores and central office to support the larger store base. Selling, general and administrative expense as a percentage of total revenues was higher primarily due to an increase in the percentage of advertising expense as compared to total revenues, increased stock-based compensation expense and costs associated with the review of strategic alternatives. These increases were partially offset by efficiencies gained in the UK in its second year of operations.

Store preopening. Store preopening expense was $4.4 million for fiscal 2007 as compared to $4.0 million for fiscal 2006. These amounts include preopening rent expense of $1.0 million for fiscal 2007 and $0.6 million for fiscal 2006. Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.

Interest expense (income), net. Interest income, net of interest expense, was $1.5 million for fiscal 2007 and fiscal 2006.

Provision for income taxes. The provision for income taxes was $12.5 million for fiscal 2007 as compared to $18.9 million for fiscal 2006. The effective tax rate was 35.7% for fiscal 2007 and 39.1% for fiscal 2006. The decrease in the effective tax rate was primarily attributable to higher charitable inventory contributions and the net reduction of valuation allowances on net operating loss carryforwards.

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

Gross margin. Gross margin increased to $205.1 million for fiscal 2006 from $178.5 million for fiscal 2005, an increase of $26.6 million, or 14.9%. As a percentage of net retail sales, gross margin decreased to 47.4% for fiscal 2006 from 49.7% for fiscal 2005, a decrease of 2.3%. This decrease was anticipated and resulted primarily from higher occupancy costs as a percentage of net retail sales in the U.K. Higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales, and higher shipping and transportation costs primarily related to the transition to our company-owned distribution center, also contributed to the decline in gross margin as a percentage of net retail sales. Partially offsetting the decrease in gross margin percentage was improved merchandise margins.

Selling, general and administrative. Selling, general and administrative expenses were $158.7 million for fiscal 2006 as compared to $133.9 million for fiscal 2005, an increase of $24.8 million, or 18.5%. As a percentage of total revenues, selling, general and administrative expenses decreased to 36.3% for fiscal 2006 as compared to 37.0% for fiscal 2005, a decrease of 0.7%. The dollar increase was primarily due to 71 more stores, which includes the acquired U.K. stores, in operation at December 30, 2006 as compared to December 31, 2005 with the increased salaries at the stores and central office to support the larger store base. Selling, general and administrative expense as a percentage of total revenues was lower primarily due to a reduction in the percentage of advertising expense as compared to total revenues, the leveraging of store payroll over a larger revenue base, and a decline in the central office management payroll resulting primarily from a reduction in performance-based bonus expense. These decreases were partially offset by increased stock-based compensation expense

Store preopening. Store preopening expense was $4.0 million for fiscal 2006 as compared to $4.8 million for fiscal 2005. These amounts include preopening rent expense of $0.6 million in fiscal 2006 and $1.5 million in fiscal 2005. The decrease was primarily due to preopening costs of $1.8 million related to our flagship store and café in New York City. Offsetting the impact of the flagship store, five more new stores were opened in fiscal 2006 than in fiscal 2005 (35 in fiscal 2006, including two U.K. stores, as compared to 30 in fiscal 2005). Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States and Canada (North America), stores located the U.K., Ireland and France (Europe) and for our consolidated store base:

	Fiscal 2007			Fiscal 2006
	North America	Europe	Total	North America	Europe	Total
Net income	$21,849	$660	$22,509	$30,942	$(1,452)	$29,490
Income tax expense	12,514	—	12,514	18,933	—	18,933
Interest expense (income)	(1,314)	(217)	(1,531)	(1,530)	—	(1,530)
Depreciation and amortization (1)	19,286	2,662	21,948	16,768	1,655	18,423
Store preopening expense	3,436	980	4,416	3,209	749	3,958
General and administrative expense (2)	42,123	3,033	45,156	38,596	2,010	40,606
Franchising and licensing contribution (3)	(4,495)	—	(4,495)	(2,409)	(90)	(2,499)
Non-store activity contribution (4)	(3,250)	—	(3,250)	(3,464)	—	(3,464)

Store contribution	$90,149	$7,118	$97,267	$101,045	$2,872	$103,917

Total revenues	$415,359	$59,004	$474,363	$404,109	$32,717	$436,826
Franchising and licensing revenues	(6,193)	—	(6,193)	(4,410)	(90)	(4,500)
Revenues from non-store activities (4)	(16,321)	—	(16,321)	(15,191)	—	(15,191)

Store location net retail sales	$392,845	$59,004	$451,849	$384,508	$32,627	$417,135

Store contribution as a percentage of store location net retail sales	22.9%	12.1%	21.5%	26.3%	8.8%	24.9%

Total net income as a percentage of total revenues	5.3%	1.1%	4.7%	7.7%	-4.4%	6.8%

(1)	Depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software; distribution center depreciation, included in cost of merchandise sold and depreciation related to the virtual world.
(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the franchising and licensing segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.
(4)	Non-store activities include our webstore, seasonal and event-based locations and franchising and licensing activities.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2007				Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Total revenues	$116.8	$100.4	$109.8	$147.4	$98.6	$93.7	$101.5	$143.3
Gross margin(1)	53.7	41.5	47.0	66.9	47.9	40.8	42.4	74.0
Net income	8.1	1.6	3.0	9.8	8.4	3.0	2.7	15.4
Earnings per common share:
Basic	0.40	0.08	0.15	0.49	0.42	0.15	0.13	0.76
Diluted	0.39	0.08	0.15	0.48	0.41	0.15	0.13	0.75
Number of stores (end of quarter)	277	293	309	321	202	256	264	271

(1)	Gross margin represents net retail sales less cost of merchandise sold.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors and through our initial public offering, cash flow provided by operations and our revolving line of credit. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. In 2004, we raised $25.7 million from the initial public offering of our common stock. From fiscal 2002 through fiscal 2005, and again in fiscal 2007 cash flows provided by operating activities exceeded cash flows used in investing activities.

Operating Activities. Cash flows provided by operating activities were $56.4 million in fiscal 2007, $53.0 million in fiscal 2006 and $54.6 million in fiscal 2005. Cash flows from operating activities increased in fiscal 2007 as compared to fiscal 2006 primarily due to timing of inventory shipments, partially offset by increases in prepaid rent for European stores. Cash flow from operating activities decreased in fiscal 2006 from fiscal 2005 primarily due to increased cash outflows for inventories offset by the timing of cash payments on accounts payable and accrued expenses. Additionally, the adoption of SFAS 123R led to the reclassification of the tax benefit from the exercise of stock options from operating activities to financing activities. This caused the impact of this line item on cash flows to decrease by $4.4 million.

Investing Activities. Cash flows used in investing activities were $40.9 million in fiscal 2007, $93.8 million in fiscal 2006 and $37.1 million in fiscal 2005. Cash used in investing activities in fiscal 2007 relates primarily to opening 50 new stores and the investment in RidemakerZ, LLC. Cash used in investing activities during fiscal 2006 relates primarily to the U.K. acquisition for $39.1 million, the construction of our company-owned distribution center for approximately $22 million, and 35 new stores. Cash used in investing activities during fiscal 2005 relates primarily to 30 new stores. In fiscal 2005, a loan made to one of our franchisees used cash of $4.4 million.

Financing Activities. Financing activities used $3.1 million of cash in fiscal 2007, and provided cash flows of $3.5 million in fiscal 2006 and $6.1 million in fiscal 2005. Purchases of the Company’s stock in fiscal 2007 used $4.7 million of cash. In fiscal 2007, exercises of employee stock options and employee stock purchases and related tax benefits provided cash of $1.6 million, as compared to $3.4 million in fiscal 2006 and $4.4 million in fiscal 2005. The collection of a note receivable from an officer of the Company provided cash of $1.6 million in fiscal 2005.

Capital Resources. As of December 29, 2007, we had a cash balance of $66.3 million. We also have a line of credit, which we can use to finance capital expenditures, and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 19, 2007 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the vendor based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2008 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of December 29, 2007: (i) we were in compliance with these covenants, (ii) there were no borrowings under our line of credit, (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $28.9 million available for borrowing under the line of credit.

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

Our leases in the U.K. and Ireland typically have terms of 10 to 15 years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are charged quarterly and paid in advance.

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

In fiscal 2008, we expect to spend $25 to $30 million on capital expenditures. Capital spending in fiscal 2007 totaled $37.2 million. Capital spending in fiscal 2007 was primarily for the opening of 50 new stores (39 in North America, 8 in the United Kingdom and 3 in France), and the continued installation and upgrades of central office information technology systems. In fiscal 2007, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million. We anticipate the investment per store in fiscal 2008 will be approximately the same as fiscal 2007.

On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, other investment opportunities, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. As of March 7, 2008, approximately 176,500 shares at an average price of $26.44 per share have been repurchased under this program for an aggregate amount of $4.7 million.

On March 10, 2008, we announced an expanded share repurchase program. Under this expanded share repurchase program, we currently intend to purchase up to $50 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares over the next 12 months, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our credit agreement expires on September 30, 2008.

Off-Balance Sheet Arrangements

The Company holds a minority interest in RidemakerZ, LLC, which is accounted for under the equity method. The Company purchased a call option from a group of other RidemakerZ investors for $150,000 for 1.25 million RidemakerZ common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option is exercisable on April 30, 2008 and expires on April 30, 2012. As of December 29, 2007, the investment in RidemakerZ was approximately $4.3 million, which represented an ownership interest of approximately 20%. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 30% of fully diluted equity in RidemakerZ. See Note 17 – Investment in Affiliate to the Consolidated Financial Statements for additional information.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory, construction commitments related to our new distribution center and obligations associated with building out our stores. The future minimum payments for these obligations as of December 29, 2007 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of December 29, 2007
	Total	2008	2009	2010	2011	2012	Beyond
	(In thousands)
Operating lease obligations	$422,958	$53,927	$55,727	$54,578	$50,957	$46,064	$161,705
Purchase obligations	48,505	48,505	—	—	—	—	—

Total	$471,463	$102,432	$55,727	$54,578	$50,957	$46,064	$161,705

Our total liability for uncertain tax positions under Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement no. 109 (FIN 48) was $1.2 million as of December 29, 2007. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year. See Note 9, Income Taxes to the Consolidated Financial Statements for additional information.

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

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis. Historically, we have not conducted sales whereby we offer significant discounts or markdowns.

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

Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. No long-lived assets were impaired in fiscal 2007, 2006, or 2005. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. This testing requires comparison of the carrying value of the reporting unit to its fair value, and when appropriate, the carrying value of impaired assets is reduced to fair value. Generally, fair value represents discounted projected future cash flows. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. Different assumptions regarding factors such as sales levels, store openings, material cost changes and interest rates could affect such valuations. The 2007 annual impairment test for our reporting units determined that there was no impairment of goodwill in 2007.

Revenue Recognition

Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.

We haves an automated frequent shopper program in the United States, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program replaced the former Buy Stuff®Club. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.

We track redemptions of these various cards and use actual redemption rates by card series and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than semi-annually in order to allow time for more definite trends to emerge.

Based upon an assessment in fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to changes in the Company’s redemption experience.

Based upon an assessment at the end of fiscal 2006, the deferred revenue account was adjusted downward by $3.6 million, effective at the beginning of fiscal 2006, with a corresponding increase to net sales, and a $2.2 million increase in net income. Additionally, the amount of revenue being deferred for future periods has been decreased by 0.6%, to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system.

In 2007, we reduced the estimated liability associated with the former Buy Stuff cards by $0.4 million. Redemptions of Buy Stuff cards were no longer allowed after August 31, 2007. Existing points earned on Buy Stuff cards can be transferred to the new Stuff Fur Stuff club program. Based on the most recent assessment at the end of fiscal 2007, no adjustment was made to the deferral rate.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. We are required to adopt SFAS 157 in the first quarter of 2008. The implementation of SFAS 157 is not expected to have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. We had no borrowings outstanding during fiscal 2007. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules are listed under Item 15(a) and filed as part of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Bear and Chief Financial Bear also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our management, including the Chief Executive Bear and Chief Financial Bear, concluded that our disclosure controls and procedures were effective as of December 29, 2007, the end of the period covered by this annual report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. With the participation of our Chief Executive Bear and our Chief Financial Bear, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.:

We have audited Build-A-Bear Workshop, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

St. Louis, Missouri

March 13, 2008

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management noted that, during the period covered by this report, the Company remediated the material weakness in internal control over financial reporting that was noted in the Company’s report on Form 10-Q/A for the period ended June 29, 2007. The Company’s procedures regarding the calculation of cash flows from foreign subsidiaries with functional currencies other than US Dollars were enhanced to include additional steps, including a reconciliation of the total depreciation and amortization as stated on the statement of cash flows to the total included in the consolidated income statement and calculating the translation of foreign currency additions with respect to property, plant and equipment by month. The Company has also enhanced controls over the reporting of comprehensive income.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 8, 2008 is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of March 7, 2008.

Name	Age	Position(s)
Maxine Clark	59	Chief Executive Bear and Chairman of the Board
Scott Seay	45	President and Chief Operating Bear
Tina Klocke	48	Chief Financial Bear, Treasurer and Secretary
Teresa Kroll	53	Chief Marketing Bear
Paul Bundonis	46	Chief Workshop Bear

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

Barry Erdos served as our President and Chief Operating Officer Bear during the 2006 fiscal year and until January 5, 2007. On January 5, 2007, Mr. Erdos resigned as President and Chief Operating Officer Bear. Also effective on January 5, 2007, Scott Seay was appointed President and Chief Operating Bear.

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

Equity Compensation Plan Information

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	420,881	$16.25	2,313,703
Equity compensation plans not approved by security holders	—	—	—

Total	420,881	$16.25	2,313,703

(1)	The number of securities remaining available for future issuance under equity compensation plans includes 850,584 shares available for issuance under our Associate Stock Purchase Plan (ASPP). Shares sold under our ASPP can be obtained from treasury stock, authorized but unissued shares or open market purchases of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payments,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

March 13, 2008

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 29, 2007	December 30, 2006
ASSETS		(Revised)
Current assets:
Cash and cash equivalents	$66,261	$53,109
Inventories	48,638	50,905
Receivables	7,068	7,389
Prepaid expenses and other current assets	14,624	11,805
Deferred tax assets	3,606	2,388

Total current assets	140,197	125,596

Property and equipment, net	139,841	130,347
Goodwill	42,840	42,327
Other intangible assets, net	4,016	2,260
Investment in affiliate	4,307	604
Other assets, net	8,330	4,036

Total Assets	$339,531	$305,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,044	$45,982
Accrued expenses	15,439	16,301
Gift cards and customer deposits	34,567	28,128
Deferred revenue	8,708	6,454

Total current liabilities	103,758	96,865

Deferred franchise revenue	2,511	2,297
Deferred rent	38,046	34,754
Other liabilities	1,608	811
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at December 29, 2007 and December 30, 2006	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 20,676,357 and 20,537,421 shares, respectively	207	205
Additional paid-in capital	88,388	88,866
Accumulated other comprehensive income	6,314	5,182
Retained earnings	98,699	76,190

Total stockholders’ equity	193,608	170,443

Total Liabilities and Stockholders’ Equity	$339,531	$305,170

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Fiscal Year
	2007	2006	2005
Revenues:
Net retail sales	$468,168	$432,572	$358,901
Franchise fees	3,577	3,521	1,976
Licensing revenue	2,616	979	932

Total revenues	474,361	437,072	361,809

Costs and expenses:
Cost of merchandise sold	259,078	227,509	180,373
Selling, general, and administrative	177,375	158,712	133,921
Store preopening	4,416	3,958	4,812
Interest expense (income), net	(1,531)	(1,530)	(1,710)

Total costs and expenses	439,338	388,649	317,396

Income before income taxes	35,023	48,423	44,413
Income tax expense	12,514	18,933	17,099

Net income	$22,509	$29,490	$27,314

Earnings per common share:
Basic	$1.11	$1.46	$1.38

Diluted	$1.10	$1.44	$1.35

Shares used in computing common per share amounts:
Basic	20,256,847	20,169,814	19,735,067
Diluted	20,448,793	20,468,256	20,229,978

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Notes receivable from officers	Unearned compensation	Total
Balance, January 1, 2005	$196	$77,708	$—	$19,386	$(1,770)	$(10)	$95,510
Interest on notes receivable from officers	—	26	—	—	(26)	—	—
Collection of notes receivable from officers	—	—	—	—	1,645	—	1,645
Shares issued under employee stock plans, net of tax benefit	5	7,525	—	—	—	(1,642)	5,888
Net income	—	—	—	27,314	—	—	27,314

Balance, December 31, 2005	$201	$85,259	$—	$46,700	$(151)	$(1,652)	$130,357
Interest on notes receivable from officers	—	4	—	—	(4)	—	—
Collection of notes receivable from officers	—	—	—	—	155	—	155

Reclassification of unearned compensation upon adoption of SFAS 123R	—	(1,652)	—	—	—	1,652	—

Stock-based compensation	—	2,139	—	—	—	—	2,139
Shares issued under employee stock plans, net of tax benefit	4	3,116	—	—	—	—	3,120

Other comprehensive income	—	—	5,182	—	—	—	5,182
Net income	—	—	—	29,490	—	—	29,490

Balance, December 30, 2006	$205	$88,866	$5,182	$76,190	$—	$—	$170,443
Share repurchase	(2)	(4,668)	—	—	—	—	(4,670)
Stock-based compensation	—	3,078	—	—	—	—	3,078
Shares issued under employee stock plans, net of tax benefit	4	1,112	—	—	—	—	1,116

Other comprehensive income	—	—	1,132	—	—	—	1,132
Net income	—	—		22,509	—	—	22,509

Balance, December 29, 2007	$207	$88,388	$6,314	$98,699	$—	$—	$193,608

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2007	2006	2005
Cash flows from operating activities:
Net income	$22,509	$29,490	$27,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,292	22,394	17,592
Deferred taxes	(2,844)	(1,130)	(2,035)
Tax benefit from stock option exercises	(538)	(1,269)	3,091
Loss on disposal of property and equipment	515	82	526
Stock-based compensation	3,078	2,139	795
Change in assets and liabilities:
Inventories	1,738	(8,368)	(9,366)
Receivables	350	(1,826)	(2,804)
Prepaid expenses and other assets	(3,445)	(1,021)	(1,612)
Accounts payable	(1,025)	3,419	9,229
Accrued expenses and other liabilities	9,744	9,125	11,912

Net cash provided by operating activities	56,374	53,035	54,642

Cash flows from investing activities:
Purchases of property and equipment	(32,101)	(52,577)	(31,083)
Purchases of other assets and other intangible assets	(5,134)	(1,459)	(1,569)
Investment in unconsolidated affiliate	(3,703)	(604)	—
Loan to franchisee	—	—	(4,425)
Purchases of business, net of cash acquired	—	(39,132)	—

Cash flow used in investing activities	(40,938)	(93,772)	(37,077)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	1,080	2,112	4,413
Purchases of Company’s common stock	(4,670)	—	—
Collection of notes receivable from officers	—	155	1,645
Tax benefit from stock option exercises	538	1,270	—

Cash flow (used in) provided by financing activities	(3,052)	3,537	6,058

Effect of exchange rates on cash	768	(641)	—

Net increase (decrease) in cash and cash equivalents	13,152	(37,841)	23,623
Cash and cash equivalents, beginning of period	53,109	90,950	67,327

Cash and cash equivalents, end of period	$66,261	$53,109	$90,950

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$20,593	$18,969	$11,562

Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$501	$141	$2,410

Return of common stock for repayment of note receivable from officer	$—	$155	$—

See accompanying notes to consolidated financial statements.

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. At December 29, 2007, the Company operated 321 stores (unaudited) located in the United States, Canada, the United Kingdom, Ireland and France. The Company was formed in September 1997 and began operations in October 1997. The Company changed to a Delaware C Corporation on April 3, 2000. The Company previously operated as a Missouri Limited Liability Company.

During 2001, the Company and a third party formed Build-A-Bear Entertainment, LLC (BABE) for the purpose of promoting the Build-A-Bear Workshop brand and characters of the Company through certain entertainment media. Prior to February 2003, the Company owned 51% and was the managing member.

During 2002, the Company formed Build-A-Bear Workshop Franchise Holdings, Inc. (Holdings) for the purpose of entering into franchise agreements with companies in foreign countries where Build-A-Bear Workshop, Inc. does not have company-owned stores. Holdings is a wholly-owned subsidiary of the Company. As of December 29, 2007, 53 Build-A-Bear Workshop franchise stores are open and operating in 12 countries (unaudited).

During 2003, the Company formed Build-A-Bear Retail Management, Inc. (BABRM) for the purpose of providing purchasing, legal, information technology, accounting, and other general management services for Build-A-Bear Workshop stores. BABRM is a wholly-owned subsidiary of the Company.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee (the UK Acquisition). During 2006, the Company formed Build-A-Bear Workshop UK Holdings, Ltd (UK Holdings) as the parent company to The Bear Factory and Amsbra. UK Holdings is a wholly-owned subsidiary of Holdings. The results of the acquisition’s operations have been included in the consolidated financial statements since the date of acquisition. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Amsbra operated 11 franchised Build-A-Bear Workshop stores located in the United Kingdom. Upon completion of the acquisition, all of the franchised locations in the United Kingdom became company-owned stores. Also during 2006, the Company formed Build-A-Bear Workshop Ireland and Build-A-Bear Workshop France as wholly-owned subsidiaries of Holdings. Since that time, the Company has opened company-owned stores in both Ireland and France.

During the third fiscal quarter 2007, the Company corrected immaterial errors related to goodwill recorded in connection with the UK Acquisition and related foreign currency translation adjustments. The impact of the error on the December 30, 2006 balance sheet was an increase to goodwill of $5.4 million, an increase to accumulated other comprehensive income of $6.2 million and a decrease in accounts payable of $0.8 million. Previously reported comprehensive income for fiscal 2006 was understated by $4.6 million. There was no impact to fiscal 2006 net income, including earnings per share, or cash flows from operating, investing or financing activities.

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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended December 29, 2007 (fiscal 2007), December 30, 2006 (fiscal 2006), and December 31, 2005 (fiscal 2005). All fiscal years presented included 52 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

(c)	Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term highly liquid investments with an original maturity of three months or less held in both domestic and foreign financial institutions.

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

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has determined that no material allowance for doubtful accounts was necessary at either December 29, 2007 or December 30, 2006.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” goodwill is not subject to amortization. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of the carrying value of the reporting unit to its fair value, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the fourth quarter of 2007, the Company completed its annual impairment test for the Company’s reporting units which determined that there was no impairment of goodwill in 2007.

(i)	Other Intangible Assets

Other intangible assets consist primarily of costs related to trademarks and other intellectual property and key money deposits. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives ranging from one to ten years using the straight-line method. Key money deposits represent amounts paid to a tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant. Key money deposits are amortized to their residual value over the term of the lease.

(j)	Other Assets

Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was $0.4 million, $0.5 million, and $0.3 million for 2007, 2006, and 2005, respectively.

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

Revenues from the sale of gift cards are recognized at the time of redemption. Unredeemed gift cards are included in gift cards and customer deposits on the consolidated balance sheets. The company escheats a portion of unredeemed gift cards according to Delaware escheatment regulations that require remittance of the cost of merchandise portion of unredeemed gift cards over five years old. The difference between the value of gift cards and the amount escheated is recorded as income in the consolidated statement of operations.

The Company has an automated frequent shopper program in the United States, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program replaced the former Buy Stuff®Club. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.

Management tracks redemptions of these various cards and uses actual redemption rates by card series and historical results to estimate how much revenue to defer. Management reviews these redemption rates and assesses the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than semi-annually in order to allow time for more definite trends to emerge.

Based upon an assessment in fiscal 2005, the amount of revenue being deferred was reduced by 0.1% on a prospective basis from its then current level due to changes in the Company’s redemption experience.

Based upon an assessment at the end of fiscal 2006, the deferred revenue account was adjusted downward by $3.6 million,

effective at the beginning of fiscal 2006, with a corresponding increase to net sales, and a $2.2 million increase in net income. Additionally, the amount of revenue being deferred for future periods was decreased by 0.6%, to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system.

In 2007, the Company reduced the estimated liability associated with the former Buy Stuff cards by $0.4 million. Redemptions of Buy Stuff cards were no longer allowed after August 31, 2007. Existing points earned can be transferred to the new Stuff Fur Stuff club program. Based on the most recent assessment at the end of fiscal 2007, no adjustment was made to the deferral rate.

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

(p)	Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include store payroll and related benefits, advertising, credit card fees, and store supplies, as well as central office management payroll and related benefits, costs related to the review of strategic alternatives, travel, information systems, accounting, insurance, legal, and public relations. It also includes depreciation and amortization of central office leasehold improvements, furniture, fixtures, and equipment, as well as amortization of trademarks and intellectual property.

(q)	Store Preopening Expenses

Store preopening expenses, including store set-up, certain labor and hiring costs, and rental charges incurred prior to store openings are expensed as incurred.

(r)	Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period the program takes place. Advertising expense was $35.2 million, $31.0 million, and $27.2 million for fiscal years 2007, 2006 and 2005, respectively.

(s)	Income Taxes

Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48) on December 31, 2006. As a result of the implementation of FIN 48, the Company did not record an adjustment in the liability for unrecognized income tax benefits. The Company recognizes estimated interest and penalties related to uncertain tax positions in income tax expense. See Note 9, Income Taxes for further discussion regarding the adoption of FIN 48.

(t)	Earnings Per Share

Basic earnings per share is determined by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

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

For fiscal 2007 and 2006, selling, general and administrative expense includes $3.0 million ($1.9 million net of tax) and $2.1 million ($1.4 million after tax), respectively, of stock-based compensation expense. Of the fiscal 2006 amount, $0.2 million ($0.2 after tax) is attributable to the Company’s adoption of SFAS 123R. The additional stock-based compensation expense not related to the adoption of SFAS 123R was related to the vesting of restricted stock awards.

As of December 29, 2007, there was $7.2 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 1.75 years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006 (in thousands except per share amounts):

2005
Net income:
As reported	$27,314
Add stock-based employee compensation expense recorded, net of related tax effects	489
Deduct stock-based employee compensation expense under fair value-based method, net of related tax effects	(2,758)

Pro Forma	$25,045

Basic earnings per common share:
As reported	$1.38

Pro forma	$1.27

Diluted earnings per common share:
As reported	$1.35

Pro forma	$1.24

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2005: (a) dividend yield of 0%; (b) expected volatility of 50%; (c) risk-free interest rate of 3.5%; and (d) a weighted average expected life of 6.3 years. The weighted average grant date fair value of options granted during fiscal 2005 was $17.23. There were no new options granted in fiscal 2007 or fiscal 2006. The pro forma disclosures above utilize the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – An Interpretation of APB Opinions No. 15 and 25. Upon adoption of SFAS 123R, the Company made a policy decision that the straight-line expense attribution method would be utilized for all future stock-based compensation awards with graded vesting.

On October 21, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerated vesting of all unvested stock options that were granted prior to March 9, 2005. These options have exercise prices ranging from $20.00 to $34.65 per share. Options to purchase 174,056 shares of the Company’s stock became exercisable on October 21, 2005 as a result of this acceleration, including 71,000 shares held by the Company’s named executive officers. Of these options, 173,056 had exercise prices in excess of the current market value at the time of the acceleration of vesting.

The Compensation Committee’s decision to accelerate the vesting of the options was based upon the issuance of SFAS 123R. The acceleration of the vesting of these stock options enabled the Company to avoid compensation charges related to these options in periods subsequent to the effective date under the provisions of SFAS 123R.

The aggregate compensation expense that would have been recorded subsequent to the adoption of SFAS 123R, but was eliminated as a result of the acceleration of the vesting of these options is approximately $1.8 million ($1.1 million, net of tax). This amount is instead reflected in the above pro forma disclosures for 2005.

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

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates book value at December 29, 2007 and December 30, 2006.

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

Assets and liabilities of the Company’s foreign operations with functional currencies other than the US Dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the years. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

(z)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The implementation of SFAS 157 is not expected to have a material effect on the Company’s financial statements.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$7,750
Property and equipment	6,192
Goodwill	35,641
Intangibles and other assets	1,824

Total assets acquired	51,407
Current liabilities assumed	(9,357)

Total purchase price	$42,050

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

Comprehensive income for fiscal 2007, fiscal 2006 and fiscal 2005 was $23.6 million, $34.7 million and $27.3 million, respectively. Differences between comprehensive income and net income resulted from foreign currency translation adjustments.

(5)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Land	$2,261	$2,261
Furniture and fixtures	39,198	33,938
Computer hardware	21,572	15,649
Building	14,970	14,970
Leasehold improvements	139,917	122,043
Computer software	14,906	12,988
Construction in progress	3,179	2,200

	236,003	204,049
Less accumulated depreciation	96,162	73,702

	$139,841	$130,347

For 2007, 2006, and 2005, depreciation expense was $24.9 million, $20.5 million and $16.4 million, respectively.

(6)	Goodwill

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

UK Acquisition	$37,127
Acquisition costs	1,005
Severance costs	785

38,917
Effect of foreign currency translation	3,410

Balance as of December 30, 2006	$42,327
Purchase price adjustments	(245)
Effect of foreign currency translation	758

Balance as of December 29, 2007	$42,840

There was no tax-deductible goodwill as of December 29, 2007 or December 30, 2006.

(7)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2007	2006
Trademarks, customer relationships and other intellectual property	$8,947	$8,078
Key money deposits	2,198	—
Less accumulated amortization	7,129	5,818

Total, net	$4,016	$2,260

Trademarks and intellectual property are amortized over three to ten years. Amortization expense related to trademarks and intellectual property was $0.9 million, $1.4 million and $0.9 million in 2007, 2006 and 2005, respectively. Estimated amortization expense related to other intangible assets as of December 29, 2007, for each of the years in the subsequent five year period and thereafter is: 2008- $1.1 million; 2009—$0.6 million; 2010—$0.1 million; 2011—-0- and 2012—-0-.

Trademarks and customer relationships acquired in the U.K. Acquisition were $1.1 million at cost.

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2007	2006
Accrued wages, bonuses and related expenses	$3,555	$3,559
Sales tax payable	6,660	5,384
Current income taxes payable	681	6,482
Accrued rent and related expenses	4,543	876

	$15,439	$16,301

(9)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$11,484	$15,660	$15,770
State	1,868	2,156	2,584
Foreign	2,043	2,220	780
Deferred:
Federal	(2,345)	(1,282)	(1,757)
State	(350)	(119)	(278)
Foreign	(186)	298	—

Income tax expense	$12,514	$18,933	$17,099

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2007	2006	2005
Income before income taxes	$35,023	$48,423	$44,413
Statutory federal income tax rate	35%	35%	35%

Income tax expense at statutory federal rate	12,258	16,948	15,545
State income taxes, net of federal tax benefit	987	1,325	1,498
Valuation allowance on net operating loss carryforwards	(181)	435	—
Other items, net	(550)	225	56

Income tax expense	$12,514	$18,933	$17,099

Effective tax rate	35.7%	39.1%	38.5%

Temporary differences that gave rise to deferred income tax assets and liabilities are as follows (in thousands):

	2007	2006
Deferred income tax assets:
Deferred revenue	$4,751	$3,529
Accrued rents	3,734	3,409
Deferred compensation	1,010	829
Intangible assets	1,483	1,283
Stock compensation	181	234
Accrued severance	—	207
Net operating loss carryforwards	254	435
Other	499	223

	11,912	10,149
Less: Valuation allowance	254	435

Total deferred income tax assets	11,658	9,714

Deferred income tax liabilities:
Depreciation	(4,930)	(6,001)
Other	(523)	(389)

Total deferred income tax liabilities	(5,453)	(6,390)

Net deferred income tax asset	$6,205	$3,324

The Company has net operating loss carryforwards in foreign jurisdictions which do not expire. However, it is more likely than not that some portion of the related deferred tax asset will not be realized. Therefore, a valuation allowance of $0.3 million and $0.4 was recorded at December 29, 2007 and December 30, 2006.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48) on December 31, 2006. As a result of the implementation of FIN 48, the Company did not record an adjustment in the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2006	$1,207
Additions based on tax positions related to fiscal 2007	36

Balance as of December 29, 2007	$1,243

The amount of unrecognized tax benefits as of December 30, 2006 included approximately $1.2 million of uncertain tax benefits and other items. As of December 29, 2007 and December 30, 2006, approximately $1.2 million and $1.2 million respectively, of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There is approximately $0.2 million and $0.1 million of accrued interest related to uncertain tax positions as of December 29, 2007 and December 30, 2006, respectively.

The Company’s income before income taxes from domestic and foreign operations (which include the UK, Canada, France and Ireland), are as follows (in thousands):

	2007	2006	2005
Domestic	$30,966	$44,649	$42,733
Foreign	4,057	3,774	1,680

Total	$35,023	$48,423	$44,413

The following tax years remain open in the Company’s major taxing jurisdictions as of December 29, 2007:

U.S. (Federal)	2004 through 2007
U.K.	2006 through 2007
Canada	2004 through 2007
France	2007
Ireland	2007

The Company’s fiscal 2005 federal tax return is currently under audit by the IRS. Management does not believe that this will result in a material adjustment.

No provision has been made for fiscal 2007, fiscal 2006 or fiscal 2005 for U.S. federal income taxes that would be payable if the undistributed earnings of the foreign subsidiaries were distributed to the Company as management has determined that the earnings are permanently reinvested in these foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable at this time.

(10)	Long-Term Debt

On June 19, 2007, the Company amended its previous line of credit with a bank increasing their borrowing capacity from $15 million to $30 million. The amended line of credit has an effective date of June 19, 2007 with a maturity date of September 30, 2008. Borrowings under the amended line of credit (the credit agreement) are not collateralized, but availability under the credit agreement can be limited by the lender based on the Company’s levels of accounts receivable, inventory, and property and equipment. The credit agreement requires the Company to comply with certain financial covenants, including maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. The credit agreement also places certain restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the loan agreement. Borrowings bear interest at the Company’s option of prime minus 1.0% or LIBOR plus 1.5%. There was no outstanding balance under the credit agreement at December 29, 2007 other than a standby letter of credit for $1.1 million. Giving effect to this standby letter of credit, there was $28.9 million available for borrowing under the credit agreement at December 29, 2007.

(11)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores, web fulfillment site, and corporate offices under agreements which expire at various dates through 2023. The majority of leases contain provisions for base rent plus contingent payments based on defined sales. Total office and retail store base rent expense was $45.2 million, $40.5 million and $23.8 million, and contingent rents were $1.8 million, $1.5 million, and $1.8 million for 2007, 2006, and 2005, respectively.

Future minimum lease payments at December 29, 2007, were as follows (in thousands):

2008	$53,927
2009	55,727
2010	54,578
2011	50,957
2012	46,064
Subsequent to 2012	161,705

$422,958

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(12)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):

	2007	2006	2005
Net income	$22,509	$29,490	$27,314

Weighted average number of common shares outstanding	20,256,847	20,169,814	19,735,067

Effect of dilutive securities:
Stock options	141,355	236,316	420,280
Restricted stock	50,591	62,125	74,631

Weighted average number of common shares outstanding—dilutive	20,448,793	20,468,255	20,229,978

Earnings per share:
Basic:	$1.11	$1.46	$1.38

Diluted	$1.10	$1.44	$1.35

In calculating diluted earnings per share for fiscal 2007, options to purchase 137,856 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 328,784 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

In calculating diluted earnings per share for fiscal 2006, options to purchase 166,588 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

In calculating diluted earnings per share for fiscal 2005, options to purchase 173,560 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 51,750 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2005	1,039,408	$6.52
Granted:
Exercise price less than fair market value	218,292	32.73
Exercised	475,970	5.76
Forfeited	13,107	28.87

Outstanding, December 31, 2005	768,623	14.06
Exercised	208,951	7.23
Forfeited	30,472	25.46

Outstanding, December 30, 2006	529,200	16.10
Exercised	74,442	7.48
Forfeited	33,877	33.07

Outstanding, December 29, 2007	420,881	16.25	4.8	$2,006
Options Exercisable As Of:
December 29, 2007	420,881	16.25	4.8	$2,006

The total intrinsic value of options exercised in fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $1.4 million, $4.3 million and $10.5 million, respectively. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 1,463,119 and 1,649,731 at the end of 2007 and 2006, respectively.

(b)	Restricted Stock

The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	82,946	$32.37
Granted	230,702	29.01
Vested	43,122	30.59
Forfeited	43,362	29.27

Outstanding, December 30, 2006	227,164	29.88
Granted	259,622	26.28
Vested	78,430	28.81
Forfeited	29,406	28.25

Outstanding, December 29, 2007	378,950	27.77

On September 19, 2001, the Company issued 40,982 shares of contractually restricted common stock to two officers of the Company in exchange for nonrecourse promissory notes totaling $0.3 million that bear interest at 4.82% per annum. Both principal and interest were due September 2006. On November 24, 2004, the Company collected all outstanding principal and interest related to 20,491 shares of this restricted stock. On September 19, 2006, the Company collected all outstanding principal and interest on the remaining 20,291 shares of this restricted stock. The collection of these funds removed all remaining restrictions from those shares.

In March 2005, the Company granted 51,750 shares of restricted, non-vested stock to certain executives of the Company. The shares vest ratably over a four year period from the date of grant if a certain net income level is achieved by the Company in fiscal 2005 and the executives remain employed by the Company over the vesting period. The executives are entitled to vote these restricted shares and will be eligible for participation in any dividends declared during the vesting period. The net income level required for vesting was achieved in fiscal 2005. Under the provisions of APB Opinion No. 25 and related interpretations, the compensation related to these shares was adjusted to the market value of the Company’s common stock as of December 31, 2005, the date the performance condition was satisfied. During 2005, 1,000 shares of the non-vested stock were forfeited by an executive due to the cessation of the executive’s employment with the Company. In July 2005, 1,000 shares of non-vested stock were issued under the same terms as the March 2005 grant noted above to a new executive who joined the Company. At December 31, 2005, the total fair value of these restricted stock grants was approximately $1.5 million. During fiscal 2005, the Company recorded compensation expense of approximately $0.6 million related to these restricted stock grants. The 51,750 shares of non-vested stock were excluded from the calculation of diluted earnings per share because the achievement of the specified net income level was not known until the end of fiscal 2005. These non-vested shares have been included in the calculation of diluted earnings per share beginning January 1, 2006.

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

During 2006, 195,040 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of 4 years from the grant date at a grant date fair value of $29.14. An additional 28,321 shares of non-vested stock were granted to various members of the Company’s board of directors as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse over a period of one to three year from the grant date. In September 2006, a one time discretionary grant of 4,941 shares of restricted stock were granted to an executive of the Company for continued valued contributions to the Company and vest over a period of one year from the grant date. In May 2006, 2,400 shares of restricted stock were granted to a newly hired employee. The shares vest over a period of four years from the grant date.

During 2007, 200,828 shares of non-vested restricted stock were granted to employees of the Company, including 6,400 shares to employees in the UK. The shares vest over a period of 4 years from the grant date at a grant date fair value of $27.45. Grant date fair value for the UK grant was $27.28. An additional grant of 8,400 shares was made to employees in the UK who were employed at the time of the acquisition, as no grants were made to UK employees in 2006. These shares vest over a period of 3 years from the grant date at a grant date fair value of $27.82. Various members of the Company’s board of directors were granted an additional 26,994 shares of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date. In 2007, discretionary grants of 5,800 shares of restricted stock were granted to several executives of the Company for continued valued contributions to the Company and vest over a period of four years from the grant date. In fiscal 2007, 17,600 shares of restricted stock were granted to newly hired employees. The shares vest over a period of four years from the grant date.

The aggregate unearned compensation expense related to restricted stock was $7.2 million as of December 29, 2007. Based on the vesting provisions of the underlying equity instruments, future compensation expense related to previously issued restricted stock at December 29, 2007 was as follows (in thousands):

2008	$2,911
2009	2,383
2010	1,587
2011	315

$7,196

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

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 30,105 shares at $17.38 per share through the ASPP during fiscal 2007 and 34,488 shares at $20.00 per share during fiscal 2006. The expense recorded related to the ASPP during fiscal 2007 and 2006 was determined using the Black-Scholes option pricing model and the provision of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for fiscal 2007 were: (a) dividend yield of 0%; (b) volatility of 50%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. Prior to the adoption of SFAS 123R, the ASPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations. The assumptions used in the option pricing model for fiscal 2006 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. Prior to the adoption of SFAS 123R, the ASPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.

(14)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2005, 2006 and 2007:

Common Stock
Shares as of January 1, 2005	19,557,784
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	562,871

Shares as of December 31, 2005	20,120,655
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	416,766

Shares as of December 30, 2006	20,537,421
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	315,436
Repurchase of shares	(176,500)

Shares as of December 29, 2007	20,676,357

(15)	Employee Benefit Plans

401(k) Savings Plan

During 2000, the Company established a defined contribution plan that conforms to IRS provisions for 401(k) plans. The Build-A-Bear Workshop, Inc. Employees Savings Trust covers associates who work 1,000 hours or more in a year and have attained age 21. The Company, at the discretion of its board of directors, can provide for a Company match on the first 6% of employee deferrals. For 2007, 2006, and 2005, the Company provided a match of 30% on the first 6% of employee deferrals totaling $0.3 million, in each fiscal year. The Company match vests over a five-year period.

(16)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $2.5 million, $2.7 million and $3.3 million, in 2007, 2006, and 2005, respectively. The total due to this related party as of December 29, 2007 and December 30, 2006 was $-0- and $0.1 million, respectively.

The Company made charitable contributions of $0.8 million, $1.0 million and $0.8 million in 2007, 2006 and 2005, respectively, to charitable foundations controlled by the executive officers of the Company. The total due to the charitable foundations as of December 29, 2007 and December 30, 2006 was $0.1 million and $0.2 million, respectively.

(17)	Investment in Affiliate

The Company holds a minority interest in RidemakerZ, LLC, which is accounted for under the equity method. RidemakerZ is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million is 2007. The Company also entered into a series of agreements whereby the Company agreed to perform advisory and operational support services for RidemakerZ in exchange for additional equity. The Company received $1.2 million in equity in exchange for support services provided in fiscal 2007. The Company also purchased a call option from a group of other RidemakerZ investors for $150,000 for 1.25 million RidemakerZ common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option is exercisable on April 30, 2008 and expires on April 30, 2012. As of December 29, 2007, the investment in RidemakerZ was approximately $4.3 million, which represented an ownership interest of approximately 20%. Due to the structure of the Company’s investment in RidemakerZ, no income or loss allocations were recorded in 2007 or 2006. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 30% of fully diluted equity in RidemakerZ.

As of December 29, 2007 and December 30, 2006, outstanding receivables from RidemakerZ were $0.8 million and $-0-, respectively.

(18)	Major Vendors

Three vendors accounted for approximately 84%, 83%, and 86% of inventory purchases in 2007, 2006, and 2005, respectively.

(19)	Segment Information

The Company’s operations are conducted through three reportable segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of France, Asia, Australia and Africa. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financials statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Fiscal 2005
Net sales to external customers	$358,901	$1,976	$932	$361,809
Net income before income taxes	43,764	119	530	44,413
Capital expenditures	30,987	46	50	31,083
Depreciation and amortization	17,039	552	1	17,592
Fiscal 2006
Net sales to external customers	432,572	3,521	979	437,072
Net income before income taxes	46,161	1,794	468	48,423
Capital expenditures	52,525	34	18	52,577
Depreciation and amortization	21,683	699	12	22,394
Fiscal 2007
Net sales to external customers	468,168	3,577	2,616	474,361
Net income before income taxes	31,032	1,888	2,103	35,023
Capital expenditures	36,902	333	—	37,235
Depreciation and amortization	25,788	493	11	26,292
Total Assets as of:
December 29, 2007	$334,040	$3,671	$1,820	$339,531
December 30, 2006	$294,816	$9,279	$1,075	$305,170

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

	North America (1)	Europe (2)	Other (3)	Total
Fiscal 2005
Net sales to external customers	$359,615	$471	$1,723	$361,809
Property and equipment, net	89,924	—	49	89,973
Fiscal 2006
Net sales to external customers	400,833	32,717	3,522	437,072
Property and equipment, net	115,779	14,549	19	130,347
Fiscal 2007
Net sales to external customers	411,781	59,003	3,577	474,361
Property and equipment, net	120,145	19,687	9	139,841

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, the United Kingdom, Ireland and France

(20)	Subsequent Event

On March 10, 2008, the Company announced a $50 million share repurchase program of outstanding common stock over the next 12 months. The program was authorized by the Company’s board of directors. Purchases may be made in the open market (including through 10b5-1 trading plans), in privately negotiated transactions, or through an accelerated repurchase transaction with the level and timing of activity depending on market conditions, other investment opportunities and other factors. Purchases may be increased, decreased or discontinued at any time without notice.

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

10.5*	Employment, Confidentiality and Noncompete Agreement dated April 13, 2004 between Barry Erdos and the Registrant (incorporated by reference from Exhibit 10.5 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated April 13, 2004 between Barry Erdos and the Registrant (incorporated by reference from Exhibit 10.5.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.5.2*	Separation Agreement and General Release by and between Build-A-Bear Workshop, Inc. and Barry Erdos dated January 5, 2007, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed on January 5, 2007, Exhibit 10.1

10.6*	Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.6.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.7*	Employment, Confidentiality and Noncompete Agreement dated July 9, 2001 between John Burtelow and the Registrant (incorporated by reference from Exhibit 10.7 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.7.1*	First Amendment dated March 28, 2005 to Employment, Confidentiality and Noncompete Agreement dated July 9, 2001 between John Burtelow and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 1, 2005)

10.8*	Employment, Confidentiality and Noncompete Agreement dated as of March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.8 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.8.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.8.2*	Second Amendment to the Employment, Confidentiality, and Non-Compete Agreement between Build-A-Bear Workshop, Inc. and Scott Seay dated January 5, 2007, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed January 5, 2007, Exhibit 10.2

10.9*	Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.9.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.10*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11	Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11.1	Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.11.2	Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed on June 20, 2007, Exhibit 10.1

10.12	Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.13	Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.14*	Restricted Stock Purchase Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.16 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.15*	Secured Promissory Note of Maxine Clark in favor of the Registrant, dated April 3, 2000 (incorporated by reference from Exhibit 10.17 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.16*	Repayment and Stock Pledge Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.18 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.17*	Restricted Stock Purchase Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.22 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.18*	Secured Promissory Note of Tina Klocke in favor of the Registrant, dated September 19, 2001 (incorporated by reference from Exhibit 10.23 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.19*	Repayment and Stock Pledge Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.24 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.20	Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Logistics, Inc., as amended (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.20.1	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2005)

10.20.2†	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.21	Agreement for Logistics Services dated as of February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.26 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.21.1	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated March 22, 2005 (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.21.2	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated May 3, 2005 (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.21.3†	Letter Agreement dated June 7, 2005 amending the Agreement for Logistics Services dated February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.22†	Lease Agreement dated as of June 21, 2001 between the Registrant and Walt Disney World Co. (incorporated by reference from Exhibit 2.1 of our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.23	Amendment and Restatement of Sublease dated as of June 14, 2000 by and between NewSpace, Inc. and the Registrant (incorporated by reference from Exhibit 10.28 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.24	Lease dated May 5, 1997 between Smart Stuff, Inc. and Hycel Partners I, L.P. (incorporated by reference from Exhibit 10.29 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.25	Agreement dated October 16, 2002 between the Registrant and Hycel Properties Co., as amended (incorporated by reference from Exhibit 10.30 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.26	Letter Agreement dated September 30, 2003 between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.30.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.27	Construction Management Agreement dated November 10, 2003 by and between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.31 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.28	Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.29	Lease between 5th Midtown LLC and the Registrant dated July 21, 2004 (incorporated by reference from Exhibit 10.33 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on September 10, 2004, Registration No. 333-118142)

10.30	Exclusive Patent License Agreement dated March 12, 2001 by and between Tonyco, Inc. and the Registrant (incorporated by reference from Exhibit 10.34 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.31	Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.32	Loan Agreement by and between Amsbra, Ltd., as Borrower, and Build-A-Bear Workshop Franchise Holdings, Inc., as Lender, entered into on October 4, 2005 with an effective date of September 26, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 11, 2005)

10.33	Revolving Credit Note by Amsbra, Ltd., as Borrower, in favor of Build-A-Bear Workshop Franchise Holdings, Inc., dated as of September 26, 2005 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 11, 2005)

10.34	Debenture dated October 11, 2005 by and between Amsbra, Ltd. and Build-A-Bear Workshop Franchise Holdings, Inc. (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed on October 11, 2005)

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

10.40*	Employment, Confidentiality, and Non-compete Agreement between Build-a-Bear Workshop, Inc. and Paul Bundonis dated January 16, 2007, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed on January 18, 2007, Exhibit 10.1

10.41	Rules of the Build-A-Bear Workshop, Inc. U.K. Share Option Scheme, incorporated by reference to Build-A-Bear Workshop, Inc. Form 8-K filed on February 9, 2007, Exhibit 10.1

10.42	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 15, 2007)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 12 of the Registrant’s audited consolidated financial statements included herein)

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 30, 2006 (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K)

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 30, 2006)

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 13, 2008	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maxine Clark and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended December 29, 2007 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala	Director	March 13, 2008
Mary Lou Fiala

/s/ James M. Gould	Director	March 13, 2008
James M. Gould

/s/ Louis M. Mucci	Director	March 13, 2008
Louis M. Mucci

/s/ William Reisler	Director	March 13, 2008
William Reisler

/s/ Coleman Peterson	Director	March 13, 2008
Coleman Peterson

/s/ Joan Ryan	Director	March 13, 2008
Joan Ryan

/s/ Maxine Clark	Chief Executive Bear and	March 13, 2008
Maxine Clark	Chairman of the Board (Principal Executive Officer)

/s/ Tina Klocke	Chief Financial Bear, Treasurer	March 13, 2008
Tina Klocke	and Secretary (Principal Financial and Accounting Officer)