Form 10-Q
period 2008-03-29
BUILD A BEAR WORKSHOP INC
filed 2008-05-08
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were 19,626,526 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,176	$66,261
Inventories	49,997	48,638
Receivables	5,995	7,068
Prepaid expenses and other current assets	15,998	14,624
Deferred tax assets	3,905	3,606

Total current assets	117,071	140,197
Property and equipment, net	136,856	139,841
Goodwill	42,934	42,840
Other intangible assets, net	4,217	4,016
Investment in affiliate	4,502	4,307
Other assets, net	7,921	8,330

Total Assets	$313,501	$339,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,679	$45,044
Accrued expenses	17,356	15,439
Gift cards and customer deposits	24,596	34,567
Deferred revenue	8,875	8,708

Total current liabilities	81,506	103,758

Deferred franchise revenue	2,162	2,511
Deferred rent	37,638	38,046
Other liabilities	1,564	1,608
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at March 29, 2008 and December 29, 2007	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,010,666 and 20,676,357 shares, respectively	200	207
Additional paid-in capital	79,715	88,388
Accumulated other comprehensive income	5,624	6,314
Retained earnings	105,092	98,699

Total stockholders’ equity	190,631	193,608

Total Liabilities and Stockholders’ Equity	$313,501	$339,531

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Revenues:
Net retail sales	$121,854	$115,883
Franchise fees	1,249	695
Licensing revenue	704	236

Total revenues	123,807	116,814

Costs and expenses:
Cost of merchandise sold	68,739	62,246
Selling, general and administrative	44,827	41,438
Store preopening	553	688
Interest expense (income), net	(460)	(545)

Total costs and expenses	113,659	103,827

Income before income taxes	10,148	12,987
Income tax expense	3,755	4,922

Net income	$6,393	$8,065

Earnings per common share:
Basic	$0.32	$0.40

Diluted	$0.32	$0.39

Shares used in computing common per share amounts:
Basic	20,150,325	20,281,820
Diluted	20,244,984	20,525,347

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$6,393	$8,065
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,002	6,260
Deferred taxes	(16)	39
Tax benefit from stock option exercises	—	(159)
Loss on disposal of property and equipment	17	10
Stock-based compensation	900	587
Change in assets and liabilities:
Inventories	(1,339)	4,057
Receivables	1,072	1,358
Prepaid expenses and other assets	(1,346)	(2,672)
Accounts payable	(13,272)	(8,704)
Accrued expenses and other liabilities	(9,047)	(9,808)

Net cash used in operating activities	(9,636)	(967)

Cash flows from investing activities:
Purchases of property and equipment	(5,453)	(4,944)
Purchases of other assets and other intangible assets	(259)	(431)
Investment in affiliate	(195)	(213)

Net cash used in investing activities	(5,907)	(5,588)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	—	347
Purchases of Company’s common stock	(8,290)	(4,670)
Tax benefit from stock option exercises	—	159

Net cash used in financing activities	(8,290)	(4,164)

Effect of exchange rates on cash	(1,252)	(15)

Net decrease in cash and cash equivalents	(25,085)	(10,734)
Cash and cash equivalents, beginning of period	66,261	53,109

Cash and cash equivalents, end of period	$41,176	$42,375

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,817	$8,106
Noncash Transactions:
Return of common stock in lieu of tax witholdings and option exercises	$299	$494

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 29, 2007 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 29, 2007 included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2008.

Certain reclassifications were made to prior years’ financial statements to be consistent with the current presentation.

2. Goodwill

Goodwill is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the thirteen weeks ended March 29, 2008 (in thousands):

Balance as of December 29, 2007	$42,840
Effect of foreign currency translation	94

Balance as of March 29, 2008	$42,934

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying values of impaired assets is reduced to fair value. Goodwill will be tested for impairment no later than January 3, 2009.

3. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. In addition, the Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting. On March 20, 2008, the Company entered into long-term incentive plan agreements with certain key executives tied to fiscal year 2008 financial performance. Upon achievement of the performance goals, restricted shares are awarded to the employee but are still subject to restriction for the remainder of the vesting period. Compensation expense is recognized over the performance period plus the vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance restricted shares are awarded. Compensation expense related to these awards was recognized in the 2008 fiscal first quarter, but no shares are included in the dilutive shares, as the performance conditions had not been met at March 29, 2008.

For the thirteen weeks ended March 29, 2008, selling, general and administrative expense includes $0.9 million ($0.6 million after tax) of stock-based compensation expense. For the thirteen weeks ended March 31, 2007, selling, general and administrative expenses includes $0.6 million ($0.4 million after tax) of stock-based compensation expense.

As of March 29, 2008, there was $10.1 million of total unrecognized compensation expense related to nonvested restricted stock awards, including performance-based awards, which is expected to be recognized over a weighted-average period of 1.99 years.

4. Stock Incentive Plans

In 2000, the Company adopted the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan. In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, and, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).

Under the Plans, as amended, up to 3,700,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company. The Plans allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Options granted under the Plans expire no later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of the nonqualified options shall be determined from time to time by the compensation committee of the board of directors (the Committee). The vesting provision of individual awards is at the discretion of the Committee and generally ranges from one to four years.

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirteen weeks ended March 29, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 29, 2007	420,881	$16.25
Granted	—	—
Exercised	—	—
Forfeited	10,490	30.47

Outstanding, March 29, 2008	410,391	$15.89	4.5	$458

Options Exercisable As Of:
March 29, 2008	410,391	$15.89	4.5	$458

No options were exercised in the thirteen weeks ended March 29, 2008. The total intrinsic value of options exercised in the thirteen weeks ended March 31, 2007 was approximately $0.7 million. The Company generally issues new shares to satisfy option exercises.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirteen weeks ended March 29, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, December 29, 2007	378,950	$27.77
Granted	422,010	8.91
Vested	91,390	28.86
Canceled or expired	7,863	28.28

Outstanding, March 29, 2008	701,707	$16.28

The total fair value of shares vested during the thirteen weeks ended March 29, 2008 and March 31, 2007 was $0.9 million and $1.4 million, respectively.

(c) Associate Stock Purchase Plan

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period, or calendar quarter. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 12,566 shares at $7.68 per share through the ASPP during the 2008 first calendar quarter, which ended March 31, 2008. The purchase occurred in the Company’s fiscal 2008 second quarter. The expense recorded related to the ASPP during the thirteen weeks ended March 29, 2008 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen ended March 29, 2008 were: (a) dividend yield of 0%; (b) volatility of 45%; (c) risk-free interest rate of 1.3%; and (d) an expected life of 0.25 years.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Net income	$6,393	$8,065

Weighted average number of common shares outstanding	20,150,325	20,281,820

Effect of dilutive securities:
Stock options	72,157	177,347
Restricted stock	22,502	66,180

Weighted average number of common shares outstanding—dilutive	20,244,984	20,525,347

Earnings per share:
Basic:	$0.32	$0.40

Diluted	$0.32	$0.39

In calculating diluted earnings per share for the thirteen weeks ended March 29, 2008, options to purchase 128,116 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 659,409 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under the provisions of SFAS No. 128, Earnings per Share (SFAS No. 128).

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

6. Comprehensive Income

Comprehensive income for the thirteen weeks ended March 29, 2008 and March 31, 2007 was $5.7 million and $8.1 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Land	$2,261	$2,261
Furniture and fixtures	39,495	39,198
Computer hardware	21,632	21,572
Building	14,970	14,970
Leasehold improvements	140,997	139,917
Computer software	15,196	14,906
Construction in progress	4,866	3,179

	239,417	236,003
Less accumulated depreciation	102,561	96,162

	$136,856	$139,841

8. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). As of March 29, 2008 and December 29, 2007, there were approximately $1.2 million of unrecognized tax benefits. In the next twelve months, management of the Company does not expect any significant changes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2008 and December 29, 2007, there was approximately $0.2 million of accrued interest related to uncertain tax positions.

The Company’s fiscal 2005 federal tax return is currently under audit by the IRS. Management does not believe that this will result in a material adjustment.

9. Segment Information

The Company’s operations are conducted through three reportable segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, France, and other retail delivery operations, including the Company’s web stores and non-traditional store locations such as baseball parks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, Africa, and Australia. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended March 29, 2008
Net sales to external customers	$121,854	$1,249	$704	$123,807
Income before income taxes	8,850	778	520	10,148
Capital expenditures, net	5,594	118	—	5,712
Depreciation and amortization	6,786	214	2	7,002
Thirteen weeks ended March 31, 2007
Net sales to external customers	$115,883	$695	$236	$116,814
Income before income taxes	12,475	334	178	12,987
Capital expenditures, net	4,986	389	—	5,375
Depreciation and amortization	6,135	122	3	6,260
Total Assets as of:
March 29, 2008	$308,797	$2,512	$2,192	$313,501
March 31, 2007	$290,327	$3,730	$1,886	$295,943

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended March 29, 2008
Net sales to external customers	$106,185	$16,373	$1,249	$123,807
Property and equipment, net	116,616	20,234	6	136,856
Thirteen weeks ended March 31, 2007
Net sales to external customers	$105,320	$10,799	$695	$116,814
Property and equipment, net	113,708	15,731	16	129,455

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

10. Investment in Affiliate

The Company holds a minority interest in RidemakerZ, LLC, which is accounted for under the equity method. RidemakerZ is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in 2007. The Company also entered into a series of agreements whereby the Company agreed to perform advisory and operational support services for RidemakerZ in exchange for additional equity. The Company received $0.2 million in equity in exchange for support services provided in the thirteen weeks ended March 29, 2008 and March 31, 2007. The Company also purchased a call option from a group of other RidemakerZ investors for $150,000 for 1.25 million RidemakerZ common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option is exercisable on April 30, 2008 and expires on April 30, 2012. As of March 29, 2008, the investment in RidemakerZ was approximately $4.5 million, which represented an ownership interest of approximately 22%. Due to the structure of the Company’s investment in RidemakerZ, no income or loss allocations were recorded in the thirteen weeks ended March 29, 2008 or March 31, 2007. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 38% of fully diluted equity in RidemakerZ.

As of March 29, 2008 and December 29, 2007, outstanding receivables from RidemakerZ were $1.3 million and $0.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 29, 2007, as filed with the SEC, and the following: we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; general economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory, and the inclusion of France as a Company-owned country; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; we may be unable to realize the anticipated benefits from our company-owned distribution center or our third-party distribution center providers may perform poorly; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; our market share could be adversely affected by a significant, or increased, number of competitors; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; and we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of March 29, 2008, we operated 274 stores in the United States, Canada, and Puerto Rico, 51 stores in the United Kingdom, Ireland and France, and had 52 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as non-traditional store locations in five Major League Baseball® parks, one location in a zoo, one location in a science center and our presence at event-based locations through our mobile store. Seasonal locations, such as ballparks and zoos, and our mobile store are excluded from our store count.

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the Company’s consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations were concessions within department stores which was a format we chose not to continue. In 2007, the Company expanded its Company-owned store base to France, which was previously under a franchise agreement and had one store within a department store in operation that was subsequently closed. The Company is now operating three Company-owned stores in France.

We operate in three reportable segments (retail, international franchising, and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, France, all non-traditional store locations and three e-commerce websites or “webstores”;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

Selected financial data attributable to each segment for the thirteen weeks ended March 29, 2008 and March 31, 2007 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 21.1% for the thirteen weeks ended March 29, 2008 and 24.4% for the thirteen weeks ended March 31, 2007 and consolidated net income as a percentage of total revenues was 5.2% for the thirteen weeks ended March 29, 2008 and 6.9% for the thirteen weeks ended March 31, 2007. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin, resulting primarily from a lack of sales leverage on store occupancy costs. We have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of store supplies and other expenses.

We use comparable store sales as one of the performance measures for our business. Comparable store sales percentage changes are based on net retail sales, excluding our webstore and seasonal and event-based locations. Stores are considered comparable beginning in their thirteenth full month of operation. In the fiscal 2008 first quarter our European operations met the criteria for inclusion in the comparable store sales calculation for the first time. As such, there is no historic comparable store sales data for the European operations. The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
North America	(13.1)%	(6.9)%
Europe	14.5%	—

Consolidated	(10.5)%	(6.9)%

We believe the decline in comparable store sales for the periods presented is primarily attributable to the following factors:

•	Our products are highly discretionary in nature. We believe that the more difficult macroeconomic conditions impacting consumer discretionary spending are impacting our comparable stores sales.

•

We believe the slow down in shopping mall customer traffic during the fiscal 2008 first quarter compared to the same period in fiscal 2007 has impacted the number of new and returning Guests visiting our stores and therefore our comparable store sales.

•

Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children and have, we believe, impacted our comparable store sales.

The Company is addressing the decline in comparable store sales with the following key initiatives:

•	Reduce the number of store openings returning to historical levels of new store growth allowing the Company to focus on existing markets and stores, and on expense savings initiatives.

•

Increase awareness of the Company’s new virtual world website, Buildabearville.com™, a social networking community and interactive play platform that leverages the customer store experience and creates higher brand engagement across both physical and online world platforms.

•

Manage expenses with an emphasis on maintaining store payroll costs, as a percentage of sales, maintaining warehousing and distribution costs, reducing travel expenses and eliminating all non-essential activities and expenses.

•	Enhance communications to the Company’s loyalty program members with improved timing, personalization and incentives to over 4 million active members enrolled in the program.

•	Reallocate marketing spending, focusing on the most effective historical programs as well as shifting media to reflect current consumer and social trends.

•	Further refine our merchandise assortment with an emphasis on product newness and product collectability.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, the United Kingdom, Ireland, and France for the periods presented:

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Beginning of period	321	271
Opened	4	6

End of period	325	277

During fiscal 2008, we anticipate opening approximately 20 Build-A-Bear Workshop stores in the United States and Canada, and five new stores in Europe. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada, approximately 70 to 75 stores in the United Kingdom and Ireland, and approximately 50 stores in France.

We also have store locations for our proprietary “Friends 2B Made” line of make-your-own dolls and related products. As of March 29, 2008, we operated one stand-alone Friends 2B Made store and eight Friends 2B Made stores adjacent to Build-A-Bear Workshop stores in the United States. Other than the one stand-alone store, these Friends 2B Made stores are not included in our store count, but rather are considered expansions of existing Build-A-Bear Workshop stores. We continue to evaluate our business plan and operations with a view to prioritizing initiatives that will allow us to achieve our long-term business goals of delivering sales and earnings growth. As part of our evaluation, we continue to review the long-term potential of this concept.

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks, as well as at temporary locations such as at the NBA All-Star Jam Session. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of March 29, 2008, we had a total of five ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos, and our mobile store are excluded from our store count.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Beginning of period	53	34
Opened	4	4
Closed	(5)	(1)

End of period	52	37

As of March 29, 2008, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 21 countries. We anticipate signing additional master franchise agreements in the future. We expect our franchisees to open 15 to 20 stores in fiscal 2008, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and immaterial rounding:

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Revenues:
Net retail sales	98.4%	99.2%
Franchise fees	1.0	0.6
Licensing revenue	0.6	0.2

Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	56.4	53.7
Selling, general and administrative	36.2	35.5
Store preopening	0.4	0.6
Interest expense (income), net	(0.4)	(0.5)

Total costs and expenses	91.8	88.9

Income before income taxes	8.2	11.1
Income tax expense	3.0	4.2

Net income	5.2%	6.9%

Gross Margin % (2)	43.6%	46.3%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended March 29, 2008 compared to thirteen weeks ended March 31, 2007

Total revenues. Net retail sales increased to $121.8 million for the thirteen weeks ended March 29, 2008 from $115.9 million for the thirteen weeks ended March 31, 2007, an increase of $5.9 million, or 5.1%. Net retail sales for new stores contributed a $13.2 million increase in net retail sales in North America and a $3.8 million increase in Europe. First quarter 2008 consolidated comparable store sales (North American and European operations) declined 10.5%. Comparable stores sales in North America declined $13.4 million or 13.1% compared to a decline of 6.9% in the 2007 first quarter. Comparable stores sales in Europe increased $1.5 million or 14.5% from the same period in the prior year. During the 2008 first quarter, the Company began reporting comparable store sales for European operations for the first time. Sales over the Internet decreased by $0.1 million, or 2.7%. An increase of $0.9 million of other items, including but not limited to the impact of foreign currency translation, deferred revenue adjustment, and decrease in non-store location sales, compared to the prior period also contributed to the increase in net retail sales.

We believe the decline in comparable store sales for the periods presented is primarily attributable to the following factors:

•	Our products are highly discretionary in nature. We believe that the more difficult macroeconomic conditions impacting consumer discretionary spending are impacting our comparable stores sales.

•

We believe the slow down in shopping mall customer traffic during the fiscal 2008 first quarter compared to the same period in fiscal 2007 has impacted the number of new and returning Guests visiting our stores and therefore our comparable store sales.

•

Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children and have, we believe, impacted our comparable store sales.

Revenue from franchise fees increased to $1.2 million for the thirteen weeks ended March 29, 2008 from $0.7 million for the thirteen weeks ended March 31, 2007, an increase of $0.5 million. This increase was primarily due to the addition of new franchise agreements and new franchised stores opened in the past year. Revenue from licensing increased to $0.7 million for the thirteen weeks ended March 29, 2008 from $0.2 million for the thirteen weeks ended March 31, 2007, an increase of $0.5 million. This increase was primarily related to increased licensing activities.

Gross margin. Gross margin decreased to $53.1 million for the thirteen weeks ended March 29, 2008 from $53.6 million for the thirteen weeks ended March 31, 2007, a decrease of $0.5 million, or 0.9%. As a percentage of net retail sales, gross margin declined to 43.6% for the thirteen weeks ended March 29, 2008 from 46.3% for the thirteen weeks ended March 31, 2007, a decrease of 270 basis points as a percentage of net retail sales (“bps”). The decline in gross margin was primarily attributable to a lack of leverage on fixed occupancy costs in the North American operations and partially offset by improved leverage in Europe. Consolidated merchandise margin remained constant as a decline in the North America merchandise margin was offset by stronger margin earned on European sales.

Selling, general and administrative. Selling, general and administrative expenses were $44.8 million for the thirteen weeks ended March 29, 2008 as compared to $41.4 million for the thirteen weeks ended March 31, 2007, an increase of $3.4 million, or 8.2%. As a percentage of total revenues, selling, general and administrative expenses increased to 36.2% for the thirteen weeks ended March 29, 2008 as compared to 35.5% for the thirteen weeks ended March 31, 2007, an increase of 70 bps. The dollar increase was primarily due to having 48 more stores in operation at March 29, 2008 as compared to March 31, 2007. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to increases in stock-based compensation expense, store payroll and costs associated with the review of strategic alternatives. Partially offsetting this increase were modest improvements in the Company’s leverage of expenses in its European operations.

Store preopening. Store preopening expense was $0.6 million for the thirteen weeks ended March 29, 2008 as compared to $0.7 million for the thirteen weeks ended March 31, 2007. The decrease in store preopening for the period was the result of timing of store preopening activities. We expect to open six stores during the fiscal 2008 second quarter as compared to 16 stores opened during the same period in fiscal 2007. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $0.5 million for the thirteen weeks ended March 29, 2008 and March 31, 2007.

Provision for income taxes. The provision for income taxes was $3.8 million for the thirteen weeks ended March 29, 2008 as compared to $4.9 million for the thirteen weeks ended March 31, 2007. The effective tax rate was 37.0% for the thirteen weeks ended March 29, 2008 compared to 37.9% for the thirteen weeks ended March 31, 2007. The decrease in the effective tax rate was primarily attributable to a reduction of valuation allowances on net operating loss carryforwards.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base:

	Thirteen weeks ended March 29, 2008			Thirteen weeks ended March 31, 2007
	North America	Europe	Total	North America	Europe	Total
Net income	$6,537	$(144)	$6,393	$10,296	$(2,231)	$8,065
Income tax expense	3,755	—	3,755	4,922	—	4,922
Interest expense (income)	(341)	(119)	(460)	(545)	—	(545)
Store depreciation and amortization (1)	4,472	812	5,284	4,148	545	4,693
Store preopening expense	335	218	553	513	175	688
General and administrative expense (2)	10,865	294	11,159	10,084	861	10,945
Franchising and licensing contribution (3)	(1,513)	—	(1,513)	(539)	—	(539)
Non-store activity contribution (4)	(241)	(92)	(333)	(1,016)	(8)	(1,024)

Store contribution	$23,869	$969	$24,838	$27,863	$(658)	$27,205

Total revenues	$107,434	$16,373	$123,807	$106,015	$10,799	$116,814
Franchising and licensing revenues	(1,953)	—	(1,953)	(931)	—	(931)
Revenues from non-store activities (4)	(3,698)	(287)	(3,985)	(3,985)	(197)	(4,182)

Store location net retail sales	$101,783	$16,086	$117,869	$101,099	$10,602	$111,701

Store contribution as a percentage of store location net retail sales	23.5%	6.0%	21.1%	27.6%	-6.2%	24.4%

Total net income as a percentage of total revenues	6.1%	-0.9%	5.2%	9.7%	-20.7%	6.9%

(1)	Depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software, included in cost of merchandise sold and depreciation related to the virtual world.
(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(4)	Non-store activities include our webstores, and seasonal and event-based locations.

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

Historically, for North American stores open more than twelve months, seasonality has not been a significant factor in our results of operations, although we cannot assure you that this will continue to be the case. European-based store sales have historically been weighted more heavily in the fourth quarter as compared to North American stores. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2008 fiscal fourth quarter will have 14 weeks.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through cash flow provided by operations, capital generated from the sale and issuance of our securities to private investors and through our initial public offering, and our revolving line of credit.

Operating Activities. Cash used in operating activities was $9.6 million for the thirteen weeks ended March 29, 2008 as compared with cash used in operating activities of $1.0 million for the thirteen weeks ended March 31, 2007, or an increase of $8.6 million. This increase of cash used in operating activities over the year ago period was primarily due to changes in the timing of inventory purchases and the increase in prepaid rent due to new stores in Europe.

Investing Activities. Cash used in investing activities was $5.9 million for the thirteen weeks ended March 29, 2008 as compared to $5.6 million for the thirteen weeks ended March 31, 2007. Cash used in investing activities during the thirteen weeks ended March 29, 2008 and March 31, 2007 primarily relates to new store construction costs.

Financing Activities. Cash used in financing activities was $8.3 million in the thirteen weeks ended March 29, 2008 which consisted of cash spent for the repurchase of the Company’s common stock. Cash flows used in financing activities of $4.2 million for the thirteen weeks ended March 31, 2007 consisted primarily of cash spent for the repurchase of the Company’s common stock partially offset by proceeds from the exercise of stock options and the tax benefit from the exercise of stock options. No borrowings were made under our line of credit in either the thirteen weeks ended March 29, 2008 or the thirteen weeks ended March 31, 2007.

Capital Resources. As of March 29, 2008, we had a cash balance of $41.2 million. We also have a line of credit, which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 19, 2007 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the lender based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2008 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of March 29, 2008, we were in compliance with these covenants. There were no borrowings under our line of credit as of March 29, 2008. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of March 29, 2008. Accordingly, there was approximately $13.9 million available for borrowing under the line of credit as of March 29, 2008.

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

In fiscal 2008, we expect to spend a total of $25 to $30 million on capital expenditures. Capital spending through the thirteen weeks ended March 29, 2008 totaled $5.7 million, on track with our full year plans. Capital spending in fiscal 2008 is primarily for the opening of approximately 25 new stores (20 in North America and 5 in Europe), and the continued installation and upgrades of central office information technology systems. In fiscal 2007, the average investment per new store in North America, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our credit agreement expires on September 30, 2008.

On March 10, 2008, we announced an expanded share repurchase program. Under this expanded share repurchase program, we currently intend to purchase up to $50 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares over the next 12 months, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of March 29, 2008, approximately 1.05 million shares at an average price of $8.21 per share have been repurchased under this program for an aggregate amount of $8.6 million.

Off-Balance Sheet Arrangements

The Company holds a minority interest in RidemakerZ, LLC, which is accounted for under the equity method. The Company purchased a call option from a group of other RidemakerZ investors for $150,000 for 1.25 million RidemakerZ common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option is exercisable on April 30, 2008 and expires on April 30, 2012. As of March 29, 2008, the investment in RidemakerZ was approximately $4.5 million, which represented an ownership interest of approximately 22%. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 38% of fully diluted equity in RidemakerZ. See Note 10 – Investment in Affiliate to the Condensed Consolidated Financial Statements for additional information.

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

Our accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2008, which includes audited consolidated financial statements for our 2007, 2006 and 2005 fiscal years. We have identified certain critical accounting policies which are described below.

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

Goodwill and Other Intangible Assets

Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying values of impaired assets is reduced to fair value. We reviewed our goodwill and other intangible assets as of December 29, 2007 and determined that no impairment existed.

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

New Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the thirteen weeks ended March 29, 2008. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008, the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the Securities and Exchange Commission on March 13, 2008. Furthermore, our current risk factors include potential product recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Dec. 30, 2007 – Jan. 26, 2008 (1)	562	$11.90	—	—
Jan. 27, 2008 – Feb. 23, 2008 (1)	6	$10.92	—	—
Feb. 24, 2008 – Mar. 29, 2008 (1) (2)	1,079,599	$8.23	1,047,300	$36,736,779

Total	1,080,167	$8.23	1,047,300	$36,736,779

(1)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
(2)	On March 10, 2008, we announced an expanded, $50 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.

Item 5. Other Information

(a) The Company adopted a Rule 10b5-1 trading plan on March 18, 2008 with Lehman Brothers Inc. The Company implemented this written trading plan in connection with the increase in its share repurchase program, which was authorized by the Company’s Board of Directors and announced on March 10, 2008.

The Company’s Rule 10b5-1 trading plan allows the Company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. Lehman Brothers will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan.

In addition, during the first quarter of 2008, the Company made various discretionary repurchases of its shares in open-market transactions pursuant to the share repurchase program, as described further under Part II, Item 2 of this Form 10-Q. The Company expects to continue making discretionary repurchases in the open market or in privately negotiated transactions from time to time. The timing and volume of any such share repurchases will be at the discretion of management. In the future, information regarding share repurchases will be available in the Company’s periodic reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission.

In addition, the following individuals maintain Rule 10b5-1 trading plans (each, a “Plan” and together, the “Plans”): (1) Maxine Clark, Chairman and Chief Executive Bear, and (2) Scott Seay, President and Chief Operating Bear.

Chief Executive Bear Maxine Clark’s Plan was adopted under the name of Smart Stuff, Inc. Ms. Clark controls the voting and/or investment power for the shares held by Smart Stuff, Inc, as its president and sole shareholder. Ms. Clark currently owns 2,906,699 shares of the Company (including vested options and the shares she owns through Smart Stuff, Inc.). Ms. Clark’s Plan permits no more than a maximum of 6% of her current share holdings (including vested options) to be sold during the remainder of 2008. Accordingly, Ms. Clark will continue to have a significant ownership interest in the Company.

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

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Form of Restricted Stock Grant Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary