Form 10-Q
period 2008-06-28
BUILD A BEAR WORKSHOP INC
filed 2008-08-06
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008

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

As of August 1, 2008, there were 19,524,730 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,625	$66,261
Inventories	46,763	48,638
Receivables	6,179	7,068
Prepaid expenses and other current assets	19,845	14,624
Deferred tax assets	4,130	3,606

Total current assets	92,542	140,197
Property and equipment, net	138,333	139,841
Goodwill	42,683	42,840
Other intangible assets, net	4,190	4,016
Investment in affiliate	7,267	4,307
Other assets, net	8,853	8,330

Total Assets	$293,868	$339,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,613	$45,044
Accrued expenses	7,284	11,788
Gift cards and customer deposits	22,925	34,567
Deferred revenue	9,239	8,708

Total current liabilities	63,061	100,107

Deferred franchise revenue	2,094	2,511
Deferred rent	44,063	41,697
Other liabilities	1,215	1,608
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at June 28, 2008 and December 29, 2007	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 19,497,110 and 20,676,357 shares, respectively	195	207
Additional paid-in capital	75,930	88,388
Accumulated other comprehensive income	7,009	6,314
Retained earnings	100,301	98,699

Total stockholders’ equity	183,435	193,608

Total Liabilities and Stockholders’ Equity	$293,868	$339,531

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues:
Net retail sales	$93,468	$99,102	$215,322	$214,985
Franchise fees	824	677	2,073	1,372
Licensing revenue	403	604	1,107	840

Total revenues	94,695	100,383	218,502	217,197

Costs and expenses:
Cost of merchandise sold	59,430	57,682	128,169	119,928
Selling, general and administrative	42,174	39,250	87,001	80,688
Store preopening	622	1,369	1,175	2,057
Interest expense (income), net	(179)	(356)	(639)	(901)

Total costs and expenses	102,047	97,945	215,706	201,772

Income (loss) before income taxes	(7,352)	2,438	2,796	15,425
Income tax expense (benefit)	(2,561)	846	1,194	5,768

Net income (loss)	$(4,791)	$1,592	$1,602	$9,657

Earnings (loss) per common share:
Basic	$(0.25)	$0.08	$0.08	$0.48

Diluted	$(0.25)	$0.08	$0.08	$0.47

Shares used in computing common per share amounts:
Basic	18,935,410	20,222,624	19,546,596	20,252,222
Diluted	18,935,410	20,427,858	19,637,956	20,476,603

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Twenty-six weeks ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$1,602	$9,657
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,243	12,625
Deferred taxes	(1,331)	(530)
Tax benefit from stock option exercises	—	(225)
Loss on disposal of property and equipment	74	230
Stock-based compensation	1,841	1,381
Change in assets and liabilities:
Inventories	1,873	(4,750)
Receivables	883	287
Prepaid expenses and other assets	(5,221)	(9,737)
Accounts payable	(19,988)	(5,857)
Accrued expenses and other liabilities	(14,030)	(15,020)

Net cash used in operating activities	(20,054)	(11,939)

Cash flows from investing activities:
Purchases of property and equipment	(13,861)	(14,410)
Purchases of other assets and other intangible assets	(854)	(2,730)
Investment in affiliate	(2,961)	(3,103)

Cash flow used in investing activities	(17,676)	(20,243)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	97	683
Purchases of Company's common stock	(13,418)	(4,670)
Tax benefit from stock option exercises	—	225

Cash flow used in financing activities	(13,321)	(3,762)

Effect of exchange rates on cash	415	40

Net decrease in cash and cash equivalents	(50,636)	(35,904)
Cash and cash equivalents, beginning of period	66,261	53,109

Cash and cash equivalents, end of period	$15,625	$17,205

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,113	$15,633
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$304	$501

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

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

2. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. In addition, the Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting. On March 20, 2008, the Company entered into long-term incentive plan agreements with certain key executives tied to fiscal year 2008 financial performance. Upon achievement of the performance goals, restricted shares are awarded to the employee but are still subject to restriction for the remainder of the vesting period. Compensation expense is recognized over the performance period plus the vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance restricted shares are awarded. As of June 28, 2008, these awards were not expected to vest; accordingly, no compensation expense related to these awards was recognized in the twenty-six weeks ended June 28, 2008 and no shares related to these awards are included in the dilutive shares as of June 28, 2008.

For the thirteen and twenty-six weeks ended June 28, 2008, selling, general and administrative expense includes $0.9 million ($0.6 million after tax) and $1.8 million ($1.1 million after tax), respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended June 30, 2007, selling, general and administrative expenses includes $0.8 million ($0.5 million after tax) and $1.4 million ($0.9 million after tax), respectively, of stock-based compensation expense.

As of June 28, 2008, there was $8.4 million of total unrecognized compensation expense related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.8 years.

3. Stock Incentive Plans

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the twenty-six weeks ended June 28, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 29, 2007	420,881	$16.25
Granted	—	—
Exercised	—	—
Forfeited	51,708	$15.65

Outstanding, June 28, 2008	369,173	$16.34	4.6	$281

Options Exercisable As Of:
June 28, 2008	369,173	$16.34	4.6	$281

No options were exercised in the twenty-six weeks ended June 28, 2008. The total intrinsic value of options exercised in the twenty-six weeks ended June 30, 2007 was approximately $1.2 million. The Company generally issues new shares to satisfy option exercises.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the twenty-six weeks ended June 28, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, December 29, 2007	378,950	$27.77
Granted	425,406	8.91
Vested	99,645	28.80
Canceled or expired	15,686	21.49

Outstanding, June 28, 2008	689,025	$16.12

The total fair value of shares vested during the twenty-six weeks ended June 28, 2008 and June 30, 2007 was $1.0 million and $1.4 million, respectively.

(c) Associate Stock Purchase Plan

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period, or calendar quarter. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 13,880 shares at $6.36 per share through the ASPP during the 2008 second calendar quarter, which ended June 30, 2008. The purchase occurred in the Company’s fiscal 2008 third quarter. The expense recorded related to the ASPP during the thirteen weeks ended June 28, 2008 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen weeks ended June 28, 2008 were: (a) dividend yield of 0%; (b) volatility of 45%; (c) risk-free interest rate of 1.68%; and (d) an expected life of 0.25 years.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income (loss)	$(4,791)	$1,592	$1,602	$9,657

Weighted average number of common shares outstanding	18,935,410	20,222,624	19,546,596	20,252,222

Effect of dilutive securities:
Stock options	—	163,670	53,852	170,509
Restricted stock	—	41,564	37,508	53,872

Weighted average number of common shares—dilutive	18,935,410	20,427,858	19,637,956	20,476,603

Earnings (loss) per share:
Basic	$(0.25)	$0.08	$0.08	$0.48

Diluted	$(0.25)	$0.08	$0.08	$0.47

In calculating diluted earnings (loss) per share for the thirteen weeks ended June 28, 2008, options to purchase 369,173 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings (loss) per share due to their anti-dilutive effect. An additional 689,025 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share for the thirteen weeks ended June 28, 2008 due to their anti-dilutive effect under the provisions of SFAS No. 128, Earnings per Share (SFAS No. 128). In calculating diluted earnings per share for the twenty-six weeks ended June 28, 2008, options to purchase 173,282 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 237,312 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share for the thirteen weeks ended June 28, 2008 due to their anti-dilutive effect under the provisions of SFAS No. 128.

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

5. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (FIN 48). As of June 28, 2008 and December 29, 2007, the Company had approximately $1.2 million of unrecognized tax benefits. In the next twelve months, Company management does not expect any significant changes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 28, 2008 and December 29, 2007, there was approximately $0.2 million of accrued interest related to uncertain tax positions.

The Internal Revenue Service audit of the Company’s fiscal 2005 federal tax return has been completed. No adjustments to taxable income were required.

6. Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen weeks ended June 28, 2008 and June 30, 2007 was $(3.4) million and $3.1 million, respectively, and for the twenty-six week period ended June 28, 2008 and June 30, 2007 was $2.3 million and $11.2 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.

7. Segment Information

The Company’s operations are conducted through three reportable segments consisting of retail, international franchising and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, France, and other retail delivery operations, including the Company’s webstores and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of France), Asia, Africa, and Australia. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. These operating segments represent the basis on which the Company’s chief operating decision-maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended June 28, 2008
Net sales to external customers	$93,468	$824	$403	$94,695
Income (loss) before income taxes	(8,045)	429	264	(7,352)
Capital expenditures, net	8,571	432	—	9,003
Depreciation and amortization	7,071	168	2	7,241
Thirteen weeks ended June 30, 2007
Net sales to external customers	$99,102	$677	$604	$100,383
Income before income taxes	1,877	88	473	2,438
Capital expenditures, net	11,708	57	—	11,765
Depreciation and amortization	6,240	122	3	6,365
Twenty-six weeks ended June 28, 2008
Net sales to external customers	$215,322	$2,073	$1,107	$218,502
Income before income taxes	804	1,207	785	2,796
Capital expenditures, net	14,165	550	—	14,715
Depreciation and amortization	13,857	382	4	14,243
Twenty-six weeks ended June 30, 2007
Net sales to external customers	$214,985	$1,372	$840	$217,197
Income before income taxes	14,352	422	651	15,425
Capital expenditures, net	16,693	447	—	17,140
Depreciation and amortization	12,376	244	5	12,625
Total Assets as of:
June 28, 2008	$288,108	$3,441	$2,319	$293,868
December 29, 2007	$334,040	$3,671	$1,820	$339,531

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended June 28, 2008
Net sales to external customers	$78,603	$15,268	$824	$94,695
Property and equipment, net	117,781	20,548	4	138,333
Thirteen weeks ended June 30, 2007
Net sales to external customers	$88,732	$10,973	$678	$100,383
Property and equipment, net	116,219	16,769	14	133,002
Twenty-six weeks ended June 28, 2008
Net sales to external customers	$184,788	$31,641	$2,073	$218,502
Property and equipment, net	117,781	20,548	4	138,333
Twenty-six weeks ended June 30, 2007
Net sales to external customers	$194,052	$21,772	$1,373	$217,197
Property and equipment, net	116,219	16,769	14	133,002

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

8. Investment in Affiliate

The Company holds a minority interest in RidemakerZ, LLC, which is accounted for under the equity method. RidemakerZ is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in 2007 and $2.5 million in 2008. The Company has also entered into a series of agreements whereby the Company has agreed to perform advisory and operational support services for RidemakerZ in exchange for additional equity. For the thirteen and twenty-six weeks ended June 28, 2008, the Company received $0.3 million and $0.5 million, respectively, in equity in exchange for support services provided. For the thirteen and twenty-six weeks ended June 30, 2007, the Company received $0.4 million and $0.6 million, respectively, in equity in exchange for support services provided. In 2007, the Company also purchased a call option from a group of other RidemakerZ investors for $150,000 for 1.25 million RidemakerZ common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. As of June 28, 2008, the investment in RidemakerZ was approximately $7.3 million, which represented an ownership interest of approximately 21%. Due to the structure of the Company’s investment in RidemakerZ, no income or loss allocations were recorded in the thirteen or twenty-six weeks ended June 28, 2008 or June 30, 2007. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 34% of fully diluted equity in RidemakerZ.

As of June 28, 2008 and December 29, 2007, outstanding receivables from RidemakerZ were $0.6 million and $0.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 29, 2007, as filed with the SEC, and the following: we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate sufficient comparable store sales; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; high petroleum products prices could continue to increase our inventory transportation costs and adversely affect our profitability; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory, and the inclusion of France as a Company-owned country; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; we may be unable to realize the anticipated benefits from our company-owned distribution center or our third-party distribution center providers may perform poorly; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; our market share could be adversely affected by a significant, or increased, number of competitors; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; and we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 28, 2008, we operated 278 stores in the United States, Canada, and Puerto Rico, 52 stores in the United Kingdom, Ireland and France, and had 58 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our multiple websites, which simulates our interactive shopping experience, as well as non-traditional store locations in five Major League Baseball® ballparks, one location in a zoo and one location in a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the Company’s consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. In 2007, the Company expanded its Company-owned store base to France, which was previously under a franchise agreement and had one store within a department store in operation that was subsequently closed. The Company currently operates three Company-owned stores in France.

We operate in three reportable segments (retail, international franchising, and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, France, all non-traditional store locations and multiple e-commerce websites or “webstores”;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 16.0% for the twenty-six weeks ended June 28, 2008 and 21.9% for the twenty-six weeks ended June 30, 2007 and consolidated net income as a percentage of total revenues was 0.7% for the twenty-six weeks ended June 28, 2008 and 4.4% for the twenty-six weeks ended June 30, 2007. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin, resulting primarily from a lack of sales leverage on store occupancy, and increased marketing costs. We have maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and continued expense management through labor planning and the monitoring of warehousing and distribution costs, store supplies, travel and other expenses.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	June 30, 2007	June 29, 2008	June 30, 2007
North America	(20.5)%	(9.4)%	(16.5)%	(8.1)%
Europe	2.2%	—	8.3%	—

Consolidated	(17.9)%	(9.4)%	(13.9)%	(8.1)%

We believe the decline in comparable store sales was attributed primarily to the following factors:

•

Our products are highly discretionary in nature. We believe that the more difficult macroeconomic conditions, including higher fuel costs as compared to last year, impacting consumer discretionary spending are impacting our comparable store sales.

•

We believe the lack of growth in shopping mall customer traffic during the fiscal 2008 second quarter compared to the same period in fiscal 2007 has impacted the number of new and returning Guests visiting our stores and therefore our comparable store sales.

•

Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children and have, we believe, impacted our comparable store sales.

The Company is addressing the decline in comparable store sales with the following key initiatives:

•

Understanding that today our customers are more value oriented in their discretionary purchase decisions, we are developing new marketing programs and enhancing existing programs to emphasize the value our products and combined store and virtual world experiences offer our Guests. Accordingly, we are reallocating marketing spending, focusing on the most effective historical programs as well as shifting media to reflect current consumer and social trends.

•

We are further refining our merchandise assortment with an emphasis on product newness, collectability and relevance to popular culture, particularly focusing on our tween Guest with merchandise such as High School Musical™ and Hannah Montana™.

•

Increasing awareness of the Company’s new virtual world website, Buildabearville.com™, a social networking community and interactive play platform that leverages the customer store experience and creates higher brand engagement across both physical and online world platforms.

•	Enhancing communications to the Company’s loyalty program members with improved timing, personalization and incentives to over 4 million active members enrolled in the program.

•	Managing expenses with an emphasis on store payroll costs as a percentage of sales, warehousing and distribution costs, travel expenses and non-essential activities and expenses.

•

Reducing the number of new store openings, from 50 in 2007 to 25 in 2008 and to six new planned stores in 2009 which we believe will allow the Company to take a highly strategic approach to new store openings and to focus on existing markets and stores.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, Puerto Rico (collectively, “North America”), the United Kingdom, Ireland, and France (collectively, “Europe”) for the periods presented:

	Twenty-six weeks ended
	June 28, 2008	June 30, 2007
Beginning of period	321	271
Opened	9	22

End of period	330	293

During fiscal 2008, we anticipate opening approximately 20 Build-A-Bear Workshop stores in North America and five new stores in Europe. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in North America, approximately 70 to 75 stores in the United Kingdom and Ireland, and approximately 50 stores in France.

We also have store locations for our proprietary “Friends 2B Made” line of make-your-own dolls and related products. As of June 28, 2008, we operated one stand-alone Friends 2B Made store and eight Friends 2B Made stores adjacent to Build-A-Bear Workshop stores in the United States. Other than the one stand-alone store, these Friends 2B Made stores are not included in our store count, but rather are considered expansions of existing Build-A-Bear Workshop stores. We continue to evaluate our business plan and operations with a view to prioritizing initiatives that will allow us to achieve our long-term business goals of delivering sales and earnings growth. As part of our evaluation, we continue to review the long-term potential of this concept.

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of June 28, 2008, we had a total of five ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Twenty-six weeks ended
	June 28, 2008	June 30, 2007
Beginning of period	53	34
Opened	10	9
Closed	(5)	(2)

End of period	58	41

As of June 28, 2008, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 20 countries. We anticipate signing additional master franchise agreements in the future. We expect our franchisees to open approximately 14 stores in fiscal 2008, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues:
Net retail sales	98.7	98.7	98.5	99.0
Franchise fees	0.9	0.7	0.9	0.6
Licensing revenue	0.4	0.6	0.5	0.4

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	63.6	58.2	59.5	55.8
Selling, general and administrative	44.5	39.1	39.8	37.1
Store preopening	0.7	1.4	0.5	0.9
Interest expense (income), net	(0.2)	(0.4)	(0.3)	(0.4)

Total costs and expenses	107.8	97.6	98.7	92.9

Income (loss) before income taxes	(7.8)	2.4	1.3	7.1
Income tax (benefit) expense	(2.7)	0.8	0.5	2.7

Net income (loss)	(5.1)	1.6	0.7	4.4

Gross Margin % (2)	36.4%	41.8%	40.5%	44.2%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended June 28, 2008 compared to thirteen weeks ended June 30, 2007

Total revenues. Net retail sales decreased to $93.5 million for the thirteen weeks ended June 28, 2008 from $99.1 million for the thirteen weeks ended June 30, 2007, a decrease of $5.6 million, or 5.7%. Net retail sales for new stores contributed a $7.6 million increase in net retail sales in North America and a $3.8 million increase in Europe. For the thirteen weeks ended June 28, 2008, consolidated comparable store sales (North America and Europe) declined 17.9%. Comparable store sales in North America declined $17.1 million or 20.5%, while comparable store sales in Europe increased by $0.2 million or 2.2%. A decrease of $0.1 million of other items, including, but not limited to, the impact of foreign currency translation, a decrease in non-store location sales, a decrease in webstore sales and an increase in deferred revenue also contributed to the change in net retail sales.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•

Our products are highly discretionary in nature. We believe that the more difficult macroeconomic conditions, including higher fuel costs as compared to last year, impacting consumer discretionary spending are impacting our comparable store sales.

•

We believe the lack of growth in shopping mall customer traffic during the fiscal 2008 second quarter compared to the same period in fiscal 2007 has impacted the number of new and returning Guests visiting our stores and therefore our comparable store sales.

•

Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children and have, we believe, impacted our comparable store sales.

•	A shift in the timing of the Easter holiday and associated school vacations. In 2007 Easter sales were included in the second quarter; in 2008 Easter sales were included in the first quarter.

Revenue from franchise fees increased to $0.8 million for the thirteen weeks ended June 28, 2008 from $0.7 million for the thirteen weeks ended June 30, 2007, an increase of $0.1 million. This increase was primarily due to the addition of new franchise agreements and new franchised stores opened in the past year. Revenue from licensing decreased to $0.4 million for the thirteen weeks ended June 28, 2008 from $0.6 million for the thirteen weeks ended June 30, 2007, a decrease of $0.2 million. This decrease was primarily related to the timing of licensing activities.

Gross margin. Gross margin decreased to $34.0 million for the thirteen weeks ended June 28, 2008 from $41.4 million for the thirteen weeks ended June 30, 2007, a decrease of $7.4 million, or 17.9%. As a percentage of net retail sales, gross margin decreased to 36.4% for the thirteen weeks ended June 28, 2008 from 41.8% for the thirteen weeks ended June 30, 2007, a decrease of 540 basis points as a percentage of net retail sales (“bps”). This decrease resulted primarily from reduced sales leverage on store occupancy costs in North America partially offset by improved sales leverage on store occupancy costs in Europe and a slight improvement in consolidated merchandise margin. Consolidated distribution and warehousing costs as a percent of net retail sales increased as an increase in North America, driven by higher fuel costs, was partially offset by improved European cost trends.

Selling, general and administrative. Selling, general and administrative expenses were $42.2 million for the thirteen weeks ended June 28, 2008 as compared to $39.3 million for the thirteen weeks ended June 30, 2007, an increase of $2.9 million, or 7.4%. As a percentage of total revenues, selling, general and administrative expenses increased to 44.5% for the thirteen weeks ended June 28, 2008 as compared to 39.1% for the thirteen weeks ended June 30, 2007, an increase of 540 bps. The dollar increase was primarily due to having 37 more stores in operation at June 28, 2008 as compared to June 30, 2007 as well as increases in marketing expenditures and expenses associated with maintaining multiple websites, including the new social networking site, buildabearville.comTM. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to decreased sales leverage on salaries and marketing as well as costs associated with buildabearville.com, launched in December 2007. Partially offsetting these increases were improved sales leverage on expenses in European operations.

Store preopening. Store preopening expense was $0.6 million for the thirteen weeks ended June 28, 2008 as compared to $1.4 million for the thirteen weeks ended June 30, 2007. The decrease in store preopening for the period was the result of timing of store preopening activities. We expect to open 11 stores during the fiscal 2008 third quarter as compared to 16 stores opened during the same period in fiscal 2007. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $0.2 million for the thirteen weeks ended June 28, 2008 as compared to $0.4 million for the thirteen weeks ended June 30, 2007. This decrease was due to lower cash balances and lower interest rates in the fiscal 2008 second quarter as compared to the fiscal 2007 second quarter.

Provision for income taxes. The income tax benefit was $2.6 million for the thirteen weeks ended June 28, 2008 as compared to income tax expense of $0.8 million for the thirteen weeks ended June 30, 2007. The effective tax rate was 34.8% for the thirteen weeks ended June 28, 2008 compared to 34.7% for the thirteen weeks ended June 30, 2007. We expect the effective tax rate for full year 2008 to be approximately 37-38% compared to 35.7% in fiscal year 2007.

Twenty-six weeks ended June 28, 2008 compared to twenty-six weeks ended June 30, 2007

Total revenues. Net retail sales increased to $215.3 million for the twenty-six weeks ended June 28, 2008 from $215.0 million for the twenty-six weeks ended June 30, 2007, an increase of $0.3 million, or 0.1%. Net retail sales for new stores contributed a $20.8 million increase in net retail sales in North America and a $7.6 million increase in Europe. For the twenty-six weeks ended June 28, 2008, consolidated comparable store sales (North America and Europe) declined 13.9%. Comparable store sales in North America declined $30.5 million or 16.5%, while comparable store sales in Europe increased by $1.8 million or 8.3%. An increase of $0.6 million of other items, including, but not limited to, the impact of foreign currency translation, a decrease in non-store location sales, a decrease in webstore sales and an increase in deferred revenue also contributed to the change in net retail sales.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•

Our products are highly discretionary in nature. We believe that the more difficult macroeconomic conditions, including higher fuel costs as compared to last year, impacting consumer discretionary spending are impacting our comparable stores sales.

•

We believe that the lack of growth in shopping mall customer traffic during the fiscal 2008 second quarter compared to the same period in fiscal 2007 has impacted the number of new and returning Guests visiting our stores and therefore our comparable store sales.

•

Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children and have, we believe, impacted our comparable store sales.

Revenue from franchise fees increased to $2.1 million for the twenty-six weeks ended June 28, 2008 from $1.4 million for the twenty-six weeks ended June 30, 2007, an increase of $0.7 million. This increase was primarily due to the addition of new franchisee agreements and new franchised stores opened in the past year. Revenue from licensing increased to $1.1 million for the twenty-six weeks ended June 28, 2008 from $0.8 million for the twenty-six weeks ended June 30, 2007, an increase of $0.3 million. This increase was primarily related to increased licensing activities.

Gross margin. Gross margin decreased to $87.2 million for the twenty-six weeks ended June 28, 2008 from $95.1 million for the twenty-six weeks ended June 30, 2007, a decrease of $7.9 million, or 8.3%. As a percentage of net retail sales, gross margin decreased to 40.5% for the twenty-six weeks ended June 28, 2008 from 44.2% for the twenty-six weeks ended June 30, 2007, a decrease of 370 bps. This decrease resulted primarily from a lack of sales leverage on store occupancy costs in North America partially offset by improved sales leverage on store occupancy costs in Europe.

Selling, general and administrative. Selling, general and administrative expenses were $87.0 million for the twenty-six weeks ended June 28, 2008 as compared to $80.7 million for the twenty-six weeks ended June 30, 2007, an increase of $6.3 million, or 7.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 39.8% for the twenty-six weeks ended June 28, 2008 as compared to 37.1% for the twenty-six weeks ended June 30, 2007, an increase of 270 bps. The dollar increase was primarily due to having 37 more stores in operation at June 28, 2008 as compared to June 30, 2007 and the costs associated with maintaining multiple websites, including the new social networking site, buildabearville.comTM. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to a decrease in sales leverage on salaries and costs associated with buildabearville.com, launched in December 2007. Partially offsetting this increase was improved sales leverage on expenses in European operations.

Store preopening. Store preopening expense was $1.2 million for the twenty-six weeks ended June 28, 2008 as compared to $2.1 million for the twenty-six weeks ended June 30, 2007. We expect to open 25 stores during fiscal 2008 as compared to 50 stores opened in fiscal 2007. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $0.6 million for the twenty-six weeks ended June 28, 2008 as compared to $0.9 million for the twenty-six weeks ended June 30, 2007. This decrease was due to lower cash balances and lower interest rates in fiscal 2008 period as compared to fiscal 2007 period.

Provision for income taxes. The provision for income taxes was $1.2 million for the twenty-six weeks ended June 28, 2008 as compared to $5.8 million for the twenty-six weeks ended June 30, 2007. The effective tax rate was 42.7% for the twenty-six weeks ended June 28, 2008 and 37.4% for the twenty-six weeks ended June 30, 2007. The increase in the effective tax rate is attributable to losses in a foreign jurisdiction for which no tax benefit may be recognized, as these anticipated losses are excluded from our full year tax rate calculation. We expect the effective tax rate for full year 2008 to be approximately 37-38% compared to 35.7% in fiscal year 2007.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base:

	Twenty-six weeks ended June 28, 2008			Twenty-six weeks ended June 30, 2007
	North America	Europe	Total	North America	Europe	Total
Net income	$2,714	$(1,112)	$1,602	$13,593	$(3,936)	$9,657
Income tax expense	1,364	(170)	1,194	5,768	—	5,768
Interest expense (income)	(439)	(200)	(639)	(901)	—	(901)
Store depreciation and amortization (1)	8,987	1,675	10,662	8,391	1,165	9,556
Store preopening expense	893	282	1,175	1,798	259	2,057
General and administrative expense (2)	21,323	1,419	22,742	19,915	1,872	21,787
Franchising and licensing contribution (3)	(2,378)	—	(2,378)	(922)	—	(922)
Non-store activity contribution (4)	(968)	(211)	(1,179)	(1,670)	(102)	(1,772)

Store contribution	$31,496	$1,683	$33,179	$45,972	$(742)	$45,230

Total revenues	$186,861	$31,641	$218,502	$195,424	$21,773	$217,197
Franchising and licensing revenues	(3,180)	—	(3,180)	(2,212)	—	(2,212)
Revenues from non-store activities (4)	(7,143)	(547)	(7,690)	(7,716)	(385)	(8,101)

Store location net retail sales	$176,538	$31,094	$207,632	$185,496	$21,388	$206,884

Store contribution as a percentage of store location net retail sales	17.8%	5.4%	16.0%	24.8%	-3.5%	21.9%

Total net income as a percentage of total revenues	1.5%	-3.5%	0.7%	7.0%	-18.1%	4.4%

(1)	Depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software, included in cost of merchandise sold and depreciation related to the virtual world.
(2)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(3)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(4)	Non-store activities include our webstores and seasonal and event-based locations.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems, including website enhancements and maintenance and working capital. Historically, we have met these requirements through cash flow provided by operations, capital generated from the sale and issuance of our securities to private investors and through our initial public offering, and our revolving line of credit.

Operating Activities. Cash used in operating activities was $20.1 million for the twenty-six weeks ended June 28, 2008 as compared with cash used in operating activities of $11.9 million for the twenty-six weeks ended June 30, 2007, or an increase of $8.2 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. In 2008, the increase in cash used in operating activities, as compared to 2007, was primarily due to a decline in net income driven by lower second quarter sales. In the 2008 period, the change in operating assets and liabilities was driven by decreases in accounts payable and offsetting decreases in inventory, primarily attributable to a lower volume of inventory purchases and more consistent flow of inventory purchases as compared to the year ago period. In the 2007 period, the change in operating assets and liabilities was driven by the increase in prepaid rent due to new stores in the UK, partially offset by the timing of cash received for tenant allowances on new stores.

Investing Activities. Cash used in investing activities was $17.7 million for the thirteen weeks ended June 28, 2008 as compared to $20.2 million for the twenty-six weeks ended June 30, 2007. Cash used in investing activities during the twenty-six weeks ended June 28, 2008 and June 30, 2007 primarily relates to new store construction costs and additional investment in RidemakerZ.

Financing Activities. Cash used in financing activities was $13.3 million in the twenty-six weeks ended June 28, 2008 which consisted primarily of cash spent for repurchases of the Company’s common stock. Cash flows used in financing activities of $3.8 million for the twenty-six weeks ended June 30, 2007 consisted primarily of cash spent for the repurchase of the Company’s common stock partially offset by proceeds from the exercise of stock options and the tax benefit from the exercise of stock options. No borrowings were made under our line of credit in either the twenty-six weeks ended June 28, 2008 or the twenty-six weeks ended June 30, 2007.

Capital Resources. As of June 28, 2008, we had a cash balance of $15.6 million held in both domestic and foreign financial institutions. We also have a line of credit which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective June 19, 2007 to include a seasonal overline from July 1 to December 31 each year during which the line availability increases from $15 million to $30 million. Borrowings under the credit agreement are not collateralized, but availability under the credit agreement can be limited by the lender based on our level of accounts receivable, inventory, and property and equipment. The credit agreement expires on September 30, 2008 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.5%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of June 28, 2008, we were in compliance with these covenants. There were no borrowings under our line of credit as of June 28, 2008. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of June 28, 2008. Accordingly, there was approximately $13.9 million available for borrowing under the line of credit as of June 28, 2008.

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

In fiscal 2008, we expect to spend approximately $25 million on capital expenditures. Capital spending through the twenty-six weeks ended June 28, 2008 totaled $14.7 million, on track with our full year plans. Capital spending in fiscal 2008 is primarily for the opening of approximately 25 new stores (20 in North America and 5 in Europe), and the continued installation and upgrades of central office information technology systems. In fiscal 2007, the average investment per new store in North America, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our credit agreement expires on September 30, 2008.

On March 10, 2008, we announced an expanded share repurchase program. Under this expanded share repurchase program, we currently intend to purchase up to $50 million of our common stock in the open market (including though 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares over the next 12 months, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of June 28, 2008, approximately 1.6 million shares at an average price of $8.56 per share have been repurchased under this program for an aggregate amount of $13.4 million.

Off-Balance Sheet Arrangements

The Company holds a minority interest in RidemakerZ, LLC, which is accounted for under the equity method. The Company purchased a call option from a group of other RidemakerZ investors for $150,000 for 1.25 million RidemakerZ common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. As of June 28, 2008, the investment in RidemakerZ was approximately $7.3 million, which represented an ownership interest of approximately 21%. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 34% of fully diluted equity in RidemakerZ. See Note 7 – Investment in Affiliate to the Condensed Consolidated Financial Statements for additional information.

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

In 2007, we reduced the estimated liability associated with the former Buy Stuff cards by $0.4 million. Redemptions of Buy Stuff cards were no longer allowed after August 31, 2007. Existing points earned on Buy Stuff cards can be transferred to the new Stuff Fur Stuff club program. Based on the most recent assessment at the end of fiscal 2008 second quarter, no adjustment was made to the deferral rate.

Leases

We lease all of our store locations and our corporate headquarters. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our store leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements and furniture, fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that generally are reimbursed to us by our landlords as construction allowances (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord allowances can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Under the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” we account for these landlord allowances as lease incentives resulting in a deferred credit to be recognized over the term of the lease as a reduction of rent expense.

New Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the twenty-six weeks ended June 28, 2008. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008, the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plan or Program
Mar. 30, 2008 – Apr. 26, 2008 (1) (2)	355,177	$8.82	354,915	$33,607,696
Apr. 27, 2008 – May 24, 2008 (1) (2)	165,767	$10.23	165,300	$31,916,003
May 25, 2008 – Jun. 28, 2008 (1)	391	$9.01	—	$31,916,003

Total	521,335	$9.27	520,215	$31,916,003

(1)	Includes 262, 467 and 391 shares of our common stock delivered to us in fiscal April, May and June, respectively, in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
(2)	On March 10, 2008, we announced an expanded $50 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 8, 2008, the following matters were submitted to a vote of the stockholders:

Final Voting Results

Item No. 1

The election of the Class I Directors identified below to the Board of Directors of Build-A-Bear Workshop, Inc. to serve until 2011 or until their successors are elected and qualified. The final voting results were:

Election of Class I Directors	For	Withheld
Maxine Clark	16,823,822	343,515
Mary Lou Fiala	16,921,360	245,977
Louis Mucci	16,921,399	245,938

Item No. 2

The ratification of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2008. The final voting results were:

For	Against	Abstain
17,034,665	128,981	3,691

All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, William Reisler, Coleman Peterson, James M. Gould and Joan Ryan continue to serve as directors. Mr. Reisler and Mr. Peterson serve as Class II directors and their terms will expire at the 2009 annual meeting. Mr. Gould and Ms. Ryan serve as Class III directors and their terms will expire at the 2010 annual meeting.

Mr. Ebsworth agreed to continue to serve the Company as Board Member Emeritus effective after the 2006 annual meeting.

Item 5. Other Information

From time to time, Company insiders adopt and maintain Rule 10b5-1 trading plans (each, a “Plan” and together, the “Plans”). These Plans are intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company’s insider trading policy. Rule 10b5-1 allows corporate insiders to establish prearranged written plans to buy or sell a specified number of shares of a company stock over a set period of time. The specified number of shares sold may be determined pursuant to a formula or may be at the discretion of a third party, so long as such person is not aware of material non-public information. Among other things, the Company’s insider trading policy allows insiders to implement a written trading plan provided such person is not in possession of material non-public information about the Company at the time the plan is entered into, consistent with Rule 10b5-1. The participants in the Plans have no control over the timing of any sales under their respective Plans and there can be no assurance that the shares covered by the Plans actually will be sold.

Scott Seay, President and Chief Operating Bear, adopted two Plans during May 2008 during an “open window” under the Company’s insider trading policy. Mr. Seay sold all 6,735 shares that were covered under the first Plan on May 1, 2008 and has sold 2,167 of the shares covered under the second Plan.

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

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

Exhibit No.	Description

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.3	Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.4	Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.1†	Agreement for Logistics Services between Build-A-Bear Workshop, Inc. and HA Logistics, Inc. dated June 30, 2008 (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 3, 2008)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission.

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2008

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary