Form 10-Q
period 2008-09-27
BUILD A BEAR WORKSHOP INC
filed 2008-11-06
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

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

As of October 31, 2008, there were 19,354,391 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,323	$66,261
Inventories	47,730	48,638
Receivables	6,685	7,068
Prepaid expenses and other current assets	15,185	14,624
Deferred tax assets	4,185	3,606

Total current assets	101,108	140,197
Property and equipment, net	132,382	139,841
Goodwill	39,496	42,840
Other intangible assets, net	3,880	4,016
Investment in affiliate	7,494	4,307
Other assets, net	8,188	8,330

Total Assets	$292,548	$339,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,700	$45,044
Accrued expenses	8,584	11,788
Gift cards and customer deposits	21,697	34,567
Deferred revenue	9,665	8,708

Total current liabilities	69,646	100,107

Deferred franchise revenue	2,026	2,511
Deferred rent	43,755	41,697
Other liabilities	1,020	1,608
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at September 27, 2008 and December 29, 2007	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 19,427,461 and 20,676,357 shares, respectively	194	207
Additional paid-in capital	76,269	88,388
Accumulated other comprehensive income	1,352	6,314
Retained earnings	98,286	98,699

Total stockholders’ equity	176,101	193,608

Total Liabilities and Stockholders’ Equity	$292,548	$339,531

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues:
Net retail sales	$105,786	$108,357	$321,108	$323,342
Franchise fees	982	934	3,055	2,306
Licensing revenue	478	474	1,585	1,314

Total revenues	107,246	109,765	325,748	326,962

Costs and expenses:
Cost of merchandise sold	63,471	61,387	191,640	181,176
Selling, general and administrative	43,491	42,547	130,492	123,374
Store preopening	871	1,430	2,046	3,487
Store closing	2,916	—	2,916	—
Interest expense (income), net	(135)	(388)	(774)	(1,289)

Total costs and expenses	110,614	104,976	326,320	306,748

Income (loss) before income taxes	(3,368)	4,789	(572)	20,214
Income tax expense (benefit)	(1,353)	1,812	(159)	7,580

Net income (loss)	$(2,015)	$2,977	$(413)	$12,634

Earnings (loss) per common share:
Basic	$(0.11)	$0.15	$(0.02)	$0.62

Diluted	$(0.11)	$0.15	$(0.02)	$0.62

Shares used in computing common per share amounts:
Basic	18,815,996	20,242,402	19,299,301	20,248,949
Diluted	18,815,996	20,411,095	19,299,301	20,454,767

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirty-nine weeks ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income (loss)	$(413)	$12,634
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	21,626	19,207
Impairment of friends 2B made assets	2,867	—
Deferred taxes	(1,056)	(627)
Tax benefit from stock option exercises	—	(225)
Loss on disposal of property and equipment	167	287
Stock-based compensation	2,798	2,213
Change in assets and liabilities:
Inventories	443	(4,026)
Receivables	305	(1,759)
Prepaid expenses and other assets	(1,017)	(5,057)
Accounts payable	(13,991)	(8,332)
Accrued expenses and other liabilities	(13,504)	(14,041)

Net cash (used in) provided by operating activities	(1,775)	274

Cash flows from investing activities:
Purchases of property and equipment	(19,249)	(24,812)
Purchases of other assets and other intangible assets	(1,123)	(4,795)
Investment in affiliate	(3,187)	(3,403)

Cash flow used in investing activities	(23,559)	(33,010)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	185	554
Purchases of Company’s common stock	(13,540)	(4,270)
Tax benefit from stock option exercises	—	225

Cash flow used in financing activities	(13,355)	(3,491)

Effect of exchange rates on cash	(249)	108

Net decrease in cash and cash equivalents	(38,938)	(36,119)
Cash and cash equivalents, beginning of period	66,261	53,109

Cash and cash equivalents, end of period	$27,323	$16,990

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,267	$19,763
Noncash Transactions:
Return of common stock in lieu of tax witholdings and option exercises	$304	$501
Unsettled repurchases of common stock at end of period	$584	$—

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

2. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. In addition, the Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting. On March 20, 2008, the Company entered into long-term incentive plan agreements with certain key executives that provide restricted shares granted under the agreements will be forfeited if certain financial performance targets for fiscal year 2008 are not met. Upon achievement of the performance goals, restricted shares remain outstanding but are still subject to restriction for the remainder of the vesting period. Compensation expense is recognized over the performance period plus the vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance objectives have been obtained. As of September 27, 2008, these awards were not expected to vest; accordingly, no compensation expense related to these awards was recognized in the thirty-nine weeks ended September 27, 2008 and no shares related to these awards are included in the dilutive shares as of September 27, 2008.

For the thirteen and thirty-nine weeks ended September 27, 2008, selling, general and administrative expense includes $0.9 million ($0.5 million after tax) and $2.7 million ($1.9 million after tax), respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended September 29, 2007, selling, general and administrative expenses includes $0.8 million ($0.5 million after tax) and $2.3 million ($1.4 million after tax), respectively, of stock-based compensation expense.

As of September 27, 2008, there was $7.6 million of total unrecognized compensation expense related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirty-nine weeks ended September 27, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 29, 2007	420,881	$16.25
Granted	—	—
Exercised	—	—
Forfeited	52,204	$15.83

Outstanding, September 27, 2008	368,677	$16.32	4.4	$334

Options Exercisable As Of:
September 27, 2008	368,677	$16.32	4.4	$334

No options were exercised in the thirty-nine weeks ended September 27, 2008. The total intrinsic value of options exercised in the thirty-nine weeks ended September 29, 2007 was approximately $1.4 million. The Company generally issues new shares to satisfy option exercises.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirty-nine weeks ended September 27, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, December 29, 2007	378,950	$27.77
Granted	443,178	8.85
Vested	101,679	28.74
Canceled or expired	29,346	18.69

Outstanding, September 27, 2008	691,103	$15.87

The total fair value of shares vested during the thirty-nine weeks ended September 27, 2008 and September 29, 2007 was $1.0 million and $1.6 million, respectively.

(c) Associate Stock Purchase Plan

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period, or calendar quarter. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 10,892 shares at $6.34 per share through the ASPP during the 2008 third calendar quarter, which ended September 30, 2008. The purchase occurred in the Company’s fiscal 2008 fourth quarter. The expense recorded related to the ASPP during the thirteen weeks ended September 27, 2008 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for the thirteen weeks ended September 27, 2008 were: (a) dividend yield of 0%; (b) volatility of 45%; (c) risk-free interest rate of 0.87%; and (d) an expected life of 0.25 years.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income (loss)	$(2,015)	$2,977	$(413)	$12,634

Weighted average number of common shares outstanding	18,815,996	20,242,402	19,299,301	20,248,949

Effect of dilutive securities:
Stock options	—	133,036	—	158,018
Restricted stock	—	35,657	—	47,800

Weighted average number of common shares—dilutive	18,815,996	20,411,095	19,299,301	20,454,767

Earnings (loss) per share:
Basic	$(0.11)	$0.15	$(0.02)	$0.62

Diluted	$(0.11)	$0.15	$(0.02)	$0.62

In calculating diluted loss per share for the thirteen and thirty-nine weeks ended September 27, 2008, options to purchase 368,677 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted loss per share due to their anti-dilutive effect. An additional 691,103 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended September 27, 2008 due to their anti-dilutive effect under the provisions of SFAS No. 128, Earnings per Share (SFAS No. 128).

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

5. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (FIN 48). As of September 27, 2008 and December 29, 2007, the Company had approximately $1.0 million and $1.2 million, respectively, of unrecognized tax benefits. In the next twelve months, Company management does not expect any significant changes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 27, 2008 and December 29, 2007, there was approximately $0.2 million of accrued interest related to uncertain tax positions.

The Internal Revenue Service’s audit of the Company’s fiscal 2005 federal tax return has been completed. No adjustments to taxable income were required.

6. Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen weeks ended September 27, 2008 and September 29, 2007 was $(7.7) million and $4.1 million, respectively, and for the thirty-nine week period ended September 27, 2008 and September 29, 2007 was $(5.4) million and $15.3 million, respectively. The difference between comprehensive income (loss) and net income (loss) resulted from foreign currency translation adjustments.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended September 27, 2008
Net sales to external customers	$105,786	$982	$478	$107,246
Income (loss) before income taxes	(4,234)	526	340	(3,368)
Capital expenditures, net	5,513	143	—	5,656
Depreciation and amortization	7,197	184	2	7,383
Thirteen weeks ended September 29, 2007
Net sales to external customers	$108,357	$934	$474	$109,765
Income before income taxes	3,993	470	326	4,789
Capital expenditures, net	12,341	123	—	12,464
Depreciation and amortization	6,458	127	3	6,588
Thirty-nine weeks ended September 27, 2008
Net sales to external customers	$321,108	$3,055	$1,585	$325,748
Income (loss) before income taxes	(3,430)	1,733	1,125	(572)
Capital expenditures, net	19,679	693	—	20,372
Depreciation and amortization	21,053	566	7	21,626
Thirty-nine weeks ended September 29, 2007
Net sales to external customers	$323,342	$2,306	$1,314	$326,962
Income before income taxes	18,382	854	978	20,214
Capital expenditures, net	29,367	240	—	29,607
Depreciation and amortization	18,828	371	8	19,207
Total Assets as of:
September 27, 2008	$281,600	$8,447	$2,501	$292,548
December 29, 2007	$334,040	$3,671	$1,820	$339,531

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended September 27, 2008
Net sales to external customers	$87,310	$18,955	$981	$107,246
Property and equipment, net	113,582	18,798	2	132,382
Thirteen weeks ended September 29, 2007
Net sales to external customers	$95,131	$13,700	$934	$109,765
Property and equipment, net	118,328	19,075	11	137,414
Thirty-nine weeks ended September 27, 2008
Net sales to external customers	$272,098	$50,595	$3,055	$325,748
Property and equipment, net	113,582	18,798	2	132,382
Thirty-nine weeks ended September 29, 2007
Net sales to external customers	$289,183	$35,473	$2,306	$326,962
Property and equipment, net	118,328	19,075	11	137,414

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

8. Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in fiscal 2007 and $2.5 million in the first nine months of fiscal 2008. The Company has also entered into a series of agreements whereby the Company has agreed to perform advisory and operational support services for Ridemakerz in exchange for additional equity. For the thirteen and thirty-nine weeks ended September 27, 2008, the Company received $0.2 million and $0.7 million, respectively, in equity in exchange for support services provided. For the thirteen and thirty-nine weeks ended September 29, 2007, the Company received $0.3 million and $0.9 million, respectively, in equity in exchange for support services provided. In 2007, the Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. As of September 27, 2008, the investment in Ridemakerz was approximately $7.5 million, which represented an ownership interest of approximately 21%. Due to the structure of the Company’s investment in Ridemakerz, no income or loss allocations were recorded in the thirteen or thirty-nine weeks ended September 27, 2008 or September 29, 2007. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 34% of fully diluted equity in Ridemakerz.

As of September 27, 2008 and December 29, 2007, outstanding receivables from Ridemakerz were $1.0 million and $0.8 million, respectively.

9. Closure of friends 2B made Concept

On September 16, 2008, the Company announced plans to close its friends 2B made concept, a line of make-your-own dolls and related products. The closure plan affects the Company’s nine friends 2B made locations, all but one of which is inside or adjacent to a Build-A-Bear Workshop store, separate friends 2B made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s website, www.friends2bmade.com. While the Company expects to complete the closures by the end of the third quarter of fiscal 2009, the specific timing of the closures is dependent on finalizing third-party agreements and is therefore subject to change. During the third quarter of fiscal 2008, the Company recorded a pre-tax charge of $2.9 million, or $0.09 per diluted share, related to the closures, which consisted primarily of asset impairment charges and is included in “Store closing” expenses in the Condensed Consolidated Statements of Operations. This charge is a component of net income (loss) in the retail segment. In addition, the Company expects to incur pre-tax charges of approximately $1.9 to $2.3 million during the fourth quarter of fiscal 2008 and through the third quarter of fiscal 2009. The majority of these charges are attributable to potential lease termination costs and other potential costs associated with the closure plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 29, 2007, as filed with the SEC, and the following: general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and online initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate sufficient comparable store sales; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; high petroleum product prices could adversely affect our inventory transportation costs and our profitability; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory, and the inclusion of France as a Company-owned country; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; we may be unable to realize the anticipated benefits from our company-owned distribution center or our third-party distribution center providers may perform poorly; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; our market share could be adversely affected by a significant, or increased, number of competitors; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; and we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 27, 2008, we operated 288 stores in the United States, Canada, and Puerto Rico, 53 stores in the United Kingdom, Ireland and France, and had 60 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our multiple websites, which simulates our interactive shopping experience, as well as non-traditional store locations in five Major League Baseball® ballparks, one location in a zoo and one location in a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

On September 16, 2008, we announced plans to close the friends 2B made concept, a line of make-your-own dolls and related products. We expect to complete the nine location closures by the end of the third quarter of fiscal 2009, however the specific timing of the closures is dependent on finalizing third-party agreements, and is therefore subject to change. In addition to closing the nine friends 2B made doll locations, we will remove friends 2B made products from separate display fixtures in approximately 50 Build-A-Bear Workshop stores and discontinue product sales at www.friends2bmade.com.

On August 11, 2008, we renewed our line of credit agreement with U.S. Bank, National Association. The amended agreement increases the seasonal overline on the line of credit to be in effect from July 1 to December 31 of each year from $30 million to $50 million and increases the available line of credit for the first half of each calendar year from $15 million to $40 million. In addition, the fixed charge coverage ratio covenant was reduced from 1.5:1 to 1.3:1 and the interest rate was reduced from, at our option, prime minus 1.0% or LIBOR plus 1.5% to prime minus 1.0% or LIBOR plus 1.3%. The amended agreement is now secured by our assets and a pledge of 65% of our ownership interest in certain of our foreign subsidiaries.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition).

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

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 15.8% for the thirty-nine weeks ended September 27, 2008 and 20.9% for the thirty-nine weeks ended September 29, 2007 and consolidated net income as a percentage of total revenues was -0.1% for the thirty-nine weeks ended September 27, 2008 and 3.9% for the thirty-nine weeks ended September 29, 2007. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin resulting primarily from a lack of sales leverage on store occupancy costs, and higher costs associated with maintaining multiple websites, including Build-A-Bearville, our new online virtual world site. We have historically maintained what we believe to be a high store contribution level through the creation of economies of scale which allow us to decrease the cost of our product on a per unit basis and through continued expense management focused on labor planning, monitoring of warehousing and distribution costs, store supplies, travel and other expenses.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
North America	(14.4)%	(10.1)%	(15.8)%	(8.7)%
Europe	8.2%	—	8.3%	—

Consolidated	(11.6)%	(10.1)%	(13.1)%	(8.7)%

We believe the decline in comparable store sales was attributed primarily to the following factors:

•

We believe that a combination of falling housing prices, rising unemployment and a growing concern about the future of the U.S. economy has resulted in a significant decline in consumer sentiment resulting in a pullback in consumer spending and has impacted our comparable store sales.

•

We believe the decline in shopping mall customer traffic during the fiscal 2008 third quarter compared to the same period in fiscal 2007 has impacted the number of new and returning Guests visiting our stores and therefore our comparable store sales.

•

Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children and have, we believe, impacted our comparable store sales.

The Company is addressing the decline in comparable store sales with the following key initiatives:

•

Understanding that today our customers are more value oriented in their purchase decisions, we have expanded our assortment of products priced at $10 and $12. Today these products make up about 30% of our total assortment as compared to less than 10% of our assortment last year. Furthermore, we have priced our holiday collectible product at $18, a price point below the holiday product offering last year. The holiday product is also enhanced with the added value of our first proprietary book, “Holly and Hal Moose: Our Uplifting Christmas Adventure”, that tells a story and builds character profiles for these animals.

•

We have developed new marketing programs and enhanced existing programs to communicate the value of our products as well as our unique position of having both a real world and virtual world experience. Accordingly, we have refined our communication strategies and reallocated our marketing spending to more effectively deliver the news of our added product value, shared interactive store experience and new virtual platform to our Guests.

•

We believe that our investment in buildabearville.com offers us unique opportunities to expand the entertainment platform of our brand. For example, in the holiday season, buildabearville.com will have unique offerings tied into our holiday products including the launch of animated “webisodes”, brief two minute vignettes that tell the story of the characters from their accompanying book. We believe that the integration of storytelling, animated episodes and character building across real stores and online will increase the awareness and engagement of our Guests with our overall brand. In addition, we will initiate the sale of product for use in the virtual world starting with our Bear Bills (virtual world currency) game cards. We also recently launched our Jr. Cybearguide program to increase brand connectiveness with, and to get feedback on future virtual world developments from, our online citizens.

•	Managing expenses with an emphasis on store payroll costs as a percentage of sales, warehousing and distribution costs, travel expenses and elimination of non-essential activities and expenses.

•

Reducing the number of new store openings, from 50 in 2007 to 25 in 2008 and to six new stores planned in 2009 which we believe will allow the Company to take a highly selective approach to new store openings and to focus on existing markets and stores.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, Puerto Rico (collectively, “North America”), the United Kingdom, Ireland, and France (collectively, “Europe”) for the periods presented:

	Thirty-nine weeks ended
	September 27, 2008	September 29, 2007
Beginning of period	321	271
Opened	20	38

End of period	341	309

During fiscal 2008, we anticipate opening 20 Build-A-Bear Workshop stores in North America and five new stores in Europe. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in North America and approximately 70 to 75 stores in the United Kingdom and Ireland.

We also have store locations for our proprietary friends 2B made line of make-your-own dolls and related products. As of September 27, 2008, we operated one stand-alone friends 2B made store and eight friends 2B made stores adjacent to Build-A-Bear Workshop stores in the United States. Other than the one stand-alone store, these friends 2B made stores are not included in our store count, but rather are considered expansions of existing Build-A-Bear Workshop stores. On September 16, 2008, we announced plans to close the friends 2B made concept. For additional information on the closure plan, refer to Note 9 – Closure of friends 2B made Concept to the Condensed Consolidated Financial Statements.

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of September 27, 2008, we had a total of five ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	September 27, 2008	September 29, 2007
Beginning of period	53	34
Opened	12	15
Closed	(5)	(3)

End of period	60	46

As of September 27, 2008, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 20 countries. We anticipate signing additional master franchise agreements in the future. We expect our franchisees to open approximately 10 stores in fiscal 2008, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues:
Net retail sales	98.6	98.7	98.6	98.9
Franchise fees	0.9	0.9	0.9	0.7
Licensing revenue	0.5	0.4	0.5	0.4

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	60.0	56.7	59.7	56.0
Selling, general and administrative	40.6	38.8	40.1	37.7
Store preopening	0.8	1.3	0.6	1.1
Store closing (2)	2.7	0.0	0.9	0.0
Interest expense (income), net	(0.1)	(0.4)	(0.2)	(0.4)

Total costs and expenses	103.1	95.6	100.2	93.8

Income (loss) before income taxes	(3.1)	4.4	(0.2)	6.2
Income tax (benefit) expense	(1.3)	1.7	(0.1)	2.3

Net income (loss)	(1.9)	2.7	(0.1)	3.9

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Store closing costs for the thirteen and thirty-nine weeks ended September 27, 2008 represent asset impairment and other charges related to the closure of the friends 2B made concept.

Thirteen weeks ended September 27, 2008 compared to thirteen weeks ended September 29, 2007

Total revenues. Net retail sales decreased to $105.8 million for the thirteen weeks ended September 27, 2008 from $108.4 million for the thirteen weeks ended September 29, 2007, a decrease of $2.6 million, or 2.4%. Net retail sales for new stores contributed a $5.5 million increase in net retail sales in North America and a $4.6 million increase in Europe. For the thirteen weeks ended September 27, 2008, consolidated comparable store sales (North America and Europe) declined 11.6%. Comparable store sales in North America declined $13.0 million or 14.4%, while comparable store sales in Europe increased by $1.0 million or 8.2%. A decrease of $0.7 million of other items, including, but not limited to, the impact of foreign currency translation, a decrease in non-store location sales, an increase in webstore sales and a decrease in deferred revenue also contributed to the change in net retail sales.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•

We believe that a combination of falling housing prices, rising unemployment and a growing concern about the future of the U.S. economy has resulted in a significant decline in consumer sentiment resulting in a pullback in consumer spending and has impacted our comparable store sales.

•

We believe the decline in shopping mall customer traffic during the fiscal 2008 third quarter compared to the same period in fiscal 2007 has impacted the number of new and returning Guests visiting our stores and therefore our comparable store sales.

•

Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children and have, we believe, impacted our comparable store sales.

Revenue from franchise fees increased to $1.0 million for the thirteen weeks ended September 27, 2008 from $0.9 million for the thirteen weeks ended September 29, 2007, an increase of $0.1 million. This increase was primarily due to the addition of new franchise agreements and new franchised stores opened in the past year. Revenue from licensing totaled $0.5 million for the thirteen weeks ended September 27, 2008 and for the thirteen weeks ended September 29, 2007.

Gross margin. Gross margin decreased to $42.3 million for the thirteen weeks ended September 27, 2008 from $47.0 million for the thirteen weeks ended September 29, 2007, a decrease of $4.7 million, or 11.0%. As a percentage of net retail sales, gross margin decreased to 40.0% for the thirteen weeks ended September 27, 2008 from 43.3% for the thirteen weeks ended September 29, 2007, a decrease of 330 basis points as a percentage of net retail sales (“bps”). This decrease resulted primarily from reduced sales leverage on store occupancy costs in North America partially offset by improved sales leverage on store occupancy costs in Europe and a slight improvement in consolidated merchandise margin. Consolidated distribution and warehousing costs as a percent of net retail sales increased as an increase in North America, driven by higher diesel fuel surcharges, was partially offset by improved cost trends in Europe.

Selling, general and administrative. Selling, general and administrative expenses were $43.5 million for the thirteen weeks ended September 27, 2008 as compared to $42.5 million for the thirteen weeks ended September 29, 2007, an increase of $1.0 million, or 2.2%. As a percentage of total revenues, selling, general and administrative expenses increased to 40.6% for the thirteen weeks ended September 27, 2008 as compared to 38.8% for the thirteen weeks ended September 29, 2007, an increase of 180 bps. The dollar increase was primarily due to having 32 more stores in operation at September 27, 2008 as compared to September 29, 2007 as well as expenses associated with maintaining multiple websites, including the new social networking site, buildabearville.comTM, launched in December 2007. The increase in selling, general and administrative expenses as a percent of revenues was primarily due to decreased sales leverage on store payroll as well as costs associated with buildabearville.com. Partially offsetting these increases were improved sales leverage on expenses in European operations as well as lower advertising expense.

Store preopening. Store preopening expense was $0.9 million for the thirteen weeks ended September 27, 2008 as compared to $1.4 million for the thirteen weeks ended September 29, 2007. The decrease in store preopening for the period was the result of timing of store preopening activities. We expect to open 5 stores during the fiscal 2008 fourth quarter as compared to 11 stores opened during the same period in fiscal 2007. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Store closing. Store closing expense was $2.9 million for the thirteen weeks ended September 27, 2008 and consisted primarily of asset impairment charges related to the closure of the friends 2B made concept.

Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for the thirteen weeks ended September 27, 2008 as compared to $0.4 million for the thirteen weeks ended September 29, 2007. This decrease was primarily due to lower interest rates in the fiscal 2008 third quarter as compared to the fiscal 2007 third quarter.

Provision for income taxes. The income tax benefit was $1.4 million for the thirteen weeks ended September 27, 2008 as compared to income tax expense of $1.8 million for the thirteen weeks ended September 29, 2007. The effective tax rate was 40.2% for the thirteen weeks ended September 27, 2008 compared to 37.8% for the thirteen weeks ended September 29, 2007. We expect the effective tax rate for full year 2008 to be approximately 35% to 36% compared to 35.7% in fiscal year 2007.

Thirty-nine weeks ended September 27, 2008 compared to thirty-nine weeks ended September 29, 2007

Total revenues. Net retail sales decreased to $321.1 million for the thirty-nine weeks ended September 27, 2008 from $323.3 million for the thirty-nine weeks ended September 29, 2007, a decrease of $2.2 million, or 0.7%. Net retail sales for new stores contributed a $26.3 million increase in net retail sales in North America and a $12.2 million increase in Europe. For the thirty-nine weeks ended September 27, 2008, consolidated comparable store sales (North America and Europe) declined 13.1%. Comparable store sales in North America declined $43.5 million or 15.8%, while comparable store sales in Europe increased by $2.8 million or 8.3%. Other items, including, but not limited to, the impact of foreign currency translation, a decrease in non-store location sales, a decrease in webstore sales and an increase in deferred revenue had a minimal net impact on net retail sales.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•

We believe that the more difficult macroeconomic conditions including higher fuel costs, falling housing prices, rising unemployment and the more recent growing concern about the future of the U.S. economy has resulted in a significant decline in consumer sentiment resulting in a pullback in consumer spending and has impacted our comparable store sales.

•

We believe that the decline in shopping mall customer traffic during fiscal 2008 compared to fiscal 2007 has impacted the number of new and returning Guests visiting our stores and therefore our comparable store sales.

•

Changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children and have, we believe, impacted our comparable store sales.

Revenue from franchise fees increased to $3.0 million for the thirty-nine weeks ended September 27, 2008 from $2.3 million for the thirty-nine weeks ended September 29, 2007, an increase of $0.7 million. This increase was primarily due to the addition of new franchisee agreements and new franchised stores opened in the past year. Revenue from licensing increased to $1.6 million for the thirty-nine weeks ended September 27, 2008 from $1.3 million for the thirty-nine weeks ended September 29, 2007, an increase of $0.3 million. This increase was primarily related to increased licensing activities.

Gross margin. Gross margin decreased to $129.5 million for the thirty-nine weeks ended September 27, 2008 from $142.2 million for the thirty-nine weeks ended September 29, 2007, a decrease of $12.7 million, or 8.9%. As a percentage of net retail sales, gross margin decreased to 40.3% for the thirty-nine weeks ended September 27, 2008 from 44.0% for the thirty-nine weeks ended September 29, 2007, a decrease of 370 bps. This decrease resulted primarily from a lack of sales leverage on store occupancy costs in North America partially offset by improved sales leverage on store occupancy costs in Europe.

Selling, general and administrative. Selling, general and administrative expenses were $130.5 million for the thirty-nine weeks ended September 27, 2008 as compared to $123.4 million for the thirty-nine weeks ended September 29, 2007, an increase of $7.1 million, or 5.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 40.1% for the thirty-nine weeks ended September 27, 2008 as compared to 37.7% for the thirty-nine weeks ended September 29, 2007, an increase of 240 bps. The dollar increase was primarily due to having 32 more stores in operation at September 27, 2008 as compared to September 29, 2007 and the costs associated with maintaining multiple websites, including the new social networking site, buildabearville.comTM, launched in December 2007. The increase in selling, general and administrative expenses as a percent of revenues was primarily due to a decrease in sales leverage on store payroll costs and costs associated with buildabearville.com. Partially offsetting this increase was improved sales leverage on expenses in European operations.

Store preopening. Store preopening expense was $2.0 million for the thirty-nine weeks ended September 27, 2008 as compared to $3.5 million for the thirty-nine weeks ended September 29, 2007. We expect to open 25 stores during fiscal 2008 as compared to 50 stores opened in fiscal 2007. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Store closing. Store closing expense was $2.9 million for the thirty-nine weeks ended September 27, 2008 and consisted primarily of asset impairment charges related to the closure of the friends 2B made concept.

Interest expense (income), net. Interest income, net of interest expense, was $0.8 million for the thirty-nine weeks ended September 27, 2008 as compared to $1.3 million for the thirty-nine weeks ended September 29, 2007. This decrease was primarily due to lower interest rates in fiscal 2008 period as compared to fiscal 2007 period.

Provision for income taxes. The income tax benefit was $0.2 million for the thirty-nine weeks ended September 27, 2008 as compared to income tax expense of $7.6 million for the thirty-nine weeks ended September 29, 2007. The effective tax rate was 27.8% for the thirty-nine weeks ended September 27, 2008 and 37.5% for the thirty-nine weeks ended September 29, 2007. We expect the effective tax rate for full year 2008 to be approximately 35% to 36% compared to 35.7% in fiscal year 2007.

Non-GAAP Financial Measures

We use the term “store contribution” in this quarterly report on Form 10-Q. Store contribution consists of income (loss) before income tax expense (benefit), interest, store depreciation and amortization, store preopening expense, store closing expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP).

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the United Kingdom, Ireland and France (Europe) and for our consolidated store base:

	Thirty-nine weeks ended September 27, 2008			Thirty-nine weeks ended September 29, 2007
	North America	Europe	Total	North America	Europe	Total
Net income (loss)	$231	$(644)	$(413)	$17,071	$(4,437)	$12,634
Income tax expense (benefit)	(279)	120	(159)	7,580	—	7,580
Interest expense (income)	(506)	(268)	(774)	(1,121)	(168)	(1,289)
Store depreciation and amortization (1)	13,541	2,524	16,065	12,779	1,858	14,637
Store preopening expense	1,593	453	2,046	2,910	577	3,487
Store closing expense (2)	2,916	—	2,916	—	—	—
General and administrative expense (3)	31,690	2,750	34,440	30,374	2,550	32,924
Franchising and licensing contribution (4)	(3,431)	—	(3,431)	(2,210)	—	(2,210)
Non-store activity contribution (5)	(1,601)	(269)	(1,870)	(2,554)	(204)	(2,758)

Store contribution	$44,154	$4,666	$48,820	$64,829	$176	$65,005

Total revenues	$275,152	$50,596	$325,748	$291,489	$35,473	$326,962
Franchising and licensing revenues	(4,640)	—	(4,640)	(3,620)	—	(3,620)
Revenues from non-store activities (5)	(10,414)	(857)	(11,271)	(11,112)	(587)	(11,699)

Store location net retail sales	$260,098	$49,739	$309,837	$276,757	$34,886	$311,643

Store contribution as a percentage of store location net retail sales	17.0%	9.4%	15.8%	23.4%	0.5%	20.9%

Total net income as a percentage of total revenues	0.1%	-1.3%	-0.1%	5.9%	-12.5%	3.9%

(1)	Depreciation and amortization includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software.
(2)	Store closing expense for the thirty-nine weeks ended September 27, 2008 represents asset impairment and other charges related to the closure of the friends 2B made concept.
(3)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail costs and television advertising, which are included in store contribution.
(4)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.
(5)	Non-store activities include our webstores and seasonal and event-based locations.

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

Operating Activities. Cash used in operating activities was $1.8 million for the thirty-nine weeks ended September 27, 2008 as compared to cash provided by operating activities of $0.3 million for the thirty-nine weeks ended September 29, 2007, or a decrease of $2.1 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. In 2008, the increase in cash used in operating activities, as compared to 2007, was primarily due to a decline in net income driven by lower third quarter sales. In the 2008 period, the change in operating assets and liabilities was driven by decreases in accounts payable and accrued expenses, primarily attributable to the timing of cash payments and reduced taxes payable. In the 2007 period, the change in operating assets and liabilities was driven by the decrease in gift cards and customer deposit liability and an increase in prepaid rent due to new stores in the United Kingdom.

Investing Activities. Cash used in investing activities was $23.6 million for the thirty-nine weeks ended September 27, 2008 as compared to $33.0 million for the thirty-nine weeks ended September 29, 2007. Cash used in investing activities during the thirty-nine weeks ended September 27, 2008 and September 29, 2007 primarily relates to new store construction costs and additional investment in Ridemakerz.

Financing Activities. Cash used in financing activities was $13.4 million in the thirty-nine weeks ended September 27, 2008 which consisted primarily of cash spent for repurchases of the Company’s common stock. Cash flows used in financing activities of $3.5 million for the thirty-nine weeks ended September 29, 2007 consisted primarily of cash spent for the repurchase of the Company’s common stock, partially offset by proceeds from the exercise of stock options and employee stock purchases and the tax benefit from the exercise of stock options. No borrowings were made under our line of credit in either the thirty-nine weeks ended September 27, 2008 or the thirty-nine weeks ended September 29, 2007.

        Capital Resources. As of September 27, 2008, we had a cash balance of $27.3 million held in both domestic and foreign financial institutions. We also have a line of credit which we can use to finance capital expenditures and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended on August 11, 2008 to increase the availability for the first half of each calendar year from $15 million to $40 million and the availability for the seasonal overline from $30 million to $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2009 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.3%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of September 27, 2008, we were in compliance with these covenants. There were no borrowings under our line of credit as of September 27, 2008. There was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement as of September 27, 2008. Accordingly, there was approximately $48.9 million available for borrowing under the line of credit as of September 27, 2008.

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

Our leases in the United Kingdom and Ireland typically have terms of 10-15 years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are charged quarterly and paid in advance.

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

In fiscal 2008, we expect to spend $25 to $30 million on capital expenditures. Capital spending through the thirty-nine weeks ended September 27, 2008 totaled $20.4 million, on track with our full year plans. Capital spending in fiscal 2008 is primarily for the opening of 25 new stores (20 in North America and 5 in Europe), and the continued installation and upgrades of central office information technology systems. In fiscal 2007, the average investment per new store in North America, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.6 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our credit agreement expires on December 31, 2009.

On March 10, 2008, we announced an expanded share repurchase program. Under this expanded share repurchase program, we currently intend to purchase up to $50 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares over the next 12 months, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of September 27, 2008, approximately 1.7 million shares at an average price of $8.52 per share have been repurchased under this expanded program for an aggregate amount of $14.1 million.

Off-Balance Sheet Arrangements

The Company holds a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. The Company purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. As of September 27, 2008, the investment in Ridemakerz was approximately $7.5 million, which represented an ownership interest of approximately 21%. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 34% of fully diluted equity in Ridemakerz. See Note 8 – Investment in Affiliate to the Condensed Consolidated Financial Statements for additional information.

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

In 2007, we reduced the estimated liability associated with the former Buy Stuff cards by $0.4 million. Redemptions of Buy Stuff cards were no longer allowed after August 31, 2007. Existing points earned on Buy Stuff cards can be transferred to the new Stuff Fur Stuff club program. Based on the most recent assessment at the end of fiscal 2008 third quarter, no adjustment was made to the deferral rate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could have been impacted by changes in interest rates. We had no borrowings outstanding under our revolving credit facility during the thirty-nine weeks ended September 27, 2008. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Financial Bear, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008, the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
Jun. 29, 2008 – Jul. 26, 2008 (2)	—	$—	—	$31,916,003
Jul. 27, 2008 – Aug. 23, 2008 (2)	—	$—	—	$31,916,003
Aug. 24, 2008 – Sep. 27, 2008 (1) (2)	89,572	$7.90	89,456	$31,209,013

Total	89,572	$7.90	89,456	$31,209,013

(1)	Includes 116 shares of our common stock delivered to us in fiscal September in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
(2)	On March 10, 2008, we announced an expanded $50 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.3	Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

Exhibit No.	Description

4.4	Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.1*	Employment, Confidentiality and Noncompete Agreement dated as of July 1, 2008 between Eric Fencl and the Registrant

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

*	Management contract or compensatory plan or arrangement.

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Financial Bear, Treasurer and Secretary