Form 10-K
period 2009-01-03
BUILD A BEAR WORKSHOP INC
filed 2009-03-19
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $7.48 for the shares on the New York Stock Exchange on June 27, 2008) was approximately $123,332,333 as of June 28, 2008.

As of March 13, 2009, there were 19,453,810 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 14, 2009 Annual Meeting are incorporated herein by reference.

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

Overview

Build-A-Bear Workshop, Inc. is the leading, and only international, company providing a “make your own stuffed animal” interactive retail-entertainment experience. As of January 3, 2009, we operated 346 company-owned retail stores in the United States, Canada, the United Kingdom, Ireland, and France including 292 Build-A-Bear Workshop stores in the United States and Canada, one stand-alone friends 2B made® store in the United States, 51 Build-A-Bear Workshop stores in the United Kingdom and Ireland and three Build-A-Bear Workshop stores in France. We also operated eight friends 2B made stores adjacent to or within Build-A-Bear Workshop stores in the United States. In the fiscal 2008 third quarter, we announced plans to close the friends 2B made concept. Franchisees operated 62 Build-A-Bear Workshop stores in other international locations. Our core concept is based on our guests making, personalizing and customizing their own stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.

We offer an extensive and coordinated selection of merchandise, including over 30 different styles of animals to be stuffed and a wide variety of clothing, shoes and accessories for the stuffed animals. Our concept appeals to a broad range of age groups and demographics, including children, teens, parents and grandparents. We believe that our stores, which are primarily located in malls, are destination locations and draw guests from a large geographic reach. Our stores average approximately 2,700 square feet in size and have a highly visual and colorful appearance, including custom-designed fixtures featuring teddy bears and other themes relating to the Build-A-Bear Workshop experience.

We also market our products and build our brand in our countries of operation through national multi-media marketing programs that target our core demographic guests, principally parents and children. The program incorporates consistent messaging across a variety of media, and is designed to increase our brand awareness and store traffic and attract more first-time and repeat guests. In addition, our virtual world Web site, buildabearville.com®, promotes brand connection and in-store products and events with customization options and social connectivity features.

Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 70 million stuffed animals. We have grown our store base from 200 stores at the end of fiscal 2005 to 346 as of January 3, 2009 and increased our revenues from $361.8 million in fiscal 2005 to $467.9 million in fiscal 2008, for a compound annual revenue growth rate of 9.0%.

On June 28, 2007, we announced that we had retained Lehman Brothers to assist us and our board of directors in an analysis and consideration of a broad range of potential strategic alternatives to enhance long-term shareholder value. On March 10, 2008, we announced that after an extensive analysis of a broad range of strategic alternatives by a special committee of independent directors and its financial and legal advisors, the Board of Directors had completed its review of strategic alternatives and authorized an increase in our share repurchase program to up to $50 million. On March 3, 2009, we announced a twelve month extension of our share repurchase program.

Description of Operations

Guests who visit Build-A-Bear Workshop stores enter a teddy bear-themed environment consisting of eight stuffed animal-making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home. To attract our target guests, we have designed our stores to provide a “theme park” destination in the mall that is open and inviting with an entryway that spans the majority of our storefront and highly visual and colorful teddy bear themes and displays. The duration of a guest’s experience can vary greatly depending on his or her preferences. While most guests choose to participate in the full animal-making process and all eight stations, a process which we believe averages 45 minutes to complete, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our Bear Buck$® gift certificates, Bear Bills® virtual world currency or pre-made animals in only a few minutes.

We offer an extensive and coordinated selection of merchandise including approximately 30 to 35 varieties of animals to be stuffed, as well as a wide variety of other clothing and accessory items for the animals. Our clothing is inspired by human fashion and includes authentic details such as functional buttons, working pockets, belt loops and zippers and have child-friendly, easy-to-dress details such as an opening for the stuffed animal’s tail and adjustable closures to help fit any size animal. We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NFL®, NBA®, MLB® and FIFA™ team apparel, Skechers® shoes or Limited Too® clothing. There are approximately 450 SKUs in our store at any one time and we intend for each item to be highly productive.

Since our concept is a unique combination of experience and product, we historically have not had seasonal or advertised sales events or markdowns. We offer frequent shopper discounts associated with our Stuff Fur Stuff club loyalty program and selectively use coupons and gift-with-purchase promotions to drive traffic to our stores.

Growth Strategy

Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand by opening new stores, investing in value-adding marketing programs, enhancing our new virtual world Web site, buildabearville.com™ by adding revenue generating products and features, offering an authentic and unique merchandise assortment and to build our logistical, operational and technology infrastructure to support our growth and improve our efficiencies. We expect to grow our business by opening additional stores in the United States, Canada, the United Kingdom and Ireland, by the addition of new international stores opened through existing and new franchise agreements, and through the development of third party licensed products that promote Build-A-Bear Workshop as a lifestyle brand and build overall brand awareness.

We have increased our company-owned store locations throughout the United States and Canada from 200 at the end of fiscal 2005 to 292 as of January 3, 2009. In April 2006, we acquired Amsbra Limited, our former franchisee in the United Kingdom, as well as The Bear Factory Limited, ( collectively, the UK Acquisition),a stuffed animal retailer in the United Kingdom whose store locations we subsequently rebranded to the Build-A-Bear Workshop brand. In 2007, we discontinued our franchise agreement in France and opened our first company-owned stores. As of January 3, 2009, we operated 51 stores in the United Kingdom and Ireland and three stores in France all under the Build-A-Bear Workshop brand. Due primarily to challenging economic conditions in North America and Europe, in fiscal 2009, we expect to open one new store in North America, down from opening 20 new stores in 2008 and, no new stores in Europe, compared to opening five new stores in 2008. Historically, we have averaged 34 store openings per year since 2001. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the North America and 70 to 75 in the United Kingdom and Ireland. In addition, we also currently operate Build-A-Bear Workshop stores in non-traditional retail locations including five Major League Baseball® ballparks, one store located in the St. Louis Zoo and one store in a museum at the St. Louis Science Center. Build-a-Bear Workshop stores are also operated within select Rain Forest Café® and T-Rex Café locations under licensing agreements with Landry’s® Restaurants.

We believe that there is continued opportunity to grow our Build-A-Bear Workshop concept and brand outside of North America, the United Kingdom, Ireland and France primarily through franchise agreements. Our goal is to have franchisees that are well capitalized and bring extensive retail and/or real estate experience. Our franchisees currently operate 62 Build-A-Bear Workshop stores in several foreign countries under master franchise agreements on a country-by-country basis. We expect our franchisees to open approximately 5 to 10 new stores in fiscal 2009, net of closures, under existing and anticipated franchise agreements. We believe there is a market potential for approximately 300 franchised stores outside North America, the United Kingdom, Ireland and France. Although we expect to continue to open international stores primarily through franchise agreements, we may open additional company-owned stores outside of the United States, Canada, the United Kingdom, Ireland and France, as our international plans adjust as our expansion continues.

We believe there are also growth opportunities in other experiential retail entertainment concepts. We believe that consumer demand for additional experiential retail concepts is relatively untapped and that our expertise in product development and providing a consistent shopping experience can be applied to other experiential retail brands and concepts. We expect to be able to leverage our extensive guest database to market these new brands and concepts. Over the past 12 years, we have established our store as a place where children can have a hands-on experience, express their creativity and use their imagination. We believe our brand is one that parents value and trust and kids love. We expect to leverage our brand reputation to grow our existing and new concepts in the future.

In 2008, we increased our minority interest in Ridemakerz, LLC, (previously Retail Entertainment Concepts, LLC). Ridemakerz® is an early-stage company that has developed an interactive retail concept that allows guests, or customizers, to build and personalize their own model cars. The concept capitalizes on the universal love of cars and a widely popular car culture that crosses ages and demographics, although the primary targets are children and their families. Ridemakerz opened nine stores and closed one store during 2008. We are currently providing advisory and support services to Ridemakerz in exchange for additional equity.

In fiscal 2003, we began testing in certain markets our initial brand expansion initiative, our proprietary friends 2B made line of make-your-own dolls and related products. As of January 3, 2009, we operated nine friends 2B made locations. All but one of these locations are in or adjacent to a Build-A-Bear Workshop store and are not considered a separate store. In the fiscal 2008 third quarter, we announced plans to close the friends 2B made concept. The closure plan affects our nine friends 2B made locations, separate friends 2B made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s website, www.friends2bmade.com. While we expect to complete the closures by the end of the third quarter of fiscal 2009, the specific timing of the closures is dependent on finalizing third-party agreements and is therefore subject to change.

In response to an emerging trend of kids’ interaction and play increasingly occurring in the online space, in 2007, we updated our virtual world website used primarily by children, buildabearville.com, and continued to enhance and expand the site in 2008. The site is highly complementary to our store experience and positively enhances our core brand values while offering activity options and features that are tied back to in-store events. We believe that the launch of our “virtual world” website is a critical business strategy to further enhance our brand appeal with children and grow our store sales and that we have a unique competitive advantage over other virtual world products due to our ability to provide both real world and virtual world experiences. We also believe the virtual world platform enhances our entertainment options. For example, in 2008, we introduced our stuffed animals Hal & Holly Moose™ and their storybook. While the book was distributed through our stores and e-commerce websites, the virtual world allowed us to promote the characters and feature animated “webisodes” of the story for children to view throughout the holiday season.

We also believe that we will be able to generate revenue directly related to the sale of products used exclusively on line in the virtual world space. In 2008, we introduced our Bear Bills™ game cards product which provide players with online currency to spend in the virtual world and a choice of a virtual ride, like a hover board or a scooter. The cards are sold on-line, in our stores and through selected third party outlets. We expect to expand our range of virtual products in 2009.

Product Development

Through our in-house design and product development team, we have developed a coordinated, creative and broad merchandise assortment, including a variety of animals, clothing, shoes and accessories. We believe our merchandise is an integral part of our concept and that the proprietary design of many of the products we offer is a critical element of our success, while the authentic and fashionable nature of our products greatly enhances our brand’s appeal to our guests. Our product development team regularly monitors current fashion and cultural trends in order to create products that we believe are most appealing to our guests, often reflecting similar styling to the clothes our guests wear themselves. We test our products on an ongoing basis to ensure guest demand supports order quantities. Through our focused vendor relationships, we are able to source our merchandise in a manner that is cost-effective, maximizes our speed to market and facilitates rapid reorder of our best-selling items.

Our stuffed animal skins and clothing are produced from high quality man-made materials or natural fibers such as cotton, and the stuffing is made of a high-grade polyester fiber. We believe all of our products meet Consumer Product Safety Commission requirements including the Consumer Product Safety Improvement Act (CPSIA) for Children’s Products. We also comply with American Society for Testing and Materials (ASTM), EN71 (European standards) and Canadian specifications for toy safety in all material respects. Our products are tested through an independent third-party testing lab for compliance with toy safety standards. We believe we comply with toy safety government requirements specific to each country where we have stores. Packaging and labels for each product tell our guests the age grading for the product and any special warnings in accordance with guidelines established by the Consumer Product Safety Commission.

Plush animals are not likely to contain lead, which is found in paint and surface coatings. In rare instances, a plush animal may be airbrushed or have painted eyes, and in some cases our bear clothing and accessories have screen prints that are paint. In all cases, we take steps to assure that our products meet or exceed all toy safety standards. The CPSIA, EN71 and Canadian Toy Safety Regulations specifically limit lead content in products. We believe we comply with these regulations.

We notify guests when a product contains a magnet with our “I have a magnet” product hangtag or sticker. In most cases, the magnets utilized in our products are embedded inside a toy (animal, scarf or plush accessory). They are not loose or easily detached as free magnets.

In 2006, our products earned the Good Housekeeping Seal of Approval. The Good Housekeeping Seal, introduced in 1909, is earned by products that pass Good Housekeeping Institute review and is one of America’s most trusted consumer icons assuring consumer’s of a quality product. Seal-backed products are covered by Good Housekeeping’s two-year money-back warranty.

Marketing

We believe that the strength of the Build-A-Bear Workshop brand is a competitive advantage and an integral part of our business strategy. Unlike other mall-based retailers that frequently use markdowns or sale events to drive sales, at Build-A-Bear Workshop we use value-added marketing to raise brand awareness and drive traffic to our stores and make limited use of markdowns. Our goal is to continue to build brand recognition as a destination that provides affordable, experience-based retail stores that appeal to a broad range of age groups and demographics.

Since February 2004, we have utilized a fully integrated marketing program that includes national television advertising, direct marketing, online advertising, and other components. Our advertising expenditures were $31.0 million (7.1% of total revenues) in fiscal 2006, $35.2 million (7.4% of total revenues) in fiscal 2007 and $33.4 million (7.1% of total revenues) in fiscal 2008, reflecting the continuation and further enhancement of our marketing initiatives.

We employ a variety of different marketing tools and programs to drive traffic to our stores and raise brand awareness. We use television advertising that targets both children and adults to keep our experience and Build-A-Bear Workshop products top of mind, and periodically feature specific new product introductions and promotions as a call-to-action to visit our stores. We also use radio, print and online advertising integrating our message across various touchpoints to maximize our reach to new and existing guests. We leverage the database from our Stuff Fur Stuff club loyalty program of over four million active members in our direct mail and e-mail programs and provide information and e-commerce on our website, www.buildabear.com.

In 2007, we created a whole new extension of our experience in the virtual world, buildabearville.com, with enhanced capabilities customization options and social connectivity features which we use to promote brand connection and in-store products and events.

Our Stuff Fur Stuff club electronically-tracked loyalty program completed it second full year in national operation in the United States as well as it first anniversary in Canada. The program is designed to reward repeat guests visits by providing one point for each $1 spent, with a $10 discount certificate awarded for every 100 points. The data collected gives us insight into the overall purchasing history of members including visit frequency, items purchased and amounts spent on each visit and cumulatively over time. We continue to leverage this information and improve our direct mail effectiveness and response rates through additional targeting and personalization of communications and offers. We launched a version of the Stuff Fur Stuff program in the United Kingdom in fall of 2008.

We leverage our marketing initiatives and expertise throughout in our European operations to raise global brand awareness and drive traffic to our store locations including direct mail and e-mail communication program, print advertising, in-store events, tourism marketing in select markets and public relations. We expect to continue to add expand and enhance our European marketing initiatives to continue to grow our business.

Licensing and Strategic Relationships

We have developed licensing and strategic relationships with some of the leading retail and cultural organizations in North America and Europe. We believe that our guest base and our position in our industry category makes us an attractive partner and our customer research and insight allows us to focus on strategic relationships with other companies that we believe are appealing to our guests. We plan to continue to add strategic relationships on a selective basis with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice.

Product and Merchandise Licensing. We have key strategic relationships with select companies, including World Wildlife Fund US and Canada, Skechers, Sanrio®, the NBA, the WNBA®, MLB, Limited Too, now including the Justice® brand, Disney®, NFL, the NHL®, FIFA® and First Book®, in which we feature their brands on our products sold in our stores. These strategic relationships allow both parties to generate awareness around their brands. We have relationships with groups that pursue socially responsible causes, as well as companies that have strong consumer brands, in order to respond to our Guests’ interests. We have also offered selected character-oriented products including Disney’s Hannah Montana® and High School Musical®, Mumble, the feature character in a Warner Bros. animated film, Happy Feet, DreamWorks’ character, Shrek® as well as classic movie characters such as Rudolph the Red-Nosed Reindeer®, Clarice® and Frosty the Snowman®.

Promotional Arrangements. We have also developed promotional arrangements with select organizations. Our arrangements with Major League Baseball teams, including the Chicago Cubs®, St. Louis Cardinals™ and New York Mets® have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium. In 2006 and 2007, we partnered with McDonald’s® to feature limited edition, collectible mini Build-A-Bear Workshop animals in Happy Meals®. We also have had arrangements featuring product sampling, cross promotions and shared media with companies such as, JCPenney, Embassy Suites Hotels, Purina, Macy’s, Kraft Foods and Kellogg’s® as well as targeted promotions with key media brands like National Geographic Kids®, Good Housekeeping and Radio Disney.

Third Party Licensing. We have entered into a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop branded products including children’s furniture, fruit snacks, video and DVD games, a direct-to-home monthly affinity club, craft kits, children’s slippers, infant developmental toys and school fundraising products. We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability. We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise. We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards. We have entered into or maintained licensing arrangements for our branded products with leading manufacturers including Pulaski Furniture, ConAgra Foods, Scholastic At Home, The Game Factory, Payless ShoeSource, Extra Large Technology, Snap TV, and Kids Preferred.

Industry and Guest Demographics

While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible product is stuffed animals, including our flagship product, the teddy bear, a widely adored stuffed animal for over 100 years. According to data published by the Toy Industry Association and The NPD Group, sales of the traditional toy market were $22.2 billion in the United States (excluding video games) in 2008 with plush and doll sales having a combined 20% share of the traditional toy market. According to further data provided by The NPD Group, worldwide toy sales topped $71.96 billion dollars in 2007. In 2008, Playthings Magazine ranked us as the 10th largest toy retailer in the United States for 2007 based on sales.

Our guests are diverse, spanning broad age ranges and socio-economic categories. Major guest segments include families with children, primarily ages three to twelve, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools. Based on information compiled from our guest database for 2008, the average age of the recipient of our stuffed animals at the time of purchase is nine years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.

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

Employees and Training

In January 2009, we were recognized by Fortune magazine as one of 100 Best Companies to Work For. We believe that this high honor is the result of our commitment to providing a great experience for our diverse team of associates as well as our guests. We have a distinctive culture that we believe encourages contribution and collaboration. We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance. All store managers receive comprehensive training through our Bear University program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores. We extensively train our associates on the bear-making process and the guest experience. In fiscal 2008, we hired less than 4% of applicants for store manager positions. We focus on employing and retaining people who are friendly and focused on guest service. Our high employee retention rates contribute to the consistency and quality of the guest experience. Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys. Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded. We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.

As of January 3, 2009, we employed approximately 1,200 full-time and 4,800 part-time employees. We divide our store base into four geographic regions, with the United Kingdom, Ireland and France representing one of those regions. The regions are supervised by our Chief Operations and Financial Bear and four Regional Workshop Directors. Bearitory Leaders are responsible for each of our 30 bearitories consisting of on average, twelve stores. Historically, each of our stores generally has had a full-time Chief Workshop Manager and two full-time Assistant Workshop Managers in addition to hourly Bear Builder® associates, most of whom work part-time. In 2008, in response to changes in customer traffic, we began to implement a more flexible store staffing model. The number of part-time employees fluctuates depending on our seasonal needs. In addition to the approximately 5,600 employees at our store locations, we employ approximately 300 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri, approximately 100 associates at our Bearhouse distribution center in Groveport, Ohio, and approximately 25 associates in our European Bearquarters in Windsor, England. We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants. Store managers and Bearquarters associates pass specific profile assessments. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

International Franchises

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening company-owned stores in Canada and our first franchised location in the United Kingdom. As of January 3, 2009, there were 62 Build-A-Bear Workshop franchised stores located in the following countries:

Japan	10
South Africa	9
Denmark	8
Australia	6
Thailand	6
Singapore	5
Germany	4
Russia	4
Norway	3
Benelux (1)	3
Other	4

(1)	Benelux includes Belgium, the Netherlands and Luxembourg.

All stores outside of the U.S., Canada, the United Kingdom, Ireland and France are currently operated by third party franchisees under separate master franchise agreements covering each country. Master franchise rights are typically granted to a franchisee for an entire country or group of countries for a specified term. The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time franchise fee and continuing royalties based on a percentage of sales made by the franchisees’ stores. The terms of these agreements range up to ten years with a franchisee option to renew for an additional term if certain conditions are met. All franchised stores have similar signage, store layout and merchandise characteristics to our company-owned stores. Our goal is to have well-capitalized franchisees with expertise in retail operations and real estate in their respective country. We work in conjunction with our franchisees in the development of their business, marketing and store growth plans. We approve all franchisees’ orders for merchandise and have oversight of their operational and business practices in an effort to ensure they are in compliance with our standards. We expect our current and anticipated franchisees to open approximately 5 to -10 new stores, net of closures, in fiscal 2009 in both existing and new countries.

On April 2, 2006 we acquired Amsbra Limited, our former franchisee in the United Kingdom, and The Bear Factory Limited, a stuffed animal retailer in the United Kingdom. Amsbra previously operated all of the franchised Build-A-Bear Workshop stores located in the United Kingdom. Upon completion of this acquisition, all of the franchised locations in the United Kingdom became company owned-stores.

Sourcing and Inventory Management

We do not own or operate any manufacturing facilities. Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China. We purchased approximately 81% of our inventory in fiscal 2008, approximately 82% in fiscal 2007 and approximately 83% in fiscal 2006 from three vendors. After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing facilities in China that are approved by us in accordance with our quality control and labor standards. Our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification.

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

Management Information Systems and Technology

Technology is a key component of our business strategy and we are committed to utilizing technology to enhance our competitive position. Our information and operational systems utilize a broad range of both purchased and internally developed applications which support our guest relationships, marketing, financial, retail operations, real estate, merchandising, and inventory management processes. Our employees can securely access these systems over a company-wide network. Sales, daily deposit and guest information are automatically collected from the stores’ point-of-sale terminals and kiosks on a near real time basis. We have developed proprietary software including domestic and international versions of our Name Me kiosk, Find-A-Bear® identification system, and our party scheduling system. Data from these systems are used to support key decisions in all areas of our business, including merchandising, allocation and operations.

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

We also believe that there is an emerging trend within children’s play patterns towards internet and online play. According to Emarketer.com, kids aged 8 to 11 reported that they spend between one and two hours online each day. In 2007, 24% of US child and teen Internet users will visit virtual worlds. By 2011, an estimated 53% will do so. Therefore, we believe we compete with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com. Build-A-Bear Workshop is the only virtual world with real world retail stores.

Intellectual Property and Trademarks

As of January 3, 2009, we had obtained over 244 U.S. trademark registrations, including Build-A-Bear Workshop for stuffed animals and accessories for the animals, retail store services and other goods and services, over 37 issued U.S. patents with expirations ranging from 2013 through 2024 and over 212 copyright registrations. In addition, we have over 105 U.S. trademark and two U.S. patent applications pending. We also license three patents from third-parties, including a patent for the pre-stitching system used for closing up our stuffed animals after they have been stuffed (U.S. Patent No. 6,109,196). Pursuant to an exclusive patent license agreement with Tonyco, Inc. dated March 12, 2001, we were granted an exclusive license for use of the patent in retail stores similar to ours. While we have the right to sublicense the patent, the licensor has agreed not to grant competing license rights to any of our competitors. In the event that we or the licensor has reason to believe that a third party is infringing upon the patent, the licensor is generally required to bear the expenses required to maintain and defend the patent. The term of the agreement is for the full life of the patent and any improvements thereon. The term will expire in 2019 unless we terminate the agreement, upon notice to the licensor, in the event that the patent lapses due to the licensor’s non-payment of maintenance taxes and fees for the patent. We paid the licensor $760,000 for the license. All payments due under the license have been made and no ongoing payments are required by us.

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

Availability of Information

We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investor Relations section of our corporate website, http://ir.buildabear.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at http://www.sec.gov. Our annual reports to shareholders, press releases and recent analyst presentations are also available on our website, free of charge, in the Investor Relations section or by writing to the Investor Relations department at World Bearquarters, 1954 Innerbelt Business Center Dr., St. Louis, MO 63114.

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

Risks Related to Our Business

A continued decline in general global economic conditions could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending, and have an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A continued slowdown in the United States, Canadian or U.K. economies or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability.

A continued decrease in the customer traffic generated by the shopping malls in which we are located, which we depend upon to attract guests to our stores, could adversely affect our financial condition and profitability.

While we invest heavily in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on customer traffic in the malls in which our stores are located. In order to generate guest traffic, we generally attempt to locate our stores in prominent locations within high traffic shopping malls. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations. We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. In addition, customer mall traffic may be reduced due to a loss of consumer confidence because of the economy, terrorism or war. If we are unable to generate sufficient guest traffic, our sales and results of operations would be harmed. A significant decrease in shopping mall traffic could have a material adverse effect on our financial condition and profitability. For example, the slower economy has caused us to reduce our growth plans.

If we are unable to generate interest in and demand for our interactive retail experience, including being able to identify and respond to consumer preferences in a timely manner, our financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that our past success will be sustained or there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our animals, animal apparel or accessories, or a misjudgment of consumer preferences or fashion trends, could have a negative impact on our business, financial condition and results of operations. In 2008, we announced plans to close the friends 2B made concept and recognized $3.0 million in pre-tax impairment charges. We anticipate that all stores will be closed by the end of the fiscal 2009 third quarter and estimate that we will incur additional charges in the range of $1.9 million to $2.3 million. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability. For example, in 2007, we wrote-off $1.6 million, net of tax, of inventory, including excess Shrek® merchandise.

Our future growth and profitability could be adversely affected if our marketing and online initiatives are not effective in generating sufficient levels of brand awareness and guest traffic.

In February 2004, after development and testing in selected markets, we introduced nationwide a multi-media marketing program targeting our core demographic guests, principally parents and children, which contributed to an increase in our comparable store sales in fiscal 2004. We continue to update and evaluate our marketing initiatives, focusing on brand awareness and rapidly changing consumer preferences. We may not be able to successfully engage children in our virtual world website, buildabearville.com, and achieve high enough traffic levels nor be able to leverage the site to drive traffic to our stores. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing programs and future marketing efforts that we undertake, including our ability to:

•	create greater awareness of our brand, interactive shopping experience and products;

•	identify the most effective and efficient level of spending in each market;

•	determine the appropriate creative message and media mix for marketing expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	select the right geographic areas in which to market;

•	convert consumer awareness into actual store visits and product purchases; and

•	reach a level of engagement on the virtual world website with large numbers of unique visitors with frequent visitation that drives visits to our retail stores resulting in purchases.

Our planned marketing expenditures may not result in increased total or comparable store sales or generate sufficient levels of product and brand name awareness. We may not be able to manage our marketing expenditures on a cost-effective basis.

If we are not able to reverse or significantly reduce negative comparable store sales trends, our results of operations could be adversely affected.

Our comparable store sales for fiscal 2008 declined 14.0% following a 9.9% decline in 2007, a 6.5% decline in fiscal 2006, a 0.2% decline in fiscal 2005, and an 18.1% increase in fiscal 2004. We believe that the decrease in 2008 was primarily attributable to the economic recession and decrease in consumer wealth, a continued decline in shopping mall customer traffic and changes in media strategies, online entertainment, children’s media consumption and play patterns. We believe that the decrease in 2007 was primarily attributable to a decline in shopping mall customer traffic and consumer spending on discretionary products, changes in media strategies, online entertainment, children’s media consumption and play patterns, competitive plush animal products and lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter. We believe that the decrease in 2006 was primarily the result of changing customer preferences, a decline in customer traffic, and the more difficult macro economic conditions generally impacting consumer confidence and spending patterns. In 2005, ongoing programs in advertising were successful in maintaining our comparable store sales levels. The increase in 2004 was largely attributable of the nationwide multi-media marketing program we initiated in February 2004, an appearance on a syndicated television show, enhanced merchandising initiatives include new product introductions and strategic partnerships and generally positive macro-economic conditions. We believe the principal factors that will affect comparable store results include the following:

•	the continuing appeal of our concept;

•	the effectiveness of our marketing efforts to attract new and repeat guests;

•	consumer confidence and general economic conditions;

•	our ability to anticipate and to respond, in a timely manner, to consumer trends;

•	the continued introduction and expansion of our merchandise offerings;

•	the impact of new stores that we open in existing markets;

•	mall traffic;

•	competition for product offerings including in the online space;

•	the timing and frequency of national media appearances and other public relations events; and

•	weather conditions.

As a result of these and other factors, we may not be able to generate or achieve comparable stores sales growth in the future. If we are unable to do so, our results of operations could be significantly harmed and we may be required to record significant impairment charges.

Our growth strategy requires us to open a significant number of new stores in the United States, Canada, the United Kingdom, Ireland and France each year. If we are not able to open new stores or to effectively manage this growth, it could adversely affect our ability to grow and could significantly harm our profitability.

Our growth will largely depend on our ability to open and operate new stores successfully in the United States, Canada, the United Kingdom, Ireland and France. We opened 25, 50, and 35 stores in fiscal 2008, 2007 and 2006, respectively. We plan to slow new store growth in fiscal 2009 to include opening one new store in North America and no new stores in Europe. Our ability to identify and open new stores in future years in desirable locations and operate such new stores profitably is a key factor in our ability to grow successfully. We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new stores can be profitably operated. We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations. For example, as of January 3, 2009, we have closed two stores since our inception (not including four stores that we closed in connection with our 2006 acquisition of Amsbra and The Bear Factory). We cannot assure you that we will not have other stores in the future that we may decide to close. In addition, our ability to open new stores and manage our growth will be limited to some extent by market saturation of our stores. Our ability to open new stores and to manage our growth also depends on our ability to:

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

In July 2005, we opened our flagship store in New York City. This store is much larger than our typical mall-based stores and originally included additional facilities, such as a restaurant, that we do not operate in our typical mall-based stores. Because of these differences, we may be unable to generate revenues from this store at a level that justifies keeping the store open. In 2007, we closed the restaurant section of the store. Closing this store could not only have an adverse impact on our profitability, as the costs of opening this store were much larger than those for a typical store, but, as our flagship store, it could also have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.

Increased demands on our operational, managerial and administrative resources as a result of our growth strategy could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability.

If we are not able to close our friends 2B made concept on terms we currently anticipate, our results of operations could be adversely affected.

In the third quarter of fiscal 2008, we announced plans to close our friends 2B made concept, our proprietary line of make-your-own dolls and related products. The closure plan affects our nine friends 2B made locations, all but one of which is inside or adjacent to a Build-A-Bear Workshop store, separate friends 2B made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s website, www.friends2bmade.com. We anticipate that all stores will be closed by the end of the fiscal 2009 third quarter and estimate that the closures will result in charges in the range of $1.9 million to $2.3 million. While we expect to complete the closures by the end of the third quarter of fiscal 2009, the specific timing of the closures is dependent on finalizing third-party agreements and is therefore subject to change. If we are not able to close the stores in accordance with the anticipated timing, if we are not able to liquidate friends 2B made inventory as currently planned or if lease termination costs are higher than currently anticipated, the charges related to the concept closure may be higher, negatively affecting our results of operations.

If we are not able to franchise new stores outside of the United States, Canada, the U.K, Ireland and France, if we are unable to effectively manage our international franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. We intend to continue expanding outside of our company-owned regions through franchising in several countries over the next several years. As of January 3, 2009, there were 62 Build-A-Bear Workshop franchised stores located outside of the United States, Canada, the U.K, Ireland and France. We cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing North American and European markets, which may cause these stores to be less successful than those in our existing markets. Additionally, our franchisees may experience merchandising and distribution expenses and challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

The success of our franchising strategy will depend upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow the franchise operation and upon the ability of those franchisees to develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising strategy may not be profitable to us. Moreover, our brand image and reputation may suffer. For example, our initial franchisees in South Korea, the Netherlands and France performed below expectations and we transferred those agreements to other parties. In addition, in 2008, our franchisee in India closed the three stores it had in operation and discontinued the franchise agreement as a result of being unable to profitably operate their stores. Furthermore, even if our international franchising strategy is successful, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business strategies and objectives, we are responsible for ensuring the success of the Build-A-Bear Workshop brand and all of our stores.

The laws of the various foreign countries in which our franchisees operate govern our relationships with our franchisees. These laws, and any new laws that may be enacted, may detrimentally affect the rights and obligations between us and our franchisees and could expose us to additional liability.

If we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.

We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, at either the landlord’s options or ours. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters within the malls. In addition, the lease for our store in the Downtown Disney® District at the Disneyland® Resort in Anaheim, California provides that the landlord may terminate the lease at any time, subject to the payment of an early termination fee. As a result, we cannot assure you that the landlord will not exercise its right to terminate this lease.

In addition, most of our leases will expire within the next ten years and our initial leases are near completion and do not contain options to renew. We may not be offered a lease renewal by our landlord, may not be able to renew leases under favorable economic terms or maintain our existing store location thereby requiring additional capital expenditure to move the store location within the mall. Those locations may be in parts of the mall that have less traffic or be positioned further from our desired co-tenants and our ongoing sales and profitability results may be negatively affected. The terms of new leases may not be as favorable, increasing store expenses and impacting overall profitability.

We rely on a few vendors to supply substantially all of our merchandise, and any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any manufacturing facilities. We purchased approximately 81% in fiscal 2008, approximately 82% in fiscal 2007 and approximately 83% of our merchandise in fiscal 2006, from three vendors. These vendors in turn contract for our orders with multiple manufacturing facilities for the production of merchandise. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.

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

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins. For example, our results in fiscal 2008 and 2007 were impacted by fuel surcharges due to higher petroleum products prices. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

We may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that our guests believe are unethical.

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

In addition to serving as an online sales portal, our website, www.buildabearville.com, features children’s games, e-cards and printable party invitations and thank-you notes, and provides an opportunity for children under the age of 13 to sign up, with the consent of their parent or guardian, to receive our online newsletter. We currently obtain and retain personal information about our website users. In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear identification system. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulations include or may include requirements that companies establish procedures to:

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

Such regulation may also include enforcement and redress provisions. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our websites are designed to be fully compliant with the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations.

We have a stringent privacy policy covering the information we collect from our guests and have established security features to protect our guest database and website. However, our security measures may not prevent security breaches. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If unauthorized third parties were able to penetrate our network security and gain access to, or otherwise misappropriate, our guests’ personal information, it could harm our reputation and, therefore, our business and we could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our website, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Such charges could adversely impact guest relationships and ultimately cause a decrease in net sales and also expose us to litigation and possible liability.

Our virtual world website, primarily for children, buildabearville.com, allows social interaction between users. While we have security features and chat monitoring, our security measures may not protect users’ identities and our online safety measures may be questioned which may result in negative publicity or a decrease in visitors to our site. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislature that are costly to implement and negatively impact our results.

We may suffer negative publicity or be sued if the manufacturers of our merchandise ship any products that do not meet current safety standards or production requirements or if our products are recalled or cause injuries.

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

We rely on a single company-owned distribution center to service the majority of our stores in North America, we may be unable to realize the anticipated benefits from our company-owned distribution center and our third-party distribution center providers used in Canada and Europe may perform poorly.

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

Our leases in the United Kingdom and Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only”. We may be required to pay base rents that are significantly higher than we have forecast. For example, past rent reviews have resulted in increases as high as 40% in select locations within the U.K. Additionally, leases in France may require us to pay an entry fee to the landlord or make key money payments to secure lease assignments from current tenants. French leases also are subject to annual indexation increases that are typically tied to French economic metrics. We may not be able to operate store locations profitably because of these economic differences.

Our market share may be adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and Sears and other discount chains, as well as with a number of manufacturers that sell plush toys in the United States and Canada, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Russ Berrie, Applause, Boyds, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that currently none of these companies offers the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot assure you that they will not compete directly with us in the future.

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

We also believe that there is an emerging trend within children’s play patterns towards internet and online play. According to Emarketer.com, kids aged 8 to 11 reported that they spend between one and two hours online each day. In 2007, 24% of US child and teen Internet users will visit virtual worlds. By 2011, an estimated 53% will do so. Therefore, we believe we compete with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com. Build-A-Bear Workshop is the only virtual world with real world retail stores. A growing number of traditional children’s toy and entertainment companies have also developed their own virtual world online play sites including Barbie.com® or be-bratz.com and virtualmagickingdom.com. We cannot assure you that children’s preferences for our products will remain strong nor that our online website for children, buildabearville.com, will be successful in attracting children to our brand. If children decide to engage with other products or websites, our sales will be negatively impacted and our results will be materially impacted.

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

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;

•	increases or decreases in comparable store sales;

•	changes in general economic conditions and consumer spending patterns;

•	seasonal shopping patterns, including whether the Easter holiday occurs in the first or second quarter and other vacation schedules;

•	the effectiveness of our inventory management;

•	the timing and frequency of our marketing initiatives;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings;

•	actions of competitors or mall anchors and co-tenants;

•	weather conditions;

•	the timing of new store openings and related expenses; and

•	the timing and frequency of national media appearances and other public relations events.

If our future quarterly results fluctuate significantly or fail to meet the expectations of the investment community, then the market price of our common stock could decline substantially.

Fluctuations in our operating results could reduce our cash flow and we may be unable to repurchase shares at all or at the times or in the amounts we desire or the results of the share repurchase program may not be as beneficial as we would like.

Our Board of Directors has implemented a $50 million share repurchase program. The program does not require the Company to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of the share repurchase program may not be as beneficial as we would like.

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

Stores

As of January 3, 2009, we operated 292 retail stores located primarily in major malls throughout the United States and Canada, 50 stores located in the United Kingdom, three stores in France and one store in Ireland. Our mall-based stores generally range in size from 2,000 to 4,000 gross square feet and average approximately 2,600 square feet, while our tourist location stores currently range up to 7,000 square feet and our flagship store in New York City is approximately 20,000 square feet. Our stores are highly visual and colorful featuring a teddy bear theme and larger than life details including a “sentry bear” at the front entry, custom-designed fixtures as well as a customized Build-A-Bear Workshop tile logo in our entryway. Our stores are designed to be open and inviting so that guests can fully immerse in the shopping experience and actively participate in the creation and customization of their purchase. Our typical store features two stuffing machines, five Name Me computer stations and numerous displays of fully-dressed stuffed animals throughout the store. We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as a proprietary forecasting model that projects a potential location’s first year sales. We have identified a significant number of target sites that meet our criteria for new stores in new and existing markets. We seek to locate our mall-based stores in areas with maximum customer traffic, often near to or in the center of the mall, as well as offering adjacencies to other children, teen and family retailers. After we approve a site, it typically takes approximately 25 weeks to finalize the lease, design the layout, build out the site, hire and train associates, and stock the store for opening.

We lease all of our store locations. Due to our attraction as a family-oriented entertainment destination concept with high net sales per gross square foot that, in fiscal 2008, generally exceeded the average for the malls in which we operated, we have received numerous requests from mall owners and developers to locate a Build-A-Bear Workshop store in their malls. We believe that we generally have negotiated favorable lease terms including provisions providing for exclusivity of operation of our concept in the mall.

Most of our leases have an initial term of ten years and do not have renewal options or clauses although our leases in the U.K. and France are typically covered by laws and regulations that give us priority rights of renewal. A number of our leases provide a lease termination or “kick out” option, which may be mutual, allowing either party to exercise the option in a pre-determined year or years, typically the third or fourth year and sixth or seventh year of the lease, if we do not meet certain agreed upon minimum sales levels. In addition, our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Most of our leases in North America also require the payment of a fixed minimum rent as well as percentage rent based on sales in excess of agreed upon minimum annual sales levels. Our leases in the United Kingdom and Ireland typically have rent reviews every five years in which the base rental rate is adjusted to current market rates if they are higher than the original rent agreed. Leases in France may require us to pay an entry fee to the landlord or make key money payments to secure lease assignments from current tenants. French leases also are subject to annual indexation increases that are typically tied to French economic metrics.

Following is a list of our 346 company-owned stores in the United States, Canada, the United Kingdom, Ireland and France as of January 3, 2009:

State	Number of Stores
Alabama	5
Alaska	1
Arizona	5
Arkansas	3
California	27
Colorado	6
Connecticut	5
Delaware	1
Florida	20
Georgia	8
Hawaii	1
Idaho	1
Illinois	9
Indiana	7
Iowa	3
Kansas	2
Kentucky	3
Louisiana	5
Maine	2
Maryland	5
Massachusetts	9
Michigan	5
Minnesota	2
Mississippi	1
Missouri	7
Montana	1
Nebraska	1
Nevada	4
New Hampshire	2
New Jersey	12
New Mexico	1
New York	13
North Carolina	9
Ohio	10
Oklahoma	2
Oregon	3
Pennsylvania	11
Puerto Rico	1
Rhode Island	1
South Carolina	3
Tennessee	6
Texas	24
Utah	3
Virginia	9
Washington	6
West Virginia	1
Wisconsin	5

Canadian Province	Number of Stores
Alberta	2
British Columbia	3
Manitoba	1
Nova Scotia	1
Ontario	10
Quebec	3
Saskatchewan	1
United Kingdom
England	42
Scotland	6
Wales	1
Northern Ireland	1
Ireland	1
France	3

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

In the United Kingdom, we lease approximately 2,000 square feet for our regional headquarters, or U.K. Bearquarters, in Windsor, England. The lease commenced in August 2003. The lease can be terminated at any time by either party giving notice of termination six months prior to cancellation.

In September 2006, we completed construction of a company-owned warehouse and distribution center, or Bearhouse, in Groveport, Ohio. The facility is approximately 350,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in ordinary routine litigation typical for companies engaged in our line of business. We are involved in several court actions seeking to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As of the date of this annual report on Form 10-K, we are not involved in any pending legal proceedings that we believe would be likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004. The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$14.48	$7.89	$31.50	$22.00
Second Quarter	$11.45	$7.14	$31.19	$22.10
Third Quarter	$8.49	$5.61	$26.24	$15.10
Fourth Quarter	$8.05	$3.02	$19.98	$13.76

As of March 13, 2009, the number of holders of record of the Company’s common stock totaled approximately 2,152.

PERFORMANCE GRAPH

The following performance graph compares the 50-month cumulative total stockholder return of our common stock, with the cumulative total return on the Russell 2000® Index and an SEC-defined peer group of companies identified as SIC Code 5600-5699 (the “Peer Group”). The Peer Group consists of companies whose primary business is the operation of apparel and accessory retail stores. Build-A-Bear Workshop® is not strictly a merchandise retailer and there is a strong interactive, entertainment component to our business which differentiates it from retailers in the Peer Group. However, in the absence of any other readily identifiable peer group, we believe the use of the Peer Group is appropriate.

The performance graph starts with our initial public offering on October 28, 2004 and ends on January 2, 2009, the last trading day prior to January 3, 2009, the end of our fiscal 2008. The graph assumes that $100 was invested on October 28, 2004 in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast the possible future performance of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Sep. 28, 2008 – Oct. 25, 2008 (1) (2)	28,199	$7.86	28,101	$30,987,872
Oct. 26, 2008 – Nov. 22, 2008 (1)	24	$8.84	—	$30,987,872
Nov. 23, 2008 – Jan. 3, 2009 (1)	103	$4.91	—	$30,987,872
Total	28,326	$7.85	28,101	$30,987,872

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
(2)	On March 3, 2009, we announced an extension of our $50 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.

On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the following twelve months. The program was authorized by our board of directors. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million for an additional twelve months. On March 3, 2009, we announced an additional twelve month extension of our share repurchase program. We currently intend to purchase up to $50 million of our common stock in the in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program has been and is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of March 13, 2009, approximately 1,862,000 shares at an average price of $10.21 per share have been repurchased under this program for an aggregate amount of $19.0 million.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of fiscal 2008.

Dividend Policy

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

Throughout this annual report on Form 10-K, we refer to our fiscal years ended January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005 and January 1, 2005 , as fiscal years 2008, 2007, 2006, 2005 and 2004, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. Fiscal years 2007, 2006, 2005, and 2004 included 52 weeks and fiscal year 2008 included 53 weeks. All of our fiscal quarters presented in this annual report on Form 10-K included 13 weeks, with the exception of the fourth quarter of fiscal 2008 which included 14 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week or 14-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data as of January 3, 2009 and December 29, 2007 and the statement of income and other financial data for our fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The balance sheet data as of December 30, 2006, December 31, 2005 and January 1, 2005, and the statement of income and other financial data for our fiscal years ended December 31, 2005 and January 1, 2005 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	Fiscal Year
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share, per share and per gross square foot data)
Statement of income data:
Total revenues	$467,861	$474,361	$437,072	$361,809	$301,662
Costs and expenses:
Cost of merchandise sold	270,463	259,078	227,509	180,373	150,903
Selling, general and administrative	185,608	177,375	158,712	133,921	115,939
Store preopening	2,410	4,416	3,958	4,812	2,186
Store closing	2,952	—	—	—	—
Interest expense (income), net	(799)	(1,531)	(1,530)	(1,710)	(299)

Total costs and expenses	460,634	439,338	388,649	317,396	268,729

Income before income taxes	7,227	35,023	48,423	44,413	32,933
Income tax expense	2,663	12,514	18,933	17,099	12,934

Net income	4,564	22,509	29,490	27,314	19,999
Cumulative dividends and accretion of redeemable preferred stock	—	—	—	—	1,262
Cumulative dividends on nonredeemable preferred stock	—	—	—	—	263

Net income available to common and participating preferred stockholders	$4,564	$22,509	$29,490	$27,314	$18,474

Net income allocated to common stockholders	$4,564	$22,509	$29,490	$27,314	$8,519

Net income allocated to participating preferred stockholders	$—	$—	$—	$—	$9,955

Earnings per common share:
Basic	$0.24	$1.11	$1.46	$1.38	$2.30
Diluted	$0.24	$1.10	$1.44	$1.35	$1.07
Shares used in computing common per share amounts:
Basic	19,153,123	20,256,847	20,169,814	19,735,067	3,702,365
Diluted	19,224,273	20,448,793	20,468,256	20,229,978	18,616,435

	Fiscal Year
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share, per share and per gross square foot data)
Other financial data:
Gross margin ($) (1)	$190,500	$209,090	$205,063	$178,528	$149,566
Gross margin (%) (1)	41.3%	44.7%	47.4%	49.7%	49.8%
Capital expenditures, net (2)	$23,215	$37,235	$54,036	$32,652	$17,732
Depreciation and amortization	28,883	26,292	22,394	17,592	14,948
Cash flow data:
Cash flows provided by operating activities	$23,615	$56,374	$53,035	$54,642	$48,527
Cash flows used in investing activities	(26,629)	(40,938)	(93,772)	(37,077)	(17,732)
Cash flows (used in) provided by financing activities	(14,024)	(3,052)	3,537	6,058	15,931
Cash dividends declared per common share	$—	$—	$—	$—	$0.55
Store data (3):
Number of stores at end of period
North America	292	272	233	200	170
Europe	54	49	38	—	—

Total Stores	346	321	271	200	170
Square footage at end of period
North America	856,504	810,208	712,299	615,194	514,341
Europe	77,520	70,577	56,701	—	—

Total square footage	934,024	880,785	769,000	615,194	514,341
Average net retail sales per store (5) (6)	$1,329	$1,576	$1,761	$1,864	$1,857
Net retail sales per gross square foot - North America (6) (7)	$445	$516	$573	$615	$602
Consolidated comparable store sales change (%) (8)	(14.0)%	(9.9)%	(6.5)%	(0.2)%	18.1%
Balance sheet data:
Cash and cash equivalents	$47,000	$66,261	$53,109	$90,950	$67,327
Working capital	38,880	36,439	28,731	66,646	48,000
Total assets	300,152	339,531	305,170	246,108	189,237
Redeemable preferred stock	—	—	—	—	—
Total stockholders’ equity	167,725	193,608	170,443	130,357	95,510

(1)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.
(2)	Capital expenditures, net consist of leasehold improvements, furniture and fixtures, computer equipment and software purchases, as well as trademarks, intellectual property, key money deposits and deferred leasing fees.
(3)	Excludes our webstore and seasonal and event-based locations.
(4)	Square footage for stores located in Europe is estimated selling square footage and includes stores in the United Kingdom, Ireland and France.
(5)	Average net retail sales per store represents net retail sales from stores open throughout the entire period divided by the total number of such stores and as such, does not include European stores.
(6)	When we refer to average net retail sales per store and net retail sales per gross square foot for any period, we include in those calculations only those stores that have been open for that entire period, which does not currently include our European stores.
(7)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores. European stores are not included.
(8)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation. Fiscal 2008 first quarter was the first quarter that our European operations met the criteria for inclusion in our comparable store calculation. As such, there is no comparable data for Europe for periods prior to 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the leading, and only international, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of January 3, 2009, we operated 292 stores in the United States and Canada, 50 stores in the United Kingdom, one store in Ireland and three stores in France, and had 62 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we sell our products on our e-commerce Web site, www.buildabear.com and market our products and build our brand through our “virtual world” website, buildabearville.com, which complements our interactive shopping experience and positively enhances our core brand value. We also operate non-traditional store locations in Major League Baseball ballparks, one location in a zoo and one location in a science center.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee. The results of this acquisition’s operations have been included in the consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. Four of those locations closed during 2006. Of those four locations, two closed due to overlapping store locations in the Amsbra and Bear Factory portfolios, and the other two locations were concessions within department stores, which is a format that we chose not to continue in the United Kingdom. We converted and rebranded 25 Bear Factory stores to Build-A-Bear Workshop stores in time for the 2006 holiday season, resulting in a unified company brand throughout the U.K. and Ireland. During the store conversion and rebranding process, stores were temporarily closed on average for 22 days while many of the costs to operate the stores continue. During 2007, we improved sales performance and adopted internal best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base, resulting in improved sales and earnings from the acquisition. Also in 2007, we terminated our French franchise agreement and opened our first company-owned stores in France.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, and France, a webstore and seasonal, event-based locations;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

Selected financial data attributable to each segment for fiscal 2008, 2007 and 2006, are set forth in note 18 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Expansion and Growth Potential” subsections of this Overview.

We believe that we have developed an appealing retail store concept that, for stores open for the entire year, averaged $1.3 million in fiscal 2008, $1.6 million in fiscal 2007 and $1.8 million in fiscal 2006 in net retail sales per store, for stores open for the entire year, not including our European stores. For a discussion of the changes in comparable store sales in fiscal years 2008, 2007 and 2006, see “— Revenues.” Store contribution, which consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense, store closing expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore and seasonal and event-based locations, was 16.0% for fiscal 2008, 21.5% for fiscal 2007 and 24.9% for fiscal 2006. Total company net income as a percentage of total revenues was 1.0% for fiscal 2008, 4.7% for fiscal 2007 and

6.8% for fiscal 2006. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The store contribution of our average store, coupled with the fact that we have opened or acquired 196 company-owned stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France since the beginning of fiscal 2004 had been the primary reasons for our net income increasing over the period from fiscal 2004 through fiscal 2006. Net income declined in 2007 and 2008 due primarily to the decrease in comparable store sales. As we have added stores and grown our sales volume, the quantities of merchandise and supplies we purchase have increased which has created economies of scale for our vendors allowing us to obtain reduced costs for these items and increase our merchandise margin. In 2007 and 2008, merchandise margin improvement was more than offset by fixed occupancy cost deleverage due primarily to the decrease in comparable store sales.

In 2008 our results reflect the challenging retail environment – economic recession, declining mall traffic, and slowing consumer spending – factors impacting many retailers and particularly our Company given the discretionary nature of our products and our experience. Our total store contribution declined, primarily due to a 14.0% decrease in comparable store sales; this decrease in total store contribution was partially offset by improved store contribution from our European operations and increased contribution from our franchising and licensing operations.

Our 2009 plan balances our long term business goals while recognizing the near term challenges of the retail environment. While our full market potential in North America remains more than 350 stores, we will slow new store growth in 2009 to 1 new store, down from 20 stores in 2008. Slowing new store growth allows us to refocus on our business and align all operations around our goals of new guest acquisition and guest retention aimed at improving our comparable stores sales performance, while also building our long term brand value with the addition of our virtual world, buildabearville.com. Our brand strategy is to be wherever families and children go to have fun and our investment in buildabearville.com recognizes the emerging trend of kids’ interaction and play in the online space. We believe we are strongly positioned to lead in this space with over 70 million stuffed animals sold and over 24 million households in our database. In addition to leveraging buildabearville.com to bring traffic to our stores, our ongoing marketing and merchandise plans balance initiatives to attract new guests and retain existing guests. We will enhance communications to our loyalty program members who today include over four million active guests, and place emphasis on our product newness and collectability, a fundamental strength of our brand. Additionally, we have implemented cost reduction initiatives expected to result in approximately $15 million in annualized pre-tax savings. We ended fiscal 2008 debt free and with $47 million in cash and cash equivalents after investing $23.7 million in new stores and other capital projects. While our near term sales trends reflect the continuing decline in consumer spending, we believe that our business plan, superior store contribution model, strong cash flow and flexible capital structure will deliver long term sales and earnings growth.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our webstore and other non-mall locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks and third party credit cards to make purchases. We classify stores as new or comparable stores and do not include our webstore or seasonal, event-based locations in our store count or in our comparable store calculations. Stores enter the comparable store calculation in their thirteenth full month of operation and as such, European stores were not included for 2007. As of January 3, 2009, we operated nine friends 2B made locations. All but one of these locations are inside or adjacent to a Build-A-Bear Workshop store and share common store management, employees and infrastructure. Other than our stand-alone store in Ontario, California, these locations are considered expansions of the existing Build-A-Bear Workshop store and are not considered an addition to our total store count. The net retail sales of these expanded Build-A-Bear Workshop stores are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the expansion.

We have an automated frequent shopper program in the United States, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program was automated in July 2006 and replaced our former Buy Stuff® Club Program, which was a manual punch card system with limited tracking capability. The reward earned under the new program did not change. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount. We account for changes in the deferred revenue account at the total company level only. This is due to the fact that the frequent buyer discount can be earned or redeemed at any of our store locations. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in the deferred revenue amount. See “Critical Accounting Estimates” for additional details on the accounting for the deferred revenue program.

We use net retail sales per gross square foot and comparable store sales as performance measures for our business. The following table details net retail sales per gross square foot by age of store for the periods presented:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net retail sales per gross square foot - North America (1) (2)
Store Age > 5 years (145, 103 and 66 stores, respectively)	$448	$517	$577
Store Age 3-5 years (54, 65 and 80 stores, respectively)	$455	$537	$556
Store Age <3 years (73, 65 and 54 stores, respectively)	$432	$497	$592
All comparable stores	$445	$516	$573

(1)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores. European stores are excluded from the calculation. Calculated on an annual basis only.
(2)	Excludes our webstore and seasonal and event-based locations.

The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Comparable store sales change - North America (%) (1) (2)
Store Age > 5 years (145, 103 and 66 stores, respectively)	(16.0)%	(8.3)%	(5.2)%
Store Age 3-5 years (54, 65 and 80 stores, respectively)	(16.0)%	(10.2)%	(6.3)%
Store Age <3 years (73, 65 and 54 stores, respectively)	(20.2)%	(13.0)%	(9.4)%
Total comparable store sales change	(16.8)%	(9.9)%	(6.5)%
Comparable store sales change - Europe (%) (1) (2)	7.7%	—	—
Comparable store sales change - Consolidated (%) (1) (2)	(14.0)%	(9.9)%	(6.5)%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation. Fiscal 2008 first quarter was the first quarter that our European operations met the criteria for inclusion in our comparable store calculation. As such, there is no comparable data for Europe for fiscal 2007 or 2006.
(2)	Excludes our webstore and seasonal and event-based locations.

Prior to 2007, as a group our younger stores have performed at the highest sales per square foot level, above the chain-wide average. Often our stores open with strong sales performance in their first year of operation and show comparable store sales declines in years two and three; new stores typically pay for themselves between their first and second year of operation. Our older stores consistently perform the best on a comparable store sales basis.

Fiscal 2008 consolidated comparable store sales decreased by 14.0% including a 7.7% increase in Europe and a 16.8% decline in North America (full year comparable store sales are compared to the 53 week period ended Jan. 5, 2008). In fiscal 2007 consolidated comparable store sales decrease of 9.9%. Fiscal 2008 was the first year that our European operations met the criteria for inclusion in our comparable store calculation. The growth in comparable store sales in Europe largely reflects increases in brand awareness and improvements in merchandise, store operations, guest satisfaction and inventory flow since we completed the UK acquisition in 2006.

We believe the decline in consolidated comparable store sales was attributed primarily to the following factors:

•	the economic recession and dramatic decrease in consumer wealth has resulted in a significant decline in consumer sentiment resulting in a pullback in consumer spending;

•	the decline in shopping mall customer traffic during fiscal 2008 compared to fiscal 2007 has impacted the number of new and returning guests visiting our stores; and

•	changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls, have increased the interactive play alternatives available to children.

Comparable store sales decreased by 9.9% in fiscal 2007 following a decrease of 6.5% in fiscal 2006. We believe these changes can be attributed primarily to the following factors:

•	a decline in shopping mall customer traffic and consumer discretionary spending;

•	changes in media, online entertainment, children’s media consumption, and play patterns, particularly for girls; and

•	lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter.

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

As of January 3, 2009, we had 62 stores, including 16 opened and seven closed in fiscal 2008, operating under franchise arrangements in the following countries:

Japan	10
South Africa	9
Denmark	8
Australia	6
Thailand	6
Singapore	5
Germany	4
Russia	4
Norway	3
Benelux (1)	3
Other	4

(1)	Benelux includes Belgium, the Netherlands and Luxembourg.

On April 2, 2006, we acquired all of the outstanding shares of Amsbra Limited, our former U.K. franchisee. Amsbra operated all 11 of the franchised Build-A-Bear Workshop stores located in the United Kingdom. Upon completion of the acquisition, all of the franchised locations in the United Kingdom became company-owned stores.

Licensing revenue: Licensing revenue is based on a percentage of sales made by licensees to third parties and is recognized at the time the product is shipped by the licensee or at the point of sale. We have entered into a number of licensing arrangements whereby third parties manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop trademark. Licensing revenue also includes revenue from merchandise sold at stores operated by Landry’s restaurants.

Costs and Expenses

Cost of merchandise sold and gross margin: Cost of merchandise sold includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges; freight costs from the manufacturer to the warehouse; cost of warehousing and distribution; packaging damages and shortages; and shipping and handling costs incurred in shipment to customers. Gross margin is defined as net retail sales less the cost of merchandise sold.

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

Central office general and administrative expenses have grown over time in order to support the increased number of stores in operation and we believe will continue to grow as we add stores, but we expect this increase to be at a lower rate than the percentage increase in total revenues. Advertising increased significantly with the introduction in fiscal 2004 of our national television and online advertising campaign. We decreased the level of advertising expense as a percentage of net retail sales in fiscal 2008 as compared to fiscal 2007 and maintained the level of expense as compared to fiscal 2006. We anticipate continuing our investment of 7.0% to 7.5% of total revenues in advertising programs during 2009. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.

The Company has share-based compensation plans covering the majority of its employee groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of SFAS 123R – Share Based Payment (SFAS 123R). The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. In 2006, we recorded stock-based compensation of approximately $2.1 million ($1.4 million net of taxes). In 2007, we recorded stock based compensation of approximately $3.0 million ($1.9 million net of tax). In 2008, we recorded stock based compensation of $3.6 million ($2.3. million net of tax).

Store preopening: Preopening costs are expensed as incurred and include store set-up, certain labor and hiring costs, and rental charges incurred prior to a store’s opening.

Store closing: Store closing costs include costs associated with the closure of our friends 2B made concept including, but not limited to, long-lived asset impairment, lease termination and other costs.

Expansion and Growth Potential

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, United Kingdom, Ireland and France for the last three fiscal years can be summarized as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Beginning of period	321	271	200
U.K. Acquisition	—	—	40
Opened	25	50	35
Closed	—	—	(4)

End of period	346	321	271

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

Other than the one stand alone store opened in 2006, the friends 2B made stores are not included in the number of store openings in fiscal 2008, 2007 or 2006 as noted above but rather are considered expansions of Build-A-Bear Workshop stores. The friends 2B made merchandise is also offered from a separate display fixture in select Build-A-Bear Workshop stores. In the fiscal 2008 third quarter, we announced plans to close the friends 2B made concept.

In fiscal 2009, we anticipate opening one Build-A-Bear Workshop store in North America. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and 70 to 75 stores in the United Kingdom and Ireland.

Non-store Locations:

In 2004 we began offering merchandise in seasonal, event-based locations such as Major League Baseball ballparks. We expect to expand our future presence at select seasonal locations contingent on their availability. As of January 3, 2009, we had a total of five ballpark locations. We also opened up our first store in a science center during fiscal 2007 and our first store in a zoo during fiscal 2006.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. The number of international, franchised stores opened and closed for the periods presented below can be summarized as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Beginning of period	53	34	30
U.K. Acquisition	—	—	(11)
Opened	16	22	15
Closed	(7)	(3)	—

End of period	62	53	34

As of January 3, 2009, we had 15 master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 20 countries. We anticipate signing additional master franchise agreements in the future. We expect our current and future franchisees to open 5 to 10 stores in fiscal 2009, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom, Ireland and France. Our franchisee in India discontinued its franchise agreement and closed its three stores in 2008.

In April 2006, we acquired Amsbra Limited, our former franchisee in the United Kingdom. Amsbra owned all 11 franchised Build-A-Bear Workshop stores in the United Kingdom. Upon completion of the transaction, all of the franchised locations in the United Kingdom became company-owned stores.

Licensing Revenue:

In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products. These agreements generated revenue of $2.7 million in 2008, $2.6 million in 2007 and $1.0 million in 2006. We anticipate entering into additional license agreements in the future.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Revenues:
Net retail sales	98.5%	98.7%	99.0%
Franchise fees	0.9	0.8	0.8
Licensing revenues	0.6	0.5	0.2

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of merchandise sold (1)	58.7	55.3	52.6
Selling, general, and administrative	39.7	37.4	36.3
Store preopening	0.5	0.9	0.9
Store closing	0.6	—	—
Interest expense (income), net	(0.2)	(0.3)	(0.4)

Total costs and expenses	98.5	92.6	88.9

Income before income taxes	1.5	7.4	11.1
Income tax expense	0.6	2.6	4.3

Net income	1.0%	4.7%	6.7%

Gross margin (%) (2)	41.3%	44.7%	47.4%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Fiscal Year Ended January 3, 2009 (53 weeks) Compared to Fiscal Year Ended December 29, 2007 (52 weeks)

Total revenues. Net retail sales decreased to $461.0 million for fiscal 2008 from $468.2 million for fiscal 2007, a decrease of $7.2 million, or 1.5%. Sales from new stores contributed a $47.6 million increase in net retail sales. Included in net retail sales in fiscal 2008 is an adjustment to deferred revenue of $1.8 million, effective at the beginning of fiscal 2008, related to the assessment of redemption rates on our customer loyalty program. Offsetting these increases, comparable store sales decreased $63.5 million, or 14.0%. Other changes in net retail sales totaled $6.9 million and included the impact of the 53rd week in fiscal 2008, the impact of currency exchange rates, sales from non-store locations, and sales over the Internet.

Revenue from international franchise fees increased to $4.2 million for fiscal 2008 from $3.6 million for fiscal 2007, an increase of $0.6 million. This increase was primarily due to the addition of new franchisees and new franchised stores in fiscal 2008. Licensing revenue was $2.7 million in fiscal 2008 compared to $2.6 million in fiscal 2007. This increase was primarily due to the addition of new licensing agreements.

Gross margin. Gross margin decreased to $190.5 million for fiscal 2008 from $209.1 million for fiscal 2007, a decrease of $18.6 million, or 8.9%. As a percentage of net retail sales, gross margin decreased to 41.3% for fiscal 2008 from 44.7% for fiscal 2007, a decrease of 340 basis points as a percentage of net retail sales (‘bps’). This decrease resulted primarily from higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales as well as a decline in merchandise margins. Store asset impairment charges of $1.8 million also contributed to the decline.

Selling, general and administrative. Selling, general and administrative expenses were $185.6 million for fiscal 2008 as compared to $177.4 million for fiscal 2007, an increase of $8.2 million, or 4.6%. As a percentage of total revenues, selling, general and administrative expenses increased to 39.7% for fiscal 2008 as compared to 37.4% for fiscal 2007, an increase of 230 bps. The dollar increase was primarily due to 25 more stores in operation at January 3, 2009 as compared to December 29, 2007 with the increased salaries at the stores and central office to support the larger store base, severance costs related to central office staff reductions, as well as additional costs related to the virtual world, partially offset by a decrease in advertising. Selling, general and administrative expense as a percentage of total revenues was higher primarily due to lack of leverage on store and central office salaries including stock-based compensation expense.

Store preopening. Store preopening expense was $2.4 million for fiscal 2008 as compared to $4.4 million for fiscal 2007. The $2.0 million decrease was primarily due to opening 25 stores in fiscal 2008 as compared to 50 in 2007. These amounts include preopening rent expense of $0.4 million for fiscal 2008 and $1.0 million for fiscal 2007. Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.

Store closing. Store closing expense was $3.0 million for fiscal 2008 and consisted primarily of asset impairment charges related to the closure of the friends 2B made concept.

Interest expense (income), net. Interest income, net of interest expense, was $0.8 million for fiscal 2008 as compared to $1.5 million for fiscal 2007.

Provision for income taxes. The provision for income taxes was $2.7 million for fiscal 2008 as compared to $12.5 million for fiscal 2007. The effective rate was 36.8% in 2008 and 35.7% for fiscal 2007. The increase in the effective tax rate was primarily attributable to an increase of valuation allowances on net operating loss carryforwards offset by the release of tax reserves and the favorable impact of lower foreign taxes.

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

Gross margin. Gross margin increased to $209.1 million for fiscal 2007 from $205.1 million for fiscal 2006, an increase of $4.0 million, or 2.0%. As a percentage of net retail sales, gross margin decreased to 44.7% for fiscal 2007 from 47.4% for fiscal 2006, a decrease of 270 bps. This decrease resulted primarily from higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales. Costs associated with the write-off of excess inventory quantities also contributed to the decline in gross margin as a percentage of net retail sales. Improved merchandise margins partially offset the decrease in gross margin percentage.

Selling, general and administrative. Selling, general and administrative expenses were $177.4 million for fiscal 2007 as compared to $158.7 million for fiscal 2006, an increase of $18.7 million, or 11.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.4% for fiscal 2007 as compared to 36.3% for fiscal 2006, an increase of 110 bps. The dollar increase was primarily due to 50 more stores in operation at December 29, 2007 as compared to December 30, 2006 with the increased salaries at the stores and central office to support the larger store base. Selling, general and administrative expense as a percentage of total revenues was higher primarily due to an increase in the percentage of advertising expense as compared to total revenues, increased stock-based compensation expense and costs associated with the review of strategic alternatives. These increases were partially offset by efficiencies gained in the U.K. in its second year of operations.

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

Non-GAAP Financial Measures

We use the term “store contribution” throughout this annual report on Form 10-K. Store contribution consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense, store closing expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP).

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the U.K., Ireland and France (Europe) and for our consolidated store base:

	Fiscal 2008			Fiscal 2007
	North America	Europe	Total	North America	Europe	Total
Net income	$4,150	$414	$4,564	$21,849	$660	$22,509
Income tax expense	1,806	857	2,663	12,514	—	12,514
Interest expense (income)	(494)	(305)	(799)	(1,314)	(217)	(1,531)
Store depreciation, amortization and impairment (1)	18,813	4,264	23,077	19,286	2,662	21,948
Store preopening expense	1,832	578	2,410	3,436	980	4,416
Store closing expense (2)	2,952	—	2,952	—	—	—
General and administrative expense (3)	42,334	3,953	46,287	42,123	3,033	45,156
Franchising and licensing contribution (4)	(5,114)	—	(5,114)	(4,495)	—	(4,495)
Non-store activity contribution (5)	(4,166)	(553)	(4,719)	(3,250)	(499)	(3,749)

Store contribution	$62,113	$9,208	$71,321	$90,149	$6,619	$96,768

Total revenues from external customers	$392,368	$75,493	$467,861	$415,359	$59,004	$474,363
Franchising and licensing revenues from external customers	(6,898)	—	(6,898)	(6,193)	—	(6,193)
Revenues from non-store activities from external customers (5)	(14,540)	(1,616)	(16,156)	(16,321)	(1,149)	(17,470)

Store location net retail sales	$370,930	$73,877	$444,807	$392,845	$57,855	$450,700

Store contribution as a percentage of store location net retail sales	16.7%	12.5%	16.0%	22.9%	11.4%	21.5%

Total net income as a percentage of total revenues	1.1%	0.5%	1.0%	5.3%	1.1%	4.7%

(1)	Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges.
(2)	Store closing expense represents asset impairment and other charges related to the closure of the friends 2B made concept.
(3)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail costs and television advertising, which are included in store contribution.
(4)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.
(5)	Non-store activities include our Web stores and seasonal and event-based locations as well as intercompany transfer pricing charges.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2008				Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Total revenues	$123.8	$94.7	$107.2	$142.1	$116.8	$100.4	$109.8	$147.4
Gross margin(1)	55.1	35.3	43.7	61.0	53.7	41.5	47.0	66.9
Net income	6.4	(4.8)	(2.0)	5.0	8.1	1.6	3.0	9.9
Earnings per common share:
Basic	0.32	(0.25)	(0.11)	0.27	0.40	0.08	0.15	0.49
Diluted	0.32	(0.25)	(0.11)	0.27	0.39	0.08	0.15	0.48
Number of stores (end of quarter)	325	330	341	346	277	293	309	321

(1)	Gross margin represents net retail sales less cost of merchandise sold.

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including those discussed under “Risk Factors — Risks Related to Owning Our Common Stock - Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.”

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

For accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The fiscal 2008 fourth quarter was a 14-week quarter. Quarterly fluctuations and seasonality may cause our operating results to fall below the expectations of securities analysts and investors, which could cause our stock price to fall.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our securities to private investors and through our initial public offering, cash flow provided by operations and our revolving line of credit. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. In 2004, we raised $25.7 million from the initial public offering of our common stock. From fiscal 2002 to fiscal 2005, and again in fiscal 2007 cash flows provided by operating activities have exceeded cash flows used in investing activities.

Operating Activities. Cash flows provided by operating activities were $23.6 million in fiscal 2008, $56.4 million in fiscal 2007 and $53.0 million in fiscal 2006. Cash flows from operating activities decreased in fiscal 2008 as compared to 2007 primarily due to the decrease in net income higher redemption of gift cards during the 53rd week and increases in inventory due to the larger store base. Cash flows from operating activities increased in fiscal 2007 as compared to fiscal 2006 primarily due to timing of inventory shipments, partially offset by increases in prepaid rent for European stores.

Investing Activities. Cash flows used in investing activities were $26.6 million in fiscal 2008, $40.9 million in fiscal 2007 and $93.8 million in fiscal 2006. Cash used in investing activities in fiscal 2008 and 2007 relates primarily to opening 25 and 50 new stores, respectively, and additional investments in Ridemakerz, LLC. Cash used in investing activities during fiscal 2006 relates primarily to the U.K. acquisition for $39.1 million, the construction of our company-owned distribution center for approximately $22 million, and 35 new stores.

Financing Activities. Financing activities used $14.0 million in fiscal 2008, $3.1 million of cash in fiscal 2007, and provided cash flows of $3.5 million in fiscal 2006. Purchases of the Company’s stock in fiscal 2008 and 2007 used cash of $14.3 million and $4.7 million, respectively. In fiscal 2007, exercises of employee stock options and employee stock purchases and related tax benefits provided cash of $1.6, as compared to $3.4 million in fiscal 2006. No employee stock options were exercised in fiscal 2008.

Capital Resources. As of January 3, 2009, we had a cash balance of $47.0 million held in both domestic and foreign banks. We also have a line of credit, which we can use to finance capital expenditures, and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective August 11, 2008 to increase the availability for the first half of the fiscal year from $15 million to $40 million and the availability for the seasonal overline from $30 million to

$50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2009 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.3%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 3, 2009: (i) we were in compliance with these covenants, (ii) there were no borrowings under our line of credit, (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $38.9 million available for borrowing under the line of credit.

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

In fiscal 2009, we expect to spend approximately $9 million on capital expenditures, which includes $2 million to repurpose existing friends 2B made locations to Build-A-Bear Workshop stores. Capital spending in fiscal 2008 totaled $23.2 million. Capital spending in fiscal 2008 was primarily for the opening of 25 new stores (20 in North America and 5 in Europe), and the continued installation and upgrades of central office information technology systems. In fiscal 2008, the average investment per new store, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.4 million. We anticipate the investment per store in fiscal 2009 will be approximately the same as fiscal 2008.

On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the following twelve months. The program was authorized by our board of directors. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million for an additional twelve months. On March 3, 2009, we announced an additional twelve month extension of our share repurchase program. We currently intend to purchase up to $50 million of our common stock in the in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of March 13, 2009, approximately 1,862,000 shares at an average price of $10.21 per share have been repurchased under this program for an aggregate amount of $19.0 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our credit agreement expires on December 31, 2009.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of January 3, 2009, the investment in Ridemakerz was approximately $7.7 million, which represented an ownership interest of approximately 25%. Under the current agreements, we could own up to approximately 38% of fully diluted equity in Ridemakerz. See Note 17 – Investment in Affiliate to the Consolidated Financial Statements for additional information.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory and obligations associated with building out our stores. The future minimum payments for these obligations as of January 3, 2009 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of January 3, 2009
	Total	2009	2010	2011	2012	2013	Beyond
	(In thousands)
Operating lease obligations	$281,018	$48,656	$47,532	$43,963	$39,558	$33,291	$68,018
Purchase obligations	31,231	31,231	—	—	—	—	—

Total	$312,249	$79,887	$47,532	$43,963	$39,558	$33,291	$68,018

Our total liability for uncertain tax positions under Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement no. 109 (FIN 48) was $1.0 million as of January 3, 2009. During the next fiscal year, it is reasonably possible to reduce unrecognized tax benefits by $0.4 million either because the tax positions are sustained on audit or expiration of statute of limitations. At this time, we do not expect a significant payment related to these obligations within the next year. See Note 9 - Income Taxes to the Consolidated Financial Statements for additional information.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot assure you, however, that our business will not be affected by inflation in the future.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in Note 2 to our Consolidated Financial Statements, which appear elsewhere in this annual report on Form 10-K. We have identified the following critical accounting estimates:

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis. Historically, we have not conducted sales whereby we offer products below cost.

Throughout the year we record an estimated cost of shortage based on past experience. The amount accrued for shortage each period is based on detailed historical averages. The accrual rate remained unchanged for fiscal 2008, 2007 and 2006. Periodic physical inventories are taken and any difference between the actual physical count of merchandise and the recorded amount in our records are adjusted and recorded as shortage. Historically, including fiscal years 2008, 2007 and 2006, the timing of the physical inventory has been in the fourth quarter so that no material amount of shortage was required to be estimated on activity between the date of the physical count and year-end. However, future physical counts of merchandise may not be at times at or near the end of a fiscal quarter or fiscal year-end, and our estimate of shortage for the intervening period may be material based on the amount of time between the date of the physical inventory and the date of the fiscal quarter or year-end.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group. As of January 3, 2009, store assets represented approximately $90.9 million, or approximately 73.8% of total property, plant and equipment, net. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the seasonality of operations, we assess store performance annually, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable.

As a result of our 2008 review, we determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group, and recorded asset impairment charges of $1.8 million in the fourth quarter of fiscal 2008, which is included in cost of merchandise sold. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination charges, severance charges and other charges. No store assets were impaired in fiscal 2007 or 2006. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. As we continue to face a challenging retail environment and general uncertainty in the global economy, the assumptions used in future calculations of fair value may change significantly which could result in further impairment charges in future periods.

In the fiscal 2008 third quarter, we announced plans to close its friends 2B made concept. During the third quarter of fiscal 2008, we recorded an impairment charge of $2.9 million, related to the closures. In addition, we expect to incur pre-tax charges of approximately $1.9 to $2.3 million through the third quarter of fiscal 2009. The majority of these charges are attributable to potential lease termination costs and other potential costs associated with the closure plan.

Corporate assets, including computer hardware and software and the Company-owned distribution center (approximately $20.0 million as of January 3, 2009), and intangible assets, such as trademarks and intellectual property, net, (approximately $1.8 million as of January 3, 2009), have a broad applicability and generally considered to be recoverable, unless abandoned. Other long-lived assets are comprised of deferred franchise and lease costs, including key money deposits, (approximately $4.8 million as of January 3, 2009), that are monitored in relation to the specific franchisee and store location, respectively. None of these corporate long-lived assets were impaired in fiscal 2008, 2007 or 2006.

Goodwill and Other Intangibles

We record goodwill related to the excess of the purchase price over the fair value of net assets acquired. All of our recorded goodwill, which is associated with our UK Acquisition, is recorded in the European reporting unit. At January 3, 2009 and December 29, 2007, our goodwill balance was $30.5 million and $42.8 million, respectively. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. We perform our annual impairment assessment as of the end of the fourth quarter of each year. Impairment is tested in accordance with SFAS No. 142, Goodwill and Other Intangibles, by comparison of the carrying value of the reporting unit to its estimated fair value. As there are not quoted prices for our reporting unit, fair value is estimated based upon a present value technique using estimated discounted future cash flows, forecasted over the reasonably assured lease terms for retail stores, with growth rates forecasted for the reporting unit and using a credit adjusted discount rate. We use current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.

Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes, (ii) long-term growth in the number of stores; and (iii) distribution costs, including fuel, and other product costs. Refer to “Forward-Looking Statements” included in the beginning of this Form 10-K for further information regarding the impact of estimates of future cash flows.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting unit, future growth rate, and discount rate. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical decrease in cash flows, and made changes to our projected growth rate and discount rate which we believe are considered appropriate. Based on the goodwill analysis performed as of January 3, 2009, the outlined changes in our assumptions would not affect the results of the impairment test, as the reporting unit still had an excess of fair value over the carrying value. However, as we continue to face a challenging retail environment and general uncertainty in the global economy, the assumptions used in future calculations of fair value may change significantly which could result in impairment charges in future periods.

Revenue Recognition

Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.

We have an automated frequent shopper program in the United States, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program replaced the former Buy Stuff club. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.

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

Based upon an assessment at the end of fiscal 2006, the deferred revenue account was adjusted downward by $3.6 million, effective at the beginning of fiscal 2006, with a corresponding increase to net retail sales, and a $2.2 million increase in net income. Additionally, the amount of revenue being deferred for future periods has been decreased by 60 bps to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system.

In 2007, we reduced the estimated liability associated with the former Buy Stuff cards by $0.4 million. Redemptions of Buy Stuff cards were no longer allowed after August 31, 2007. Existing points earned on Buy Stuff cards can be transferred to the new Stuff Fur Stuff club program. Based on the assessment at the end of fiscal 2007, no adjustment was made to the deferral rate.

Based on the most recent assessment at the end of fiscal 2008, the deferred revenue account was adjusted downward by $1.8 million, effective at the beginning of fiscal 2008, with a corresponding increase to net retail sales, and a $1.2 million increase in net income. Additionally, the amount of revenue being deferred for future periods has been decreased by 33 bps to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. Statement 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In accordance with this interpretation, we adopted the provisions of SFAS 157 on December 30, 2007 with respect to our financial assets and financial liabilities. The provisions of SFAS 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of assets and liabilities that are measured at fair value, for which we will wait until 2009 to apply the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142 and long-lived assets measured at fair value for an impairment assessment under SFAS 144.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (SFAS No. 141R). This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer. Under this statement, all business combinations will be accounted for by applying the acquisition method. This statement became effective for us on January 4, 2009 and will be applied to business combinations occurring after the effective date. Earlier application was prohibited. The effect of the adoption of SFAS No. 141R on our financial statements will be on adjustments made to pre-acquisition income tax contingencies, which will no longer be reflected as an adjustment to goodwill but recognized through income tax expense beginning in 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at our option of prime minus 1.0% or LIBOR plus 1.3%. We had no borrowings outstanding during fiscal 2008. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

We conduct operations in various countries, which expose us to changes in foreign exchange rates. The financial results of our foreign subsidiaries and franchisees may be materially impacted by exposure to fluctuating exchange rates. Reported sales, costs and expenses at our foreign subsidiaries, when translated into U.S. dollars for financial reporting purposes, can fluctuate due to exchange rate movement. While exchange rate fluctuations can have a material impact on reported revenues, costs and expenses, and earnings, this impact is principally the result of the translation effect and does not materially impact our short-term cash flows.

Although we do enter into a significant amount of purchase obligations outside of the U.S., these obligations are settled primarily in U.S. dollars and, therefore, we believe we have only minimal exposure at present to foreign currency exchange risks for our purchase obligations. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future.

We do not engage in financial transactions for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules are listed under Item 15(a) and filed as part of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our management, including the Chief Executive Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of January 3, 2009, the end of the period covered by this annual report.

It should be noted that our management, including the Chief Executive Bear and the Chief Operations and Financial Bear, do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Bear and the Chief Operations and Financial Bear, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 3, 2009 is effective.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.:

We have audited Build-A-Bear Workshop, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2009, and our report dated March 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

St. Louis, Missouri

March 19, 2009

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “Board of Directors and its Committees” and “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 14, 2009 is incorporated by reference in response to this Item 10.

The information appearing under the caption “Section 16(a) Beneficial Ownership reporting Compliance” in the Proxy Statement is incorporated by reference in response to this Item 10.

Business Conduct Policy

The Board of Directors has adopted a Business Conduct Policy applicable to our directors, officers and employees, including all executive officers. The Business Conduct Policy has been posted in the Investor Relations section of our corporate website at http://ir.buildabear.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Business Conduct Policy on our website.

The information appearing under the caption “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in the Proxy Statement is incorporated by reference in response to this Item 10.

Executive Officers and Key Employees

Maxine Clark, 60, has been our Chief Executive Bear since she founded the Company in 1997. She was our President from our inception in 1997 to April 2004, and has served as Chairman of our Board of Directors since our conversion to a corporation in April 2000. She was initially elected to our Board of Directors pursuant to the terms of a stockholders’ agreement which terminated upon the closing of the Company’s initial public offering in 2004. Ms. Clark was re-elected as a director at our 2005 and 2008 Annual Meetings of Stockholders. Prior to founding Build-A-Bear Workshop, Ms. Clark was the President of Payless ShoeSource, Inc. from 1992 until 1996. Before joining Payless, Ms. Clark spent over 19 years in various divisions of The May Department Stores Company in areas including merchandise development, merchandise planning, merchandise research, marketing and product development.

Eric Fencl, 46, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. In March 2009, he assumed responsibility for international franchising and human resources. He now holds the title of Chief Bearrister, General Counsel and International Franchising. Prior to joining us, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions for Monsanto Company, McDonnell Douglas Corporation, and Bryan Cave LLP. Mr. Fencl began his career in 1984 as an auditor with Arthur Young & Company.

Dave Finnegan, 39, joined Build-A-Bear Workshop in December 1999 as Director Inbearmation Technology and was named Chief Information Bear in January 2007, adding logistics responsibilities in March 2009 to become Chief Information and Logistics Bear. Prior to joining the company, Dave held information systems management positions at Novell, Inc. in Provo Utah and Interchange Technologies Inc. in St. Louis, Missouri. Dave is a member of the St. Louis Regional Chief Information Officer Forum and the NSB Executive Client Advisory Board. He was instrumental in the development of buildabearville.com—the company’s virtual world stuffed with fun. The online community received a 2009 “Best of the Web” award from WiredSafety at the 9th Annual Wired Kids Summit and a 2008 iParenting Media Award.

John Haugh, 45, joined Build-A-Bear Workshop in March 2009 as President and Chief Marketing and Merchandising Bear. Prior to joining Build-A-Bear Workshop, Mr. Haugh served as President of It’s Sugar, LLC, a candy and confectionary retailer. Previously, Mr. Haugh served as President of Mars Retail Group from January 2004 to December 2007, where he led all retail business operations for this subsidiary of Mars, Incorporated. Prior to this position, he was Chief Marketing Officer and Senior Vice President, Worldwide Business Development at Payless ShoeSource, Inc. From 1998 to 2000, Mr. Haugh was Executive Vice President, Marketing and Sales for Universal Studios, Inc. Early in his career Mr. Haugh held marketing and sales positions at General Mills, Inc.

Tina Klocke, 49, has been our Chief Financial Bear since November 1997, our Treasurer since April 2000, and Secretary since February 2004. In March 2009, she assumed responsibility for store operations. She now holds the title of Chief Operations and Financial Bear. Prior to joining us, she was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources. Prior to joining Clayton Corporation in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. She began her career in 1982 with Ernst & Young LLP.

Teresa Kroll, 54, has been our Chief Marketing Bear since September 2001. Prior to joining us Ms. Kroll was Vice President–Advertising for The WIZ, a unit of Cablevision, from 1999 to 2001. From 1995 to 1999, Ms. Kroll was Director of Marketing for Montgomery Ward Holding Corp., a department store retailer. From 1980 to 1994 Ms. Kroll held various administrative and marketing positions for Venture Stores, Inc.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the sections titled “Executive Compensation” and “Board of Directors Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	355,270	$15.99	1,833,951
Equity compensation plans not approved by security holders	—	—	—

Total	355,270	$15.99	1,833,951

(1)	The number of securities remaining available for future issuance under equity compensation plans includes 794,440 shares available for issuance under our Associate Stock Purchase Plan (ASPP). Shares sold under our ASPP can be obtained from treasury stock, authorized but unissued shares or open market purchases of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)), and our report dated March 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

March 19, 2009

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	January 3, 2009	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$47,000	$66,261
Inventories	50,586	48,638
Receivables	8,288	7,068
Prepaid expenses and other current assets	16,151	14,624
Deferred tax assets	3,839	3,606

Total current assets	125,864	140,197
Property and equipment, net	123,193	139,841
Goodwill	30,480	42,840
Other intangible assets, net	3,903	4,016
Investment in affiliate	7,721	4,307
Other assets, net	8,991	8,330

Total Assets	$300,152	$339,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,547	$45,044
Accrued expenses	12,593	11,788
Gift cards and customer deposits	29,210	34,567
Deferred revenue	7,634	8,708

Total current liabilities	86,984	100,107

Deferred franchise revenue	2,033	2,511
Deferred rent	41,714	41,697
Other liabilities	1,696	1,608
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at January 3, 2009 and December 29, 2007	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 19,478,750 and 20,676,357 shares, respectively	195	207
Additional paid-in capital	76,852	88,388
Accumulated other comprehensive (loss) income	(12,585)	6,314
Retained earnings	103,263	98,699

Total stockholders’ equity	167,725	193,608

Total Liabilities and Stockholders’ Equity	$300,152	$339,531

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Fiscal Year
	2008	2007	2006
Revenues:
Net retail sales	$460,963	$468,168	$432,572
Franchise fees	4,157	3,577	3,521
Licensing revenue	2,741	2,616	979

Total revenues	467,861	474,361	437,072

Costs and expenses:
Cost of merchandise sold	270,463	259,078	227,509
Selling, general, and administrative	185,608	177,375	158,712
Store preopening	2,410	4,416	3,958
Store closing	2,952	—	—
Interest expense (income), net	(799)	(1,531)	(1,530)

Total costs and expenses	460,634	439,338	388,649

Income before income taxes	7,227	35,023	48,423
Income tax expense	2,663	12,514	18,933

Net income	$4,564	$22,509	$29,490

Earnings per common share:
Basic	$0.24	$1.11	$1.46

Diluted	$0.24	$1.10	$1.44

Shares used in computing common per share amounts:
Basic	19,153,123	20,256,847	20,169,814
Diluted	19,224,273	20,448,793	20,468,256

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Notes receivable from officers	Unearned compensation	Total
Balance, December 31, 2005	$201	$85,259	$—	$46,700	$(151)	$(1,652)	$130,357
	—	4	—	—	(4)	—	—
Collection of notes receivable from officers	—	—	—	—	155	—	155
Reclassification of unearned compensation upon adoption of SFAS 123R	—	(1,652)	—	—	—	1,652	—
Stock-based compensation	—	2,139	—	—	—	—	2,139
Shares issued under employee stock plans, net of tax benefit	4	3,116	—	—	—	—	3,120
Other comprehensive income	—	—	5,182	—	—	—	5,182
Net income	—	—	—	29,490	—	—	29,490

Balance, December 30, 2006	$205	$88,866	$5,182	$76,190	$—	$—	$170,443
Share repurchase	(2)	(4,668)	—	—	—	—	(4,670)
Stock-based compensation	—	3,078	—	—	—	—	3,078
Shares issued under employee stock plans, net of tax benefit	4	1,112	—	—	—	—	1,116
Other comprehensive income	—	—	1,132	—	—	—	1,132
Net income	—	—	—	22,509	—	—	22,509

Balance, December 29, 2007	$207	$88,388	$6,314	$98,699	$—	$—	$193,608
Share repurchase	(17)	(14,329)	—	—	—	—	(14,346)
Stock-based compensation	—	3,638	—	—	—	—	3,638
Shares issued under employee stock plans, net of tax benefit	5	(845)	—	—	—	—	(840)
Other comprehensive loss	—	—	(18,899)	—	—	—	(18,899)
Net income	—	—		4,564	—	—	4,564

Balance, January 3, 2009	$195	$76,852	$(12,585)	$103,263	$—	$—	$167,725

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2008	2007	2006
Cash flows from operating activities:
Net income	$4,564	$22,509	$29,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,883	26,292	22,394
Impairment of friends 2B made assets	2,867	—	—
Impairment of store assets	1,825	—	—
Deferred taxes	(847)	(2,844)	(1,130)
Tax benefit from stock option exercises	—	(538)	(1,269)
Loss on disposal of property and equipment	273	515	82
Stock-based compensation	3,638	3,078	2,139
Change in assets and liabilities:
Inventories	(3,795)	1,738	(8,368)
Receivables	(1,639)	350	(1,826)
Prepaid expenses and other assets	(3,980)	(3,445)	(1,021)
Accounts payable	(4,330)	(1,025)	3,419
Accrued expenses and other liabilities	(3,844)	9,744	9,125

Net cash provided by operating activities	23,615	56,374	53,035

Cash flows from investing activities:
Purchases of property and equipment, net	(21,620)	(32,101)	(52,577)
Purchases of other assets and other intangible assets	(1,595)	(5,134)	(1,459)
Investment in unconsolidated affiliate	(3,414)	(3,703)	(604)
Purchases of business, net of cash acquired	—	—	(39,132)

Cash flow used in investing activities	(26,629)	(40,938)	(93,772)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	322	1,080	2,112
Purchases of Company’s common stock	(14,346)	(4,670)	—
Collection of notes receivable from officers	—	—	155
Tax benefit from stock option exercises	—	538	1,270

Cash flow (used in) provided by financing activities	(14,024)	(3,052)	3,537

Effect of exchange rates on cash	(2,223)	768	(641)

Net increase (decrease) in cash and cash equivalents	(19,261)	13,152	(37,841)
Cash and cash equivalents, beginning of period	66,261	53,109	90,950

Cash and cash equivalents, end of period	$47,000	$66,261	$53,109

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,348	$20,593	$18,969

Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$313	$501	$141

Return of common stock for repayment of note receivable from officer	$—	$—	$155

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. At January 3, 2009, the Company operated 346 stores (unaudited) located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France. The Company was formed in September 1997 and began operations in October 1997. The Company changed to a Delaware C Corporation on April 3, 2000. The Company previously operated as a Missouri limited liability company.

During 2001, the Company and a third party formed Build-A-Bear Entertainment, LLC (BABE) for the purpose of promoting the Build-A-Bear Workshop brand and characters of the Company through certain entertainment media. Prior to February 2003, the Company owned 51% and was the managing member.

During 2002, the Company formed Build-A-Bear Workshop Franchise Holdings, Inc. (Holdings) for the purpose of entering into franchise agreements with companies in foreign countries where Build-A-Bear Workshop, Inc. does not have company-owned stores. Holdings is a wholly-owned subsidiary of the Company. As of January 3, 2009, 62 Build-A-Bear Workshop franchise stores are open and operating in 12 countries (unaudited).

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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended January 3, 2009 (fiscal 2008), December 29, 2007 (fiscal 2007) and December 30, 2006 (fiscal 2006). Fiscal year 2008 included 53 weeks while fiscal years 2007 and 2006 included 52 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has determined that no material allowance for doubtful accounts was necessary at either January 3, 2009 or December 29, 2007.

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

(g)	Goodwill

In accordance with Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Asset” (SFAS 142) goodwill is not subject to amortization. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of the carrying value of the reporting unit to its fair value, and when appropriate, the carrying value of impaired assets is reduced to fair value. The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates, store growth rates and discount rates. Based on the annual impairment test performed for the Company’s reporting unit as of January 3, 2009, the Company has determined that there was no impairment of goodwill in 2008. If the assumptions used in the analysis were less favorable, it is possible that the Company may have been required to impair goodwill.

(h)	Other Intangible Assets

Other intangible assets consist primarily of initial costs related to trademarks and other intellectual property and key money deposits. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives ranging from one to three years using the straight-line method. Key money deposits represent amounts paid to a tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant. Key money deposits are amortized to their residual value over the term of the lease.

(i)	Other Assets

Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was $0.5 million, $0.4 million and $0.5 million for 2008, 2007 and 2006, respectively.

(j)	Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. See Note 5 – Property and Equipment for further discussion regarding the impairment of long-lived assets.

The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates and discount rates. If different assumptions were used in the analysis, it is possible that the amount of the impairment charge may have been significantly different than what was recorded.

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

The Company has an automated frequent shopper program in the United States, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. This program replaced the former Buy Stuff® Club. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.

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

Based upon an assessment at the end of fiscal 2006, the deferred revenue account was adjusted downward by $3.6 million, effective at the beginning of fiscal 2006, with a corresponding increase to net retail sales, and a $2.2 million increase in net income ($0.11 per diluted share). Additionally, the amount of revenue being deferred for future periods was decreased by 60 basis points as a percentage of net retail sales (bps), to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system.

In 2007, the Company reduced the estimated liability associated with the former Buy Stuff cards by $0.4 million. Redemptions of Buy Stuff cards were no longer allowed after August 31, 2007. Existing points earned can be transferred to the new Stuff Fur Stuff club program. Based on the assessment at the end of fiscal 2007, no adjustment was made to the deferral rate.

Based upon an assessment at the end of fiscal 2008, the deferred revenue account was adjusted downward by $1.8 million, effective at the beginning of fiscal 2008, with a corresponding increase to net retail sales, and a $1.2 million increase in net income ($0.06 per diluted share). Additionally, the amount of revenue being deferred for future periods was decreased by 33 bps, to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system.

(n)	Cost of Merchandise Sold

Cost of merchandise sold includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges; cost of warehousing and distribution; freight costs from the manufacturer to the store; cost of warehousing and distribution, packaging, damages and shortages; and shipping and handling costs incurred in shipment to customers.

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

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period the program takes place. Advertising expense was $33.4 million, $35.2 million and $31.0 million for fiscal years 2008, 2007 and 2006, respectively.

(r)	Income Taxes

Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities. The noncurrent deferred tax is reported on a jurisdictional basis. Accordingly, noncurrent deferred tax assets are included other assets, net and noncurrent deferred tax liabilities are included in other liabilities.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48—Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48) on December 31, 2006. As a result of the implementation of FIN 48, the Company did not record an adjustment to the liability for unrecognized income tax benefits. The Company recognizes estimated interest and penalties related to uncertain tax positions in income tax expense. See Note 9—Income Taxes for further discussion regarding the adoption of FIN 48.

(s)	Earnings Per Share

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

(t)	Stock-Based Compensation

The Company has share-based compensation plans covering the majority of its employee groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of SFAS 123R – Share Based Payment (SFAS 123R). The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 13 – Stock Incentive Plans.

For fiscal 2008, 2007 and 2006, selling, general and administrative expense includes $3.6 million ($2.3 million net of tax), $3.0 million ($1.9 million net of tax) and $2.1 million ($1.4 million net of tax), respectively, of stock-based compensation expense. As of January 3, 2009, there was $7.0 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 1.6 years.

There were no new stock options granted in fiscal 2008, 2007 or 2006.

(u)	Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates book value at January 3, 2009 and December 29, 2007.

(v)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging current economic conditions. Accordingly, future estimates may change significantly. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles, inventories, the valuation of goodwill and deferred income tax assets and the determination of deferred revenue under the Company’s frequent shopper program.

(w)	Sales Tax Policy

The Company’s revenues in the consolidated statement of operations are net of sales taxes.

(x)	Foreign Currency Translation

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

(y)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. Statement 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In accordance with this interpretation, the Company adopted the provisions of SFAS 157 on December 30, 2007 with respect to the Company’s financial assets and financial liabilities. The provisions of SFAS 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company will wait until 2009 to apply the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142 and long-lived assets measured at fair value for an impairment assessment under SFAS 144.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (SFAS No. 141R). This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer. Under this statement, all business combinations will be accounted for by applying the acquisition method. This statement became effective for the Company on January 4, 2009 and will be applied to business combinations occurring after the effective date. Earlier application was prohibited. The effect of the adoption of SFAS No. 141R on the Company’s financial statements will be on adjustments made to pre-acquisition income tax contingencies, which will no longer be reflected as an adjustment to goodwill but recognized through income tax expense beginning in 2009.

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

The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the U.K. Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

Fiscal 2006
Revenue	$446,140
Net income	27,735

Basic earnings per common share:	$1.38
Diluted earnings per common share:	$1.36

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

(4)	Comprehensive (Loss) Income

Comprehensive loss for fiscal 2008 was $14.3 million. Comprehensive income for fiscal 2007 and fiscal 2006 was $23.6 million and $34.7 million, respectively. Differences between comprehensive income and net income resulted from foreign currency translation adjustments.

(5)	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Land	$2,261	$2,261
Furniture and fixtures	41,054	39,198
Computer hardware	21,665	21,572
Building	14,970	14,970
Leasehold improvements	139,723	139,917
Computer software	20,153	14,906
Construction in progress	2,820	3,179

	242,646	236,003
Less accumulated depreciation	119,453	96,162

	$123,193	$139,841

For 2008, 2007 and 2006, depreciation expense was $27.1 million, $24.9 million and $20.5 million, respectively.

During 2008, the Company reviewed the operating performance and forecasts of future performance for the stores in its Retail segment. As a result of that review, we determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group, and recorded asset impairment charges of $1.8 million in the fourth quarter of fiscal 2008, which is included in cost of merchandise sold and is a component of net income before income taxes in the retail segment. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination charges, severance charges and other charges.

(6)	Goodwill

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former U.K. franchisee (collectively, the U.K. Acquisition). The purchase was recorded in accordance with SFAS No. 141, Business Combinations and is reported as a component of the Company’s retail segment. The following table summarizes the Company’s goodwill (in thousands):

Balance as of December 30, 2006	$42,327
Purchase price adjustments	(245)
Effect of foreign currency translation	758

Balance as of December 29, 2007	$42,840
Reversal of valuation allowance on pre-acquisition net operating loss carryforwards	(817)
Effect of foreign currency translation	(11,543)

Balance as of January 3, 2009	$30,480

There was no tax-deductible goodwill as of January 3, 2009 or December 29, 2007.

(7)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2008	2007
Trademarks, customer relationships and other intellectual property	$9,499	$8,947
Key money deposits	2,089	2,198
Less accumulated amortization	7,685	7,129

Total, net	$3,903	$4,016

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $1.3 million, $0.9 million and $1.4 million in 2008, 2007 and 2006, respectively. Estimated amortization expense related to other intangible assets as of January 3, 2009, for each of the years in the subsequent five year period and thereafter is: 2009—$1.0 million; 2010—$0.6 million; 2011—$0.3 million; 2012— -0- and 2013— -0-.

Trademarks and customer relationships acquired in the U.K. Acquisition were $1.1 million at cost.

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2008	2007
Accrued wages, bonuses and related expenses	$4,957	$3,555
Sales tax payable	6,947	6,660
Current income taxes payable	—	681
Accrued rent and related expenses	689	892

	$12,593	$11,788

(9)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2008	2007	2006
Current:
Federal	$1,303	$11,484	$15,660
State	567	1,868	2,156
Foreign	1,316	2,043	2,220
Deferred:
Federal	(1,389)	(2,345)	(1,282)
State	(93)	(350)	(119)
Foreign	959	(186)	298

Income tax expense	$2,663	$12,514	$18,933

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2008	2007	2006
Income before income taxes	$7,227	$35,023	$48,423
Statutory federal income tax rate	34%	35%	35%

Income tax expense at statutory federal rate	2,457	12,258	16,948
State income taxes, net of federal tax benefit	313	987	1,325
Valuation allowance on net operating loss carryforwards	613	(181)	435
Effect of lower foreign taxes	(286)	(96)	196
Release of state tax reserves	(405)	—	—
Other items, net	(29)	(454)	29

Income tax expense	$2,663	$12,514	$18,933

Effective tax rate	36.8%	35.7%	39.1%

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2008	2007
Deferred tax assets:
Deferred revenue	$4,681	$4,751
Accrued rents	3,659	3,734
Deferred compensation	1,108	1,010
Intangible assets	1,886	1,483
Stock compensation	179	181
Net operating loss carryforwards	3,038	4,413
Other	557	499

	15,108	16,071
Less: Valuation allowance	1,773	2,974

Total deferred tax assets	13,335	13,097

Deferred tax liabilities:
Depreciation	(5,072)	(6,369)
Other	(688)	(523)

Total deferred tax liabilities	(5,760)	(6,892)

Net deferred tax asset	$7,575	$6,205

The Company has not made a provision for United States income taxes on the accumulated but undistributed earnings of its non-U.S. subsidiaries of $11.5 million and $7.0 million as of January 3, 2009 and December 29, 2007, respectively, as the Company intends to permanently reinvest these undistributed earnings. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on these earnings. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

The Company has net operating loss carryforwards in foreign jurisdictions which do not expire of $10.4 million and $15.7 million as of January 3, 2009 and December 29, 2007, respectively. Of these amounts $5.5 million relates to pre-acquisition losses for which a valuation allowance has been recorded. These losses were previously reported net of deferred tax liabilities and valuation allowances. After adopting SFAS No. 141R in 2009, any remaining balance of unrecognized tax benefits will affect our effective tax rate instead of goodwill, if recognized. It is more likely than not that some portion of the related deferred tax asset will not be realized. Therefore, a valuation allowance of $1.8 million and $3.0 million was recorded at January 3, 2009 and December 29, 2007, respectively.

The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of the implementation of FIN 48, the Company did not record an adjustment in the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2006	$1,207
Increases related to 2007 positions	36

Balance as of December 29, 2007	1,243
Increases related to 2008 positions	167
Expiration of statute of limitations	(331)
Other adjustments to prior period	(86)

Balance as of January 3, 2009	$993

As of January 3, 2009 and December 29, 2007, approximately $1.0 million and $1.2 million respectively, of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized. In the normal course of business, the Company provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. During the next fiscal year, it is reasonably possible to reduce unrecognized tax benefits by $0.4 million either because the tax positions are sustained on audit or expiration of statute of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was approximately $0.2 million of accrued interest related to uncertain tax positions as of January 3, 2009 and December 29, 2007. Accrued interest increased by $0.1 million in both fiscal 2008 and 2007.

The Company’s income before income taxes from domestic and foreign operations (which include the UK, Canada, France and Ireland), are as follows (in thousands):

	2008	2007	2006
Domestic	$3,046	$30,966	$44,649
Foreign	4,181	4,057	3,774

Total	$7,227	$35,023	$48,423

The following tax years remain open in the Company’s major taxing jurisdictions as of January 3, 2009:

United States (Federal)	2006 through 2008
United Kingdom	2006 through 2008
Canada	2004 through 2008
France	2007 through 2008
Ireland	2007 through 2008

(10)	Long-Term Debt

On August 11, 2008, the Company amended its previous line of credit with a bank increasing their borrowing capacity for the first half of the fiscal year from $15 million to $40 million and the availability for the seasonal overline from $30 million to $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2009 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.3%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 3, 2009, there were no borrowings under our line of credit and there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement. Giving effect to this standby letter of credit, there was approximately $38.9 million available for borrowing under the line of credit.

(11)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales. Total office and retail store base rent expense was $49.1 million, $45.2 million and $40.5 million, and contingent rents were $1.2 million, $1.8 million and $1.5 million for 2008, 2007 and 2006, respectively.

Future minimum lease payments at January 3, 2009, were as follows (in thousands):

2009	$48,656
2010	47,532
2011	43,963
2012	39,558
2013	33,291
Subsequent to 2013	68,018

$281,018

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(12)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):

	2008	2007	2006
Net income	$4,564	$22,509	$29,490

Weighted average number of common shares outstanding	19,153,123	20,256,847	20,169,814

Effect of dilutive securities:
Stock options	36,366	141,355	236,316
Restricted stock	34,784	50,591	62,126

Weighted average number of common shares outstanding - dilutive	19,224,273	20,448,793	20,468,256

Earnings per share:
Basic:	$0.24	$1.11	$1.46

Diluted	$0.24	$1.10	$1.44

In calculating diluted earnings per share for fiscal 2008, options to purchase 328,772 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 702,493 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

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

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2005	768,623	$14.06
Exercised	208,951	7.23
Forfeited	30,472	25.46

Outstanding, December 30, 2006	529,200	16.10
Exercised	74,442	7.48
Forfeited	33,877	33.07

Outstanding, December 29, 2007	420,881	16.25
Exercised	—	—
Forfeited	66,109	17.74

Outstanding, January 3, 2009	354,772	15.98	4.1	$109
Options Exercisable As Of:
January 3, 2009	364,772	15.98	4.1	$109

No options were exercised in 2008. The total intrinsic value of options exercised in fiscal 2007 and fiscal 2006 was approximately $1.4 million and $4.3 million, respectively. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 1,039,511 and 1,463,119 at the end of 2008 and 2007, respectively.

(b)	Restricted Stock

The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	82,946	$32.37
Granted	230,702	29.01
Vested	43,122	30.59
Forfeited	43,362	29.27

Outstanding, December 30, 2006	227,164	29.88
Granted	259,622	26.28
Vested	78,430	28.81
Forfeited	29,406	28.25

Outstanding, December 29, 2007	378,950	27.77
Granted	558,694	7.92
Vested	130,680	26.21
Forfeited	93,208	17.75

Outstanding, January 3, 2009	713,756	13.82

The vesting date fair value of shares that vested in 2008 was $1.1 million.

On September 19, 2001, the Company issued 40,982 shares of contractually restricted common stock to two officers of the Company in exchange for nonrecourse promissory notes totaling $0.3 million that bore interest at 4.82% per annum. Both principal and interest were due September 2006. On November 24, 2004, the Company collected all outstanding principal and interest related to 20,491 shares of this restricted stock. On September 19, 2006, the Company collected all outstanding principal and interest on the remaining 20,291 shares of this restricted stock. The collection of these funds removed all remaining restrictions from those shares.

During 2006, 195,040 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of 4 years from the grant date at a grant date fair value of $29.14. An additional 28,321 shares of non-vested stock were granted to various members of the Company’s board of directors as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse over a period of one to three year from the grant date. In September 2006, a one time discretionary grant of 4,941 shares of restricted stock were granted to an executive of the Company for continued valued contributions to the Company and vested over a period of one year from the grant date. In May 2006, 2,400 shares of restricted stock were granted to a newly hired employee. The shares vested over a period of four years from the grant date.

During 2007, 224,228 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of four years from the grant date at a grant date fair value of $27.45. An additional grant of 8,400 shares was made to employees in the UK who were employed at the time of the acquisition, as no grants were made to UK employees in 2006. These shares vest over a period of three years from the grant date at a grant date fair value of $27.82. Various members of the Company’s board of directors were granted an additional 26,994 shares of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date.

During 2008, 454,288 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of four years from the grant date at a grant date fair value of $8.75. Various members of the Company’s board of directors were granted an additional 104,406 shares of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date.

The aggregate unearned compensation expense related to restricted stock was $7.0 million as of January 3, 2009. Based on the vesting provisions of the underlying equity instruments, future compensation expense related to previously issued restricted stock at January 3, 2009 was as follows (in thousands):

2009	$3,425
2010	2,273
2011	1,085
2012	193

$6,976

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

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock are available for issuance under the ASPP. The employees of the Company purchased 56,144 shares at $5.72 per share through the ASPP during fiscal 2008, 30,105 shares at $17.38 per share during fiscal 2007 and 34,488 shares at $20.00 per share during fiscal 2006. The expense recorded related to the ASPP during fiscal 2008, 2007 and 2006 was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option (FTB 97-1), as amended by SFAS 123R. The assumptions used in the option pricing model for fiscal 2008 were (a) dividend yield of 0%; (b) volatility ranging from 45% to 65%; (c) risk-free interest rate ranging from 0.08% to 1.68%; and (d) an expected life of 0.25 years. The assumptions used in the option pricing model for fiscal 2007 were: (a) dividend yield of 0%; (b) volatility of 50%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years. The assumptions used in the option pricing model for fiscal 2006 were: (a) dividend yield of 0%; (b) volatility of 20%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years.

The ASPP was terminated, effective December 31, 2008.

(14)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2006, 2007 and 2008:

Common Stock
Shares as of December 31, 2005	20,120,655
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	416,766

Shares as of December 30, 2006	20,537,421
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	315,436
Repurchase of shares	(176,500)

Shares as of December 29, 2007	20,676,357
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	487,465
Repurchase of shares	(1,685,072)

Shares as of January 3, 2009	19,478,750

(15)	Employee Benefit Plans

401(k) Savings Plan

During 2000, the Company established a defined contribution plan that conforms to IRS provisions for 401(k) plans. The Build-A-Bear Workshop, Inc. Employees Savings Trust covers associates who work 1,000 hours or more in a year and have attained age 21. The Company, at the discretion of its board of directors, can provide for a Company match on the first 6% of employee deferrals. For 2008, the Company provided a match of 15% on the first 6% of employee deferrals totaling $0.2 million. For 2007 and 2006, the Company provided a match of 30% on the first 6% of employee deferrals totaling $0.3 million, in each fiscal year. The Company match vests over a five-year period.

(16)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $1.6 million, $2.5 million and $2.7 million, in 2008, 2007 and 2006, respectively. The total due to this related party as of January 3, 2009 and December 29, 2007 was $-0-.

The Company made charitable contributions of $1.2 million, $0.8 million and $1.0 million in 2008, 2007 and 2006, respectively, to charitable foundations controlled by the executive officers of the Company. The total due to the charitable foundations as of January 3, 2009 and December 29, 2007 was $0.3 million and $0.1 million, respectively.

(17)	Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in 2007 and $2.5 million in 2008. The Company also entered into a series of agreements whereby the Company agreed to perform advisory and operational support services for Ridemakerz in exchange for additional equity. The Company received $0.9 million and $1.2 million in equity in exchange for support services provided in fiscal 2008 and 2007, respectively. The Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of January 3, 2009, the investment in Ridemakerz was approximately $7.7 million, which represented an ownership interest of approximately 25%. Under current agreements, the Company is the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. Accordingly, the Company will not be allocated any losses until all of the priority equity members’ capital has been reduced to zero. As such, in fiscal 2008, 2007 and 2006 no share of losses had been allocated to the Company because the priority equity capital accounts had not been reduced to zero in those periods. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 38% of fully diluted equity in Ridemakerz.

As of January 3, 2009 and December 29, 2007, outstanding receivables from Ridemakerz were $0.4 million and $0.8 million, respectively.

(18)	Major Vendors

Three vendors accounted for approximately 81%, 82% and 83% of inventory purchases in 2008, 2007 and 2006, respectively.

(19)	Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of France, Asia, Australia and Africa. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financials statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Fiscal 2006
Net sales to external customers	$432,572	$3,521	$979	$437,072
Net income before income taxes	46,161	1,794	468	48,423
Capital expenditures	52,525	34	18	52,577
Depreciation and amortization	21,683	699	12	22,394
Fiscal 2007
Net sales to external customers	468,168	3,577	2,616	474,361
Net income before income taxes	31,032	1,888	2,103	35,023
Capital expenditures	36,902	333	—	37,235
Depreciation and amortization	25,788	493	11	26,292
Fiscal 2008
Net sales to external customers	460,964	4,156	2,741	467,861
Net income before income taxes	2,876	2,376	1,975	7,227
Capital expenditures	22,202	1,013	—	23,215
Depreciation and amortization	28,122	752	9	28,883
Total Assets as of:
January 3, 2009	$294,187	$3,131	$2,834	$300,152
December 29, 2007	$334,040	$3,671	$1,820	$339,531

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

	North America (1)	Europe (2)	Other (3)	Total
Fiscal 2006
Net sales to external customers	$400,833	$32,717	$3,522	$437,072
Property and equipment, net	115,779	14,549	19	130,347
Fiscal 2007
Net sales to external customers	411,781	59,003	3,577	474,361
Property and equipment, net	120,145	19,687	9	139,841
Fiscal 2008
Net sales to external customers	388,213	75,492	4,156	467,861
Property and equipment, net	109,305	13,888	—	123,193

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Cananda, the United Kingdom, Ireland and France

(20)	Closure of friends 2B made Concept

On September 16, 2008, the Company announced plans to close its friends 2B made concept, a line of make-your-own dolls and related products. The closure plan affects the Company’s nine friends 2B made locations, all but one of which is inside or adjacent to a Build-A-Bear Workshop store, separate friends 2B made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s website, www.friends2bmade.com. While the Company expects to complete the closures by the end of the third quarter of fiscal 2009, the specific timing of the closures is dependent on finalizing third-party agreements and is therefore subject to change. During fiscal 2008, the Company recorded a pre-tax charge of $3.0 million related to the closures, which consisted primarily of asset impairment charges and is included in “Store closing” expenses in the Consolidated Statements of Operations. This charge is a component of net income before income taxes in the retail segment. In addition, the Company expects to incur pre-tax charges of approximately $1.9 to $2.3 million through the third quarter of fiscal 2009. The majority of these charges are attributable to potential lease termination costs and other potential costs associated with the closure plan.

(21)	Subsequent Event

On March 3, 2009, we announced an additional twelve month extension of our share repurchase program. We currently intend to purchase up to $50 million of our common stock in the in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

(a)(2) Financial Statement Schedules

No additional Financial Statement Schedules are filed as a part of this report pursuant to Item 8 and Item 15(d).

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the annual report on Form 10-K:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.3	Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.4	Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.1*	Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.1.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2*	Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.2.1*	Form of Manager-Level Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3*	Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.2*	Form of Director Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.3*	Model Incentive Stock Option Agreement Under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.3 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.4*	Form of Employee Nonqualified Stock Option Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.4 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.5*	Form of the Restricted Stock Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.5 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.6*	Amended and Restated Build-A-Bear Workshop, Inc 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on August 1, 2006)

10.4*	Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.5*	Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.6*	Employment, Confidentiality and Noncompete Agreement dated as of March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.8 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.6.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Scott Seay and the Registrant (incorporated by reference from Exhibit 10.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.6.2*	Second Amendment to the Employment, Confidentiality, and Non-Compete Agreement between Build-A-Bear Workshop, Inc. and Scott Seay dated January 5, 2007 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2007)

10.7*	Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.7.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.8*	Employment, Confidentiality and Noncompete Agreement dated July 1, 2008 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2008)

10.9*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.10	Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.10.1	Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.10.2	Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.11	Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.12	Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.13	Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.13.1	Fourth Amended And Restated Revolving Credit Note dated as of August 11, 2008 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2008)

10.14*	Restricted Stock Purchase Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.16 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.15*	Secured Promissory Note of Maxine Clark in favor of the Registrant, dated April 3, 2000 (incorporated by reference from Exhibit 10.17 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.16*	Repayment and Stock Pledge Agreement dated April 3, 2000 by and between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.18 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.17*	Restricted Stock Purchase Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.22 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.18*	Secured Promissory Note of Tina Klocke in favor of the Registrant, dated September 19, 2001 (incorporated by reference from Exhibit 10.23 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.19*	Repayment and Stock Pledge Agreement dated September 19, 2001 by and between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.24 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.20	Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Logistics, Inc., as amended (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.20.1	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2005)

10.20.2†	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.21	Agreement for Logistics Services dated as of February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.26 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.21.1	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated March 22, 2005 (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.21.2	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated May 3, 2005 (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.21.3†	Letter Agreement dated June 7, 2005 amending the Agreement for Logistics Services dated February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.21.4†	Agreement For Logistics Services dated as of June 30, 2008 between the Registrant and HA Logistics. Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 3, 2008)

10.22†	Lease Agreement dated as of June 21, 2001 between the Registrant and Walt Disney World Co. (incorporated by reference from Exhibit 2.1 of our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.23	Lease dated May 5, 1997 between Smart Stuff, Inc. and Hycel Partners I, L.P. (incorporated by reference from Exhibit 10.29 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.24	Agreement dated October 16, 2002 between the Registrant and Hycel Properties Co., as amended (incorporated by reference from Exhibit 10.30 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.25	Letter Agreement dated September 30, 2003 between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.30.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.26	Construction Management Agreement dated November 10, 2003 by and between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.31 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.27	Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.28	Lease between 5th Midtown LLC and the Registrant dated July 21, 2004 (incorporated by reference from Exhibit 10.33 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on September 10, 2004, Registration No. 333-118142)

10.29	Exclusive Patent License Agreement dated March 12, 2001 by and between Tonyco, Inc. and the Registrant (incorporated by reference from Exhibit 10.34 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.30	Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.31	Loan Agreement by and between Amsbra, Ltd., as Borrower, and Build-A-Bear Workshop Franchise Holdings, Inc., as Lender, entered into on October 4, 2005 with an effective date of September 26, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 11, 2005)

10.32	Revolving Credit Note by Amsbra, Ltd., as Borrower, in favor of Build-A-Bear Workshop Franchise Holdings, Inc., dated as of September 26, 2005 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 11, 2005)

10.33	Debenture dated October 11, 2005 by and between Amsbra, Ltd. and Build-A-Bear Workshop Franchise Holdings, Inc. (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed on October 11, 2005)

10.34	Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.35	Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.36	Share Purchase Agreement dated March 3, 2006 between the Hamleys Group Limited, Build-A-Bear Workshop UK Holdings Limited and The Bear Factory Limited (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.37	Sale and Purchase Agreement dated March 3, 2006 between the Registrant, Build-A-Bear Workshop UK Holdings Limited, the selling shareholders of Amsbra, Ltd. and Andrew Mackay (incorporated by reference from Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.38*	Rules of the Build-A-Bear Workshop, Inc. U.K. Share Option Scheme (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on February 9, 2007)

10.39*	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 15, 2007)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 11 of the Registrant’s audited consolidated financial statements included herein)

13.1	Annual Report to Shareholders for the Fiscal Year Ended January 3, 2009 (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K)

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 30, 2006)

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 19, 2009	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maxine Clark and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended January 3, 2009 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala Mary Lou Fiala	Director	March 19, 2009

/s/ James M. Gould James M. Gould	Director	March 19, 2009

/s/ Louis M. Mucci Louis M. Mucci	Director	March 19, 2009

/s/ William Reisler William Reisler	Director	March 19, 2009

/s/ Coleman Peterson Coleman Peterson	Director	March 19, 2009

/s/ Joan Ryan Joan Ryan	Director	March 19, 2009

/s/ Katherine Savitt Katherine Savitt	Director	March 19, 2009

/s/ Maxine Clark Maxine Clark	Chief Executive Bear and Chairman of the Board (Principal Executive Officer)	March 19, 2009

/s/ Tina Klocke Tina Klocke	Chief Operations and Financial Bear, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 19, 2009