Form 10-Q
period 2009-04-04
BUILD A BEAR WORKSHOP INC
filed 2009-05-14
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, there were 19,899,288 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	April 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$33,857	$47,000
Inventories	43,049	50,586
Receivables	4,306	8,288
Prepaid expenses and other current assets	15,202	16,151
Deferred tax assets	3,961	3,839

Total current assets	100,375	125,864
Property and equipment, net	117,331	123,193
Goodwill	30,843	30,480
Other intangible assets, net	3,881	3,903
Investment in affiliate	7,890	7,721
Other assets, net	8,725	8,991

Total Assets	$269,045	$300,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,728	$37,547
Accrued expenses	6,043	12,593
Gift cards and customer deposits	24,085	29,210
Deferred revenue	7,636	7,634

Total current liabilities	58,492	86,984

Deferred franchise revenue	1,964	2,033
Deferred rent	39,755	41,714
Other liabilities	1,677	1,696
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at April 4, 2009 and January 3, 2009	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 19,900,754 and 19,478,750 shares, respectively	199	195
Additional paid-in capital	76,621	76,852
Accumulated other comprehensive loss	(12,101)	(12,585)
Retained earnings	102,438	103,263

Total stockholders’ equity	167,157	167,725

Total Liabilities and Stockholders’ Equity	$269,045	$300,152

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 4, 2009	March 29, 2008
Revenues:
Net retail sales	$96,316	$121,854
Franchise fees	597	1,249
Licensing revenue	429	704

Total revenues	97,342	123,807

Costs and expenses:
Cost of merchandise sold	61,052	68,739
Selling, general and administrative	36,919	44,827
Store preopening	—	553
Store closing	501	—
Interest expense (income), net	(24)	(460)

Total costs and expenses	98,448	113,659

Income (loss) before income taxes	(1,106)	10,148
Income tax expense (benefit)	(280)	3,755

Net income (loss)	$(826)	$6,393

Earnings (loss) per common share:
Basic	$(0.04)	$0.32

Diluted	$(0.04)	$0.32

Shares used in computing common per share amounts:
Basic	18,783,915	20,150,325
Diluted	18,783,915	20,244,984

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirteen weeks ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income (loss)	$(826)	$6,393
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,039	7,002
Deferred taxes	(575)	(16)
Loss on disposal of property and equipment	5	17
Stock-based compensation	866	900
Change in assets and liabilities:
Inventories	7,566	(1,339)
Receivables	3,980	1,072
Prepaid expenses and other assets	888	(1,346)
Accounts payable	(15,812)	(13,272)
Accrued expenses and other liabilities	(14,050)	(9,047)

Net cash used in operating activities	(10,919)	(9,636)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,460)	(5,453)
Purchases of other assets and other intangible assets	(690)	(259)
Investment in affiliate	(169)	(195)

Net cash used in investing activities	(2,319)	(5,907)

Cash flows from financing activities:
Purchases of Company’s common stock	—	(8,290)

Net cash used in financing activities	—	(8,290)

Effect of exchange rates on cash	95	(1,252)

Net decrease in cash and cash equivalents	(13,143)	(25,085)
Cash and cash equivalents, beginning of period	47,000	66,261

Cash and cash equivalents, end of period	$33,857	$41,176

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$368	$2,817
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$308	$299

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 3, 2009 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 3, 2009 included in the Company’s annual report on Form 10-K filed with the SEC on March 19, 2009.

2. Goodwill

Goodwill is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the thirteen weeks ended April 4, 2009 (in thousands):

Balance as of January 3, 2009	$30,480
Effect of foreign currency translation	363

Balance as of April 4, 2009	$30,843

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. Goodwill will be tested for impairment no later than January 2, 2010.

3. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123R, Share-Based Payment, using the modified prospective method. The Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting.

For the thirteen weeks ended April 4, 2009, selling, general and administrative expense includes $0.9 million ($0. 6 million after tax) of stock-based compensation expense. For the thirteen weeks ended March 29, 2008, selling, general and administrative expenses includes $0.9 million ($0.6 million after tax) of stock-based compensation expense.

As of April 4, 2009, there was $9.4 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.9 years.

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

On March 17, 2009, the Board of Directors adopted, subject to stockholder approval at the Company’s annual meeting of stockholders on May 14, 2009, certain amendments to the Amended and Restated 2004 Stock Incentive Plan (the Amended Incentive Plan). If adopted by our stockholders, the Amended Incentive Plan amendments would, among other things: (i) provide that the number of shares authorized for issuance under the Amended Incentive Plan as of January 3, 2009 would be 3,230,000, subject to certain adjustments; (ii) expressly prohibit the use of shares withheld to satisfy tax withholding obligations for reissuance under the Amended Incentive Plan; (iii) provide a formula for the share reserve ratio of awards under the Amended Incentive Plan, including an increased ratio for certain awards; (iv) expressly prohibit the repricing of awards under the Amended Incentive Plan without the approval of stockholders; (v) revise a portion of the definition of “change in control” to state that a change in control occurs upon the occurrence of a reorganization, merger or consolidation rather than stockholder approval of such transactions; (vi) expressly state that the purchase price of all options shall be fair market value on the date of grant; (vii) limit the term of a stock appreciation right to 10 years; and (viii) provide that the Committee will administer and interpret the Amended Incentive Plan in a manner consistent with the intent to satisfy the requirements of Section 409A of the Internal Revenue Code to avoid any adverse tax results thereunder to a holder of an award.

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirteen weeks ended April 4, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 3, 2009	354,772	$15.98
Granted	475,015	5.05
Exercised	—	—
Forfeited	10,250	20.01

Outstanding, April 4, 2009	819,537	$9.56	7.6	$928

Options Exercisable As Of:
April 4, 2009	344,522	$15.78	4.3	$195

No options were exercised in the thirteen weeks ended April 4, 2009 or March 29, 2008. The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options during the thirteen weeks ended April 4, 2009 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the thirteen weeks ended April 4, 2009 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.3% to 2.4%; and (d) an expected life of 6.25 years.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirteen weeks ended April 4, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, January 3, 2009	713,756	$13.82
Granted	518,006	5.04
Vested	165,041	18.22
Canceled or expired	35,485	13.89

Outstanding, April 4, 2009	1,031,236	$8.70

The total fair value of shares vested during the thirteen weeks ended April 4, 2009 and March 29, 2008 was $0.9 million and $0.9 million, respectively. The above grants do not include 459,877 shares of restricted stock approved by the Committee on March 17, 2009, subject to shareholder approval of the Amended Incentive Plan.

(c) Associate Stock Purchase Plan

        In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees are given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period, or calendar quarter. The ASPP was terminated, effective December 31, 2008. The employees of the Company purchased 12,566 shares at $7.68 per share through the ASPP during the 2008 first calendar quarter, which ended March 31, 2008. The purchase occurred in the Company’s fiscal 2008 second quarter.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 4, 2009	March 29, 2008
Net income (loss)	$(826)	$6,393

Weighted average number of common shares outstanding	18,783,915	20,150,325

Effect of dilutive securities:
Stock options	—	72,157
Restricted stock	—	22,502

Weighted average number of common shares outstanding—dilutive	18,783,915	20,244,984

Earnings (loss) per share:
Basic:	$(0.04)	$0.32

Diluted	$(0.04)	$0.32

In calculating diluted earnings per share for the thirteen weeks ended April 4, 2009, options to purchase 819,537 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 1,031,236 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

6. Comprehensive Income

Comprehensive loss for the thirteen weeks ended April 4, 2009 was $0.3 million; comprehensive income for the thirteen weeks ended March 29, 2008 was $5.7 million. The difference between comprehensive income and net income resulted from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	April 4, 2009	January 3, 2009
Land	$2,261	$2,261
Furniture and fixtures	41,214	41,054
Computer hardware	21,865	21,665
Building	14,970	14,970
Leasehold improvements	141,832	139,723
Computer software	20,449	20,153
Construction in progress	2,885	2,820

	245,476	242,646
Less accumulated depreciation	128,145	119,453

	$117,331	$123,193

8. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). As of April 4, 2009 and January 3, 2009, there were approximately $1.0 million, of unrecognized tax benefits. During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $0.4 million either because the tax positions are sustained on audit or expiration of the statute of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of April 4, 2009 and January 3, 2009, there was approximately $0.2 million of accrued interest related to uncertain tax positions.

9. Segment Information

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended April 4, 2009
Net sales to external customers	$96,316	$597	$429	$97,342
Income (loss) before income taxes	(1,692)	244	342	(1,106)
Capital expenditures, net	2,089	61	—	2,150
Depreciation and amortization	6,925	114	—	7,039
Thirteen weeks ended March 29, 2008
Net sales to external customers	$121,854	$1,249	$704	$123,807
Income before income taxes	8,850	778	520	10,148
Capital expenditures, net	5,594	118	—	5,712
Depreciation and amortization	6,786	214	2	7,002
Total Assets as of:
April 4, 2009	$263,305	$2,804	$2,936	$269,045
March 29, 2008	$308,797	$2,512	$2,192	$313,501

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended April 4, 2009
Net sales to external customers	$82,637	$14,108	$597	$97,342
Property and equipment, net	103,931	13,399	1	117,331
Thirteen weeks ended March 29, 2008
Net sales to external customers	$106,185	$16,373	$1,249	$123,807
Property and equipment, net	116,616	20,234	6	136,856

(1)	North America includes company-owned stores in the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

10. Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in 2007. The Company also entered into a series of agreements whereby the

Company agreed to perform advisory and operational support services for Ridemakerz in exchange for additional equity. The Company received $0.2 million in equity in exchange for support services provided in the thirteen weeks ended April 4, 2009 and March 29, 2008. The Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of April 4, 2009, the investment in Ridemakerz was approximately $7.9 million, which represented an ownership interest of approximately 25%. Under current agreements, the Company is the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. Accordingly, the Company will not be allocated any losses until all of the priority equity members’ capital has been reduced to zero. As such, in the thirteen weeks ended April 4, 2009 or March 29, 2008, no share of losses had been allocated to the Company because the priority equity capital accounts had not been reduced to zero in those periods. Under the current agreements, Build-A-Bear Workshop, Inc. could own up to approximately 38% of fully diluted equity in Ridemakerz.

As of April 4, 2009 and January 3, 2009, outstanding receivables from Ridemakerz were $0.6 million and $0.4 million, respectively.

11. Closure of Friends 2B Made Concept

In 2008, the Company announced plans to close its Friends 2B Made concept, a line of make-your-own dolls and related products. The closure plan affects the Company’s nine Friends 2B Made locations, all but one of which is inside or adjacent to a Build-A-Bear Workshop store, separate Friends 2B Made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s website, www.friends2bmade.com. While the Company expects to complete the closures by the end of the third quarter of fiscal 2009, the specific timing of the closures is dependent on finalizing third-party agreements and is therefore subject to change. During the thirteen weeks ended April 4, 2009, the Company recorded a pre-tax charge of $0.5 million related to the closures, which consisted primarily of lease termination charges and is included in “Store closing” expenses in the Consolidated Statements of Operations. This charge is a component of net income before income taxes in the retail segment. In addition to the charges already recorded, the Company expects to incur pre-tax charges of approximately $1.4 to $1.8 million through the third quarter of fiscal 2009. The majority of these charges are attributable to potential lease termination costs and other potential costs associated with the closure plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 3, 2009, as filed with the SEC, and the following: general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; our consolidated financial results may be significantly affected by foreign currency exchange rates; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and online initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to open new stores or may be unable to effectively manage our growth; losses incurred by our affiliate Ridemakerz LLC may adversely affect our financial condition and profitability; we may be unable to close our Friends 2B Made concept on terms we currently anticipate; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; we may be unable to realize the anticipated benefits from our company-owned distribution center or our third-party distribution center providers may perform poorly; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory, and the inclusion of France as a Company-owned country; our market share could be adversely affected by a significant, or increased, number of competitors; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; and we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of April 4, 2009, we operated 292 stores in the United States, Canada, and Puerto Rico, 54 stores in the United Kingdom, Ireland and France, and had 60 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our website, which simulates our interactive shopping experience, as well as non-traditional store locations in five Major League Baseball® parks, one location in a zoo and one location in a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

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

We operate in three reportable segments (retail, international franchising, and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, France, all non-traditional store locations and three e-commerce websites or “webstores”;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties that manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

Selected financial data attributable to each segment for the thirteen weeks ended April 4, 2009 and March 29, 2008 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 13.6% for the thirteen weeks ended April 4, 2009 and 21.1% for the thirteen weeks ended March 29, 2008 and consolidated net loss as a percentage of total revenues was 0.8% for the thirteen weeks ended April 4, 2009 and consolidated net income as a percentage of total revenues was 5.2% for the thirteen weeks ended March 29, 2008. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income. The decrease in our store contribution over the prior year was primarily due to the decline in gross margin, resulting primarily from a lack of leverage on fixed occupancy costs in the North American operations and the decline in merchandise margin resulting from the value pricing initiatives and the impact of foreign currency translation, partially offset by improved occupancy leverage in Europe, a reduction in fuel surcharges, and operating efficiencies in our distribution and warehousing operations.

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

	Thirteen Weeks Ended
	April 4, 2009	March 29, 2008
North America	(20.5)%	(13.1)%
Europe	5.6%	14.5%

Consolidated	(17.8)%	(10.5)%

We believe the decline in comparable store sales for the periods presented is primarily attributable to the following factors:

•

We believe that the economic recession and dramatic decrease in consumer wealth which has resulted in a significant decline in consumer sentiment and a pullback in consumer spending has impacted our comparable stores sales.

•

We believe the slow down in shopping mall customer traffic during the fiscal 2009 first quarter compared to the same period in fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales.

•	We believe the calendar shift of the Easter holiday and associated school vacations from the fiscal 2008 first quarter to the fiscal 2009 second quarter impacted our comparable store sales.

The Company is addressing the decline in comparable store sales with the following key initiatives:

•

Through our ongoing marketing and merchandising we are balancing initiatives to attract new guests and retain existing guests. Understanding that today our customers are more value oriented in their purchase decisions, we have expanded our assortment of products priced at $10 and $12.

•

We are developing new marketing programs and enhancing existing programs to communicate the value of our products as well as our unique position of having both a real world and virtual world experience. Accordingly, we are refining our communication strategies and reallocating our marketing spending to match changing consumer shopping patterns and to lengthen the time of key promotions.

•

We are leveraging Buildabearville.com to drive traffic to our stores and to increase brand engagement and brand loyalty through increased awareness and conversion and an expanded assortment of virtual world game cards (Bear Bills) for sale in our stores and online.

•	Implementing cost reduction plans expected to result in $15 million in annualized pre-tax savings in 2009.

•

Slowing new store growth in 2009 to one new store, down from 25 new stores in 2008, which allows us to refocus on our business and align all operations around our goals of new guest acquisition and guest retention aimed at improving our comparable stores sales performance.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, the United Kingdom, Ireland, and France for the periods presented:

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Beginning of period	346	321
Opened	—	4
Closed	—	—

End of period	346	325

During fiscal 2009, we anticipate opening one Build-A-Bear Workshop store in North America. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 to 75 stores in the United Kingdom and Ireland.

We also have store locations for our proprietary “Friends 2B Made” line of make-your-own dolls and related products. As of April 4, 2009, we operated one stand-alone Friends 2B Made store and seven Friends 2B Made stores adjacent to Build-A-Bear Workshop stores in the United States. Other than the one stand-alone store, these Friends 2B Made stores are not included in our store count, but rather are considered expansions of existing Build-A-Bear Workshop stores. In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept.

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of April 4, 2009, we had a total of five ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos are excluded from our store count.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirteen weeks ended
	April 4, 2009	March 29, 2008
Beginning of period	62	53
Opened	1	4
Closed	(3)	(5)

End of period	60	52

As of April 4, 2009, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 20 countries. We anticipate signing additional master franchise agreements in the future. We expect our franchisees to open 5 to 10 stores in fiscal 2009, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and immaterial rounding:

	Thirteen weeks ended
	April 4, 2009	March 29, 2008
Revenues:
Net retail sales	98.9%	98.4%
Franchise fees	0.6	1.0
Licensing revenue	0.4	0.6

Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	63.4	56.4
Selling, general and administrative	37.9	36.2
Store preopening	—	0.4
Store closing	0.5	—
Interest expense (income), net	0.0	(0.4)

Total costs and expenses	101.1	91.8

Income (loss) before income taxes	(1.1)	8.2
Income tax expense (benefit)	(0.3)	3.0

Net income (loss)	(0.8)%	5.2%

Gross Margin % (2)	36.6%	43.6%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended April 4, 2009 compared to thirteen weeks ended March 29, 2008

Total revenues. Net retail sales decreased to $96.3 million for the thirteen weeks ended April 4, 2009 from $121.8 million for the thirteen weeks ended March 29, 2008, a decrease of $25.5 million, or 21%. This decline was primarily attributable to an $18.8 million decline in comparable store sales, a $5.7 million negative impact of foreign currency translation and a $6.2 million impact of the shift in the weeks included in the fiscal 2009 first quarter as compared to the fiscal 2008 first quarter. These declines were partially offset by a $5.6 million increase in sales from new stores. Other changes in net retail sales totaled $0.4 million and included decreased sales from non-store locations, partially offset by deferred revenue adjustment.

We believe the decline in comparable store sales for the periods presented is primarily attributable to the following factors:

•

We believe that the economic recession and dramatic decrease in consumer wealth which has resulted in a significant decline in consumer sentiment and a pullback in consumer spending has impacted our comparable stores sales.

•

We believe the slow down in shopping mall customer traffic during the fiscal 2009 first quarter compared to the same period in fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales.

•	We believe the calendar shift of the Easter holiday and associated school vacations from the fiscal 2008 first quarter to the second quarter in fiscal 2009 impacted our comparable store sales.

Revenue from franchise fees decreased to $0.6 million for the thirteen weeks ended April 4, 2009 from $1.2 million for the thirteen weeks ended March 29, 2008, a decrease of $0.6 million. This decrease was primarily due to the decline in franchisee store sales reflecting the global economic slowdown. Revenue from licensing decreased to $0.4 million for the thirteen weeks ended April 4, 2009 from $0.7 million for the thirteen weeks ended March 29, 2008, a decrease of $0.3 million. This decrease was primarily related to a change in the mix of licensed products.

Gross margin. Gross margin decreased to $35.3 million for the thirteen weeks ended April 4, 2009 from $53.1 million for the thirteen weeks ended March 29, 2008, a decrease of $17.8 million, or 33.5%. As a percentage of net retail sales, gross margin declined to 36.6% for the thirteen weeks ended April 4, 2009 from 43.6% for the thirteen weeks ended March 29, 2008, a decrease of 700 basis points as a percentage of net retail sales (“bps”). The decline in gross margin was primarily attributable to a lack of leverage on fixed occupancy costs in the North American operations and the decline in merchandise margin resulting from the value pricing initiatives and the impact of foreign currency translation, partially offset by improved occupancy leverage in Europe, a reduction in fuel surcharges, and operating efficiencies in our distribution and warehousing operations.

Selling, general and administrative. Selling, general and administrative expenses were $36.9 million for the thirteen weeks ended April 4, 2009 as compared to $44.8 million for the thirteen weeks ended March 29, 2008, a decrease of $7.9 million, or 17.6%. As a percentage of total revenues, selling, general and administrative expenses increased to 37.9% for the thirteen weeks ended April 4, 2009 as compared to 36.2% for the thirteen weeks ended March 29, 2008, an increase of 170 bps. The dollar decrease was primarily due to cost reduction efforts put into place to align our cost structure with the downturn we are experiencing in consumer spending even though we had 21 more stores in operation at April 4, 2009 as compared to March 29, 2008. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to deleveraging of fixed components of overhead costs, specifically, central office expense, store payroll, and depreciation.

Store preopening. We had no store preopening expense for the thirteen weeks ended April 4, 2009 as compared to $0.6 million for the thirteen weeks ended March 29, 2008. The decrease in store preopening for the period was the result of timing of store preopening activities. We expect to open no stores during the fiscal 2009 second quarter as compared to five stores opened during the same period in fiscal 2008. Preopening expenses include expenses for stores that opened in the current period as well as some expenses incurred for stores that will be opened in future periods.

Store closing. Store closing expense was $0.5 million for the thirteen weeks ended April 4, 2009 and consisted primarily of lease termination charges related to the closure of the friends 2B made concept.

Interest expense (income), net. Interest income, net of interest expense, was $24,000 and $0.5 million for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. The decrease was the result of lower cash balances and lower interest rates.

Provision for income taxes. The income tax benefit was $0.3 million for the thirteen weeks ended April 4, 2009 as compared to the provision for income taxes of $3.8 million for the thirteen weeks ended March 29, 2008. The effective tax rate was 25.4% for the thirteen weeks ended April 4, 2009 compared to 37.0% for the thirteen weeks ended March 29, 2008. The decrease in the effective tax rate was primarily attributable to the impact of combining domestic losses with losses in a foreign jurisdiction for which no tax benefit may be recognized.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (in thousands):

	Thirteen weeks ended April 4, 2009			Thirteen weeks ended March 29, 2008
	North America	Europe	Total	North America	Europe	Total
Net income (loss)	$(104)	$(722)	$(826)	$6,537	$(144)	$6,393
Income tax expense (benefit)	(120)	(160)	(280)	3,755	—	3,755
Interest expense (income)	(4)	(20)	(24)	(341)	(119)	(460)
Store depreciation, amortization and impairment (1)	4,373	637	5,010	4,472	812	5,284
Store preopening expense	—	—	—	335	218	553
Store closing (2)	501	—	501	—	—	—
General and administrative expense (3)	8,890	879	9,769	10,865	294	11,159
Franchising and licensing contribution (4)	(700)	—	(700)	(1,513)	—	(1,513)
Non-store activity contribution (5)	(615)	(117)	(732)	(241)	(92)	(333)

Store contribution	$12,221	$497	$12,718	$23,869	$969	$24,838

Total revenues	$83,234	$14,108	$97,342	$107,434	$16,373	$123,807
Franchising and licensing revenues from external customers	(1,026)	—	(1,026)	(1,953)	—	(1,953)
Revenues from non-store activities from external customers (5)	(2,638)	(432)	(3,070)	(3,698)	(287)	(3,985)

Store location net retail sales	$79,570	$13,676	$93,246	$101,783	$16,086	$117,869

Store contribution as a percentage of store location net retail sales	15.4%	3.6%	13.6%	23.5%	6.0%	21.1%

Total net income (loss) as a percentage of total revenues	(0.1)%	(5.1)%	(0.8)%	6.1%	(0.9)%	5.2%

(1)	Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges, included in cost of merchandise sold.
(2)	Store closing expense represents asset impairment and other charges related to the closure of the friends 2B made concept.
(3)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including assets related to the virtual world, and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(4)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.
(5)	Non-store activities include our webstores, and seasonal and event-based locations as well as intercompany transfer pricing charges.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including: (1) the timing of our new store openings and related expenses; (2) fluctuations in the profitability of our stores; (3) increases or decreases in our comparable store sales; (4) the timing and frequency of our marketing initiatives; (5) changes in general economic conditions and consumer spending patterns; (6) changes in consumer preferences; (7) the effectiveness of our inventory management; (8) the actions of our competitors or mall anchors and co-tenants; (9) seasonal shopping patterns and holiday and vacation schedules; (10) the timing and frequency of national media appearances and other public relations events; and (11) weather conditions.

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

Historically, for North American stores open more than twelve months, seasonality has not been a significant factor in our results of operations, although we cannot assure you that this will continue to be the case. European-based store sales have historically been weighted more heavily in the fourth quarter as compared to North American stores. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2008 fiscal fourth quarter had 14 weeks.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems and working capital. Historically, we have met these requirements through cash flow provided by operations, capital generated from the sale and issuance of our securities to private investors and through our initial public offering, and our revolving line of credit.

Operating Activities. Cash used in operating activities was $10.9 million for the thirteen weeks ended April 4, 2009 as compared with cash used in operating activities of $9.6 million for the thirteen weeks ended March 29, 2008, or an increase of $1.3 million. This increase of cash used in operating activities over the year ago period was primarily due to the net loss of $0.8 million in the thirteen weeks ended April 4, 2009 as compared to net income of $6.4 million in the thirteen weeks ended March 29, 2008 partially offset by overall reductions in inventory levels.

Investing Activities. Cash used in investing activities was $2.3 million for the thirteen weeks ended April 4, 2009 as compared to $5.9 million for the thirteen weeks ended March 29, 2008. Cash used in investing activities during the thirteen weeks ended April 4, 2009 primarily relates to investments in buildabearville.com and the acquisition of trademarks and other intellectual property. Cash used in investing activities during the thirteen weeks ended March 29, 2008 primarily relates to new store construction costs.

Financing Activities. We had no cash flows from financing activities in the thirteen weeks ended April 4, 2009. Cash flows used in financing activities of $8.3 million for the thirteen weeks ended March 29, 2008 consisted primarily of cash spent for the repurchase of the Company’s common stock. No borrowings were made under our line of credit in either the thirteen weeks ended April 4, 2009 or the thirteen weeks ended March 29, 2008.

        Capital Resources. As of April 4, 2009, we had a consolidated cash balance of $34 million. We also have a line of credit, which we can use to finance capital expenditures, and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective August 11, 2008 to increase the availability for the first half of the fiscal year from $15 million to $40 million and the availability for the seasonal overline from $30 million to $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2009 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.3%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of April 4, 2009: (i) we were in compliance with these covenants, (ii) there were no borrowings under our line of credit, (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $38.9 million available for borrowing under the line of credit.

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

In fiscal 2009, we expect to spend a total of $9 million on capital expenditures. Capital spending through the thirteen weeks ended April 4, 2009 totaled $2.2 million, on track with our full year plans. Capital spending in fiscal 2009 is primarily for the continued installation and upgrades of central office information technology systems, the opening of one new store, relocation of one store and the closure of our Friends 2B Made concept. In fiscal 2008, the average investment per new store in North America, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.4 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 18 months. Our credit agreement expires on December 31, 2009.

On March 10, 2008, we announced an expanded share repurchase program. On March 3, 2009, we announced an additional twelve month extension of this share repurchase program. We currently have the ability to purchase up to $50 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares over the next 12 months, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of May 8, 2009, approximately 1.9 million shares at an average price of $10.21 per share have been repurchased under this program for an aggregate amount of $19.0 million.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of April 4, 2009, the investment in Ridemakerz was approximately $7.9 million, which represented an ownership interest of approximately 25%. Under the current agreements, we could own up to approximately 38% of fully diluted equity in Ridemakerz. See Note 10 – Investment in Affiliate to the Condensed Consolidated Financial Statements for additional information.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot provide assurance, however, that our business will not be affected by inflation in the future.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates, including those related to inventory, long-lived assets, goodwill and revenue recognition, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 19, 2009, which includes audited consolidated financial statements for our 2008, 2007 and 2006 fiscal years. There have been no material changes to the critical accounting policies and estimates disclosed in the 2008 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at our option of prime minus 1.0% or LIBOR plus 1.3%. We had no borrowings outstanding during the first quarter of fiscal 2009. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Although we enter into a significant amount of purchase obligations outside of the U.S., these obligations are settled primarily in U.S. dollars and, therefore, we believe we have only minimal exposure at present to foreign currency exchange risks for our purchase obligations. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future.

We do not engage in financial transactions for trading or speculative purposes.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2009, the end of the period covered by this quarterly report.

It should be noted that our management, including the Chief Executive Bear and the Chief Operations and Financial Bear, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the Securities and Exchange Commission on March 19, 2009, except we have added the following risk factor:

If our affiliate, Ridemakerz LLC, incurs sufficient losses, our financial condition and profitability could be adversely affected.

We hold a minority interest in Ridemakerz, LLC, which is accounted for under the equity method of accounting. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. As of April 4, 2009, our investment in Ridemakerz was approximately $7.9 million, which represented an ownership interest of approximately 25%, and outstanding receivables from Ridemakerz were $0.6 million. Under current agreements, we are the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. Accordingly, we will not be allocated any losses until all of the priority equity members’ capital has been reduced to zero. If Ridemakerz incurs sufficient losses, however, we would be required to recognize a portion of its losses and we could be required to write off our receivables from Ridemakerz. Additionally, if we determine that we may be unable to recover the carrying amount of our investment, we could be required to record impairment charges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 4, 2009 – Jan. 31, 2009 (1)	408	$4.89	—	$30,987,972
Feb. 1, 2009 – Feb. 28, 2009	—	—	—	$30,987,972
Mar. 1, 2009 – Apr. 4, 2009 (1)	61,640	$5.10	—	$30,987,972

Total	62,048	$5.10	—	$30,987,972

(1)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
(2)	On March 3, 2009, we announced an extension of our $50 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.3	Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.4	Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.1*	Form of Restricted Stock and Non-Qualified Stock Option Grant Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan

10.2*	Employment, Confidentiality and Noncompete Agreement dated as of March 16, 2009 between John Haugh and the Registrant

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary