Form 10-Q
period 2009-07-04
BUILD A BEAR WORKSHOP INC
filed 2009-08-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2009

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

As of August 7, 2009, there were 20,344,708 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	July 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$30,712	$47,000
Inventories	47,766	50,586
Receivables	4,762	8,288
Prepaid expenses and other current assets	19,489	16,151
Deferred tax assets	4,108	3,839

Total current assets	106,837	125,864
Property and equipment, net	112,834	123,193
Goodwill	34,188	30,480
Other intangible assets, net	3,940	3,903
Investment in affiliate	7,554	7,721
Other assets, net	9,285	8,991

Total Assets	$274,638	$300,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,035	$37,547
Accrued expenses	6,500	12,593
Gift cards and customer deposits	22,502	29,210
Deferred revenue	7,839	7,634

Total current liabilities	63,876	86,984

Deferred franchise revenue	1,821	2,033
Deferred rent	38,360	41,714
Other liabilities	1,745	1,696
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 4, 2009 and January 3, 2009	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,347,490 and 19,478,750 shares, respectively	203	195
Additional paid-in capital	77,789	76,852
Accumulated other comprehensive loss	(5,627)	(12,585)
Retained earnings	96,471	103,263

Total stockholders’ equity	168,836	167,725

Total Liabilities and Stockholders’ Equity	$274,638	$300,152

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues:
Net retail sales	$81,307	$93,468	$177,623	$215,322
Franchise fees	612	824	1,209	2,073
Licensing revenue	485	403	914	1,107

Total revenues	82,404	94,695	179,746	218,502

Costs and expenses:
Cost of merchandise sold	54,587	59,430	115,639	128,169
Selling, general and administrative	37,508	42,174	74,427	87,001
Store preopening	17	622	17	1,175
Store closing	230	—	731	—
Equity losses from investment in affiliate	533	—	533	—
Interest expense (income), net	(23)	(179)	(47)	(639)

Total costs and expenses	92,852	102,047	191,300	215,706

Income (loss) before income taxes	(10,448)	(7,352)	(11,554)	2,796
Income tax expense (benefit)	(4,479)	(2,561)	(4,760)	1,194

Net income (loss)	$(5,969)	$(4,791)	$(6,794)	$1,602

Earnings (loss) per common share:
Basic	$(0.32)	$(0.25)	$(0.36)	$0.08

Diluted	$(0.32)	$(0.25)	$(0.36)	$0.08

Shares used in computing common per share amounts:
Basic	18,871,415	18,935,410	18,827,665	19,546,596
Diluted	18,871,415	18,935,410	18,827,665	19,637,956

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$(6,794)	$1,602
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,089	14,243
Stock-based compensation	2,061	1,841
Deferred taxes	(948)	(1,331)
Impairment of store assets	289	—
Equity losses from investment in affiliate	533	—
Loss on disposal of property and equipment	44	74
Change in assets and liabilities:
Inventories	3,318	1,873
Receivables	3,606	883
Prepaid expenses and other assets	(2,949)	(5,221)
Accounts payable	(9,855)	(19,988)
Accrued expenses and other liabilities	(14,199)	(14,030)

Net cash used in operating activities	(10,805)	(20,054)

Cash flows from investing activities:
Purchases of property and equipment	(2,543)	(13,861)
Purchases of other assets and other intangible assets	(1,170)	(854)
Investment in affiliate	(365)	(2,961)

Cash used in investing activities	(4,078)	(17,676)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	—	97
Purchases of Company’s common stock	—	(13,418)

Cash used in financing activities	—	(13,321)

Effect of exchange rates on cash	(1,405)	415

Net decrease in cash and cash equivalents	(16,288)	(50,636)
Cash and cash equivalents, beginning of period	47,000	66,261

Cash and cash equivalents, end of period	$30,712	$15,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$7,113
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$311	$304

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 3, 2009 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 3, 2009 included in the Company’s annual report on Form 10-K filed with the SEC on March 19, 2009.

2. Goodwill

Goodwill is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the twenty-six weeks ended July 4, 2009 (in thousands):

Balance as of January 3, 2009	$30,480
Effect of foreign currency translation	3,708

Balance as of July 4, 2009	$34,188

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

3. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123R, Share-Based Payment. The Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting.

For the thirteen and twenty-six weeks ended July 4, 2009, selling, general and administrative expense includes $1.2 million ($0.7 million after tax) and $2.1 million ($1.2 million after tax), respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended June 28, 2008, selling, general and administrative expenses includes $0.9 million ($0.6 million after tax) and $1.8 million ($1.1 million after tax), respectively, of stock-based compensation expense.

As of July 4, 2009, there was $10.3 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.75 years.

4. Stock Incentive Plans

In 2000, the Company adopted the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan. In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, and, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).

The Plans allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Options granted under the Plans expire no later than 10 years from the date of the grant. The exercise price of each stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provision of individual awards is at the discretion of the compensation committee of the Board of Directors (the Committee) and generally ranges from one to four years.

On March 17, 2009, the Board of Directors adopted, subject to stockholder approval at the Company’s annual meeting of stockholders, certain amendments to the Amended and Restated 2004 Stock Incentive Plan (the Amended Incentive Plan). On May 14, 2009, the stockholders approved the Amended Incentive Plan. The Amended Incentive Plan amendments, among other things: (i) provide that the number of shares authorized for issuance under the Amended Incentive Plan as of January 3, 2009 would be 3,230,000, subject to certain adjustments; (ii) expressly prohibit the use of shares withheld to satisfy tax withholding obligations for reissuance under the Amended Incentive Plan; (iii) provide a formula for the share reserve ratio of awards under the Amended Incentive Plan, including an increased ratio for certain awards; (iv) expressly prohibit the repricing of awards under the Amended Incentive Plan without the approval of stockholders; (v) revise a portion of the definition of “change in control” to state that a change in control occurs upon the occurrence of a reorganization, merger or consolidation rather than stockholder approval of such transactions; (vi) expressly state that the purchase price of all options shall be fair market value on the date of grant; (vii) limit the term of a stock appreciation right to 10 years; and (viii) provide that the Committee will administer and interpret the Amended Incentive Plan in a manner consistent with the intent to satisfy the requirements of Section 409A of the Internal Revenue Code to avoid any adverse tax results thereunder to a holder of an award.

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the twenty-six weeks ended July 4, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 3, 2009	354,772	$15.98
Granted	475,015	5.05
Exercised	—	—
Forfeited	12,734	19.30

Outstanding, July 4, 2009	817,053	$9.57	7.3	$99

Options Exercisable As Of:
July 4, 2009	344,522	$15.78	4.1	$99

No options were exercised in the twenty-six weeks ended July 4, 2009 or June 28, 2008. The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options during the thirteen and twenty-six weeks ended July 4, 2009 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the thirteen weeks ended April 4, 2009 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.3% to 2.4%; and (d) an expected life of 6.25 years.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the twenty-six weeks ended July 4, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, January 3, 2009	713,756	$13.82
Granted	981,002	5.07
Vested	172,884	18.19
Canceled or expired	51,052	12.59

Outstanding, July 4, 2009	1,470,822	$7.51

The total fair value of shares vested during the twenty-six weeks ended July 4, 2009 and June 28, 2008 was $0.9 million and $1.0 million, respectively.

(c) Associate Stock Purchase Plan

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees were given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period, or calendar quarter. The ASPP was terminated, effective December 31, 2008. The employees of the Company purchased 13,880 shares at $6.36 per share through the ASPP during the 2008 second calendar quarter, which ended June 30, 2008. The purchase occurred in the Company’s fiscal 2008 third quarter.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income (loss)	$(5,969)	$(4,791)	$(6,794)	$1,602

Weighted average number of common shares outstanding	18,871,415	18,935,410	18,827,665	19,546,596

Effect of dilutive securities:
Stock options	—	—	—	53,852
Restricted stock	—	—	—	37,508

Weighted average number of common shares—dilutive	18,871,415	18,935,410	18,827,665	19,637,956

Earnings (loss) per share:
Basic	$(0.32)	$(0.25)	$(0.36)	$0.08

Diluted	$(0.32)	$(0.25)	$(0.36)	$0.08

In calculating diluted loss per share for the thirteen and twenty-six weeks ended July 4, 2009, options to purchase 817,053 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted loss per share due to their anti-dilutive effect. An additional 1,470,822 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted loss per share for the thirteen and twenty-six weeks ended July 4, 2009 due to their anti-dilutive effect.

In calculating diluted loss per share for the thirteen weeks ended June 28, 2008, options to purchase 369,173 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted loss per share due to their anti-dilutive effect. An additional 689,025 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted loss per share for the thirteen weeks ended June 28, 2008 due to their anti-dilutive effect. In calculating diluted earnings per share for the twenty-six weeks ended June 28, 2008, options to purchase 173,282 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 237,312 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share for the thirteen weeks ended June 28, 2008 due to their anti-dilutive effect.

6. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (FIN 48). As of July 4, 2009 and January 3, 2009, the Company had approximately $1.0 million of unrecognized tax benefits. During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $0.4 million either because the tax positions are sustained on audit or expiration of the statute of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 4, 2009 and January 3, 2009, there was approximately $0.2 million of accrued interest related to uncertain tax positions.

7. Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen weeks ended July 4, 2009 and June 28, 2008 was $0.5 million and $(3.4) million, respectively, and for the twenty-six week period ended July 4, 2009 and June 28, 2008 was $0.2 million and $2.3 million, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, including Puerto Rico, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s Web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of France, Asia, Australia and Africa. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financials statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended July 4, 2009
Net sales to external customers	$81,307	$612	$485	$82,404
Income (loss) before income taxes	(11,140)	283	409	(10,448)
Capital expenditures, net	1,529	35	—	1,564
Depreciation and amortization	6,942	108	—	7,050
Thirteen weeks ended June 28, 2008
Net sales to external customers	$93,468	$824	$403	$94,695
Income (loss) before income taxes	(8,045)	429	264	(7,352)
Capital expenditures, net	8,571	432	—	9,003
Depreciation and amortization	7,071	168	2	7,241
Twenty-six weeks ended July 4, 2009
Net sales to external customers	$177,623	$1,209	$914	$179,746
Income (loss) before income taxes	(12,832)	527	751	(11,554)
Capital expenditures, net	3,618	96	—	3,714
Depreciation and amortization	13,868	221	—	14,089
Twenty-six weeks ended June 28, 2008
Net sales to external customers	$215,322	$2,073	$1,107	$218,502
Income before income taxes	804	1,207	785	2,796
Capital expenditures, net	14,165	550	—	14,715
Depreciation and amortization	13,857	382	4	14,243
Total Assets as of:
July 4, 2009	$250,396	$21,185	$3,057	$274,638
June 28, 2008	$288,108	$3,441	$2,319	$293,868

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 4, 2009
Net sales to external customers	$67,619	$14,173	$612	$82,404
Property and equipment, net	98,579	14,255	—	112,834
Thirteen weeks ended June 28, 2008
Net sales to external customers	$78,603	$15,268	$824	$94,695
Property and equipment, net	117,781	20,548	4	138,333
Twenty-six weeks ended July 4, 2009
Net sales to external customers	$150,256	$28,281	$1,209	$179,746
Property and equipment, net	98,579	14,255	—	112,834
Twenty-six weeks ended June 28, 2008
Net sales to external customers	$184,788	$31,641	$2,073	$218,502
Property and equipment, net	117,781	20,548	4	138,333

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

9. Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC (Ridemakerz), which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in 2007 and $2.5 million in 2008. The Company has also entered into a series of agreements whereby the Company has agreed to perform advisory and operational support services for Ridemakerz in exchange for additional equity. For the thirteen and twenty-six weeks ended July 4, 2009, the Company received $0.2 million and $0.4 million, respectively, in equity in exchange for support services provided. For the thirteen and twenty-six weeks ended June 28, 2008, the Company received $0.3 million and $0.5 million, respectively, in equity in exchange for support services provided. In 2007, the Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. As of July 4, 2009, the Company’s investment in Ridemakerz was approximately $7.6 million, which represented an ownership interest of approximately 25%. Under current agreements, the Company is the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. Accordingly, the Company will be allocated losses when all of the priority equity members’ capital has been reduced to zero. In the fiscal 2009 second quarter, the Company recorded a non-cash pre-tax loss of $0.5 million or $0.02 per diluted share, included in “Equity losses from investment in affiliate” in the Consolidated Statements of Operations. No income or loss allocations were recorded in the thirteen or twenty-six weeks ended June 28, 2008. As Ridemakerz continues to incur losses, the Company will be required to recognize those losses as non-cash charges up to the amount of the Company’s total investment, including receivables, unless additional equity investments are made by other investors. Under the current agreements, the Company could own up to approximately 36% of fully diluted equity in Ridemakerz.

As of July 4, 2009 and January 3, 2009, outstanding receivables from Ridemakerz were $0.8 million and $0.4 million, respectively.

10. Closure of Friends 2B Made Concept

In September 2008, the Company announced plans to close its Friends 2B Made concept, a line of make-your-own dolls and related products. The closure plan affects the Company’s nine Friends 2B Made locations, all but one of which were inside or adjacent to a Build-A-Bear Workshop store, separate Friends 2B Made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s website, www.friends2bmade.com. As of July 4, 2009, five of the nine locations were closed and the fixtures had been removed from all Build-A-Bear Workshop stores. It is anticipated that the closures will be completed in the third quarter of fiscal 2009. During the thirteen and twenty-six weeks ended July 4, 2009, the Company recorded pre-tax charges of $0.2 and $0.7 million, respectively, related to the closures, which consisted of lease termination charges and construction costs, and is included in “Store closing” expenses in the Consolidated Statements of Operations. This charge is a component of net loss before income taxes in the retail segment. In fiscal 2009, the Company expects to incur total pre-tax charges of approximately $1.0 to $1.3 million. The majority of these charges are attributable to potential lease termination costs, construction costs and other potential costs associated with the closure plan.

11. Subsequent Events

The Company has evaluated events and transactions subsequent to July 4, 2009 through August 13, 2009, the date the financial statements were filed with the SEC as part of Form 10-Q. No events require recognition in the consolidated financial statements or disclosures of the Company per the definitions and requirements of SFAS No. 165, Subsequent Events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 3, 2009 and our quarterly report on Form 10-Q for the quarter ended April 4, 2009, as filed with the SEC, and the following: general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; our consolidated financial results may be significantly affected by changes in foreign currency exchange rates; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and online initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; losses incurred by our affiliate Ridemakerz may adversely affect our financial condition and profitability; current capital market conditions could adversely affect the renewal or replacement of our credit agreement; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to close our Friends 2B Made concept on terms we currently anticipate; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; we may be unable to realize the anticipated benefits from our company-owned distribution center or our third-party distribution center providers may perform poorly; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory, and the inclusion of France as a company-owned country; our market share could be adversely affected by a significant, or increased, number of competitors; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; and we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of July 4, 2009, we operated 291 stores in the United States, Canada, and Puerto Rico, 54 stores in the United Kingdom, Ireland and France, and had 61 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our multiple websites, which simulates our interactive shopping experience, as well as non-traditional store locations in five Major League Baseball® ballparks, one location in a zoo and one location in a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited (Bear Factory), a stuffed animal retailer in the United Kingdom, and Amsbra Limited (Amsbra), the Company’s former United Kingdom franchisee (collectively, the U.K. Acquisition). The results of the U.K. Acquisition operations have been included in the Company’s consolidated financial statements since that date. In conjunction with those transactions, we obtained 40 retail locations in the United Kingdom and Ireland. In 2007, the Company expanded its Company-owned store base to France, which was previously under a franchise agreement and had one store within a department store in operation that was subsequently closed. The Company currently operates three company-owned stores in France.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 9.7% for the twenty-six weeks ended July 4, 2009 and 16.0% for the twenty-six weeks ended June 28, 2008 and consolidated net loss as a percentage of total revenues was 3.8% for the twenty-six weeks ended July 4, 2009 and consolidated net income as a percentage of total revenues was 0.7% for the twenty-six weeks ended June 28, 2008. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income (loss). The decrease in our store contribution over the prior year was due to the decline in net retail sales and resulting decline in gross margin as we experienced a lack of sales leverage on fixed store occupancy costs. We are protecting our store contribution through aggressive cost reduction plans. Cost reduction initiatives are now expected to result in approximately $18 million in annualized pre-tax savings. Cost reduction initiatives include spending reductions in marketing and advertising, transportation, central office payroll and outside services.

We use comparable store sales as one of the performance measures for our business. Comparable store sales percentage changes are based on net retail sales, excluding our webstore and seasonal and event-based locations. Stores are considered comparable beginning in their thirteenth full month of operation. Comparable store sales percentage changes for 2009 are based on net retail sales as compared to the thirteen and twenty-six week periods ended July 5, 2008. The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2009	June 29, 2008	July 4, 2009	June 29, 2008
North America	(17.5)%	(20.5)%	(19.2)%	(16.5)%
Europe	8.2%	2.2%	7.3%	8.3%

Consolidated	(13.9)%	(17.9)%	(16.0)%	(13.9)%

We believe the decline in comparable store sales was attributable primarily to the following factors:

•

We believe that the economic recession and dramatic decrease in consumer wealth which has resulted in a significant decline in consumer sentiment and a pullback in consumer spending has impacted our comparable store sales.

•

We believe the slow down in shopping mall customer traffic during the first half of fiscal 2009 compared to the same period in fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales.

•

We believe the calendar shift of the Easter holiday and associated school vacations from the fiscal 2008 first quarter to the fiscal 2009 second quarter had a positive impact on our comparable store sales for the thirteen weeks ended July 4, 2009 and a negative impact for the thirteen weeks ended June 28, 2008.

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

•	We are leveraging Buildabearville.com to drive traffic to our stores and to increase brand engagement and brand loyalty through increased awareness and conversion.

•	Implementing cost reduction plans now expected to result in $18 million in annualized pre-tax savings in 2009, up from a previous plan for $15 million in savings.

•

Slowing new store growth in 2009 to one new store, down from 25 new stores in 2008, which allows us to refocus on our business and align all operations around our goals of new guest acquisition and guest retention aimed at improving our comparable stores sales performance.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland, and France (collectively, Europe) for the periods presented:

	Twenty-six weeks ended
	July 4, 2009	June 28, 2008
Beginning of period	346	321
Opened	—	9
Closed	(1)	—

End of period	345	330

During fiscal 2009, we anticipate opening one Build-A-Bear Workshop store in North America and no new stores in Europe. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in North America, approximately 70 to 75 stores in the United Kingdom and Ireland.

We also have store locations for our proprietary Friends 2B Made line of make-your-own dolls and related products. As of July 4, 2009, we operated one stand-alone Friends 2B Made store and three Friends 2B Made stores adjacent to Build-A-Bear Workshop stores in the United States. Other than the one stand-alone store, these Friends 2B Made stores are not included in our store count, but rather are considered expansions of existing Build-A-Bear Workshop stores. In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept. We anticipate that the four remaining locations will be closed during the fiscal 2009 third quarter

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of July 4, 2009, we had a total of five ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Twenty-six weeks ended
	July, 4, 2009	June 28, 2008
Beginning of period	62	53
Opened	4	10
Closed	(5)	(5)

End of period	61	58

As of July 4, 2009, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 20 countries. We anticipate signing additional master franchise agreements in the future. We expect our franchisees to open approximately five stores in fiscal 2009, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Revenues:
Net retail sales	98.7	98.7	98.8	98.5
Franchise fees	0.7	0.9	0.7	0.9
Licensing revenue	0.6	0.4	0.5	0.5

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	67.1	63.6	65.1	59.5
Selling, general and administrative	45.5	44.5	41.4	39.8
Store preopening	0.0	0.7	0.0	0.5
Store closing	0.3	—	0.4	—
Equity losses from investment in affiliate	0.6	—	0.3	—
Interest expense (income), net	(0.0)	(0.2)	(0.0)	(0.3)

Total costs and expenses	112.7	107.8	106.4	98.7

Income (loss) before income taxes	(12.7)	(7.8)	(6.4)	1.3
Income tax (benefit) expense	(5.4)	(2.7)	(2.6)	0.5

Net income (loss)	(7.2)	(5.1)	(3.8)	0.7

Gross Margin % (2)	32.9%	36.4%	34.9%	40.5%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended July 4, 2009 compared to thirteen weeks ended June 28, 2008

Total revenues. Net retail sales decreased to $81.3 million for the thirteen weeks ended July 4, 2009 from $93.5 million for the thirteen weeks ended June 28, 2008, a decrease of $12.2 million, or 13.0%. This decline was primarily attributable to a $12.0 million decline in comparable store sales and a $3.8 million negative impact of foreign currency translation. These declines were partially offset by a $3.2 million increase in sales from new stores and a $0.5 million impact of the shift in the weeks included in the fiscal 2009 second quarter as compared to the fiscal 2008 second quarter. Other changes in net retail sales totaled $0.1 million and included decreased sales from non-store locations, partially offset by deferred revenue adjustment.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•

We believe that the economic recession and dramatic decrease in consumer wealth which has resulted in a significant decline in consumer sentiment and a pullback in consumer spending has impacted our comparable store sales.

•

We believe the slow down in shopping mall customer traffic during the fiscal 2009 second quarter compared to the same period in fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales.

•

We believe the calendar shift of the Easter holiday and associated school vacations from the fiscal 2008 first quarter to the fiscal 2009 second quarter had a positive impact on our comparable store sales for the thirteen weeks ended July 4, 2009 and a negative impact for the thirteen weeks ended June 28, 2008.

Revenue from franchise fees decreased to $0.6 million for the thirteen weeks ended July 4, 2009 from $0.8 million for the thirteen weeks ended June 28, 2008, a decrease of $0.2 million. This decrease was primarily due to the decline in franchisee store sales reflecting the global economic slowdown. Revenue from licensing increased to $0.5 million for the thirteen weeks ended July 4, 2009 from $0.4 million for the thirteen weeks ended June 28, 2008, an increase of $0.1 million. This increase was primarily related to a change in the mix of licensed products.

Gross margin. Gross margin decreased to $26.7 million for the thirteen weeks ended July 4, 2009 from $34.0 million for the thirteen weeks ended June 28, 2008, a decrease of $7.3 million, or 21.5%. As a percentage of net retail sales, gross margin decreased to 32.9 % for the thirteen weeks ended July 4, 2009 from 36.4% for the thirteen weeks ended June 28, 2008, a decrease of 350 basis points as a percentage of net retail sales (bps). This decrease resulted primarily from reduced sales leverage on store occupancy costs in North America partially offset by improved sales leverage on store occupancy costs in Europe. Additionally, we experienced a decline in merchandise margin driven primarily by the impact of currency on our European operations.

Selling, general and administrative. Selling, general and administrative expenses were $37.5 million for the thirteen weeks ended July 4, 2009 as compared to $42.2 million for the thirteen weeks ended June 28, 2008, a decrease of $4.7 million, or 11.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 45.5% for the thirteen weeks ended July 4, 2009 as compared to 44.5% for the thirteen weeks ended June 28, 2008, an increase of 100 bps. The dollar decrease was primarily due to cost reduction efforts put into place to align our cost structure with the downturn we are experiencing in consumer spending even though we had 15 more stores in operation at July 4, 2009 as compared to June 28, 2008. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to deleveraging of fixed components of overhead costs, specifically, central office and store payroll, and depreciation.

Store preopening. Store preopening expense was $17,000 for the thirteen weeks ended July 4, 2009 as compared to $0.6 million for the thirteen weeks ended June 28, 2008. The decrease in store preopening for the period was the result of timing of store preopening activities. We expect to open one store and relocate one store during the fiscal 2009 third quarter as compared to 11 stores opened during the same period in fiscal 2008. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Store closing. Store closing expense was $0.2 million for the thirteen weeks ended July 4, 2009 and consisted primarily of construction costs required to reformat locations for return to the landlord related to the closure of the Friends 2B Made concept.

Equity losses from investment in affiliate. Equity losses from investment in affiliate was $0.5 million for the thirteen weeks ended July 4, 2009 and is the result of the allocation of losses related to our investment in Ridemakerz. Ridemakerz is a young company still in its start-up phase. Ridemakerz is currently evaluating its long-term strategic options, some of which include major restructuring of their operations, including but not limited to closing stores. As a result of these initiatives, their near-term losses will likely be significant which will accelerate the timing of anticipated loss allocations. As Ridemakerz continues to incur losses, we will be required to recognize those losses as non-cash charges up to the amount of our total investment, including receivables, unless additional equity investments are made by other investors.

Interest expense (income), net. Interest income, net of interest expense, was $23,000 for the thirteen weeks ended July 4, 2009 as compared to $0.2 million for the thirteen weeks ended June 28, 2008. This decrease was due lower interest rates in the fiscal 2009 second quarter as compared to the fiscal 2008 second quarter.

Provision for income taxes. The income tax benefit was $4.5 million for the thirteen weeks ended July 4, 2009 as compared to $2.6 million for the thirteen weeks ended June 28, 2008. The effective tax rate was 42.9% for the thirteen weeks ended July 4, 2009 compared to 34.8% for the thirteen weeks ended June 28, 2008. We expect the effective tax rate for full year 2009 to be approximately 43% compared to 36.8% in fiscal year 2008. This higher annual rate compared to 2008 is primarily attributable to the impact of permanent items and results in foreign operations measured against US operations.

Twenty-six weeks ended July 4, 2009 compared to twenty-six weeks ended June 28, 2008

Total revenues. Net retail sales decreased to $177.6 million for the twenty-six weeks ended July 4, 2009 from $215.3 million for the twenty-six weeks ended June 28, 2008, a decrease of $37.7 million, or 17.5%. This decline was primarily attributable to a $30.7 million decline in comparable store sales, a $9.6 million negative impact of foreign currency translation and a $5.6 million impact of the shift in the weeks included in the first half of fiscal 2009 as compared to the same period in fiscal 2008. These declines were partially offset by an $8.8 million increase in sales from new stores. Other changes in net retail sales totaled $0.6 million and included decreased sales from non-store locations, partially offset by deferred revenue adjustment.

We believe the decline in comparable store sales was attributed primarily to the following factors:

•

We believe that the economic recession and dramatic decrease in consumer wealth which has resulted in a significant decline in consumer sentiment and a pullback in consumer spending has impacted our comparable stores sales.

•

We believe the slow down in shopping mall customer traffic during the first half of fiscal 2009 compared to the same period in fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales.

Revenue from franchise fees decreased to $1.2 million for the twenty-six weeks ended July 4, 2009 from $2.1million for the twenty-six weeks ended June 28, 2008, a decrease of $0.9 million. This decrease was primarily due to the decline in franchisee store sales reflecting the global economic slowdown. Revenue from licensing decreased to $0.9 million for the twenty-six weeks ended July 4, 2009 from $1.1 million for the twenty-six weeks ended June 28, 2008, a decrease of $0.2 million. This decrease was primarily related to the timing of licensing activities and the mix of licensed products.

Gross margin. Gross margin decreased to $62.0 million for the twenty-six weeks ended July 4, 2009 from $87.2 million for the twenty-six weeks ended June 28, 2008, a decrease of $25.2 million, or 28.9%. As a percentage of net retail sales, gross margin decreased to 34.9% for the twenty-six weeks ended July 4, 2009 from 40.5% for the twenty-six weeks ended June 28, 2008, a decrease of 560 bps. This decrease resulted primarily from reduced sales leverage on store occupancy costs in North America partially offset by improved sales leverage on store occupancy costs in Europe. Additionally, we experienced a decline merchandise margin driven primarily by the impact of currency on our European operations.

Selling, general and administrative. Selling, general and administrative expenses were $74.4 million for the twenty-six weeks ended July 4, 2009 as compared to $87.0 million for the twenty-six weeks ended June 28, 2008, a decrease of $12.6 million, or 14.5%. As a percentage of total revenues, selling, general and administrative expenses increased to 41.4% for the twenty-six weeks ended as compared to 39.8% for the twenty-six weeks ended June 28, 2008, an increase of 160 bps. The dollar decrease was primarily due to cost reduction efforts put into place to align our cost structure with the downturn we are experiencing in consumer spending even though we had 15 more stores in operation at July 4, 2009 as compared to June 28, 2008. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to deleveraging of fixed components of overhead costs, specifically, central office and store payroll, and depreciation.

Store preopening. Store preopening expense was $17,000 for the twenty-six weeks ended July 4, 2009 as compared to $1.2 million for the twenty-six weeks ended June 28, 2008. We expect to open one store and relocate one store during the fiscal 2009 third quarter as compared to 11 stores opened during the same period in fiscal 2008. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Store closing. Store closing expense was $0.7 million for the twenty-six weeks ended July 4, 2009 and consisted primarily of lease termination charges and construction costs required to reformat locations for return to the landlord related to the closure of the Friends 2B Made concept.

Equity losses from investment in affiliate. Equity losses from investment in affiliate was $0.5 million for the twenty-six weeks ended July 4, 2009 and is the result of the allocation of losses related to our investment in Ridemakerz. Ridemakerz is a young company still in its start-up phase. Ridemakerz is currently evaluating its long-term strategic options, some of which include major restructuring of their operations, including but not limited to closing stores. As a result of these initiatives, their near-term losses will likely be significant which will accelerate the timing of anticipated loss allocations. As Ridemakerz continues to incur losses, we will be required to recognize those losses as non-cash charges up to the amount of our total investment, including receivables, unless additional equity investments are made by other investors.

Interest expense (income), net. Interest income, net of interest expense, was $47,000 for the twenty-six weeks ended July 4, 2009 as compared to $0.6 million for the twenty-six weeks ended June 28, 2008. This decrease was due to lower interest rates in fiscal 2009 period as compared to fiscal 2008 period.

Provision for income taxes. The income tax benefit was $4.8 million for the twenty-six weeks ended July 4, 2009 as compared to income tax expense of $1.2 million for the twenty-six weeks ended June 28, 2008. The effective tax rate was 41.2% for the twenty-six weeks ended July 4, 2009 compared to 42.7% for the twenty-six weeks ended June 28, 2008. We expect the effective tax rate for full year 2009 to be approximately 43% compared to 36.8% in fiscal year 2008. This higher annual rate compared to 2008 is primarily attributable to the impact of permanent items and results in foreign operations measured against U.S. operations.

Non-GAAP Financial Measures

We use the term “store contribution” in this quarterly report on Form 10-Q. Store contribution consists of income before income tax expense, interest, store depreciation, amortization and impairment, store preopening expense, store closing expense and equity losses from investment in affiliate and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. GAAP.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (Dollars in thousands):

	Twenty-six weeks ended July 4, 2009			Twenty-six weeks ended June 28, 2008
	North America	Europe	Total	North America	Europe	Total
Net income (loss)	$(4,915)	$(1,879)	$(6,794)	$2,714	$(1,112)	$1,602
Income tax expense (benefit)	(4,773)	13	(4,760)	1,364	(170)	1,194
Interest expense (income)	(23)	(24)	(47)	(439)	(200)	(639)
Store depreciation, amortization and impairment (1)	8,980	1,276	10,256	8,987	1,675	10,662
Store preopening expense	17	—	17	893	282	1,175
Store closing expense (2)	731	—	731	—	—	—
Equity losses from investment in affiliate (3)	533	—	533	—	—	—
General and administrative expense (4)	17,925	1,736	19,661	21,323	1,419	22,742
Franchising and licensing contribution (5)	(1,499)	—	(1,499)	(2,378)	—	(2,378)
Non-store activity contribution (6)	(1,291)	(215)	(1,506)	(968)	(211)	(1,179)

Store contribution	$15,685	$907	$16,592	$31,496	$1,683	$33,179

Total revenues from external customers	$151,465	$28,281	$179,746	$186,861	$31,641	$218,502
Franchising and licensing revenues	(2,123)	—	(2,123)	(3,180)	—	(3,180)
Revenues from non-store activities (6)	(5,507)	(811)	(6,318)	(7,143)	(547)	(7,690)

Store location net retail sales	$143,835	$27,470	$171,305	$176,538	$31,094	$207,632

Store contribution as a percentage of store location net retail sales	10.9%	3.3%	9.7%	17.8%	5.4%	16.0%

Total net income (loss) as a percentage of total revenues	-3.2%	-6.6%	-3.8%	1.5%	-3.5%	0.7%

(1)	Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges, included in cost of merchandise sold.
(2)	Store closing expense represents asset impairment and other charges related to the closure of the Friends 2B Made concept.
(3)	Equity losses from investment in affiliate represent the Company’s portion of losses of Ridemakerz.
(4)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including assets related to the virtual world, and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(5)

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

(6)	Non-store activities include our webstores, and seasonal and event-based locations as well as intercompany transfer pricing charges

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our comparable store sales; (3) fluctuations in the profitability of our stores; (4) changes in foreign currency exchange rates; (5) the timing and frequency of our marketing initiatives, including national media appearances and other public relations events; (6) the timing of our new store openings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems, including Web site enhancements and maintenance and working capital. Historically, we have met these requirements through cash flow provided by operations, capital generated from the sale and issuance of our securities to private investors and through our initial public offering, and our revolving line of credit.

Operating Activities. Cash used in operating activities was $10.8 million for the twenty-six weeks ended July 4, 2009 as compared with cash used in operating activities of $20.1 million for the twenty-six weeks ended June 28, 2008, or a decrease of $9.3 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. In 2009, the use of cash resulting from the change in operating assets and liabilities decreased as compared to the year ago period, primarily driven by decreases in accounts payable, due to lower overall costs. This decrease was partially offset by the decrease in net income as compared to 2008, which was primarily due to a decline in sales in the first half of fiscal 2009. In the 2008 period, the change in operating assets and liabilities was driven by decreases in accounts payable and offsetting decreases in inventory, primarily attributable to a lower volume of inventory purchases and more consistent flow of inventory purchases as compared to the year ago period.

Investing Activities. Cash used in investing activities was $4.1 million for the twenty-six weeks ended July 4, 2009 as compared to $17.7 million for the twenty-six weeks ended June 28, 2008. Cash used in investing activities during the twenty-six weeks ended July 4, 2009 primarily relates to investments in central office information technology systems and the acquisition of trademarks and other intellectual property. Cash used in investing activities during the twenty-six weeks ended June 28, 2008 primarily relates to new store construction costs and additional investment in Ridemakerz.

Financing Activities. We had no cash flows from financing activities in the twenty-six weeks ended July 4, 2009. Cash used in financing activities was $13.3 million in the twenty-six weeks ended June 28, 2008 which consisted primarily of cash used for repurchases of the Company’s common stock. No borrowings were made under our line of credit in either the twenty-six weeks ended June 28, 2008 or the twenty-six weeks ended June 30, 2007.

Capital Resources. As of July 4, 2009, we had a consolidated cash balance of $30.7 million held in both domestic and foreign financial institutions. We also have a line of credit, which we can use to finance capital expenditures, and seasonal working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective August 11, 2008 to increase the availability for the first half of the fiscal year from $15 million to $40 million and the availability for the seasonal overline from $30 million to $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2009 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at our option of prime minus 1.0% or LIBOR plus 1.3%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of July 4, 2009: (i) we were in compliance with these covenants, (ii) there were no borrowings under our line of credit, (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $48.9 million available for borrowing under the line of credit.

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

In fiscal 2009, we expect to spend approximately $9 million on capital expenditures. Capital spending through the twenty-six weeks ended July 4, 2009 totaled $3.8 million, on track with our full year plans. Capital spending in fiscal 2009 is primarily for the continued installation and upgrades of central office information technology systems, continued investment in trademarks and intangible assets, the opening of one new store, relocation of one store and the cost to reformat certain Friends 2B Made locations to Build-A-Bear Workshop space. In fiscal 2008, the average investment per new store in North America, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.4 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 12 months. We intend to renew or replace our credit agreement which was originally entered into in 2000 and has been extended annually since then and currently expires on December 31, 2009. Current capital market conditions could affect the renewal or replacement of our credit agreement.

On March 10, 2008, we announced an expanded share repurchase program. On March 3, 2009, we announced an additional twelve month extension of this share repurchase program. We currently have the ability to purchase up to $50 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares over the next 12 months, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of August 7, 2009, approximately 1.9 million shares at an average price of $10.21 per share have been repurchased under this program for an aggregate amount of $19.0 million.

Off-Balance Sheet Arrangements

The Company holds a minority interest in Ridemakerz, which is accounted for under the equity method. The Company purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. As of July 4, 2009, the investment in Ridemakerz was approximately $7.6 million, which represented an ownership interest of approximately 25%. Under the current agreements, the Company could own up to approximately 36% of fully diluted equity in Ridemakerz. See Note 9 – Investment in Affiliate to the Condensed Consolidated Financial Statements for additional information.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the SEC on March 19, 2009, which includes audited consolidated financial statements for our 2008, 2007 and 2006 fiscal years. There have been no material changes to the critical accounting policies and estimates disclosed in the 2008 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at our option of prime minus 1.0% or LIBOR plus 1.3%. We had no borrowings outstanding during the first half of fiscal 2009. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2009 the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009 and our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 as filed with the SEC on March 19, 2009 and May 14, 2009, respectively, except as follows.:

The global economic crisis could have a material adverse effect on our liquidity and capital resources.

Over the past year, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly. These conditions have adversely affected borrowers’ access to capital and increased the cost of capital. Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by these changes in the capital markets or that our capital resources will at all times be sufficient to satisfy our liquidity needs. These capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered into in 2000 and has been extended annually since then and currently expires December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plan or Program
Apr. 5, 2009 – May 2, 2009 (1)	114	$7.02	—	$30,987,972
May 3, 2009 – May 30, 2009 (1)	—	$—	—	$30,987,972
May 31, 2009 – Jul. 4, 2009 (1)	428	$4.61	—	$30,987,972

Total	542	$5.12	—	$30,987,972

(1)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the closing price of our common stock on the date the relevant transaction occurs.
(2)	On March 3, 2009, we announced an extension of our $50 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 14, 2009, the following matters were submitted to a vote of the stockholders:

Final Voting Results

Item No. 1

The election of the Class II Directors identified below to the Board of Directors of the Company to serve until 2012 or until their successors are elected and qualified. The final voting results were:

Election of Class II Directors	For	Withheld
Coleman Peterson	16,577,699	1,365,149
William Reisler	16,606,417	1,336,431
Katherine Savitt	16,586,062	1,356,786

Item No. 2

The approval of the Build-A-Bear Workshop, Inc. Second Amended and Restated 2004 Stock Incentive Plan. The final voting results were:

For	Against	Abstain
12,492,075	689,485	189,027

Item No. 3

The ratification of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2009. The final voting results were:

For	Against	Abstain
17,716,448	217,588	8,812

All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, James M. Gould, Joan Ryan, Maxine Clark, Mary Lou Fiala and Louis Mucci continue to serve as directors. Mr. Gould and Ms. Ryan serve as Class III directors and their terms will expire at the 2010 annual meeting. Ms. Clark, Ms. Fiala and Mr. Mucci serve as Class I directors and their terms will expire at the 2011 annual meeting.

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

Date: August 13, 2009

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary