Form 10-Q
period 2009-10-03
BUILD A BEAR WORKSHOP INC
filed 2009-11-12
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2009

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

As of November 9, 2009, there were 20,361,705 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	October 3, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$27,043	$47,000
Inventories	48,457	50,586
Receivables	5,124	8,288
Prepaid expenses and other current assets	21,545	16,151
Deferred tax assets	4,243	3,839

Total current assets	106,412	125,864
Property and equipment, net of accumulated depreciation of $137,748 and $116,908, respectively	107,616	123,193
Goodwill	33,247	30,480
Other intangible assets, net	4,037	3,903
Investment in affiliate	3,159	7,721
Other assets, net	10,584	8,991

Total Assets	$265,055	$300,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,134	$37,547
Accrued expenses	4,795	12,593
Gift cards and customer deposits	21,157	29,210
Deferred revenue	7,811	7,634

Total current liabilities	61,897	86,984

Deferred franchise revenue	2,102	2,033
Deferred rent	36,298	41,714
Other liabilities	1,222	1,696
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at October 3, 2009 and January 3, 2009	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 20,370,095 and 19,478,750 shares, respectively	204	195
Additional paid-in capital	78,871	76,852
Accumulated other comprehensive loss	(7,247)	(12,585)
Retained earnings	91,708	103,263

Total stockholders’ equity	163,536	167,725

Total Liabilities and Stockholders’ Equity	$265,055	$300,152

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues:
Net retail sales	$89,731	$105,786	$267,354	$321,108
Franchise fees	945	982	2,153	3,055
Licensing revenue	1,064	478	1,978	1,585

Total revenues	91,740	107,246	271,485	325,748

Costs and expenses:
Cost of merchandise sold	57,024	63,471	172,663	191,640
Selling, general and administrative	39,255	43,491	113,683	130,492
Store preopening	73	871	90	2,046
Store closing	250	2,916	981	2,916
Equity losses from investment in affiliate	4,592	—	5,125	—
Interest expense (income), net	(44)	(135)	(92)	(774)

Total costs and expenses	101,150	110,614	292,450	326,320

Loss before income taxes	(9,410)	(3,368)	(20,965)	(572)
Income tax benefit	(4,647)	(1,353)	(9,408)	(159)

Net loss	$(4,763)	$(2,015)	$(11,557)	$(413)

Loss per common share:
Basic	$(0.25)	$(0.11)	$(0.61)	$(0.02)

Diluted	$(0.25)	$(0.11)	$(0.61)	$(0.02)

Shares used in computing common per share amounts:
Basic	18,876,697	18,815,996	18,844,009	19,299,301
Diluted	18,876,697	18,815,996	18,844,009	19,299,301

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net loss	$(11,557)	$(413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,114	21,626
Impairment of store assets	312	2,867
Deferred taxes	(1,695)	(1,056)
Equity losses from investment in affiliate	5,125	—
Loss on disposal of property and equipment	138	167
Stock-based compensation	3,145	2,798
Change in assets and liabilities:
Inventories	2,435	443
Receivables	3,224	305
Prepaid expenses and other assets	(5,114)	(1,017)
Accounts payable	(8,616)	(13,991)
Accrued expenses and other liabilities	(19,422)	(13,504)

Net cash used in operating activities	(10,911)	(1,775)

Cash flows from investing activities:
Purchases of property and equipment	(4,384)	(19,249)
Purchases of other assets and other intangible assets	(2,267)	(1,123)
Investment in affiliate	(562)	(3,187)

Cash flow used in investing activities	(7,213)	(23,559)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	—	185
Purchases of Company’s common stock	—	(13,540)

Cash flow used in financing activities	—	(13,355)

Effect of exchange rates on cash	(1,833)	(249)

Net decrease in cash and cash equivalents	(19,957)	(38,938)
Cash and cash equivalents, beginning of period	47,000	66,261

Cash and cash equivalents, end of period	$27,043	$27,323

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$7,267
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$311	$304
Unsettled repurchases of common stock at end of period	$—	$584

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

2. Goodwill

Goodwill is accounted for in accordance with Accounting Standards Codification (ASC) Section 350-20 and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the thirty-nine weeks ended October 3, 2009 (in thousands):

Balance as of January 3, 2009	$30,480
Effect of foreign currency translation	2,767

Balance as of October 3, 2009	$33,247

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

3. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Section 718. The Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting.

For the thirteen and thirty-nine weeks ended October 3, 2009, selling, general and administrative expense includes $1.1 million ($0.5 million after tax) and $3.1 million ($1.7 million after tax), respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended September 27, 2008, selling, general and administrative expenses includes $0.9 million ($0.5 million after tax) and $2.7 million ($1.9 million after tax), respectively, of stock-based compensation expense.

As of October 3, 2009, there was $9.0 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirty-nine weeks ended October 3, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 3, 2009	354,772	$15.98
Granted	478,923	5.04
Exercised	—	—
Forfeited	19,442	15.16

Outstanding, October 3, 2009	814,253	$9.57	7.1	$132

Options Exercisable As Of:
October 3, 2009	344,022	$15.75	3.8	$113

No options were exercised in the thirty-nine weeks ended October 3, 2009 or September 27, 2008. The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options granted during the thirteen and thirty-nine weeks ended October 3, 2009 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.3% to 3.1%; and (d) an expected life of 6.25 years.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirty-nine weeks ended October 3, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, January 3, 2009	713,756	$13.82
Granted	1,037,859	5.07
Vested	173,184	18.19
Canceled or expired	85,188	10.76

Outstanding, October 3, 2009	1,493,243	$7.41

The total fair value of shares vested during the thirty-nine weeks ended October 3, 2009 and September 27, 2008 was $0.9 million and $1.0 million, respectively.

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

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net loss	$(4,763)	$(2,015)	$(11,557)	$(413)

Weighted average number of common shares outstanding	18,876,697	18,815,996	18,844,009	19,299,301

Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average number of common shares—dilutive	18,876,697	18,815,996	18,844,009	19,299,301

Loss per share:
Basic	$(0.25)	$(0.11)	$(0.61)	$(0.02)

Diluted	$(0.25)	$(0.11)	$(0.61)	$(0.02)

In calculating diluted loss per share for the thirteen and thirty-nine weeks ended October 3, 2009, options to purchase 814,253 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted loss per share due to their anti-dilutive effect. An additional 1,493,243 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended October 3, 2009 due to their anti-dilutive effect.

In calculating diluted loss per share for the thirteen and thirty-nine weeks ended September 27, 2008, options to purchase 368,677 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted loss per share due to their anti-dilutive effect. An additional 691,103 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended September 27, 2008 due to their anti-dilutive effect.

6. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with ASC Section 740-10. As of October 3, 2009 and January 3, 2009, the Company had approximately $0.8 million and $1.0 million, respectively, of unrecognized tax benefits. During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $0.4 million either because the tax positions are sustained on audit, settlements are reached or the statute of limitations expired.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 3, 2009 and January 3, 2009, there was approximately $0.2 million of accrued interest related to uncertain tax positions.

7. Comprehensive Loss

Comprehensive loss for the thirteen weeks ended October 3, 2009 and September 27, 2008 was $6.4 million and $7.7 million, respectively, and for the thirty-nine week period ended October 3, 2009 and September 27, 2008 was $6.2 million and $5.4 million, respectively. The difference between comprehensive loss and net loss resulted from foreign currency translation adjustments.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended October 3, 2009
Net sales to external customers	$89,731	$945	$1,064	$91,740
Income (loss) before income taxes	(10,764)	515	839	(9,410)
Capital expenditures, net	2,805	133	—	2,938
Depreciation and amortization	6,906	119	—	7,025
Thirteen weeks ended September 27, 2008
Net sales to external customers	$105,786	$982	$478	$107,246
Income (loss) before income taxes	(4,234)	526	340	(3,368)
Capital expenditures, net	5,513	143	—	5,656
Depreciation and amortization	7,197	184	2	7,383
Thirty-nine weeks ended October 3, 2009
Net sales to external customers	$267,354	$2,153	$1,978	$271,485
Income (loss) before income taxes	(23,597)	1,042	1,590	(20,965)
Capital expenditures, net	6,422	229	—	6,651
Depreciation and amortization	20,773	341	—	21,114
Thirty-nine weeks ended September 27, 2008
Net sales to external customers	$321,108	$3,055	$1,585	$325,748
Income (loss) before income taxes	(3,430)	1,733	1,125	(572)
Capital expenditures, net	19,679	693	—	20,372
Depreciation and amortization	21,053	566	7	21,626
Total Assets as of:
October 3, 2009	$258,403	$3,222	$3,430	$265,055
September 27, 2008	$286,473	$3,574	$2,501	$292,548

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 3, 2009
Net sales to external customers	$73,224	$17,571	$945	$91,740
Property and equipment, net	94,239	13,377	—	107,616
Thirteen weeks ended September 27, 2008
Net sales to external customers	$87,310	$18,955	$981	$107,246
Property and equipment, net	113,582	18,798	2	132,382
Thirty-nine weeks ended October 3, 2009
Net sales to external customers	$223,480	$45,852	$2,153	$271,485
Property and equipment, net	94,239	13,377	—	107,616
Thirty-nine weeks ended September 27, 2008
Net sales to external customers	$272,098	$50,595	$3,055	$325,748
Property and equipment, net	113,582	18,798	2	132,382

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

9. Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC (Ridemakerz), which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in 2007 and $2.5 million in 2008. The Company has also entered into a series of agreements whereby the Company has agreed to perform advisory and operational support services for Ridemakerz in exchange for additional equity. For the thirteen and thirty-nine weeks ended October 3, 2009, the Company received $0.2 million and $0.6 million, respectively, in equity in exchange for support services provided. For the thirteen and thirty-nine weeks ended September 27, 2008, the Company received $0.2 million and $0.7 million, respectively, in equity in exchange for support services provided. In 2007, the Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. As of October 3, 2009, the Company’s investment in Ridemakerz was approximately $3.2 million, which represented an ownership interest of approximately 25%. Under current agreements, the Company is the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. All of the priority equity members’ capital was reduced to zero in the fiscal 2009 second quarter. As a result, for the thirteen and thirty-nine weeks ended October 3, 2009, the Company recorded non-cash pre-tax losses of $4.6 million ($0.12 per diluted share) and $5.1 million ($0.15 per diluted share), respectively, included in “Equity losses from investment in affiliate” in the Consolidated Statements of Operations. No income or loss allocations were recorded in the thirteen or thirty-nine weeks ended September 27, 2008. As Ridemakerz continues to incur losses, the Company will be required to recognize those losses as non-cash charges up to the amount of the Company’s total investment, including receivables, unless additional equity investments are made by other investors in equity classes that are allocated losses ahead of the Company’s equity. Under the current agreements, the Company could own up to approximately 33% of fully diluted equity in Ridemakerz.

As of October 3, 2009 and January 3, 2009, outstanding receivables from Ridemakerz were $1.0 million and $0.4 million, respectively.

10. Closure of Friends 2B Made Concept

In September 2008, the Company announced plans to close its Friends 2B Made concept, a line of make-your-own dolls and related products. The closure plan affected the Company’s nine Friends 2B Made locations, all but one of which were inside or adjacent to a Build-A-Bear Workshop store, separate Friends 2B Made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s Web site, www.friends2bmade.com. As of October 3, 2009, all nine locations were closed and the fixtures had been removed from all Build-A-Bear Workshop stores. During the thirteen and thirty-nine weeks ended October 3, 2009, the Company recorded pre-tax charges of $0.3 million and $1.0 million, respectively, related to the closures, which consisted of lease termination charges, construction costs and inventory write-offs, and are included in “Store closing” expenses in the Consolidated Statements of Operations. During the third quarter of fiscal 2008, the Company recorded a pre-tax charge of $2.9 million, respectively, related to the closures, which consisted primarily of asset impairment charges. These charges are a component of net loss before income taxes in the retail segment.

11. Subsequent Events

The Company has evaluated events and transactions subsequent to October 3, 2009 through November 12, 2009, the date the financial statements were filed with the SEC as part of Form 10-Q. Other than the credit agreement extension described below, no events require recognition in the consolidated financial statements or disclosures of the Company per the definitions and requirements of ASC Section 855-10.

On October 28, 2009, the Company amended its previous line of credit with a bank that provides borrowing capacity for the first half of the fiscal year of $40 million and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2011 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 2.05%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 3, 2009, our quarterly reports on Form 10-Q for the quarters ended April 4, 2009 and July 4, 2009, as filed with the SEC, and the following: general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; our consolidated financial results may be significantly affected by changes in foreign currency exchange rates; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and online initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; losses incurred by our affiliate Ridemakerz may adversely affect our financial condition and profitability; the global economic crisis could have a material adverse effect on our liquidity and capital resources; we may be unable to open new stores or may be unable to effectively manage our growth; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; the ability of our principal vendors to deliver merchandise may be disrupted; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; we may be unable to realize the anticipated benefits from our company-owned distribution center or our third-party distribution center providers may perform poorly; we may be unable to realize some of the expected benefits of the acquisition of Amsbra and Bear Factory, and the inclusion of France as a company-owned country; our market share could be adversely affected by a significant, or increased, number of competitors; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; and we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of October 3, 2009, we operated 291 stores in the United States, Canada, and Puerto Rico, 54 stores in the United Kingdom, Ireland and France, and had 61 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our multiple websites, which simulates our interactive shopping experience, as well as non-traditional store locations in five Major League Baseball® ballparks, one location in a zoo and one location in a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

On October 28, 2009, we extended our line of credit agreement with U.S. Bank, National Association. The two-year extension expires December 31, 2011 and provides $40 million of available credit for the first half of each calendar year and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. Borrowings bear interest at LIBOR plus 2.05%.

We hold a minority interest in Ridemakerz, LLC (Ridemakerz). Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. We made cash investments in 2006, 2007 and 2008. We also provide advisory and operational support services for Ridemakerz in exchange for additional equity. As of October 3, 2009, our investment in Ridemakerz was approximately $3.2 million; outstanding receivables from Ridemakerz were $1.0 million. Under current agreements, we are the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. All of the priority equity members’ capital was reduced to zero in the fiscal 2009 second quarter at which time we began to record non-cash pre-tax losses which reduce our investment balance. Ridemakerz incurred substantial losses during the fiscal 2009 third quarter as a result of major restructuring of its operations that included store closings. For the thirteen and thirty-nine weeks ended October 3, 2009, we recorded non-cash pre-tax losses of $4.6 million ($0.12 per diluted share) and $5.1 million ($0.15 per diluted share), respectively. As Ridemakerz continues to incur losses, we will be required to recognize those losses as non-cash charges up to the amount of our total investment, including receivables, unless additional equity investments are made by other investors.

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

We operate in three reportable segments (retail, international franchising, and licensing and entertainment) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•

Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, France, all non-traditional store locations and multiple e-commerce Web sites or “webstores”;

•	International stores operated under franchise agreements; and

•	License arrangements with third parties which manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop brand.

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 10.1% for the thirty-nine weeks ended October 3, 2009 and 15.8% for the thirty-nine weeks ended September 27, 2008 and consolidated net loss as a percentage of total revenues was 4.3% for the thirty-nine weeks ended October 3, 2009 and 0.1% for the thirty-nine weeks ended September 27, 2008. See “Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net loss. The decrease in our store contribution over the prior year was primarily due to the decline in net retail sales and resulting decline in gross margin as we experienced a lack of sales leverage on fixed store occupancy costs. We are protecting our store contribution through aggressive cost reduction plans. Cost reduction initiatives are now expected to result in approximately $20 million in annualized pre-tax savings in 2009, up from a previous estimate of $18 million. Cost reduction initiatives include spending reductions in marketing and advertising, transportation, central office payroll and outside services.

We use comparable store sales as one of the performance measures for our business. Comparable store sales percentage changes are based on net retail sales, excluding our webstore and seasonal and event-based locations. Stores are considered comparable beginning in their thirteenth full month of operation. Comparable store sales percentage changes for 2009 are based on net retail sales as compared to the thirteen and thirty-nine week periods ended October 4, 2008. The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
North America	(16.0)%	(14.4)%	(18.2)%	(15.8)%
Europe	2.5%	8.2%	5.3%	8.3%

Consolidated	(12.9)%	(11.6)%	(15.0)%	(13.1)%

We believe the decline in comparable store sales was attributable primarily to the following factors:

•

We believe that the economic recession and dramatic decrease in consumer wealth which has resulted in a significant decline in consumer sentiment and a pullback in consumer spending has impacted our comparable store sales.

•

We believe the slowdown in North America shopping mall customer traffic during the first nine months of fiscal 2009 compared to the same period in fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales. The comparable store sales decline included both a decrease in the number of transactions and a decrease in the average transaction value.

The Company is addressing the decline in comparable store sales with the following key initiatives:

•

We are developing new marketing programs and enhancing existing programs to communicate the value of our products and placing more emphasis on promotions and traffic driving initiatives versus general brand building messaging. Accordingly, we are refining our communication strategies and reallocating our marketing spending to match changing consumer shopping patterns, to introduce new guests to our concept, and to lengthen the time of key promotions.

•	We are leveraging Buildabearville.com to drive traffic to our stores and to increase brand engagement and brand loyalty through increased awareness and conversion.

•	We are implementing cost reduction plans that are now expected to result in $20 million in annualized pre-tax savings in 2009, up from a previous plan for $18 million in savings.

•

We are slowing new store growth in 2009 to one new store, down from 25 new stores in 2008, which allows us to refocus on our business and align all operations around our goals of new guest acquisition and guest retention aimed at improving our comparable stores sales performance.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland, and France (collectively, Europe) for the periods presented:

	Thirty-nine weeks ended
	October 3, 2009	September 27, 2008
Beginning of period	346	321
Opened	1	20
Closed	(2)	—

End of period	345	341

During fiscal 2009, we opened one Build-A-Bear Workshop store in North America and no new stores in Europe. There is no additional planned store activity in the 2009 fourth quarter. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in North America, and approximately 70 to 75 stores in the United Kingdom and Ireland.

In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept, our proprietary line of make-your-own dolls and related products. All remaining closures were completed during the fiscal 2009 third quarter. Other than the one stand-alone store, these Friends 2B Made stores were not included in our store count, but rather were considered expansions of existing Build-A-Bear Workshop stores.

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of October 3, 2009, we had a total of five ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	October 3, 2009	September 27, 2008
Beginning of period	62	53
Opened	6	12
Closed	(7)	(5)

End of period	61	60

As of October 3, 2009, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 21 countries. We anticipate signing additional master franchise agreements in the future. Due to the current global economic conditions, we expect our franchisees to open approximately two to three stores in fiscal 2009, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues:
Net retail sales	97.8%	98.6%	98.5%	98.6%
Franchise fees	1.0	0.9	0.8	0.9
Licensing revenue	1.2	0.5	0.7	0.5

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	63.5	60.0	64.6	59.7
Selling, general and administrative	42.8	40.6	41.9	40.1
Store preopening	0.1	0.8	0.0	0.6
Store closing	0.3	2.7	0.4	0.9
Equity losses from investment in affiliate	5.0	—	1.9	—
Interest expense (income), net	(0.0)	(0.1)	(0.0)	(0.2)

Total costs and expenses	110.3	103.1	107.7	100.2

Loss before income taxes	(10.3)	(3.1)	(7.7)	(0.2)
Income tax benefit	(5.1)	(1.3)	(3.5)	(0.1)

Net loss	(5.2)	(1.9)	(4.3)	(0.1)

Gross Margin % (2)	36.5%	40.0%	35.4%	40.3%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.

Thirteen weeks ended October 3, 2009 compared to thirteen weeks ended September 27, 2008

Total revenues. Net retail sales decreased to $89.7 million for the thirteen weeks ended October 3, 2009 from $105.8 million for the thirteen weeks ended September 27, 2008, a decrease of $16.1 million, or 15.2%. This decline was primarily attributable to a $12.4 million decline in comparable store sales, a $2.9 million negative impact of foreign currency translation and a $1.9 million impact of the shift in the weeks included in the fiscal 2009 third quarter as compared to the fiscal 2008 third quarter. These declines were partially offset by a $1.8 million increase in sales from new stores. Other changes in net retail sales totaled $0.7 million and included decreased sales from non-comparable, non-store locations, partially offset by changes in deferred revenue.

We believe the decline in comparable store sales was attributable primarily to the following factors:

•

We believe that the economic recession and dramatic decrease in consumer wealth which has resulted in a significant decline in consumer sentiment and a pullback in consumer spending has impacted our comparable store sales.

•

We believe the slowdown in North America shopping mall customer traffic during the first nine months of fiscal 2009 compared to the same period in fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales. The comparable store sales decline included both a decrease in the number of transactions and a decrease in the average transaction value.

Revenue from franchise fees decreased to $0.9 million for the thirteen weeks ended October 3, 2009 from $1.0 million for the thirteen weeks ended September 27, 2008, a decrease of $0.1 million. This decrease was primarily due to the decline in franchisee store sales reflecting the global economic slowdown. Licensing revenue increased to $1.1 million for the thirteen weeks ended October 3, 2009 from $0.5 million for the thirteen weeks ended September 27, 2008, an increase of $0.6 million. This increase was primarily related to increased revenues through our partnership with Landry’s Restaurant’s, Inc. and the timing of licensing activities.

Gross margin. Gross margin decreased to $32.7 million for the thirteen weeks ended October 3, 2009 from $42.3 million for the thirteen weeks ended September 27, 2008, a decrease of $9.6 million, or 22.7%. As a percentage of net retail sales, gross margin decreased to 36.5% for the thirteen weeks ended October 3, 2009 from 40.0% for the thirteen weeks ended September 27, 2008, a decrease of 350 basis points as a percentage of net retail sales (bps). This decrease resulted primarily from reduced sales leverage on store occupancy costs in North America partially offset by improved sales leverage on store occupancy costs in Europe. Additionally, promotional initiatives in the quarter resulted in a product mix shift and a slight decline in North American merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses were $39.3 million for the thirteen weeks ended October 3, 2009 as compared to $43.5 million for the thirteen weeks ended September 27, 2008, a decrease of $4.2 million, or 9.7%. As a percentage of total revenues, selling, general and administrative expenses increased to 42.8% for the thirteen weeks ended October 3, 2009 as compared to 40.6% for the thirteen weeks ended September 27, 2008, an increase of 220 bps. The dollar decrease was primarily due to cost reduction efforts put into place to align our cost structure with the downturn we are experiencing in consumer spending even though we had four more stores in operation at October 3, 2009 as compared to September 27, 2008. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to deleveraging of fixed components of overhead costs, specifically, store and central office payroll, and depreciation.

Store preopening. Store preopening expense was $0.1 for the thirteen weeks ended October 3, 2009 as compared to $0.9 million for the thirteen weeks ended September 27, 2008. The decrease in store preopening for the period was the result of fewer store openings; we have no planned store openings during the fiscal 2009 fourth quarter as compared to five stores opened during the same period in fiscal 2008. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Store closing. Store closing expense was $0.3 million for the thirteen weeks ended October 3, 2009 and consisted primarily of inventory write-offs and construction costs incurred to reformat locations for return to the landlord related to the closure of the Friends 2B Made concept. Store closing expense was $2.9 million for the thirteen weeks ended September 27, 2008 and consisted primarily of asset impairment charges related to the closure of the Friends 2B Made concept.

Equity losses from investment in affiliate. Equity losses from investment in affiliate was $4.6 million for the thirteen weeks ended October 3, 2009 and is the result of the allocation of losses related to our investment in Ridemakerz. Ridemakerz is an early-stage company still in its start-up phase. Ridemakerz incurred substantial losses during the thirteen weeks ended October 3, 2009, as a result of major restructuring of its operations that included store closings. As Ridemakerz continues to incur losses, we will be required to recognize those losses as non-cash charges up to the amount of our total investment, including receivables, unless additional equity investments are made by other investors in equity classes that are allocated losses ahead of our equity.

Interest expense (income), net. Interest income, net of interest expense, was $44,000 for the thirteen weeks ended October 3, 2009 as compared to $0.1 million for the thirteen weeks ended September 27, 2008. This decrease was due lower interest rates in the fiscal 2009 third quarter as compared to the fiscal 2008 third quarter.

Provision for income taxes. The income tax benefit was $4.6 million for the thirteen weeks ended October 3, 2009 as compared to $1.4 million for the thirteen weeks ended September 27, 2008. The effective tax rate was 49.4% for the thirteen weeks ended October 3, 2009 compared to 40.2% for the thirteen weeks ended September 27, 2008. We expect the effective tax rate for full year 2009 to be approximately 46% compared to 36.8% in fiscal year 2008. This higher annual rate compared to 2008 is primarily attributable to the impact of permanent items and results in foreign operations measured against US operations. Also, beginning in 2009 with the adoption of ASC 805, the release of pre-acquisition valuation allowances are no longer reflected as an adjustment to goodwill, but recognized through income tax expense. As a result of the adoption, the release of the pre-acquisition valuation allowance on United Kingdom operations was reflected as a reduction to income tax expense.

Thirty-nine weeks ended October 3, 2009 compared to thirty-nine weeks ended September 27, 2008

Total revenues. Net retail sales decreased to $267.4 million for the thirty-nine weeks ended October 3, 2009 from $321.1 million for the thirty-nine weeks ended September 27, 2008, a decrease of $53.8 million, or 16.7%. This decline was primarily attributable to a $43.1 million decline in comparable store sales, a $12.5 million negative impact of foreign currency translation and a $7.5 million impact of the shift in the weeks included in the first three quarters of fiscal 2009 as compared to the same period in fiscal 2008. These declines were partially offset by a $10.5 million increase in sales from new stores. Other changes in net retail sales totaled $1.2 million and included decreased sales from non-comparable, non-store locations, partially offset by deferred revenue adjustment.

We believe the decline in comparable store sales was attributable primarily to the following factors:

•

We believe that the economic recession and dramatic decrease in consumer wealth which has resulted in a significant decline in consumer sentiment and a pullback in consumer spending has impacted our comparable store sales.

•

We believe the slowdown in North America shopping mall customer traffic during the first nine months of fiscal 2009 compared to the same period in fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales. The comparable store sales decline included both a decrease in the number of transactions and a decrease in the average transaction value.

Revenue from franchise fees decreased to $2.2 million for the thirty-nine weeks ended October 3, 2009 from $3.1 million for the thirty-nine weeks ended September 27, 2008, a decrease of $0.9 million. This decrease was primarily due to the decline in franchisee store sales reflecting the global economic slowdown. Licensing revenue increased to $2.0 million for the thirty-nine weeks ended October 3, 2009 from $1.6 million for the thirty-nine weeks ended September 27, 2008, an increase of $0.4 million. This increase was primarily related to increased revenues through our partnership with Landry’s Restaurant’s Inc. and the timing of licensing activities.

Gross margin. Gross margin decreased to $94.7 million for the thirty-nine weeks ended October 3, 2009 from $129.5 million for the thirty-nine weeks ended September 27, 2008, a decrease of $34.8 million, or 26.9%. As a percentage of net retail sales, gross margin decreased to 35.4% for the thirty-nine weeks ended October 3, 2009 from 40.3% for the thirty-nine weeks ended September 27, 2008, a decrease of 490 bps. This decrease resulted primarily from reduced sales leverage on store occupancy costs in North America partially offset by improved sales leverage on store occupancy costs in Europe. Additionally, we experienced a decline in merchandise margin driven by a shift in North American product mix and the impact of currency on our European operations.

Selling, general and administrative. Selling, general and administrative expenses were $113.7 million for the thirty-nine weeks ended October 3, 2009 as compared to $130.5 million for the thirty-nine weeks ended September 27, 2008, a decrease of $16.8 million, or 12.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 41.9% for the thirty-nine weeks ended October 3, 2009 as compared to 40.1% for the thirty-nine weeks ended September 27, 2008, an increase of 180 bps. The dollar decrease was primarily due to cost reduction efforts put into place to align our cost structure with the downturn we are experiencing in consumer spending even though we had four more stores in operation at October 3, 2009 as compared to September 27, 2008. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to deleveraging of fixed components of overhead costs, specifically, store and central office payroll, and depreciation.

Store preopening. Store preopening expense was $0.1 million for the thirty-nine weeks ended October 3, 2009 as compared to $2.0 million for the thirty-nine weeks ended September 27, 2008. We opened one store and relocated one store during fiscal 2009 as compared to 25 stores opened during fiscal 2008. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Store closing. Store closing expense was $1.0 million for the thirty-nine weeks ended October 3, 2009 and consisted primarily of lease termination charges, inventory write-offs and construction costs incurred to reformat locations for return to the landlord related to the closure of the Friends 2B Made concept. Store closing expense was $2.9 million for the thirty-nine weeks ended September 27, 2008 and consisted primarily of asset impairment charges related to the closure of the Friends 2B Made concept.

Equity losses from investment in affiliate. Equity losses from investment in affiliate was $5.1 million for the thirty-nine weeks ended October 3, 2009 and is the result of the allocation of losses related to our investment in Ridemakerz. Ridemakerz is an early-stage company still in its start-up phase. Ridemakerz incurred substantial losses during the thirteen weeks ended October 3, 2009, as a result of major restructuring of its operations that included store closings. As Ridemakerz continues to incur losses, we will be required to recognize those losses as non-cash charges up to the amount of our total investment, including receivables, unless additional equity investments are made by other investors in equity classes that are allocated losses ahead of our equity.

Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for the thirty-nine weeks ended October 3, 2009 as compared to $0.8 million for the thirty-nine weeks ended September 27, 2008. This decrease was due to lower interest rates in fiscal 2009 period as compared to fiscal 2008 period.

Provision for income taxes. The income tax benefit was $9.4 million for the thirty-nine-six weeks ended October 3, 2009 as compared to $0.2 million for the thirty-nine weeks ended September 27, 2008. The effective tax rate was 44.9% for the thirty-nine weeks ended October 3, 2009 compared to 27.8% for the thirty-nine weeks ended September 27, 2008. We expect the effective tax rate for full year 2009 to be approximately 46% compared to 36.8% in fiscal year 2008. This higher annual rate compared to 2008 is primarily attributable to the impact of permanent items and results in foreign operations measured against U.S. operations. Also, beginning in 2009 with the adoption of ASC 805, the release of pre-acquisition valuation allowances are no longer reflected as an adjustment to goodwill, but recognized through income tax expense. As a result of the adoption, the release of the pre-acquisition valuation allowance on United Kingdom operations was reflected as a reduction to income tax expense.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (Dollars in thousands):

	Thirty-nine weeks ended October 3, 2009			Thirty-nine weeks ended September 27, 2008
	North America	Europe	Total	North America	Europe	Total
Net income (loss)	$(10,854)	$(703)	$(11,557)	$231	$(644)	$(413)
Income tax expense (benefit)	(9,530)	122	(9,408)	(279)	120	(159)
Interest expense (income)	(54)	(38)	(92)	(506)	(268)	(774)
Store depreciation, amortization and impairment (1)	13,243	1,975	15,218	13,541	2,524	16,065
Store preopening expense	90	—	90	1,593	453	2,046
Store closing expense (2)	981	—	981	2,916	—	2,916
Equity losses from investment in affiliate (3)	5,125	—	5,125	—	—	—
General and administrative expense (4)	28,397	2,440	30,837	31,690	2,750	34,440
Franchising and licensing contribution (5)	(2,972)	—	(2,972)	(3,431)	—	(3,431)
Non-store activity contribution (6)	(1,846)	(322)	(2,168)	(1,601)	(269)	(1,870)

Store contribution	$22,580	$3,474	$26,054	$44,154	$4,666	$48,820

Total revenues from external customers	$225,633	$45,852	$271,485	$275,153	$50,595	$325,748
Franchising and licensing revenues	(4,131)	—	(4,131)	(4,640)	—	(4,640)
Revenues from non-store activities (6)	(8,179)	(1,213)	(9,392)	(10,414)	(857)	(11,271)

Store location net retail sales	$213,323	$44,639	$257,962	$260,099	$49,738	$309,837

Store contribution as a percentage of store location net retail sales	10.6%	7.8%	10.1%	17.0%	9.4%	15.8%

Total net income (loss) as a percentage of total revenues	(4.8)%	(1.5)%	(4.3)%	0.1%	(1.3)%	(0.1)%

(1)	Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges, included in cost of merchandise sold.
(2)	Store closing expense represents asset impairment and other charges related to the closure of the Friends 2B Made concept.
(3)	Equity losses from investment in affiliate represent the Company’s portion of losses of Ridemakerz.
(4)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including assets related to the virtual world, and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(5)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(6)	Non-store activities include our webstores, and seasonal and event-based locations as well as intercompany transfer pricing charges.

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

Operating Activities. Cash used in operating activities was $10.9 million for the thirty-nine weeks ended October 3, 2009 as compared with cash used in operating activities of $1.8 million for the thirty-nine weeks ended September 27, 2008, or an increase of $9.1 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. In 2009, the use of cash in operating activities was driven primarily by the increase in the net loss for the first nine months of 2009 as compared to the same period in fiscal 2008, which was primarily due to a decline in sales in the first nine months of fiscal 2009. In the 2009 period, the change in operating assets and liabilities was driven by decreases in accounts payable and accrued expenses and offsetting decreases in inventory, primarily attributable to overall cost reductions as compared to the year ago period, and an increase in prepaid expenses, specifically income taxes. In the 2008 period, the change in operating assets and liabilities was driven by decreases in accounts payable and offsetting decreases in inventory, primarily attributable to a lower volume of inventory purchases and more consistent flow of inventory purchases as compared to the year ago period.

Investing Activities. Cash used in investing activities was $7.2 million for the thirty-nine weeks ended October 3, 2009 as compared to $23.6 million for the thirty-nine weeks ended September 27, 2008. Cash used in investing activities during the thirty-nine weeks ended October 3, 2009 primarily relates to investments in central office information technology systems and the acquisition of trademarks and other intellectual property. Cash used in investing activities during the thirty-nine weeks ended September 27, 2008 primarily relates to new store construction costs and additional investment in Ridemakerz.

Financing Activities. We had no cash flows from financing activities in the thirty-nine weeks ended October 3, 2009. Cash used in financing activities was $13.4 million in the thirty-nine weeks ended September 27, 2008 which consisted primarily of cash used for repurchases of the Company’s common stock. No borrowings were made under our line of credit in either the thirty-nine weeks ended October 3, 2009 or September 27, 2008.

Capital Resources. As of October 3, 2009, we had a consolidated cash balance of $27.0 million held in both domestic and foreign financial institutions. We also have a line of credit, which we can use to finance capital expenditures, and working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective October 28, 2009. The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2011 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 2.05%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of October 3, 2009: (i) we were in compliance with these covenants, (ii) there were no borrowings under our line of credit, (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $48.9 million available for borrowing under the line of credit.

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

In fiscal 2009, we expect to spend approximately $8 million on capital expenditures. Capital spending through the thirty-nine weeks ended October 3, 2009 totaled $6.7 million, on track with our full year plans. Capital spending in fiscal 2009 is primarily for the continued installation and upgrades of central office information technology systems, continued investment in trademarks and intangible assets, the opening of one new store, relocation of one store and the cost to reformat certain Friends 2B Made locations to Build-A-Bear Workshop space. In fiscal 2008, the average investment per new store in North America, which includes leasehold improvements, fixtures, equipment and inventory, was approximately $0.4 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for at least the next 12 months. Our credit agreement expires on December 31, 2011.

On March 10, 2008, we announced an expanded share repurchase program. On March 3, 2009, we announced an additional twelve month extension of this share repurchase program. We currently have the ability to purchase up to $50 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares over the next 12 months, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. We did not repurchase any shares in the thirteen or thirty-nine weeks ended October 3, 2009. As of November 9, 2009, approximately 1.9 million shares have been repurchased under this program for an aggregate amount of $19.0 million at an average price of $10.21 per share.

Off-Balance Sheet Arrangements

The Company holds a minority interest in Ridemakerz, which is accounted for under the equity method. The Company purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. As of October 3, 2009, the investment in Ridemakerz was approximately $3.2 million, which represented an ownership interest of approximately 25%. Under the current agreements, the Company could own up to approximately 33% of fully diluted equity in Ridemakerz. See Note 9 – Investment in Affiliate to the Condensed Consolidated Financial Statements for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest LIBOR plus 2.05%. We had no borrowings outstanding during the first nine months of fiscal 2009. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2009, the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended April 4, 2009 and July 4, 2009 as filed with the SEC on March 19, 2009, May 14, 2009 and August 13, 2009, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 5, 2009 – Aug. 1, 2009 (1)	—	$—	—	$30,987,972
Aug. 2, 2009 – Aug. 29, 2009 (1)	—	$—	—	$30,987,972
Aug. 30, 2009 – Oct. 3, 2009 (1)	116	$5.38	—	$30,987,972

Total	116	$5.38	—	$30,987,972

(1)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the closing price of our common stock on the date the relevant transaction occurs.
(2)	On March 3, 2009, we announced an extension of our $50 million share repurchase program of our outstanding common stock over the next twelve months. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchases may be increased, decreased or discontinued at any time without notice. Shares purchased under the program were subsequently retired.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.3	Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.4	Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2009

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary