Form 10-K
period 2010-01-02
BUILD A BEAR WORKSHOP INC
filed 2010-03-18
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $4.28 for the shares on the New York Stock Exchange on July 2, 2009) was $73,328,996 as of July 4, 2009.

As of March 15, 2010, there were 20,225,390 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 13, 2010 Annual Meeting are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance;

•	our anticipated operating and growth strategies;

•	our future capital expenditures;

•	our anticipated rate of store openings;

•	our anticipated store opening costs; and

•	our franchisees’ anticipated rate of international store openings.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware C corporation, was formed in 1997 and is the leading, and only international company providing a “make your own stuffed animal” interactive retail-entertainment experience. As of January 2, 2010, we operated 345 company-owned retail stores in the United States, Canada, the United Kingdom, Ireland, and France including 291 Build-A-Bear Workshop® stores in the United States and Canada, 51 Build-A-Bear Workshop stores in the United Kingdom and Ireland and three Build-A-Bear Workshop stores in France. In addition, franchisees operated 65 Build-A-Bear Workshop stores in other international locations. Our core concept is based on our guests making, personalizing and customizing their own stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.

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

We also market our products and build our brand awareness and equity in our countries of operation through national multi-media marketing programs that target our core demographic guests, principally parents and children. The program incorporates consistent messaging across a variety of media, and is designed to increase our brand awareness and store traffic and attract more first-time and repeat guests. In addition, our virtual world Web site, buildabearville.com®, promotes brand connection and in-store products and events with branded games, activities and social connectivity features.

Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 80 million stuffed animals. We have grown our store base from 271 stores at the end of fiscal 2006 to 345 as of January 2, 2010.

On March 10, 2008, we announced that the Board of Directors had authorized an increase in our share repurchase program to up to $50 million. On March 3, 2009, we announced a twelve month extension of our share repurchase program. On March 3, 2010, we announced an additional extension of our share repurchase program to March 31, 2011.

Description of Operations

Guests who visit Build-A-Bear Workshop stores enter a teddy bear-themed environment consisting of eight stuffed animal-making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home®. To attract our target guests, we have designed our stores to provide a “theme park” destination in the mall that is open and inviting with an entryway that spans the majority of our storefront and highly visual and colorful teddy bear themes and displays. The duration of a guest’s experience can vary greatly depending on his or her preferences. While most guests choose to participate in the full animal-making process and all eight stations, a process which we believe averages 45 minutes to complete, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our Bear Buck$® gift certificates, Bearville Outfitters® game cards to buy items in our virtual world or pre-made animals in only a few minutes. We also offer a wide variety of animals and accessories on our e-commerce Web site, buildabear.com.

We offer an extensive and coordinated selection of merchandise including approximately 30 to 35 varieties of animals to be stuffed, as well as a wide variety of other clothing and accessory items for the animals. Our clothing is inspired by human fashion and includes authentic details such as functional buttons, working pockets, belt loops and zippers and has child-friendly, easy-to-dress details such as an opening for the stuffed animal’s tail and adjustable closures to help fit any size animal. We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NFL®, NBA®, MLB® and FIFA™ team apparel, Skechers® shoes and Justice® clothing. We also tap into pop culture that is relevant to our guests by featuring merchandise such as the iCarly bear or Alvin and the Chipmunks® stuffed animals. There are approximately 450 SKUs in our store at any one time and we intend for each item to be highly productive.

While our concept is a unique combination of experience and product, we selectively promote seasonal products with special offers and promotions intended to maximize sales at peak traffic periods in the year. We expect to build upon our product and store promotions to drive store visits and conversion of shoppers. We also offer frequent shopper discounts associated with our Stuff Fur Stuff® club loyalty program and selectively use coupons and gift-with-purchase promotions to drive traffic to our stores.

Growth Strategy

Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand. Product innovation is key to our growth, as well as the full integration of our product, marketing and operations teams. We believe this will create a sense of urgency to drive traffic to our stores, increase conversion and improve sales. Additional toy products outside of our core plush animals, yet consistent with our interactive and hands-on experience, will be added to our assortment. We will continue to grow our virtual world engagement, as well as improve our online and e-commerce business. In addition, we are exploring new opportunities for our products to be sold outside of our current store base. We expect to grow our business by opening additional stores in the United States, Canada, the United Kingdom and Ireland, by the addition of new international stores opened through existing and new franchise agreements, and through the development of third party licensed products that promote Build-A-Bear Workshop as a lifestyle brand and build overall brand awareness.

We have increased our company-owned store locations throughout the United States, Canada and Puerto Rico from 271 at the end of fiscal 2006 to 291 as of January 2, 2010. In April 2006, we acquired Amsbra Limited, our former franchisee in the United Kingdom, as well as The Bear Factory Limited (collectively, the UK Acquisition), a stuffed animal retailer in the United Kingdom whose store locations we subsequently rebranded to the Build-A-Bear Workshop brand. In 2007, we discontinued our franchise agreement in France and opened our first company-owned stores there. As of January 2, 2010, we operated 51 stores in the United Kingdom and Ireland and three stores in France all under the Build-A-Bear Workshop brand. Due primarily to challenging economic conditions in North America and Europe, in fiscal 2010, we expect to open one new store in North America, the same as in 2009, and two new stores in Europe, compared to opening no new stores in 2009. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in North America and approximately 70 in the United Kingdom and Ireland. In addition, we also currently operate Build-A-Bear Workshop stores in non-traditional retail locations including four Major League Baseball® ballparks, one store located in the Saint Louis Zoo and one store in a museum at the St. Louis Science Center. Build-A-Bear Workshop stores are also operated within select Rain Forest Café® and T-Rex Café locations under licensing agreements with Landry’s® Restaurants.

We believe that there is continued opportunity to grow our Build-A-Bear Workshop concept and brand outside of North America, the United Kingdom, Ireland and France primarily through franchise agreements. Our goal is to have franchisees that are well capitalized and bring extensive retail and/or real estate experience. Our franchisees currently operate 65 Build-A-Bear Workshop stores in several foreign countries under master franchise agreements on a country-by-country basis. We expect our franchisees to open approximately three new stores in fiscal 2010, net of closures, under existing and anticipated franchise agreements. We believe there is a market potential for approximately 300 franchised stores outside North America, the United Kingdom, Ireland and France. Although we expect to continue to open international stores primarily through franchise agreements, we may open additional company-owned stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France, as our international plans adjust as our expansion continues.

We believe there are also growth opportunities to sell Build-A-Bear Workshop products in other retail stores. Over the past 13 years, we have established our store as a place where children can have a hands-on experience, express their creativity and use their imagination. We believe our brand is one that parents value and trust and kids love. We believe that our expertise in product development and the reputation and quality of our brand will drive sales of plush and other branded products in locations other than our own stores. We expect to be able to leverage our extensive guest database to market these new products and build demand for them.

We hold a minority interest in Ridemakerz, LLC (previously Retail Entertainment Concepts, LLC). Ridemakerz® is an early-stage company that has developed an interactive retail concept that allows guests, or customizers, to build and personalize their own model cars. The concept capitalizes on the universal love of cars and a widely popular car culture that crosses ages and demographics, although the primary targets are children and their families. In 2009, Ridemakerz undertook a major restructuring of its operations that included significant store closings. As of January 2, 2010, Ridemakerz operated six stores, including one temporary location in Downtown Disney® District at the Disneyland® Resort in Anaheim, California and one store that closed in January 2010. We are currently providing advisory and support services to Ridemakerz in exchange for additional equity. In 2009, we wrote off our entire equity method investment and receivable balance while Ridemakerz continues to develop their repositioning strategies.

In fiscal 2003, we began testing in certain markets a proprietary collection of Friends 2B Made® make-your-own dolls and related products. In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept. The closure plan affected our nine Friends 2B Made locations, separate Friends 2B Made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s website. As of January 2, 2010, all Friends 2B Made locations were closed. Eight of these locations were in or adjacent to a Build-A-Bear Workshop store and were not considered a separate store.

In response to an emerging trend of kids’ interaction and play increasingly occurring in the online space, in 2007 we updated our virtual world Web site used primarily by children, buildabearville.com®, and we continue to enhance the site. The site is highly complementary to our store experience and positively enhances our core brand values while offering activity options and features that are tied back to in-store events. We believe that the launch of our “virtual world” Web site is a critical business strategy to further enhance our brand appeal with children and grow our store sales and that we have a unique competitive advantage over other virtual world products due to our ability to provide both real world and virtual world experiences. We also believe the virtual world platform enhances our entertainment options. For example, in 2008 we introduced our stuffed animals Holly & Hal Moose® and their storybook. While the book was distributed through our stores and e-commerce websites, the virtual world allowed us to promote the characters and feature animated “webisodes” of the story for children to view throughout the holiday season. In 2009, the webisodes were expanded into a full length holiday TV special that aired on national television in the United States exposing our brand to millions of viewers.

We also believe that we will be able to generate revenue directly related to the sale of products used exclusively on line in the virtual world space. Our research has shown that one out of every three guests visit Build-A-Bearville before visiting our store and that over 40% of all animals registered in our stores by our key demographic come on-line at Build-A-Bearville, enhancing value for parents and engagement for kids. In 2008, we introduced the first virtual world products which are sold on-line and in our stores and in 2009 we expanded the offerings to include additional game cards as well as monthly and annual subscriptions to the site. Game cards can be used to buy exclusive virtual items, including rides, homes, furniture, clothing and accessories. Online subscriptions provide monthly credits and bonuses to members.

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

Our products have earned the Good Housekeeping Seal of Approval. The Good Housekeeping Seal, introduced in 1909, is earned by products that pass Good Housekeeping Institute review and is one of America’s most trusted consumer icons assuring consumers of a quality product. Seal-backed products are covered by Good Housekeeping’s two-year money-back warranty.

We expect to expand our product assortment and our leadership in the toy industry by offering toy products in addition to our core plush animals that are consistent with our interactive and hands-on experience to increase guest visits and give guests additional reasons for purchasing at Build-A-Bear Workshop stores. We believe the addition of complementary toy products will allow us to drive sales, transaction value and overall profitability.

Marketing

We believe that the strength of the Build-A-Bear Workshop brand is a competitive advantage and an integral part of our business strategy. Unlike other mall-based retailers that frequently use markdowns or sale events to drive sales, at Build-A-Bear Workshop we use value-added marketing to raise brand awareness and drive traffic to our stores and make strategic use of markdowns. Our goal is to continue to build brand recognition as a destination that provides affordable, experience-based retail stores that appeal to a broad range of age groups and demographics.

Since February 2004, we have utilized a fully integrated marketing program that includes direct marketing, online advertising, and other components as well as national television advertising in the United States. Our advertising expenditures were $24.4 million (6.3% of net retail sales) in fiscal 2009, $33.4 million (7.2% of net retail sales) in fiscal 2008 and $34.7 million (7.4% of net retail sales) in fiscal 2007, reflecting the continuation and further refinement of our marketing initiatives.

We employ a variety of different marketing tools and programs to drive traffic to our stores and raise brand awareness. We use television advertising that targets both children and adults to keep our experience and Build-A-Bear Workshop products top of mind, and periodically feature specific new product introductions and promotions as a call-to-action to visit our stores. We also have used radio, print and online advertising integrating our message across various touch points to maximize our reach to new and existing guests. We leverage the database from our Stuff Fur Stuff club loyalty program of over four million active members in our direct mail and e-mail programs and provide information and e-commerce on our website, www.buildabear.com. In 2009, we expanded our use of social media to better reach our mom target audience.

In 2007, we created a new extension of our experience in the virtual world, buildabearville.com, with enhanced capabilities customization options and social connectivity features which we use to promote brand connection and raise awareness of in-store products and events.

Our Stuff Fur Stuff club electronically-tracked loyalty program was introduced in the United States in 2007 and rolled out to Canada in 2008. The program is designed to reward repeat guest visits. The program currently provides one point for each $1 spent, with a $10 discount certificate awarded for every 100 points. The data collected gives us insight into the overall purchasing history of members including visit frequency, items purchased and amounts spent on each visit and cumulatively over time. We continue to leverage this information and improve our direct mail effectiveness and response rates through additional targeting and personalization of communications and offers. We launched a version of the Stuff Fur Stuff program in the United Kingdom in fall of 2008.

We leverage our marketing initiatives including direct mail and e-mail communication programs, print advertising, in-store events and public relations in our European operations to raise brand awareness in our countries of operation and drive traffic to our store locations. We expect to continue to expand and enhance our European marketing initiatives to continue to grow our business.

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

Product and Merchandise Licensing. We have key strategic relationships with select companies, including World Wildlife Fund US and Canada, Skechers, Sanrio®, the NBA, the WNBA®, MLB, Justice stores, Disney®, NFL, the NHL®, FIFA and First Book®, in which we feature their brands on products sold in our stores. These strategic relationships allow both parties to generate awareness around their brands. We have also offered selected character-oriented products including Disney’s JONAS, Fox’s Alvin and the Chipmunks, The Squeakquel, Nickelodeon’s iCarly as well as the classic movie character, Frosty the Snowman®.

Promotional Arrangements. We have also developed promotional arrangements with select organizations. Our arrangements with Major League Baseball teams, including the Chicago Cubs®, St. Louis Cardinals™ and New York Mets® have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium. In 2009 and 2007, we partnered with McDonald’s® to feature limited edition, collectible mini Build-A-Bear Workshop animals in Happy Meals®. We also have had arrangements featuring product sampling, cross promotions and shared media with companies such as Macy’s and Shutterfly as well as targeted promotions with key media brands like National Geographic Kids®, Good Housekeeping and Radio Disney.

Third Party Licensing. We have entered into a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop branded products including children’s furniture, fruit snacks, Nintendo® games, scrapbooking products and craft kits. We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability. We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise. We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards. We have entered into or maintained licensing arrangements for our branded products with leading manufacturers including Pulaski Furniture, ConAgra Foods, The Game Factory, Colorbok and Ellison Educational. Many of our licensed products include a tie-in with our interactive Web site, buildabearville.com.

Industry and Guest Demographics

While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible product is stuffed animals, including our flagship product, the teddy bear, a widely adored stuffed animal for over 100 years. According to data published by the Toy Industry Association and The NPD Group, sales of the traditional toy market were $22.2 billion in the United States (excluding video games) in 2008 with plush and doll sales having a combined 20% share of the traditional toy market. According to further data provided by The NPD Group, worldwide toy sales topped $71.96 billion dollars in 2007. Build-A-Bear Workshop ranks as the ninth largest toy retailer for retailers with continuing operations as published by Playthings Magazine.

Our guests are diverse, spanning broad age ranges and socio-economic categories. Major guest segments include families with children, primarily ages three to twelve, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools. Based on information compiled from our guest database for 2009, the average age of the recipient of our stuffed animals at the time of purchase is nine years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.

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

Employees and Training

In January 2010, we were recognized by Fortune magazine for the second consecutive year as one of 100 Best Companies to Work For. We believe that this honor is the result of our commitment to providing a great experience for our diverse team of associates as well as our guests. We have a distinctive culture that we believe encourages contribution and collaboration. We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance. All store managers receive comprehensive training through our Bear University program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores.

We extensively train our associates on the bear-making process and the guest experience. In fiscal 2009, we hired less than 2% of applicants for store manager positions. We focus on employing and retaining people who are friendly and focused on guest service. Our high employee retention rates contribute to the consistency and quality of the guest experience. Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys. Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded. We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.

As of January 2, 2010, we employed approximately 1,100 full-time and 5,000 part-time employees. We divide our store base into four geographic regions, with the United Kingdom, Ireland and France representing one of those regions. The regions are supervised by our Chief Operations and Financial Bear and four Regional Workshop Directors. Bearitory Leaders are responsible for each of our 31 bearitories consisting of on average, 11 stores. Historically, each of our stores generally has had a full-time Chief Workshop Manager and one full-time Assistant Workshop Manager in addition to hourly Bear Builder® associates, most of whom work part-time. The number of part-time employees fluctuates depending on our seasonal needs. In addition to the approximately 5,800 employees at our store locations, we employ approximately 200 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri, approximately 100 associates at our Bearhouse distribution center in Groveport, Ohio, and approximately 30 associates in our European Bearquarters in Windsor, England. We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants. Store managers and Bearquarters associates pass specific profile assessments. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

International Franchises

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening company-owned stores in Canada and our first franchised location in the United Kingdom. As of January 2, 2010, there were 65 Build-A-Bear Workshop franchised stores located in the following countries:

Japan	10
South Africa	9
Denmark	9
Australia	8
Germany	7
Thailand	6
Singapore	4
Russia	3
Norway	3
Other	6

All stores outside of the U.S., Canada, the United Kingdom, Ireland and France are currently operated by third party franchisees under separate master franchise agreements covering each country. Master franchise rights are typically granted to a franchisee for an entire country or group of countries for a specified term. The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time franchise fee and continuing royalties based on a percentage of sales made by the franchisees’ stores. The terms of these agreements range up to 25 years with a franchisee option to renew for an additional term if certain conditions are met. All franchised stores have similar signage, store layout and merchandise characteristics to our company-owned stores. Our goal is to have well-capitalized franchisees with expertise in retail operations and real estate in their respective country. We work in conjunction with our franchisees in the development of their business, marketing and store growth plans. We approve all franchisees’ orders for merchandise and have oversight of their operational and business practices in an effort to ensure they are in compliance with our standards. We expect our current and anticipated franchisees to open approximately three new stores, net of closures, in fiscal 2010 in both existing and new countries.

Sourcing and Inventory Management

We do not own or operate any manufacturing facilities. Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China. We purchased approximately 80% of our inventory in fiscal 2009, approximately 81% in fiscal 2008 and approximately 82% in fiscal 2007 from three long standing vendors. After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing facilities in China that are approved by us in accordance with our quality control and labor standards. Our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification.

The CARE (Caring, Awareness, Responsible, Ethical) Process is the ICTI program to promote ethical manufacturing, in the form of fair labor treatment, as well as employee health and safety, in the toy industry supply chain worldwide. Its initial focus is in China, where 70 percent of the world’s toy volume is manufactured. In order to obtain this certification each factory completed a rigorous evaluation performed by an accredited ICTI agent. Our suppliers can be used interchangeably as each has a sourcing network for multiple product categories and can expand its factory network as needed. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.

The average time from the beginning of production to arrival of the products into our stores is approximately 90 to 120 days. Our weekly tracking and reporting tools give us the capability to adjust to shifts in demand. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating orders of less productive items. Our distribution centers provide further logistical efficiencies for delivering merchandise to our stores.

Distribution and Logistics

We have a 350,000-square-foot distribution center near Columbus, Ohio which replaced the third-party warehouse as well as a smaller third-party distribution center previously used in Los Angeles, California. We continue to have a third-party distribution center in Toronto, Canada under an agreement that may be terminated with 120-day notice or when no work has been performed for 180 days. In Europe, we contract with a third-party distribution center in Selby, England under a renewable annual agreement.

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

Management Information Systems and Technology

Technology is a key component of our business strategy, and we are committed to utilizing technology to enhance our competitive position. Our information and operational systems utilize a broad range of both purchased and internally developed applications which support our guest relationships, marketing, financial, retail operations, real estate, merchandising, and inventory management processes. Our employees can securely access these systems over a company-wide network. Sales, daily deposit and guest information are automatically collected from the stores’ point-of-sale terminals and kiosks on a near real time basis. We have developed proprietary software including domestic and international versions of our Name Me kiosk, which populates our Find-A-Bear® identification system, and our party scheduling system. Data from these systems are used to support key decisions in all areas of our business, including merchandising, allocation and operations.

We regularly evaluate strategic information technology initiatives focused on competitive differentiation, support of corporate strategy and reinforcement of our internal support systems. Our critical systems are reviewed on a regular basis to evaluate disaster recovery plans and the security of our systems.

Competition

We view our Build-A-Bear Workshop experience as a distinctive combination of entertainment and retail. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. We also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and Sears and other discount chains, as well as with a number of companies that sell teddy bears and dolls in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues and on line entertainment.

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth and depth of the Build-A-Bear Workshop experience or operate as a national or international retail company.

We also believe that there is an emerging trend within children’s play patterns towards internet and online play. According to Emarketer.com, kids aged 8 to 11 reported that they spend between one and two hours online each day. In 2007, 24% of US child and teen Internet users visited virtual worlds. By 2011, an estimated 53% will do so. Therefore, we believe we compete with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com.

Intellectual Property and Trademarks

As of January 2, 2010, we had obtained over 273 U.S. trademark registrations, including Build-A-Bear Workshop for stuffed animals and accessories for the animals, retail store services and other goods and services, 37 issued U.S. patents with expirations ranging from 2013 through 2024 and over 321 copyright registrations. In addition, we have over 49 U.S. trademark and one U.S. patent applications pending. We also license three patents from third-parties, including a patent for the pre-stitching system used for closing up our stuffed animals after they have been stuffed (U.S. Patent No. 6,109,196). Pursuant to an exclusive patent license agreement with Tonyco, Inc. dated March 12, 2001, we were granted an exclusive license for use of the patent in retail stores similar to ours. While we have the right to sublicense the patent, the licensor has agreed not to grant competing license rights to any of our competitors. In the event that we or the licensor has reason to believe that a third party is infringing upon the patent, the licensor is generally required to bear the expenses required to maintain and defend the patent. The term of the agreement is for the full life of the patent and any improvements thereon. The term will expire in 2019 unless we terminate the agreement, upon notice to the licensor, in the event that the patent lapses due to the licensor’s non-payment of maintenance taxes and fees for the patent. We paid the licensor $760,000 for the license. All payments due under the license have been made and no ongoing payments are required by us.

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

We also conduct business in foreign countries to the extent our merchandise is manufactured or sold outside the United States and we have opened stores outside the United States either directly or indirectly through franchisees. We filed, obtained or plan to file for registration of marks in foreign countries to the degree necessary to protect these marks, although our efforts may not be successful and further there may be restrictions on the use of these marks in some jurisdictions.

Segments and Geographic Areas

We conduct our operations through three reportable segments consisting of retail, international franchising, and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland and France, and other retail delivery operations, including our web-store and non-traditional store locations such as tourist venues and ballpark stores. The international franchising segment includes the licensing activities of our franchise agreements with locations in Asia, Australia, Africa and Europe, outside of the United Kingdom, Ireland and France. The licensing and entertainment segment has been established to market the naming and branding rights of our intellectual properties for third party use.

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

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A continued slowdown in the United States, Canadian or European economies or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability.

A continued decrease in the customer traffic generated by the shopping malls in which we are located, which we depend upon to attract guests to our stores, could adversely affect our financial condition and profitability.

While we invest heavily in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on customer traffic in the malls in which our stores are located. In order to generate guest traffic, we generally attempt to locate our stores in prominent locations within high traffic shopping malls. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations. We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. In addition, customer mall traffic may be reduced due to a loss of consumer confidence because of the economy, terrorism or war. If we are unable to generate sufficient guest traffic, our sales and results of operations would be harmed. A significant decrease in shopping mall traffic could have a material adverse effect on our financial condition and profitability. For example, the slower economy has caused us to slow our growth plans.

If we are unable to generate interest in and demand for our interactive retail experience, including being able to identify and respond to consumer preferences in a timely manner, our financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that our past success will be sustained or there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our animals, animal apparel or accessories, or a misjudgment of consumer preferences or fashion trends, could have a negative impact on our business, financial condition and results of operations. For example, in 2008 we announced plans to close the Friends 2B Made concept. The closure was completed by the end of the fiscal 2009 third quarter with pre-tax charges totaling $3.9 million. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability. For example, in 2007, we wrote-off $1.6 million, net of tax, of inventory, including excess Shrek® merchandise.

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

If we are not able to reverse or significantly reduce negative comparable store sales trends, our results of operations and financial condition could be adversely affected.

Our comparable store sales for fiscal 2009 declined 13.4% following a 14.0% decline in fiscal 2008, a 9.9% decline in fiscal 2007, a 6.5% decline in fiscal 2006, and a 0.2% decline in fiscal 2005. We believe that the decrease in fiscal 2009 was primarily attributable to the continued economic recession and dramatic decrease in consumer sentiment and the decline in North American shopping mall traffic. We believe that the decrease in 2008 was primarily attributable to the economic recession and decrease in consumer wealth, a continued decline in shopping mall customer traffic and changes in media strategies, online entertainment, children’s media consumption and play patterns. We believe that the decrease in 2007 was primarily attributable to a decline in shopping mall customer traffic and consumer spending on discretionary products, changes in media strategies, online entertainment, children’s media consumption and play patterns, competitive plush animal products and lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter. We believe that the decrease in 2006 was primarily the result of changing customer preferences, a decline in customer traffic, and the more difficult macro economic conditions generally impacting consumer confidence and spending patterns. In 2005, ongoing programs in advertising were successful in maintaining our comparable store sales levels. We believe the principal factors that will affect comparable store results include the following:

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

Our growth strategy requires us to operate a significant number of stores in the United States, Canada, the United Kingdom, Ireland and France each year as well as open new store locations in these countries. If we are not able to operate these stores or to effectively manage the growth of additional stores, it could adversely affect our ability to grow and could significantly harm our profitability.

Our growth will largely depend on our ability to operate our stores successfully in the United States, Canada, the United Kingdom, Ireland and France as well as open additional stores in those countries. We opened 25, 50, and 35 stores in fiscal 2008, 2007 and 2006, respectively. We slowed new store growth in fiscal 2009 to include opening one new store in North America and no new stores in Europe and plan to continue a slowed expansion in 2010. Our ability to identify and open new stores in future years in desirable locations and operate such new stores profitably is a key factor in our ability to grow successfully. We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new stores can be profitably operated. We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations. For example, as of January 2, 2010, we have closed four stores since our inception (not including four stores that we closed in connection with our 2006 acquisition of Amsbra and The Bear Factory). We may decide to close other stores in the future. In addition, our ability to open new stores and manage our growth will be limited to some extent by market saturation of our stores. Our ability to open new stores and to manage our growth also depends on our ability to:

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

In July 2005, we opened our flagship store in New York City. This store is much larger than our typical mall-based stores and originally included additional facilities, such as a restaurant, that we do not operate in our typical mall-based stores. Because of these differences, we may be unable to generate revenues from this store at a level that justifies keeping the store open. In 2007, we closed the restaurant in the store. Closing this store could not only have an adverse impact on our profitability, as the costs of opening this store were much larger than those for a typical store, but, as our flagship store, it could also have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.

Increased demands on our operational, managerial and administrative resources as a result of our growth strategy could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability.

If we are not able to franchise new stores outside of the United States, Canada, the U.K., Ireland and France, if we are unable to effectively manage our international franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening our own stores in Canada and our first franchised location in the United Kingdom. We intend to continue expanding outside of our company-owned regions through franchising in several countries over the next several years. As of January 2, 2010, there were 65 Build-A-Bear Workshop franchised stores located outside of the United States, Canada, the U.K., Ireland and France. We cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing North American and European markets, which may cause these stores to be less successful than those in our existing markets. Additionally, our franchisees may experience merchandising and distribution expenses and challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

The success of our franchising strategy will depend upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow the franchise operation and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising strategy may not be profitable to us. Moreover, our brand image and reputation may suffer. When franchisees perform below expectations we may transfer those agreements to other parties or discontinue the franchise agreement. Furthermore, even if our international franchising strategy is successful, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business strategies and objectives, we are responsible for ensuring the success of the Build-A-Bear Workshop brand and all of our stores.

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

We do not own or operate any manufacturing facilities. We purchased approximately 80 % of our merchandise in fiscal 2009, approximately 81% in fiscal 2008 and approximately 82% in fiscal 2007, from three vendors. These vendors in turn contract for our orders with multiple manufacturing facilities located primarily in China for the production of merchandise. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.

Our profitability could be adversely affected by high petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins and stuffing. For example, our results in fiscal 2008 and 2007 were impacted by significant increases in fuel surcharges due to higher petroleum products prices. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

We may not be able to operate our European company-owned stores profitably.

In April 2006, we acquired The Bear Factory Limited, a stuffed animal retailer in the U.K. owned by The Hamleys Group Limited, and Amsbra Limited, our former U.K. franchisee. Both The Bear Factory and Amsbra had losses in 2006, 2005 and prior fiscal years. In 2007, we terminated our French franchise agreement and opened our first company-owned stores in France. Although we have realized benefits from these operations as part of our larger company, we may be unable to continue to do so on a consistent basis. In particular, we face business, regulatory and cultural differences from our domestic business, such as economic conditions in the U.K. and France, changes in foreign government policies and regulations in the U.K. and France and potential restrictions and costs to convert and repatriate currency, as well as other risks that we may not anticipate. We also face difficulties realizing benefits in the U.K. and France because we have less brand awareness than in the U.S., face higher labor and rent costs, and have different holiday schedules.

Our leases in the U.K. and Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only”. We may be required to pay base rents that are significantly higher than we have forecast. For example, past rent reviews have resulted in increases as high as 40% in select locations within the U.K. Additionally, leases in France may require us to pay an entry fee to the landlord or make key money payments to secure lease assignments from current tenants. French leases also are subject to annual indexation increases that are typically tied to French economic metrics. As a result of these and other factors, we may not be able to operate our European store locations profitably. If we are unable to do so, our results of operations and financial condition could be harmed and we may be required to record significant additional impairment charges.

Portions of our business are subject to privacy and security risks. If we improperly obtain, or are unable to protect, information from our guests, in violation of privacy or security laws or expectations, we could be subject to liability and damage to our reputation.

In addition to serving as an online sales portal, our website, buildabearville.com, features children’s games, e-cards and printable party invitations and thank-you notes, and provides an opportunity for children under the age of 13 to sign up, with the consent of their parent or guardian, to receive our online newsletter. We currently obtain and retain personal information about our website users. In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear identification system. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulations include or may include requirements that companies establish procedures to:

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

Such regulation may also include enforcement and redress provisions. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our websites are designed to be fully compliant with the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation.

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

Our virtual world website, primarily for children, buildabearville.com, allows social interaction between users. While we have security features and chat monitoring, our security measures may not protect users’ identities and our online safety measures may be questioned which may result in negative publicity or a decrease in visitors to our site. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislation that are costly to implement and negatively impact our results.

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

We may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality standards or fails to achieve our sales expectations.

We expect to expand our product assortment to include interactive toy products manufactured by other toy companies. For example, we recently added the line of Zhu Zhu pets, an interactive line of toy hamsters, to our stores. If sales do not meet our expectations or are impacted by competitors’ pricing, we may have to take markdowns or other liquidation strategies to sell the product. If other toy companies do not meet quality standards or violate any manufacturing or labor laws, we suffer negative publicity and not realize our sales plans.

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

Many of our products are used by small children and infants who may be injured from usage. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, in 2009 we voluntarily recalled a product due to a possible safety issue, for which a vendor reimbursed us for certain related expenses. Negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Although we currently have liability insurance, we cannot assure you that it would cover product recalls, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

The success of our business depends upon our senior management closely supervising all aspects of our business, in particular the operation of our stores and the design, procurement and allocation of our merchandise. Also, because guest service is a defining feature of the Build-A-Bear Workshop corporate culture, we must be able to hire and train qualified managers and Bear Builder associates to succeed. The loss of certain key employees, in particular Maxine Clark, our founder and Chief Executive Bear, as well as other members of our senior management, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified store associates could have a material adverse effect on our business, financial condition and results of operations. We generally do not maintain key person insurance with respect to our executives, management or other personnel, except for limited coverage of Ms. Clark, which we do not believe would be sufficient to completely protect us against losses we may suffer if her services were to become unavailable to us in the future.

We rely on a single company-owned distribution center to service the majority of our stores in North America, and our third-party distribution center providers used in Canada and Europe may perform poorly.

The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada and Europe in a timely manner. We have a 350,000-square-foot distribution center in Groveport, Ohio. We rely on this company-

owned distribution center to receive, store and distribute merchandise for the majority of our North America stores. We rely on third parties to manage all of the warehousing and distribution aspects of our business in Europe and a portion of our operations in Canada. Any significant interruption in the operation of the distribution center due to natural disasters and severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could increase our costs associated with our supply chain.

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

We also believe that there is an emerging trend within children’s play patterns towards internet and online play. According to Emarketer.com, kids aged 8 to 11 reported that they spend between one and two hours online each day. In 2007, 24% of US child and teen Internet users will visit virtual worlds. By 2011, an estimated 53% will do so. Therefore, we believe we compete with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com. A growing number of traditional children’s toy and entertainment companies have also developed their own virtual world online play sites including Barbie.com® and McWorld. We cannot assure you that children’s preferences for our products will remain strong or that our on line Web site for children, buildabearville.com, will be successful in attracting children to our brand. If children decide to engage with other products or Web sites, our sales will be negatively impacted and our results will be materially impacted.

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

Poor global economic conditions could have a material adverse effect on our liquidity and capital resources.

In 2008 and 2009, the general economic and capital market conditions in the United States and other parts of the world deteriorated significantly. These conditions adversely affected borrowers’ access to capital and increased the cost of capital. Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the capital markets or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered into in 2000 and has been extended annually since then and currently expires December 31, 2011.

If our affiliate, Ridemakerz LLC, continues to incur losses, our financial condition and profitability could be adversely affected.

We hold a minority interest in Ridemakerz, LLC, which is accounted for under the equity method of accounting. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. Under current agreements, we are the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. All of the priority equity members’ capital was reduced to zero in the fiscal 2009 second quarter. As a result, in fiscal 2009, we recorded non-cash pre-tax charges of $7.5 million, included in “Losses from investment in affiliate” in our Consolidated Statements of Operations. Additional charges related to impairment and bad debts of $2.1 million were recorded in the 2009 fourth quarter. While as of January 2, 2010, the book value of our investment in Ridemakerz had been reduced to zero, we continue to provide services to Ridemakerz in exchange for equity. This additional investment is subject to ongoing loss allocations and impairment review.

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

Stores

As of January 2, 2010, we operated 291 retail stores located primarily in major malls throughout the United States, Canada and Puerto Rico, 50 stores located in the United Kingdom, three stores in France and one store in Ireland. Our North American mall-based stores generally range in size from 2,000 to 4,000 gross square feet and average approximately 2,800 square feet, while our tourist location stores currently range up to 7,000 square feet and our flagship store in New York City is approximately 20,000 square feet. Our stores are highly visual and colorful featuring a teddy bear theme and larger than life details including a “sentry bear” at the front entry, custom-designed fixtures as well as a customized Build-A-Bear Workshop tile logo in our entryway. Our stores are designed to be open and inviting so that guests can fully immerse in the shopping experience and actively participate in the creation and customization of their purchase. Our typical store features one or two stuffing machines, five Name Me computer stations and numerous displays of fully-dressed stuffed animals throughout the store. We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as a proprietary forecasting model that projects a potential location’s first year sales. We have identified additional target sites that meet our criteria for new stores in new and existing markets. We seek to locate our mall-based stores in areas with maximum customer traffic, often near to or in the center of the mall, as well as offering adjacencies to other children, teen and family retailers. After we approve a site, it typically takes approximately 26 weeks to finalize the lease, design the layout, build out the site, hire and train associates, and stock the store for opening.

We lease all of our store locations. Due to our attraction as a family-oriented entertainment destination concept, we have received numerous requests from mall owners and developers to locate a Build-A-Bear Workshop store in their malls. We believe that we generally have negotiated favorable lease terms including provisions providing for exclusivity of operation of our concept in the mall. Our stores are located in a variety of shopping center types. As of January 2, 2010, the distribution of our stores is as follows:

Super regional center	217
Regional center	81
Open air lifestyle center	23
Outlet center (1)	10
Other (theme, NYC, concession)	14

Total	345

(1)	Build-A-Bear Workshop stores in outlet centers are not merchandised with outlet merchandise.

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

Following is a list of our 345 company-owned stores in the United States, Canada, the United Kingdom, Ireland and France as of January 2, 2010:

State	Number of Stores
Alabama	5
Alaska	1
Arizona	5
Arkansas	3
California	26
Colorado	6
Connecticut	5
Delaware	1
Florida	20
Georgia	8
Idaho	1
Illinois	9
Indiana	7
Iowa	3
Kansas	2
Kentucky	3
Louisiana	5
Maine	2
Maryland	5
Massachusetts	9
Michigan	5
Minnesota	2
Mississippi	1
Missouri	7
Montana	1
Nebraska	1
Nevada	4
New Hampshire	2
New Jersey	12
New Mexico	1
New York	13
North Carolina	9
Ohio	10
Oklahoma	2
Oregon	3
Pennsylvania	11
Puerto Rico	1
Rhode Island	1
South Carolina	3
Tennessee	6
Texas	24
Utah	3
Virginia	9
Washington	6
West Virginia	1
Wisconsin	5

Canadian Province	Number of Stores
Alberta	3
British Columbia	3
Manitoba	1
Nova Scotia	1
Ontario	10
Quebec	3
Saskatchewan	1
United Kingdom
England	42
Scotland	6
Wales	1
Northern Ireland	1
Ireland	1
France	3

Non-Store Properties

In addition to leasing all of our store locations, we lease approximately 59,000 square feet for our corporate headquarters, or World Bearquarters, in St. Louis, Missouri. Our World Bearquarters houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 1, 2008 with a five-year term, and may be extended for two additional five-year terms. In September 2006, we completed construction of a company-owned warehouse and distribution center, or Bearhouse, in Groveport, Ohio. The facility is approximately 350,000 square feet. In 2007, our web fulfillment site moved to the Bearhouse.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004. The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$6.65	$3.34	$14.48	$7.89
Second Quarter	$7.27	$4.05	$11.45	$7.14
Third Quarter	$5.62	$4.12	$8.49	$5.61
Fourth Quarter	$6.78	$4.45	$8.05	$3.02

As of March 15, 2010, the number of holders of record of the Company’s common stock totaled approximately 2,052.

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

The performance graph starts on January 1, 2005 and ends on December 31, 2009, the last trading day prior to January 2, 2010, the end of our fiscal 2009. The graph assumes that $100 was invested on January 1, 2005 in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast the possible future performance of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 4, 2009 – Oct. 31, 2009	1,047	$5.68	—	$30,987,872
Nov. 1, 2009 – Nov. 28, 2009	—	—	—	$30,987,872
Nov. 29, 2009 – Jan. 2, 2010	109	$4.64	—	$30,987,872
Total	1,156	$5.58	—	$30,987,872

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
(2)	On March 3, 2010, we announced the further extension of our $50 million share repurchase program of our outstanding common stock until March 31, 2011. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchase activity may be increased, decreased or discontinued at any time without notice. Shares purchased under the program are subsequently retired.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of fiscal 2009.

Dividend Policy

We anticipate that we will retain any future earnings to support operations, to finance the growth and development of our business and to repurchase shares of our common stock from time to time and we do not expect, at this time, to pay cash dividends in the future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant. Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005, as fiscal years 2009, 2008, 2007, 2006 and 2005, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. Fiscal years 2009, 2007, 2006 and 2005 included 52 weeks and fiscal year 2008 included 53 weeks. All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks, with the exception of the fourth quarter of fiscal 2008 which included 14 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week or 14-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data as of January 2, 2010 and January 3, 2009 and the statement of operations and other financial data for our fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 29, 2007, December 30, 2006 and December 31, 2005, and the statement of income and other financial data for our fiscal years ended December 30, 2006 and December 31, 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Statement of operations data:
Total revenues	$394,375	$467,861	$474,361	$437,072	$361,809
Costs and expenses:
Cost of merchandise sold	245,980	270,463	259,078	227,509	180,373
Selling, general and administrative	161,692	185,608	177,375	158,712	133,921
Store preopening	90	2,410	4,416	3,958	4,812
Store closing	981	2,952	—	—	—
Losses from investment in affiliate	9,615	—	—	—	—
Interest expense (income), net	(143)	(799)	(1,531)	(1,530)	(1,710)

Total costs and expenses	418,215	460,634	439,338	388,649	317,396

Income (loss) before income taxes	(23,840)	7,227	35,023	48,423	44,413
Income tax expense (benefit)	(11,367)	2,663	12,514	18,933	17,099

Net income (loss)	$(12,473)	$4,564	$22,509	$29,490	$27,314

Earnings (loss) per common share:
Basic	$(0.66)	$0.24	$1.11	$1.46	$1.38
Diluted	$(0.66)	$0.24	$1.10	$1.44	$1.35
Shares used in computing common per share amounts:
Basic	18,874,352	19,153,123	20,256,847	20,169,814	19,735,067
Diluted	18,874,352	19,224,273	20,448,793	20,468,256	20,229,978

	Fiscal Year
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Other financial data:
Gross margin ($) (1)	$142,572	$190,500	$209,090	$205,063	$178,528
Gross margin (%) (1)	36.7%	41.3%	44.7%	47.4%	49.7%
Capital expenditures, net (2)	$8,148	$23,215	$37,235	$54,036	$32,652
Depreciation and amortization	28,487	28,883	26,292	22,394	17,592
Cash flow data:
Cash flows provided by operating activities	$23,990	$23,615	$56,374	$53,035	$54,642
Cash flows used in investing activities	(8,898)	(26,629)	(40,938)	(93,772)	(37,077)
Cash flows provided by (used in) financing activities	—	(14,024)	(3,052)	3,537	6,058
Store data (3):
Number of stores at end of period
North America	291	292	272	233	200
Europe	54	54	49	38	—

Total stores	345	346	321	271	200
Square footage at end of period
North America	846,373	856,504	810,208	712,299	615,194
Europe (4)	77,520	77,520	70,577	56,701	—

Total square footage	923,893	934,024	880,785	769,000	615,194
Average net retail sales per store (5) (6)	$1,044	$1,329	$1,576	$1,761	$1,864
Net retail sales per gross square foot - North America (6) (7)	$358	$445	$516	$573	$615
Consolidated comparable store sales change (%) (8)	(13.4)%	(14.0)%	(9.9)%	(6.5)%	(0.2)%
Balance sheet data:
Cash and cash equivalents	$60,399	$47,000	$66,261	$53,109	$90,950
Working capital	53,865	38,880	40,090	28,731	66,646
Total assets	284,273	300,152	339,531	305,170	246,108
Total stockholders’ equity	164,780	167,725	193,608	170,443	130,357

(1)	Gross margin represents net retail sales less cost of merchandise sold. Gross margin percentage represents gross margin divided by net retail sales.
(2)	Capital expenditures, net consist of leasehold improvements, furniture and fixtures, land, buildings, computer equipment and software purchases, as well as trademarks, intellectual property, key money deposits and deferred leasing fees.
(3)	Excludes our webstore and seasonal and event-based locations.
(4)	Square footage for stores located in Europe is estimated selling square footage and includes stores in the United Kingdom, Ireland and France.
(5)	Average net retail sales per store represents net retail sales from stores open throughout the entire period in North America divided by the total number of such stores.
(6)	When we refer to average net retail sales per store and net retail sales per gross square foot for any period, we include in those calculations only those stores that have been open for that entire period in North America. European stores are not included.
(7)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period in North America divided by the total gross square footage of such stores. European stores are not included.
(8)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation. Fiscal 2008 first quarter was the first quarter that our European operations met the criteria for inclusion in our comparable store calculation. As such, fiscal 2008 is the first period to include comparable store sales change for Europe in the consolidated comparable store sales change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the leading, and only international, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of January 2, 2010, we operated 291 stores in the United States, Canada and Puerto Rico, 50 stores in the United Kingdom, one store in Ireland and three stores in France, and had 65 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we sell our products on our e-commerce Web site, buildabear.com and market our products and build our brand through our “virtual world” Web site, buildabearville.com, which complements our interactive shopping experience and positively enhances our core brand value. We also operate non-traditional store locations in Major League Baseball ballparks, one location in a zoo and one location in a science center.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee. The results of the acquisitions’ operations have been included in the consolidated financial statements since that date. We are currently operating 36 of the acquired stores, having permanently closed four locations during transition. Since 2006, our European operations have grown to 54 stores, including three in France. We have improved sales performance and adopted internal best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base that resulted in improved sales and earnings from the acquisition.

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

Selected financial data attributable to each segment for fiscal 2009, 2008 and 2007, are set forth in Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Expansion and Growth Potential” subsections of this Overview.

We believe that we have developed an appealing retail store concept that, for North American stores open for the entire year, averaged $1.0 million in fiscal 2009, $1.3 million in fiscal 2008 and $1.6 million in fiscal 2007 in net retail sales per store. For a discussion of the changes in comparable store sales in fiscal years 2009, 2008 and 2007, see “— Revenues” below. Store contribution, which consists of income (loss) before income tax expense (benefit); interest; store depreciation, amortization and impairment; store preopening expense; store closing expense; losses from investment in affiliate and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore and seasonal and event-based locations, was 12.4% for fiscal 2009, 16.0% for fiscal 2008 and 21.5% for fiscal 2007. Total company net loss as a percentage of total revenues was 3.2% for fiscal 2009. Total company net income as a percentage of total revenues was 1.0% for fiscal 2008 and 4.7% for fiscal 2007. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. Net income declined in 2009, 2008 and 2007 due primarily to the decrease in comparable store sales. As we have added stores and grown our sales volume, the quantities of merchandise and supplies we purchase have increased which has created economies of scale for our vendors allowing us to obtain reduced costs for these items and increase our merchandise margin. In 2009, 2008 and 2007, merchandise margin improvement was more than offset by fixed occupancy cost deleverage due primarily to the decrease in comparable store sales. The store contribution of our average store, coupled with the fact that we have opened or acquired 175 company-owned stores since the beginning of fiscal 2005 had been the primary reasons for our net income increasing in fiscal 2006 and fiscal 2005.

In 2008 and 2009, our results reflect the challenging retail environment – economic recession, declining mall traffic, and slowing consumer spending – factors impacting many retailers and particularly our company given the discretionary nature of our products and our experience. Our total store contribution declined, primarily due to 13.4% and 14.0% decreases in comparable store sales in 2009 and 2008, respectively. This decrease in total store contribution was partially offset by approximately $25 million in cost reductions in North America in 2009.

Our 2010 plan balances our long term business goals while recognizing the near term challenges of the retail environment. While our full market potential in North America remains more than 350 stores, we will open one new store in North America in 2010, the same as in 2009. In the United Kingdom and Ireland, we believe our full market potential is approximately 70 locations and we plan to open two new stores in 2010, as compared to no new European stores in 2009. Slowing new store growth allows us to refocus on our business and align all operations around our goals of new guest acquisition and guest retention aimed at improving our comparable stores sales performance, while also building our long term brand value. Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand through product innovation and the full integration of product, marketing and operations to create a sense of urgency to drive traffic, increase conversion and improve sales. Additional toy products outside of our core plush animals, yet consistent with our interactive and hands-on experience, will be added to our assortment. We plan to continue to grow our virtual world engagement through buildabearville.com, as well as improve our online and e-commerce business. We intend to refine our marketing programs balancing communication with new and existing guests and place emphasis on our product newness and collectability, a fundamental strength of our brand. Recognizing the severity of the economic recession, we implemented cost reduction initiatives that resulted in approximately $25 million in pre-tax savings in 2009. We ended fiscal 2009 with no borrowings under our bank loan agreement and with $60 million in cash and cash equivalents after investing $8 million in capital projects including one new store. While our current sales trends reflect the continuing decline in consumer spending, we believe that our business strategies, superior store contribution model, strong cash flow and flexible capital structure will deliver long term sales and earnings growth.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our webstore and other non-store locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks, gift cards and third party credit cards to make purchases. We classify stores as new or comparable stores and do not include our webstore or seasonal, event-based locations in our store count or in our comparable store calculations. Stores enter the comparable store calculation in their thirteenth full month of operation and as such, European stores were not included for 2007. If a store relocation or remodel results in a significant change in square footage, the net retail sales for that location are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the change. In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept. As of January 2, 2010, all Friends 2B Made locations were closed. All but one of these locations were inside or adjacent to a Build-A-Bear Workshop store and shared common store management, employees and infrastructure. Other than our stand-alone store in Ontario, California, these locations were considered expansions of the existing Build-A-Bear Workshop store and were not considered an addition to our total store count. The net retail sales of these expanded Build-A-Bear Workshop stores were excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the expansion.

We have an automated loyalty program with a frequent shopper reward feature in North America, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount. As the reward certificates can be earned or redeemed at any of our store locations, we account for changes in the deferred revenue account at the total company level only. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in the deferred revenue amount. See “Critical Accounting Estimates” for additional details on the accounting for the deferred revenue program.

We use net retail sales per gross square foot and comparable store sales as performance measures for our business. The following table details net retail sales per gross square foot by age of store for the periods presented:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net retail sales per gross square foot - North America (1) (2)
Store Age > 5 years (164, 145 and 103 stores, respectively)	$372	$448	$517
Store Age 3-5 years (62, 54 and 65 stores, respectively)	$341	$455	$537
Store Age <3 years (59, 73 and 65 stores, respectively)	$333	$432	$497
All comparable stores	$358	$445	$516

(1)	Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period divided by the total gross square footage of such stores. European stores are excluded from the calculation. Calculated on an annual basis only.
(2)	Excludes our webstore and seasonal and event-based locations.

The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Comparable store sales change - North America (%) (1) (2)
Store Age > 5 years (164, 145 and 103 stores, respectively)	(15.1)%	(16.0)%	(8.3)%
Store Age 3-5 years (62, 54 and 65 stores, respectively)	(17.7)%	(16.0)%	(10.2)%
Store Age <3 years (59, 73 and 65 stores, respectively)	(22.2)%	(20.2)%	(13.0)%
Total comparable store sales change	(16.7)%	(16.8)%	(9.9)%
Comparable store sales change - Europe (%) (1) (2)	5.0%	7.7%	—
Comparable store sales change - Consolidated (%) (1) (2)	(13.4)%	(14.0)%	(9.9)%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation. Fiscal 2008 first quarter was the first quarter that our European operations met the criteria for inclusion in our comparable store calculation. As such, there is no comparable data for Europe for fiscal 2007.
(2)	Excludes our webstore and seasonal and event-based locations.

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

Fiscal 2009 consolidated comparable store sales decreased by 13.4%, including a 5.0% increase in Europe and a 16.7% decline in North America (full year comparable store sales are compared to the 52 week period ended Jan. 3, 2009). We believe the decline in consolidated comparable store sales was attributed primarily to the following factors:

•	the economic recession and dramatic decrease in consumer sentiment has resulted in a pullback in consumer spending and impacted our comparable store sales; and

•

the slowdown in North America shopping mall customer traffic during fiscal 2009 compared to fiscal 2008 has impacted the number of new and returning guests visiting our stores and therefore our comparable store sales. The comparable store sales decline included both a decrease in the number of transactions and a decrease in the average transaction value.

Fiscal 2008 consolidated comparable store sales decreased by 14.0%, including a 7.7% increase in Europe and a 16.8% decline in North America (full year comparable store sales are compared to the 53 week period ended Jan. 5, 2008). Fiscal 2008 was the first year that our European operations met the criteria for inclusion in our comparable store calculation. The growth in comparable store sales in Europe largely reflects increases in brand awareness and improvements in merchandise, store operations, guest satisfaction and inventory flow since we completed the UK acquisition in 2006.

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

Franchise fees: We receive an initial, one-time franchise fee for each master franchise agreement which is amortized to revenue over the life of the respective franchise agreements, which extend for periods up to 25 years. Master franchise rights are typically granted to a franchisee for an entire country or countries. Continuing franchise fees are based on a percentage of sales (generally 7.5%) made by the franchisees’ stores and are recognized as revenue at the time of those sales.

As of January 2, 2010, we had 65 stores, including 10 opened and seven closed in fiscal 2009, operating under franchise arrangements in the following countries:

Japan	10
South Africa	9
Denmark	9
Australia	8
Germany	7
Thailand	6
Singapore	4
Russia	3
Norway	3
Other	6

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

Costs and Expenses

Cost of merchandise sold and gross margin: Cost of merchandise sold includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges; freight costs from the manufacturer to the warehouse; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Gross margin is defined as net retail sales less the cost of merchandise sold.

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, and store supplies, as well as central office general and administrative expenses, including costs associated with the review of strategic alternatives, virtual world maintenance costs, management payroll, benefits, stock-based compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation and amortization of central office leasehold improvements, furniture, fixtures and equipment as well as the amortization of intellectual property costs.

Central office general and administrative expenses grew over time in order to support the increased number of stores in operation. In 2009, we achieved $22 million in savings in selling, general and administrative expenses including marketing, central office payroll and outside services. Advertising increased significantly with the introduction in fiscal 2004 of our national television and online advertising campaign. We decreased the level of advertising expense as a percentage of net retail sales in fiscal 2009 as compared to fiscal 2008 and fiscal 2007. We anticipate continued reductions in advertising expense as a percentage of net retail sales in 2010. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.

We have share-based compensation plans covering the majority of our management groups and our Board of Directors. We account for share-based payments utilizing the fair value recognition provisions of Accounting Standards Codification (ASC) Section 718. We recognize compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. In 2009, we recorded stock-based compensation of approximately $4.3 million ($2.6 million net of taxes). In 2008, we recorded stock based compensation of $3.6 million ($2.2. million net of tax). In 2007, we recorded stock based compensation of approximately $3.0 million ($1.9 million net of tax).

Store preopening: Preopening costs are expensed as incurred and include store set-up, certain labor and hiring costs, and rental charges incurred prior to a store’s opening.

Store closing: Store closing costs include costs associated with the closure of our Friends 2B Made concept including, but not limited to, long-lived asset impairment, lease termination and other costs.

Losses from investment in affiliate. Equity losses from investment in affiliate are the result of the allocation of losses related to our investment in Ridemakerz, LLC. Ridemakerz, an early-stage company still in its start-up phase, has incurred substantial losses including charges resulting from a major restructuring of its operations that included store closings. Under current agreements, we are the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. All of the priority equity members’ capital was reduced to zero in the fiscal 2009 second quarter. While as of January 2, 2010, the book value of the Company’s investment in Ridemakerz, including receivables, had been reduced to zero, we continue to provide services to Ridemakerz in exchange for equity. This additional investment is subject to ongoing loss allocations and impairment review.

Expansion and Growth Potential

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France for the last three fiscal years can be summarized as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Beginning of period	346	321	271
Opened	1	25	50
Closed	(2)	—	—

End of period	345	346	321

On April 2, 2006 we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom and Ireland, and Amsbra Limited, our former United Kingdom franchisee. We are currently operating 36 of the acquired stores, having permanently closed four locations during transition. We currently operate 50 stores in the United Kingdom, one store in Ireland and three stores in France.

The Friends 2B Made stores are not included in the number of store openings in fiscal 2009, 2008 or 2007 as noted above but rather are considered expansions of Build-A-Bear Workshop stores. In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept; concept closure was completed in the fiscal 2009 third quarter.

In fiscal 2009, we opened one Build-A-Bear Workshop store in North America and none in the United Kingdom. In fiscal 2010, we anticipate opening one Build-A-Bear Workshop store in North America and two in the United Kingdom. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States, Puerto Rico and Canada and 70 stores in the United Kingdom and Ireland.

Non-store Locations:

In 2004 we began offering merchandise in seasonal, event-based locations such as Major League Baseball ballparks. We expect to expand our future presence at select seasonal locations contingent on their availability. As of January 2, 2010, we had a total of four ballpark locations. We also opened up our first store in a science center during fiscal 2007 and our first store in a zoo during fiscal 2006.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. The number of international, franchised stores opened and closed for the periods presented below can be summarized as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Beginning of period	62	53	34
Opened	10	16	22
Closed	(7)	(7)	(3)

End of period	65	62	53

As of January 2, 2010, we had 14 master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 20 countries. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We expect our current and future franchisees to open three stores in fiscal 2010, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, the United Kingdom, Ireland and France.

Licensing Revenue:

In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products. These agreements generated revenue of $2.5 million in 2009, $2.7 million in 2008 and $2.6 million in 2007. We anticipate entering into additional license agreements in the future.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and rounding:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Revenues:
Net retail sales	98.5%	98.5%	98.7%
Franchise fees	0.9	0.9	0.8
Licensing revenues	0.6	0.6	0.5

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of merchandise sold (1)	63.3	58.7	53.3
Selling, general, and administrative	41.0	39.7	37.4
Store preopening	—	0.5	0.9
Store closing	0.2	0.6	—
Losses from investment in affiliate	2.4	—	—
Interest expense (income), net	—	(0.2)	(0.3)

Total costs and expenses	106.0	98.5	92.6

Income (loss) before income taxes	(6.0)	1.5	7.4
Income tax expense (benefit)	(2.9)	0.6	2.6

Net income (loss)	(3.2)%	1.0%	4.7%

Gross margin (%) (2)	36.7%	41.3%	44.7%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales.
(2)	Gross margin represents net retail sales less cost of merchandise sold, which includes store asset impairment charges in 2009 and 2008. Gross margin percentage represents gross margin divided by net retail sales.

Fiscal Year Ended January 2, 2010 (52 weeks) Compared to Fiscal Year Ended January 3, 2009 (53 weeks)

Total revenues. Net retail sales decreased to $388.6 million for fiscal 2009 from $461.0 million for fiscal 2008, a decrease of $72.4 million, or 15.7%. Sales from new stores contributed an $11.0 million increase in net retail sales. Offsetting these increases, comparable store sales decreased $55.7 million, or 13.4% and a $10.0 million impact of foreign currency exchange rates. Other changes in net retail sales totaled $17.7 million and included the impact of the 53rd week in fiscal 2008, changes in deferred revenue, sales from non-store locations, and sales over the Internet.

Revenue from international franchise fees decreased to $3.4 million for fiscal 2009 from $4.2 million for fiscal 2008, a decrease of $0.8 million. This decrease was primarily due to the global economic slowdown. Licensing revenue was $2.5 million in fiscal 2009 compared to $2.7 million in fiscal 2008. This decrease was primarily due to the anniversary of the Nintendo DS and Wii games from December 2008 with new launches for both scheduled for spring 2010.

Gross margin. Gross margin decreased to $142.6 million for fiscal 2009 from $190.5 million for fiscal 2008, a decrease of $47.9 million, or 25.1%. As a percentage of net retail sales, gross margin decreased to 36.7% for fiscal 2009 from 41.3% for fiscal 2008, a decrease of 460 basis points as a percentage of net retail sales (bps). This decrease resulted primarily from higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales as well as a slight decline in merchandise margins. Store asset impairment charges of $5.3 million also contributed to the decline. Improvements in warehousing and distribution slightly offset the decline.

Selling, general and administrative. Selling, general and administrative expenses were $161.7 million for fiscal 2009 as compared to $185.6 million for fiscal 2008, a decrease of $23.9 million, or 12.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 41.0% for fiscal 2009 as compared to 39.7% for fiscal 2008, an increase of 130 bps. The dollar decrease was primarily due to North American cost reductions in marketing and store payroll, and central office expenses, including reductions in salary, outside services and travel expenses. Selling, general and administrative expense as a percentage of total revenues was slightly higher primarily due to lack of leverage on store and central office salaries including stock-based compensation expense.

Store preopening. Store preopening expense was $0.1 million for fiscal 2009 as compared to $2.4 million for fiscal 2008. The decrease was primarily due to opening one store in fiscal 2009 as compared to 25 in 2008. These amounts include preopening rent expense of $9,000 for fiscal 2009 and $0.4 million for fiscal 2008. Preopening expenses include expenses for stores that have opened as well as some expenses incurred for stores that will be opened at a later date.

Store closing. Store closing expenses of $1.0 million for fiscal 2009 and $3.0 million for fiscal 2008 related to the closure of the Friends 2B Made concept and consisted primarily of lease termination charges, inventory write-offs and construction costs incurred to reformat locations for return to the landlord in 2009 and asset impairment charges in fiscal 2008.

Losses from investment in affiliate. Losses from investment in affiliate of $9.6 million fiscal 2009 are losses related to our investment in Ridemakerz. Ridemakerz is a young company still in its start-up phase. In 2009, Ridemakerz undertook a major restructuring of its operations that included significant store closings. The losses incurred in 2009 are comprised of a $7.5 million non-cash charge of Ridemakerz net loss allocations, a $1.0 million non-cash impairment charge and a $1.1 million write-off of Ridemakerz outstanding receivable. While as of January 2, 2010, the book value of the Company’s investment in Ridemakerz, including receivables, had been reduced to zero, the Company continues to provide services to Ridemakerz in exchange for equity. This additional investment is subject to ongoing loss allocations and impairment review.

Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for fiscal 2009 as compared to $0.8 million for fiscal 2008.

Provision for income taxes. The income tax benefit was $11.4 million for fiscal 2009 as compared to income tax expense of $2.7 million for fiscal 2008. The effective rate was 47.7% in 2009 and 36.8% for fiscal 2008. The increase in the effective tax rate was primarily attributable to a release of valuation allowances on net operating loss carryforwards associated with our UK operations as a result of management’s determination that it is more likely than not that the benefit of these losses will be realized.

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

Gross margin. Gross margin decreased to $190.5 million for fiscal 2008 from $209.1 million for fiscal 2007, a decrease of $18.6 million, or 8.9%. As a percentage of net retail sales, gross margin decreased to 41.3% for fiscal 2008 from 44.7% for fiscal 2007, a decrease of 340 bps. This decrease resulted primarily from higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales as well as a decline in merchandise margins. Store asset impairment charges of $1.8 million also contributed to the decline.

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

We use store contribution as a measure of our stores’ operating performance. Store contribution should not be considered a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with U.S. GAAP.

We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability.

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the U.K., Ireland and France (Europe) and for our consolidated store base (dollars in thousands):

	Fiscal 2009			Fiscal 2008
	North America	Europe	Total	North America	Europe	Total
Net income (loss)	$(14,384)	$1,911	$(12,473)	$4,150	$414	$4,564
Income tax expense (benefit)	(9,434)	(1,933)	(11,367)	1,806	857	2,663
Interest expense (income)	(93)	(50)	(143)	(494)	(305)	(799)
Store depreciation, amortization and impairment (1)	20,159	5,314	25,473	18,813	4,264	23,077
Store preopening expense	90	—	90	1,832	578	2,410
Store closing expense (2)	981	—	981	2,952	—	2,952
Losses from investment in affiliate (3)	9,615	—	9,615	—	—	—
General and administrative expense (4)	37,591	3,508	41,099	42,334	3,953	46,287
Franchising and licensing contribution (5)	(4,328)	—	(4,328)	(5,114)	—	(5,114)
Non-store activity contribution (6)	(2,282)	(783)	(3,065)	(4,166)	(553)	(4,719)

Store contribution	$37,915	$7,967	$45,882	$62,113	$9,208	$71,321

Total revenues from external customers	$321,855	$72,520	$394,375	$392,368	$75,493	$467,861
Franchising and licensing revenues from external customers	(5,823)	—	(5,823)	(6,898)	—	(6,898)
Revenues from non-store activities (6)	(15,058)	(2,391)	(17,449)	(14,540)	(1,616)	(16,156)

Store location net retail sales	$300,974	$70,129	$371,103	$370,930	$73,877	$444,807

Store contribution as a percentage of store location net retail sales	12.6%	11.4%	12.4%	16.7%	12.5%	16.0%

Total net income (loss) as a percentage of total revenues	-4.5%	2.6%	-3.2%	1.1%	0.5%	1.0%

				Fiscal 2007
				North America	Europe	Total
Net income				$21,849	$660	$22,509
Income tax expense				12,514	—	12,514
Interest expense (income)				(1,314)	(217)	(1,531)
Store depreciation, amortization and impairment (1)				19,286	2,662	21,948
Store preopening expense				3,436	980	4,416
Store closing expense (2)				—	—	—
General and administrative expense (4)				42,123	3,033	45,156
Franchising and licensing contribution (5)				(4,495)	—	(4,495)
Non-store activity contribution (6)				(3,250)	(499)	(3,749)

Store contribution				$90,149	$6,619	$96,768

Total revenues from external customers				$415,359	$59,004	$474,363
Franchising and licensing revenues from external customers				(6,193)	—	(6,193)
Revenues from non-store activities (6)				(16,321)	(1,149)	(17,470)

Store location net retail sales				$392,845	$57,855	$450,700

Store contribution as a percentage of store location net retail sales				22.9%	11.4%	21.5%

Total net income as a percentage of total revenues				5.3%	1.1%	4.7%

(1)	Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges.
(2)	Store closing expense represents asset impairment and other charges related to the closure of the Friends 2B Made concept.
(3)	Losses from investment in affiliate represent the Company’s portion of losses of Ridemakerz.
(4)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including assets related to the virtual world, and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(5)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.
(6)	Non-store activities include our webstores and seasonal and event-based locations as well as intercompany transfer pricing charges.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2009				Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Total revenues	$97.3	$82.4	$91.7	$123.0	$123.8	$94.7	$107.2	$142.2
Gross margin(1)	35.3	26.7	32.7	47.9	53.1	34.0	42.3	61.1
Losses from investment in affiliate	—	0.5	4.6	4.5	—	—	—	—
Net income (loss)	(0.8)	(6.0)	(4.8)	(0.9)	6.4	(4.8)	(2.0)	5.0
Earnings (loss) per common share:
Basic	(0.04)	(0.32)	(0.25)	(0.05)	0.32	(0.25)	(0.11)	0.28
Diluted	(0.04)	(0.32)	(0.25)	(0.05)	0.32	(0.25)	(0.11)	0.28
Number of stores (end of quarter)	346	345	345	345	325	330	341	346

(1)	Gross margin represents net retail sales less cost of merchandise sold.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. We have access to additional cash through our revolving line of credit that has been in place since 2000. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. In 2004, we raised $25.7 million from the initial public offering of our common stock.

Operating Activities. Cash flows provided by operating activities were $24.0 million in fiscal 2009, $23.6 million in fiscal 2008 and $56.4 million in fiscal 2007. Cash flows from operating activities increased slightly in fiscal 2009 as compared to 2008 as net losses were offset by cost reductions. Cash flows from operating activities decreased in fiscal 2008 as compared to 2007 primarily due to the decrease in net income, higher redemption of gift cards during the 53rd week of fiscal 2008 and increases in inventory due to the larger store base.

Investing Activities. Cash flows used in investing activities were $8.9 million in fiscal 2009, $26.6 million in fiscal 2008 and $40.9 million in fiscal 2007. Cash used in investing activities in 2009 related primarily to the continued installation and upgrades of central office information technology systems, acquisition of intangible assets, repurposing existing Friends 2B Made locations to Build-A-Bear Workshop stores, the opening of one new store and the relocation of one store. Cash used in investing activities in fiscal 2008 and 2007 relates primarily to opening 25 and 50 new stores, respectively, and additional investments in Ridemakerz.

Financing Activities. There was no cash from financing activities in 2009. Financing activities used cash of $14.0 million in fiscal 2008 and $3.1 million in fiscal 2007. Purchases of our stock in fiscal 2008 and 2007 used cash of $14.3 million and $4.7 million, respectively. In fiscal 2007, exercises of employee stock options and employee stock purchases and related tax benefits provided cash of $1.6 million. No employee stock options were exercised in fiscal 2009 or fiscal 2008.

Capital Resources. As of January 2, 2010, we had a cash balance of $60.4 million, approximately half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective October 28, 2009. The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2011 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 2.05%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 2, 2010: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $38.9 million available for borrowing under the line of credit.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America typically have a ten-year term and contain provisions for base rent plus percentage rent based on defined sales levels. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third to fourth year of the lease, if a certain minimum sales volume is not achieved. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease. In addition, some of these leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases.

Our leases in the United Kingdom and Ireland typically have terms of 10 to 15 years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are charged quarterly and paid in advance.

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

In fiscal 2010, we expect to spend approximately $12 million on capital expenditures. Capital spending in fiscal 2009 totaled $8.1 million. Capital spending in fiscal 2009 was primarily for the continued installation and upgrades of central office information technology systems, acquisition of intangible assets, repurposing existing Friends 2B Made locations to Build-A-Bear Workshop stores, the opening of one new store and the relocation of one store.

On February 20, 2007, we announced a $25 million share repurchase program of our outstanding common stock over the following twelve months. The program was authorized by our board of directors. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million for an additional twelve months. On March 3, 2009, we announced a twelve month extension of our share repurchase program. On March 3, 2010, we announced that our share repurchase program had been extended to March 31, 2011. We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of March 15, 2010, approximately 2,072,000 shares at an average price of $9.83 per share have been repurchased under this program for an aggregate amount of $20.4 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2011.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of January 2, 2010, the book value of our investment in Ridemakerz had been reduced to zero. We still retained an ownership interest of approximately 25%. Under the current agreements, we could own up to approximately 33% of fully diluted equity in Ridemakerz. See Note 16 – Investment in Affiliate to the Consolidated Financial Statements for additional information.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory and obligations associated with building out our stores. The future minimum payments for these obligations as of January 2, 2010 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of January 2, 2010
	Total	2010	2011	2012	2013	2014	Beyond
	(In thousands)
Operating lease obligations	$282,577	$50,651	$47,107	$42,345	$35,469	$31,319	$75,686
Purchase obligations	29,384	28,884	250	250	—	—	—

Total	$311,961	$79,535	$47,357	$42,595	$35,469	$31,319	$75,686

Our total liability for uncertain tax positions under the Financial Accounting Standards Board Accounting Standards Codification (ASC) section 740-10-25 was $0.6 million as of January 2, 2010. During the next fiscal year, it is reasonably possible that the unrecognized tax benefits will be reduced by $0.3 million either because the tax positions are sustained on audit or expiration of statute of limitations. At this time, we do not expect a significant payment related to these obligations within the next year. See Note 8 - Income Taxes to the Consolidated Financial Statements for additional information.

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

Throughout the year we record an estimated cost of shortage based on past experience. The amount accrued for shortage each period is based on detailed historical averages. The accrual rate remained unchanged for fiscal 2009, 2008 and 2007. Periodic physical inventories are taken and any difference between the actual physical count of merchandise and the recorded amount in our records are adjusted and recorded as shortage. Historically, including fiscal years 2009, 2008 and 2007, the timing of the physical inventory has been in the fourth quarter so that no material amount of shortage was required to be estimated on activity between the date of the physical count and year-end. However, future physical counts of merchandise may not be at times at or near the end of a fiscal quarter or fiscal year-end, and our estimate of shortage for the intervening period may be material based on the amount of time between the date of the physical inventory and the date of the fiscal quarter or year-end.

Long-Lived Assets

In accordance with ASC section 360-10-35 we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group. As of January 2, 2010, store assets represented approximately $70.0 million, or approximately 70% of total property, plant and equipment, net. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the seasonality of operations, we assess store performance annually, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable.

As a result of our 2009 review, we determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $3.3 million in the fourth quarter of fiscal 2009, which is included in cost of merchandise sold. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the asset group, future growth rate and discount rate. In order to evaluate the sensitivity of the fair value assumptions on store asset impairment, we applied a hypothetical decrease of 1% in the comparable stores sales trend and in margin, which we believe is appropriate. Based on the analysis performed as of January 2, 2010, the changes in our assumptions would have resulted in additional impairment charges of $0.8 million.

As a result of our 2008 review, we determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group, and recorded asset impairment charges of $1.8 million in the fourth quarter of fiscal 2008, which is included in cost of merchandise sold. No store assets were impaired in fiscal 2007.

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

In the fiscal 2008 third quarter, we announced plans to close our Friends 2B Made concept. During the third quarter of fiscal 2008, we recorded an impairment charge of $2.9 million, related to the closures. In 2009, we incurred additional pre-tax charges of approximately $1.0 million, primarily attributable to lease termination charges, inventory write-offs and construction costs incurred to reformat locations for return to the landlord.

Corporate assets, including computer hardware and software and the Company-owned distribution center (approximately $31.0 million as of January 2, 2010), and certain intangible assets, such as trademarks and intellectual property, net, (approximately $2.6 million as of January 2, 2010), have a broad applicability and generally considered to be recoverable, unless abandoned. Other long-lived assets, including deferred franchise and lease costs, key money and long-term rent deposits, (approximately $5.7 million as of January 2, 2010), are monitored in relation to the relevant franchisee or store location. In 2009, we determined that certain key money and long-term lease deposits were no longer fully recoverable. Accordingly, we reduced the carrying value of the assets to their estimated fair value and recorded asset impairment charges of $1.8 million in the fourth quarter of fiscal 2009, which is included in cost of merchandise sold. None of these other long-lived assets were impaired in fiscal 2008 or 2007.

Goodwill and Other Intangibles

We record goodwill related to the excess of the purchase price over the fair value of net assets acquired. All of our recorded goodwill, which is associated with our UK Acquisition, is recorded in the European reporting unit. At January 2, 2010 and January 3, 2009, our goodwill balance was $33.8 million and $30.5 million, respectively. The increase is due to foreign currency translation adjustments. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. We perform our annual impairment assessment as of the end of the fourth quarter of each year. Impairment is tested in accordance with ASC section 350-20-35, by comparison of the carrying value of the reporting unit to its estimated fair value. As there are not quoted prices for our reporting unit, fair value is estimated based upon a present value technique using estimated discounted future cash flows, forecasted over the reasonably assured lease terms for retail stores, with growth rates forecasted for the reporting unit and using a credit adjusted discount rate. We use current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.

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

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting unit, future growth rate, and discount rate. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical decrease in cash flows, and made changes to our projected growth rate and discount rate which we believe are considered appropriate. Based on the goodwill analysis performed as of January 2, 2010, the outlined changes in our assumptions would not affect the results of the impairment test, as the reporting unit still had an excess of fair value over the carrying value. However, as we continue to face a challenging retail environment and general uncertainty in the global economy, the assumptions used in future calculations of fair value may change significantly which could result in impairment charges in future periods.

Revenue Recognition

Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.

We have an automated frequent shopper program in North America, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.

We use actual redemption rates and historical results to estimate how much revenue to defer. We review these redemption rates and assess the adequacy of the deferred revenue account at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge.

Based on the most recent assessment at the end of fiscal 2009, no adjustment was made to the deferral rate. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected redemption rates. In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical decrease of 25 bps in the redemption rate which we believe is appropriate. Based on the analysis performed as of January 2, 2010, the change in our assumptions would have resulted in a $0.7 million reduction of net retail sales.

Based on the assessment at the end of fiscal 2008, the deferred revenue liability was adjusted downward by $1.8 million, effective at the beginning of fiscal 2008, with a corresponding increase to net retail sales, and a $1.2 million increase in net income. Additionally, the amount of revenue being deferred for future periods was decreased by 33 bps to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system.

In 2007, we reduced the estimated liability by $0.4 million.

Recent Accounting Pronouncements

There are no recently issued but not yet adopted accounting pronouncements that are expected to significantly impact our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 2.05%. We had no borrowings outstanding during fiscal 2009. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our management, including the Chief Executive Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of January 2, 2010, the end of the period covered by this Annual Report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Bear and the Chief Operations and Financial Bear, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 2, 2010 is effective.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.:

We have audited Build-A-Bear Workshop, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Build-A-Bear Workshop, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2010, and our report dated March 18, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri

March 18, 2010

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “Directors”, “Board of Directors and its Committees”, “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 13, 2010 is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Maxine Clark, 61, has been our Chief Executive Bear since she founded the Company in 1997. She was our President from our inception in 1997 to April 2004, and has served as Chairman of our Board of Directors since our conversion to a corporation in April 2000. She was initially elected to our Board of Directors pursuant to the terms of a stockholders’ agreement which terminated upon the closing of the Company’s initial public offering in 2004. Ms. Clark was re-elected as a director at our 2005 and 2008 Annual Meetings of Stockholders. Prior to founding Build-A-Bear Workshop, Ms. Clark was the President of Payless ShoeSource, Inc. from 1992 until 1996. Before joining Payless, Ms. Clark spent over 19 years in various divisions of The May Department Stores Company in areas including merchandise development, merchandise planning, merchandise research, marketing and product development.

Eric Fencl, 47, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. In March 2009, he assumed responsibility for international franchising and human resources. He now holds the title of Chief Bearrister, General Counsel and International Franchising. Prior to joining us, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions for Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career in 1984 as an auditor with Arthur Young & Company.

Dave Finnegan, 40, joined Build-A-Bear Workshop in December 1999 as Director Inbearmation Technology and was named Chief Information Bear in January 2007, adding logistics responsibilities in March 2009 to become Chief Information and Logistics Bear. Prior to joining the company, Mr. Finnegan held information systems management positions at Novell, Inc. in Provo Utah and Interchange Technologies Inc. in St. Louis, Missouri. Mr. Finnegan is a member of the St. Louis Regional Chief Information Officer Forum and the NSB Executive Client Advisory Board. He was instrumental in the development of buildabearville.com—the company’s virtual world stuffed with fun. The online community received a 2009 “Best of the Web” award from WiredSafety at the 9th Annual Wired Kids Summit and a 2008 iParenting Media Award.

John Haugh, 47, joined Build-A-Bear Workshop in March 2009 as President and Chief Marketing and Merchandising Bear. Prior to joining Build-A-Bear Workshop, Mr. Haugh served as President of It’s Sugar, LLC, a candy and confectionary retailer. Previously, Mr. Haugh served as President of Mars Retail Group from January 2004 to December 2007, where he led all retail business operations for this subsidiary of Mars, Incorporated. Prior to this position, he was Chief Marketing Officer and Senior Vice President, Worldwide Business Development at Payless ShoeSource, Inc. From 1998 to 2000, Mr. Haugh was Executive Vice President, Marketing and Sales for Universal Studios, Inc. Early in his career Mr. Haugh held marketing and sales positions at General Mills, Inc.

Tina Klocke, 50, has been our Chief Financial Bear since November 1997, our Treasurer since April 2000, and Secretary since February 2004. In March 2009, she assumed responsibility for store operations. She now holds the title of Chief Operations and Financial Bear. Prior to joining us, Ms. Klocke was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources. Prior to joining Clayton Corporation in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. Ms. Klocke began her career in 1982 with Ernst & Young LLP.

Teresa Kroll, 55, joined Build-A-Bear Workshop in September 2001 as Chief Marketing Bear and was named Chief Entertainment Bear in March 2009. Prior to joining us Ms. Kroll was Vice President–Advertising for The WIZ, a unit of Cablevision, from 1999 to 2001. From 1995 to 1999, Ms. Kroll was Director of Marketing for Montgomery Ward Holding Corp., a department store retailer. From 1980 to 1994 Ms. Kroll held various administrative and marketing positions for Venture Stores, Inc.

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

Equity Compensation Plan Information

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	805,347	$9.51	2,726,913
Equity compensation plans not approved by security holders	—	—	—

Total	805,347	$9.51	2,726,913

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Build-A-Bear Workshop, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

March 18, 2010

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	January 2, 2010	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$60,399	$47,000
Inventories	44,384	50,586
Receivables	5,337	8,288
Prepaid expenses and other current assets	19,329	16,151
Deferred tax assets	6,306	3,839

Total current assets	135,755	125,864
Property and equipment, net	101,044	123,193
Goodwill	33,780	30,480
Other intangible assets, net	3,601	3,903
Investment in affiliate	—	7,721
Other assets, net	10,093	8,991

Total Assets	$284,273	$300,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,822	$37,547
Accrued expenses	11,185	12,593
Gift cards and customer deposits	29,301	29,210
Deferred revenue	8,582	7,634

Total current liabilities	81,890	86,984

Deferred franchise revenue	2,027	2,033
Deferred rent	34,760	41,714
Other liabilities	816	1,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at January 2, 2010 and January 3, 2009	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 20,447,343 and 19,478,750 shares, respectively	204	195
Additional paid-in capital	80,122	76,852
Accumulated other comprehensive loss	(6,336)	(12,585)
Retained earnings	90,790	103,263

Total stockholders’ equity	164,780	167,725

Total Liabilities and Stockholders’ Equity	$284,273	$300,152

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Fiscal Year
	2009	2008	2007
Revenues:
Net retail sales	$388,552	$460,963	$468,168
Franchise fees	3,353	4,157	3,577
Licensing revenue	2,470	2,741	2,616

Total revenues	394,375	467,861	474,361

Costs and expenses:
Cost of merchandise sold	245,980	270,463	259,078
Selling, general, and administrative	161,692	185,608	177,375
Store preopening	90	2,410	4,416
Store closing	981	2,952	—
Losses from investment in affiliate	9,615	—	—
Interest expense (income), net	(143)	(799)	(1,531)

Total costs and expenses	418,215	460,634	439,338

Income (loss) before income taxes	(23,840)	7,227	35,023
Income tax expense (benefit)	(11,367)	2,663	12,514

Net income (loss)	$(12,473)	$4,564	$22,509

Earnings (loss) per common share:
Basic	$(0.66)	$0.24	$1.11

Diluted	$(0.66)	$0.24	$1.10

Shares used in computing per common share amounts:
Basic	18,874,352	19,153,123	20,256,847
Diluted	18,874,352	19,224,273	20,448,793

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total	Total comprehensive income (loss)
Balance, December 30, 2006	$205	$88,866	$5,182	$76,190	$170,443
Share repurchase	(2)	(4,668)	—	—	(4,670)
Stock-based compensation	—	3,078	—	—	3,078
Shares issued under employee stock plans, net of tax benefit	4	1,112	—	—	1,116
Other comprehensive income	—	—	1,132	—	1,132	$1,132
Net income	—	—	—	22,509	22,509	22,509

						$23,641

Balance, December 29, 2007	$207	$88,388	$6,314	$98,699	$193,608
Share repurchase	(17)	(14,329)	—	—	(14,346)
Stock-based compensation	—	3,638	—	—	3,638
Shares issued under employee stock plans, net of tax benefit	5	(845)	—	—	(840)
Other comprehensive loss	—	—	(18,899)	—	(18,899)	$(18,899)
Net income				4,564	4,564	4,564

	—	—				$(14,335)

Balance, January 3, 2009	$195	$76,852	$(12,585)	$103,263	$167,725
Stock-based compensation	—	4,335	—	—	4,335
Shares issued under employee stock plans, net of tax benefit	9	(1,065)	—	—	(1,056)
Other comprehensive income	—	—	6,249	—	6,249	$6,249
Net loss				(12,473)	(12,473)	(12,473)

	—	—				$(6,224)

Balance, January 2, 2010	$204	$80,122	$(6,336)	$90,790	$164,780

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(12,473)	$4,564	$22,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,487	28,883	26,292
Losses from investment in affiliate	9,615	—	—
Impairment of Friends 2B Made assets	—	2,867	—
Impairment of store assets	5,321	1,825	—
Deferred taxes	(5,090)	(847)	(2,844)
Loss on disposal of property and equipment	175	273	515
Tax benefit from stock option exercises	—	—	(538)
Stock-based compensation	4,335	3,638	3,078
Change in assets and liabilities:
Inventories	6,628	(3,795)	1,738
Receivables	1,885	(1,639)	350
Prepaid expenses and other assets	(3,852)	(3,980)	(3,445)
Accounts payable	(4,923)	(4,330)	(1,025)
Accrued expenses and other liabilities	(6,118)	(3,844)	9,744

Net cash provided by operating activities	23,990	23,615	56,374

Cash flows from investing activities:
Purchases of property and equipment, net	(5,727)	(21,620)	(32,101)
Purchases of other assets and other intangible assets	(2,421)	(1,595)	(5,134)
Investment in unconsolidated affiliate	(750)	(3,414)	(3,703)

Cash flow used in investing activities	(8,898)	(26,629)	(40,938)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	—	322	1,080
Purchases of Company’s common stock	—	(14,346)	(4,670)
Tax benefit from stock option exercises	—	—	538

Cash flow used in financing activities	—	(14,024)	(3,052)

Effect of exchange rates on cash	(1,693)	(2,223)	768

Net increase (decrease) in cash and cash equivalents	13,399	(19,261)	13,152
Cash and cash equivalents, beginning of period	47,000	66,261	53,109

Cash and cash equivalents, end of period	$60,399	$47,000	$66,261

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(1,105)	$7,348	$20,593

Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$318	$313	$501

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. At January 2, 2010, the Company operated 345 stores (unaudited) located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France. The Company was formed in September 1997 and began operations in October 1997. The Company changed to a Delaware C Corporation on April 3, 2000. The Company previously operated as a Missouri limited liability company.

During 2001, the Company and a third party formed Build-A-Bear Entertainment, LLC (BABE) for the purpose of promoting the Build-A-Bear Workshop brand and characters of the Company through certain entertainment media. Prior to February 2003, the Company owned 51% and was the managing member.

During 2002, the Company formed Build-A-Bear Workshop Franchise Holdings, Inc. (Holdings) for the purpose of entering into franchise agreements with companies in foreign countries where Build-A-Bear Workshop, Inc. does not have company-owned stores. Holdings is a wholly-owned subsidiary of the Company. As of January 2, 2010, 65 Build-A-Bear Workshop franchise stores are open and operating in 13 countries (unaudited).

During 2003, the Company formed Build-A-Bear Retail Management, Inc. (BABRM) for the purpose of providing purchasing, legal, information technology, accounting, and other general management services for Build-A-Bear Workshop stores. BABRM is a wholly-owned subsidiary of the Company.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee (the UK Acquisition). During 2006, the Company formed Build-A-Bear Workshop UK Holdings, Ltd (UK Holdings) as the parent company to The Bear Factory and Amsbra. UK Holdings is a wholly-owned subsidiary of Holdings. The results of the acquisitions’ operations have been included in the consolidated financial statements since the date of acquisition. Also during 2006, the Company formed Build-A-Bear Workshop Ireland, Ltd. and Build-A-Bear Workshop France SAS as wholly-owned subsidiaries of Holdings. We currently operate 36 of the acquired stores, having permanently closed four locations during transition. The Company currently has 54 stores in the United Kingdom, Ireland and France.

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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended January 2, 2010 (fiscal 2009), January 3, 2009 (fiscal 2008), and December 29, 2007 (fiscal 2007). Fiscal years 2009 and 2007 included 52 weeks while fiscal year 2008 included 53 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes supplies of $4.2 million and $8.3 million as of January 2, 2010 and January 3, 2009, respectively.

(e)	Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has determined that no material allowance for doubtful accounts was necessary at either January 2, 2010 or January 3, 2009.

(f)	Property and Equipment

Property and equipment consist of leasehold improvements, furniture and fixtures, computer equipment and software, building and land are stated at cost. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life of the assets or the life of the lease which is generally ten years. Furniture and fixtures and computer equipment are depreciated using the straight-line method over the estimated service lives ranging from three to seven years. Computer software is amortized using the straight-line method over a period of three years. New store construction deposits are recorded at the time the deposit is made as construction-in-progress and reclassified to the appropriate property and equipment category at the time of completion of construction, when operations of the store commence. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

(g)	Goodwill

In accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) section 350-20-35, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of the carrying value of the reporting unit to its fair value, and when appropriate, the carrying value of impaired assets is reduced to fair value. The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates, store growth rates and discount rates. Based on the annual impairment test performed for the Company’s reporting unit as of January 2, 2010, the Company has determined that there was no impairment of goodwill in 2009. If the assumptions used in the analysis were less favorable, it is possible that the Company may have been required to impair goodwill.

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

Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was $0.5 million, $0.5 million and $0.4 million for 2009, 2008 and 2007, respectively.

(j)	Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. See Note 4 – Property and Equipment and Note 6 – Other Intangible Assets for further discussion regarding the impairment of long-lived assets.

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

The Company defers initial, one-time nonrefundable franchise fees and amortizes them over the life of the respective franchise agreements, which extend for periods up to 25 years. The Company’s obligations under the contract are ongoing and include operations and product development support and training, generally concentrated around new store openings. Continuing franchise fees are recognized as revenue as the fees are earned.

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

The Company has an automated frequent shopper program in North America, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. An estimate of the obligation related to the program, based on historical redemption rates, is recorded as deferred revenue and a reduction of net retail sales at the time of purchase. The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 discount.

Management uses actual redemption rates and historical results to estimate how much revenue to defer. Management reviews these redemption rates and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the deferral rate are generally made no more often than bi-annually in order to allow time for more definite trends to emerge.

Based on the assessment at the end of fiscal 2009, no adjustment was made to the deferral rate.

Based upon an assessment at the end of fiscal 2008, the deferred revenue account was adjusted downward by $1.8 million, effective at the beginning of fiscal 2008, with a corresponding increase to net retail sales, and a $1.1 million increase in net income ($0.06 per diluted share). Additionally, the amount of revenue being deferred for future periods was decreased by 33 basis points as a percentage of net retail sales (bps), to give effect to the change in redemption experience and the increased visibility of the redemptions with the automated system.

In 2007, the Company reduced the estimated liability by $0.4 million. Based on the assessment at the end of fiscal 2007, no adjustment was made to the deferral rate.

(n)	Cost of Merchandise Sold

Cost of merchandise sold includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges; cost of warehousing and distribution; freight costs from the manufacturer to the store; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers.

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

The costs of advertising, promotion and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $24.4 million, $33.4 million and $35.2 million for fiscal years 2009, 2008 and 2007, respectively.

(r)	Income Taxes

Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities. The noncurrent deferred tax is reported on a jurisdictional basis. Accordingly, noncurrent deferred tax assets are included in other assets, net and noncurrent deferred tax liabilities are included in other liabilities.

The Company accounts for its total liability for uncertain tax positions according to the provisions of ASC section 740-10-25. The Company recognizes estimated interest and penalties related to uncertain tax positions in income tax expense. See Note 8—Income Taxes for further discussion.

(s)	Earnings (Loss) Per Share

Basic earnings (loss) per share is determined by dividing net income or loss allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

(t)	Stock-Based Compensation

The Company has share-based compensation plans covering the majority of its management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC section 718. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 12 – Stock Incentive Plans.

For fiscal 2009, 2008 and 2007, selling, general and administrative expense includes $4.3 million ($2.6 million net of tax), $3.6 million ($2.2 million net of tax) and $3.1 million ($1.9 million net of tax), respectively, of stock-based compensation expense. As of January 2, 2010, there was $8.2 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 1.6 years.

(u)	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and foreign currency translation adjustments.

(v)	Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates book value at January 2, 2010 and January 3, 2009.

(w)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging current economic conditions. Accordingly, future estimates may change significantly. Significant items subject to such estimates and assumptions include the valuation of long-lived assets, including goodwill and deferred income tax assets, inventories, and the determination of deferred revenue under the Company’s customer loyalty program.

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

(3)	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Prepaid rent	$9,736	$8,918
Prepaid income taxes	6,600	2,538
Other	2,993	4,695

	$19,329	$16,151

(4)	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Land	$2,261	$2,261
Furniture and fixtures	41,135	41,054
Computer hardware	22,146	21,665
Building	14,970	14,970
Leasehold improvements	138,894	139,723
Computer software	24,165	20,153
Construction in progress	1,886	2,820

	245,457	242,646
Less accumulated depreciation	144,413	119,453

	$101,044	$123,193

For 2009, 2008 and 2007, depreciation expense was $26.7 million, $27.1 million and $24.9 million, respectively.

During 2009, the Company reviewed the operating performance and forecasts of future performance for the stores in its Retail segment. As a result of that review, it was determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $3.3 million were recorded in the fourth quarter of fiscal 2009, which are included in cost of merchandise sold as a component of net loss before income taxes in the Retail segment. The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination charges, severance charges and other charges. The Company recorded asset impairment charges of $1.8 million in the fourth quarter of fiscal 2008.

(5)	Goodwill

Goodwill is accounted for in accordance with ASC Section 350-20 and is reported as a component of the Company’s retail segment. The following table summarizes the Company’s goodwill (in thousands):

Balance as of December 29, 2007	$42,840
Reversal of valuation allowance on pre-acquisition net operating loss carryforwards	(817)
Effect of foreign currency translation	(11,543)

Balance as of January 3, 2009	$30,480
Effect of foreign currency translation	3,300

Balance as of January 2, 2010	$33,780

There was no tax-deductible goodwill as of January 2, 2010 or January 3, 2009.

(6)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2009	2008
Trademarks, customer relationships and other intellectual property	$11,659	$9,499
Key money deposits	1,002	2,089
Less accumulated amortization	9,060	7,685

Total, net	$3,601	$3,903

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $1.3 million, $1.3 million and $0.9 million in 2009, 2008 and 2007, respectively. Estimated amortization expense related to other intangible assets as of January 2, 2010, for each of the years in the subsequent five year period and thereafter is: 2010—$1.3 million; 2011—$0.9 million; 2012— $0.4 million-; 2013— -0- and 2014— -0-.

During 2009, the Company reviewed the operating performance and forecasts of future performance for the stores in its Retail segment. As a result of that review, it was determined that certain stores would not be able to recover the carrying value of certain key money deposits, included in other intangible assets and other store deposits, included in other assets, net, through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $1.8 million were recorded in the fourth quarter of fiscal 2009, which are included in cost of merchandise sold as a component of net loss before income taxes in the Retail segment. The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination charges, severance charges and other charges.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2009	2008
Accrued wages, bonuses and related expenses	$4,881	$4,957
Sales tax payable	5,812	6,947
Accrued rent and related expenses	492	689

	$11,185	$12,593

(8)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2009	2008	2007
Current:
Federal	$(6,272)	$1,303	$11,484
State	(410)	567	1,868
Foreign	405	1,316	2,043
Deferred:
Federal	(2,610)	(1,389)	(2,345)
State	(332)	(93)	(350)
Foreign	(2,148)	959	(186)

Income tax expense	$(11,367)	$2,663	$12,514

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2009	2008	2007
Income (loss) before income taxes	$(23,840)	$7,227	$35,023
Statutory federal income tax rate	35%	34%	35%

Income tax expense (benefit) at statutory federal rate	(8,344)	2,457	12,258
State income taxes, net of federal tax benefit	(482)	313	987
Valuation allowance on net operating loss carryforwards	(1,758)	613	(181)
Effect of lower foreign taxes	(154)	(286)	(96)
Release of state tax reserves	(595)	(405)	—
Other items, net	(34)	(29)	(454)

Income tax expense (benefit)	$(11,367)	$2,663	$12,514

Effective tax rate	47.7%	36.8%	35.7%

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2009	2008
Deferred tax assets:
Deferred revenue	$5,198	$4,681
Accrued rents	3,228	3,659
Deferred compensation	1,397	1,108
Intangible assets	1,597	1,886
Stock compensation	179	179
Receivable and investment write-offs	949	—
Net operating loss carryforwards	3,550	3,038
Other	1,002	557

	17,100	15,108
Less: Valuation allowance	1,877	1,773

Total deferred tax assets	15,223	13,335

Deferred tax liabilities:
Depreciation	(3,006)	(5,072)
Other	(649)	(688)

Total deferred tax liabilities	(3,655)	(5,760)

Net deferred tax asset	$11,568	$7,575

The Company has not made a provision for United States income taxes on the accumulated but undistributed earnings of its non-U.S. subsidiaries of $16.2 million and $11.5 million as of January 2, 2010 and January 3, 2009, respectively, as the Company intends to permanently reinvest these undistributed earnings. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on these earnings. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

The Company has net operating loss carryforwards in foreign jurisdictions which do not expire of $11.6 million and $10.4 million as of January 2, 2010 and January 3, 2009, respectively. It is more likely than not that some portion of the related deferred tax asset will not be realized. Therefore, a valuation allowance of $1.9 million and $1.8 million was recorded at January 2, 2010 and January 3, 2009, respectively. In addition, in 2009, the Company recorded a $2.8 million reduction in the valuation allowance on net operating losses associated with its UK operations as a result of management determination that it is more likely than not that the benefit of these losses will be recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 3, 2009	$993
Increases related to current year tax positions	149
Lapse of statute	(512)
Settlements	(60)

Balance as of January 2, 2010	$570

As of January 2, 2010 and January 3, 2009, approximately $0.6 million and $1.0 million respectively, of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized. In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. During the next fiscal year, it is reasonably possible to reduce unrecognized tax benefits by $0.3 million either because the tax positions are sustained on audit or expiration of statute of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was approximately $0.1 million and $0.2 million of accrued interest related to uncertain tax positions as of January 2, 2010 and January 3, 2009, respectively. In 2009, the accrued interest decreased by $0.1 million upon the expiration of statute of limitations and audit settlement and was partially offset by the accrual of additional interest for the current year. In 2008, accrued interest remained unchanged.

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, France and Ireland), are as follows (in thousands):

	2009	2008	2007
Domestic	$(23,500)	$3,046	$30,966
Foreign	(340)	4,181	4,057

Total	$(23,840)	$7,227	$35,023

The following tax years remain open in the Company’s major taxing jurisdictions as of January 2, 2010:

United States (Federal)	2006 through 2009
United Kingdom	2006 through 2009
Canada	2005 through 2009
France	2007 through 2009
Ireland	2007 through 2009

(9)	Long-Term Debt

On October 28, 2009, the Company amended its previous line of credit with a bank that provides borrowing capacity for the first half of the fiscal year of $40 million and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2011 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 2.05%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 2, 2010, there were no borrowings under our line of credit and there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement. Giving effect to this standby letter of credit, there was approximately $38.9 million available for borrowing under the line of credit.

(10)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations. Total office and retail store base rent expense was $45.9 million, $49.8 million and $45.8 million, and contingent rents were $0.9 million, $1.2 million and $1.8 million for 2009, 2008 and 2007, respectively.

Future minimum lease payments at January 2, 2010, were as follows (in thousands):

2010	$50,651
2011	47,107
2012	42,345
2013	35,469
2014	31,319
Subsequent to 2014	75,686

$282,577

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(11)	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):

	2009	2008	2007
Net income (loss)	$(12,473)	$4,564	$22,509

Weighted average number of common shares outstanding	18,874,352	19,153,123	20,256,847

Effect of dilutive securities:
Stock options	—	36,366	141,355
Restricted stock	—	34,784	50,591

Weighted average number of common shares outstanding - dilutive	18,874,352	19,224,273	20,448,793

Earnings (loss) per share:
Basic:	$(0.66)	$0.24	$1.11

Diluted	$(0.66)	$0.24	$1.10

In calculating diluted earnings per share for fiscal 2009, options to purchase 805,347 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 1,450,308 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under provisions of ASC 260-10.

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

(12)	Stock Incentive Plans

On April 3, 2000, the Company adopted the 2000 Stock Option Plan (the Plan). In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock

Incentive Plan and in 2009, the Company amended and restated the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).

Under the Plans, as amended, from January 3, 2009, up to 3,230,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company. The Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (SAR) and restricted stock. Options granted under the Plan expire no later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of all options shall be the fair market value on the date of the grant. The vesting provision of individual options is at the discretion of the compensation committee of the board of directors and generally ranges from one to four years. Each share of stock awarded pursuant to an option or subject to the exercised portion of a SAR reduces the number of shares available by one share. Each share of stock awarded pursuant to any other stock-based awards, including restricted stock grants, reduces the number of shares available by 1.27 shares.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 30, 2006	529,200	$16.10
Exercised	74,442	7.48
Forfeited	33,877	33.07

Outstanding, December 29, 2007	420,881	16.25
Exercised	—	—
Forfeited	66,109	17.72

Outstanding, January 3, 2009	354,772	15.98
Granted	480,967	5.04
Exercised	—	—
Forfeited	30,392	14.25

Outstanding, January 2, 2010	805,347	$9.51	6.8	$137
Options Exercisable As Of:
January 2, 2010	340,524	$15.62	3.5	$115

The expense recorded related to options granted during fiscal 2009 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2009 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.3% to 3.1%; and (d) an expected life of 6.25 years. There were no new stock options granted in fiscal 2008 or 2007. The grant date fair value of options granted in 2009 was approximately $1.5 million.

No options were exercised in 2009 or 2008. The total intrinsic value of options exercised in fiscal 2007 was approximately $1.4 million. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 2,726,913 and 1,039,511 at the end of 2009 and 2008, respectively.

(b)	Restricted Stock

The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 30, 2006	227,164	$29.88
Granted	259,622	26.28
Vested	78,430	28.81
Forfeited	29,406	28.25

Outstanding, December 29, 2007	378,950	27.77
Granted	558,694	7.92
Vested	130,680	26.21
Forfeited	93,208	17.75

Outstanding, January 3, 2009	713,756	13.82
Granted	1,144,343	4.72
Vested	294,545	12.47
Forfeited	113,246	9.72

Outstanding, January 2, 2010	1,450,308	$7.23

The vesting date fair value of shares that vested in 2009 and 2008 was $1.6 million and $1.1 million, respectively.

During 2009, 564,045 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of four years from the grant date at grant date fair values ranging from of $4.41 to $5.14. An additional 460,990 shares were granted to certain employees at grant date fair values ranging from of $4.25 to $4.49. These shares cliff vest three years from the grant date. Various members of the Company’s board of directors were granted an additional 119,308 shares in the aggregate of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

During 2008, 454,288 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of four years from the grant date at a grant date fair value of $8.75. Various members of the Company’s board of directors were granted an additional 104,406 shares in the aggregate of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

During 2007, 224,228 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of four years from the grant date at a grant date fair value of $27.45. An additional grant of 8,400 shares was made to employees in the UK who were employed at the time of the acquisition, as no grants were made to UK employees in 2006. These shares vest over a period of three years from the grant date at a grant date fair value of $27.82. Various members of the Company’s board of directors were granted an additional 26,994 shares in the aggregate of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

The aggregate unearned compensation expense related to options and restricted stock was $8.2 million as of January 2, 2010. Based on the vesting provisions of the underlying equity instruments, future compensation expense related to previously issued restricted stock at January 2, 2010 was as follows (in thousands):

2010	$4,160
2011	2,589
2012	1,237
2013	233

$8,219

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

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees were given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock were available for issuance under the ASPP. The employees of the Company purchased 56,144 shares at $5.72 per share through the ASPP during fiscal 2008 and 30,105 shares at $17.38 per share during fiscal 2007. The expense recorded related to the ASPP during fiscal 2008 and 2007 was determined using the Black-Scholes option pricing model and the provisions of ASC section 718-50. The assumptions used in the option pricing model for fiscal 2008 were (a) dividend yield of 0%; (b) volatility ranging from 45% to 65%; (c) risk-free interest rate ranging from 0.08% to 1.68%; and (d) an expected life of 0.25 years. The assumptions used in the option pricing model for fiscal 2007 were: (a) dividend yield of 0%; (b) volatility of 50%; (c) risk-free interest rate of 6.0%; and (d) an expected life of 0.25 years.

The ASPP was terminated, effective December 31, 2008.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2006, 2007 and 2008:

Common Stock
Shares as of December 30, 2006	20,537,421
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	315,436
Repurchase of shares	(176,500)

Shares as of December 29, 2007	20,676,357
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	487,465
Repurchase of shares	(1,685,072)

Shares as of January 3, 2009	19,478,750
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	968,593

Shares as of January 2, 2010	20,447,343

(14)	Employee Benefit Plans

401(k) Savings Plan

During 2000, the Company established a defined contribution plan that conforms to IRS provisions for 401(k) plans. The Build-A-Bear Workshop, Inc. Employees Savings Trust covers associates who work 1,000 hours or more in a year and have attained age 21. The Company, at the discretion of its board of directors, can provide for a Company match on the first 6% of employee deferrals. For 2009 and 2008, the Company provided a match of 15% on the first 6% of employee deferrals totaling $0.2 million in each year. For 2007, the Company provided a match of 30% on the first 6% of employee deferrals totaling $0.3 million. The Company match vests over a five-year period.

(15)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $0.1 million, $1.6 million and $2.5 million, in 2009, 2008 and 2007, respectively. No amounts were due to this related party as of January 2, 2010 or January 3, 2009.

The Company made charitable contributions of $0.9 million, $1.2 million and $0.8 million in 2009, 2008 and 2007, respectively, to charitable foundations controlled by the executive officers of the Company. The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns. The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company. The total due to the charitable foundations as of January 2, 2010 and January 3, 2009 was $0.7 million and $0.3 million, respectively.

(16)	Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in 2007 and $2.5 million in 2008. The Company also entered into a series of agreements whereby the Company agreed to perform advisory and operational support services for Ridemakerz in exchange for additional equity. The Company received $0.7 million, $0.9 million and $1.2 million in equity in exchange for support services provided in fiscal 2009, 2008 and 2007, respectively. The Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012.

Under current agreements, the Company is the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. All of the priority equity members’ capital was reduced to zero in the fiscal 2009 second quarter. As a result, for fiscal 2009, the Company recorded non-cash pre-tax losses of $7.5 million. In the 2009 fourth quarter, the Company determined that its investment in Ridemakerz had experienced an other than temporary decline in its fair value due to continued significant losses and uncertainty as to the ultimate results of their restructuring. Accordingly, an additional non-cash charge of $1.0 million was recorded. Additionally, the Company wrote-off $1.1 million in receivables from Ridemakerz. All charges related to Ridemakerz are included in “Losses from investment in affiliate” in the Consolidated Statements of Operations and are part of the Retail segment. As of January 2, 2010, the book value of the Company’s investment in Ridemakerz had been reduced to zero. No income or loss allocations, impairments or other charges related to Ridemakerz were recorded in fiscal 2008 or 2007. The Company still retains an ownership interest of approximately 25%. Under the current agreements, the Company could own up to approximately 33% of fully diluted equity in Ridemakerz.

As of January 2, 2010 and January 3, 2009, outstanding receivables from Ridemakerz were $-0- and $0.4 million, respectively.

A summary of Ridemakerz results of operations for 2009 follows (in thousands):

2009
Total revenue	$7,347
Gross margin	577
Store closing costs	3,021
Net loss	$(11,373)
Losses allocated to Build-A-Bear Workshop	7,512

(17)	Major Vendors

Three vendors, each of whose primary manufacturing facilities are located in China, accounted for approximately 80%, 81% and 82% of inventory purchases in 2009, 2008 and 2007, respectively.

(18)	Segment Information

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

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Fiscal 2009
Net sales to external customers	$388,552	$3,353	$2,470	$394,375
Net income before income taxes	(27,726)	1,913	1,973	(23,840)
Capital expenditures	7,879	269	—	8,148
Depreciation and amortization	28,045	442	—	28,487
Fiscal 2008
Net sales to external customers	460,964	4,156	2,741	467,861
Net income before income taxes	2,876	2,376	1,975	7,227
Capital expenditures	22,202	1,013	—	23,215
Depreciation and amortization	28,122	752	9	28,883
Fiscal 2007
Net sales to external customers	468,168	3,577	2,616	474,361
Net income before income taxes	31,032	1,888	2,103	35,023
Capital expenditures	36,902	333	—	37,235
Depreciation and amortization	25,788	493	11	26,292
Total Assets as of:
January 2, 2010	$276,779	$3,959	$3,535	$284,273
January 3, 2009	$294,187	$3,131	$2,834	$300,152

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

	North America (1)	Europe (2)	Other (3)	Total
Fiscal 2009
Net sales to external customers	$318,502	$72,520	$3,353	$394,375
Property and equipment, net	87,860	13,184	—	101,044
Fiscal 2008
Net sales to external customers	388,213	75,492	4,156	467,861
Property and equipment, net	109,305	13,888	—	123,193
Fiscal 2007
Net sales to external customers	411,781	59,003	3,577	474,361
Property and equipment, net	120,145	19,687	9	139,841

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

(19)	Closure of Friends 2B Made Concept

In September 2008, the Company announced plans to close its Friends 2B Made concept, a line of make-your-own dolls and related products. The closure plan affected the Company’s nine Friends 2B Made locations, all but one of which were inside or adjacent to a Build-A-Bear Workshop store, separate Friends 2B Made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s Web site. As of January 2, 2010, all nine locations were closed and the fixtures had been removed from all Build-A-Bear Workshop stores. During the fiscal 2009, the Company recorded pre-tax charges of $1.0 million related to the closures, which consisted of lease termination charges, construction costs and inventory write-offs, and are included in “Store closing” expenses in the Consolidated Statements of Operations. During fiscal 2008, the Company recorded a pre-tax charge of $3.0 million, respectively, related to the closures, which consisted primarily of asset impairment charges. These charges are a component of net loss before income taxes in the retail segment.

(20)	Subsequent Event

On March 3, 2010, the Company announced the extension of its previously announced $50 million share repurchase program until March 31, 2011, subject to further extension by the Company’s Board of Directors. The Company currently intends to purchase up to $50 million of its common stock in the in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

(a)(2) Financial Statement Schedules

No additional Financial Statement Schedules are filed as a part of this report pursuant to Item 8 and Item 15(d).

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*	Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.1.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2*	Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.2.1*	Form of Manager-Level Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2.2*	Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3*	Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.1*	Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.2*	Form of Director Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.3*	Model Incentive Stock Option Agreement Under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.3 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.4*	Form of Employee Nonqualified Stock Option Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.4 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.5*	Form of the Restricted Stock Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.5 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.6*	Amended and Restated Build-A-Bear Workshop, Inc 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on August 1, 2006)

10.3.7*	Amended and Restated Build-A-Bear Workshop, Inc 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 20, 2009)

10.4*	Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.5*	Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.6*	Employment, Confidentiality and Noncompete Agreement dated as of January 10, 2007 between Dave Finnegan and the Registrant

10.7*	Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.7.1*	First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.8*	Employment, Confidentiality and Noncompete Agreement dated July 1, 2008 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2008)

10.9*	Employment, Confidentiality and Noncompete Agreement dated March 16, 2009 between John Haugh and the Registrant (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.10*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11	Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11.1	Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.11.2	Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.11.3	Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.12	Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.13	Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.14	Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.14.1	Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 29, 2009)

10.15	Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Logistics, Inc., as amended (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.15.1	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2005)

10.15.2†	Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.16	Agreement for Logistics Services dated as of February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.26 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.16.1	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated March 22, 2005 (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.16.2	Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated May 3, 2005 (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.16.3†	Letter Agreement dated June 7, 2005 amending the Agreement for Logistics Services dated February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.16.4†	Agreement For Logistics Services dated as of June 30, 2008 between the Registrant and HA Logistics. Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 3, 2008)

10.17†	Lease Agreement dated as of June 21, 2001 between the Registrant and Walt Disney World Co. (incorporated by reference from Exhibit 2.1 of our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.18	Lease dated May 5, 1997 between Smart Stuff, Inc. and Hycel Partners I, L.P. (incorporated by reference from Exhibit 10.29 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.19	Agreement dated October 16, 2002 between the Registrant and Hycel Properties Co., as amended (incorporated by reference from Exhibit 10.30 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.20	Letter Agreement dated September 30, 2003 between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.30.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.21	Construction Management Agreement dated November 10, 2003 by and between the Registrant and Hycel Properties Co. (incorporated by reference from Exhibit 10.31 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.22	Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.23	Lease between 5th Midtown LLC and the Registrant dated July 21, 2004 (incorporated by reference from Exhibit 10.33 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on September 10, 2004, Registration No. 333-118142)

10.24	Exclusive Patent License Agreement dated March 12, 2001 by and between Tonyco, Inc. and the Registrant (incorporated by reference from Exhibit 10.34 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.25	Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.26	Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.27	Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.28*	Rules of the Build-A-Bear Workshop, Inc. U.K. Share Option Scheme (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on February 9, 2007)

10.29*	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 15, 2007)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 11 of the Registrant’s audited consolidated financial statements included herein)

13.1	Annual Report to Shareholders for the Fiscal Year Ended January 2, 2010 (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K)

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 30, 2006)

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 18, 2010	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maxine Clark and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended January 2, 2010 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala Mary Lou Fiala	Director	March 18, 2010

/s/ James M. Gould James M. Gould	Director	March 18, 2010

/s/ William Reisler William Reisler	Director	March 18, 2010

/s/ Coleman Peterson Coleman Peterson	Director	March 18, 2010

/s/ Joan Ryan Joan Ryan	Director	March 18, 2010

/s/ Katherine Savitt Katherine Savitt	Director	March 18, 2010

/s/ Maxine Clark Maxine Clark	Chief Executive Bear and Chairman of the Board (Principal Executive Officer)	March 18, 2010

/s/ Tina Klocke Tina Klocke	Chief Operations and Financial Bear, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 18, 2010