Form 10-K/A
period 2010-01-02
BUILD A BEAR WORKSHOP INC
filed 2010-04-02
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 2, 2010, originally filed on March 18, 2010 (the “Original 10-K”), of Build-A-Bear Workshop, Inc., a Delaware corporation (the “Company”). We are filing this Amendment to amend Item 15 to include the separate financial statements of Ridemakerz L.L.C. (“Ridemakerz) for its fiscal year ended January 2, 2010 as required by Regulation S-X Rule 3-09.

This Amendment is being filed solely to include the separate financial statements of Ridemakerz as provided in exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and the principal financial officer of the Company are attached as exhibits hereto.

Item 15 is the only portion of the Original 10-K being supplemented or amended by this Form 10-K/A. Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date. Accordingly, the Form 10-K/A should be read in connection with the Company’s filings with the SEC subsequent to the filing to the Original 10-K.

Part IV

Item 15.	Exhibits and Financial Schedules

Item 15 of the Original 10-K is amended by the addition of the following schedules:

Exhibit Number	Description
23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

99.1	Financial Statements of Ridemakerz, L.L.C.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 2, 2010	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Amendment has been signed by the following persons on behalf of the Registrant and in the capacities indicated, as of April 2, 2010.

Signatures	Title	Date

* Mary Lou Fiala	Director	April 2, 2010

* James M. Gould	Director	April 2, 2010

* Louis M. Mucci	Director	April 2, 2010

* William Reisler	Director	April 2, 2010

* Coleman Peterson	Director	April 2, 2010

* Joan Ryan	Director	April 2, 2010

* Katherine Savitt	Director	April 2, 2010

/s/ Maxine Clark Maxine Clark	Chief Executive Bear and Chairman of the Board (Principal Executive Officer)	April 2, 2010

/s/ Tina Klocke Tina Klocke	Chief Operations and Financial Bear, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 2, 2010

*By:	/s/ Tina Klocke
Tina Klocke, Attorney-in-Fact

EXHIBITS FILED HEREWITH

Exhibit Number	Description
23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

99.1	Financial Statements of Ridemakerz, L.L.C.