Form 10-Q
period 2010-04-03
BUILD A BEAR WORKSHOP INC
filed 2010-05-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 7, 2010, there were 20,481,079 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	April 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$53,240	$60,399
Inventories	47,062	44,384
Receivables	3,653	5,337
Prepaid expenses and other current assets	17,062	19,329
Deferred tax assets	6,205	6,306

Total current assets	127,222	135,755
Property and equipment, net of accumulated depreciation of $149,872 and $144,413, respectively	95,941	101,044
Goodwill	31,865	33,780
Other intangible assets, net	3,226	3,601
Other assets, net	10,417	10,093

Total Assets	$268,671	$284,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,298	$32,822
Accrued expenses	7,052	11,185
Gift cards and customer deposits	24,499	29,301
Deferred revenue	8,837	8,582

Total current liabilities	71,686	81,890

Deferred franchise revenue	1,948	2,027
Deferred rent	33,515	34,760
Other liabilities	782	816
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at April 4, 2009 and January 3, 2009	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 20,532,061 and 20,447,343 shares, respectively	205	204
Additional paid-in capital	78,820	80,122
Accumulated other comprehensive loss	(10,756)	(6,336)
Retained earnings	92,471	90,790

Total stockholders’ equity	160,740	164,780

Total Liabilities and Stockholders’ Equity	$268,671	$284,273

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 3, 2010	April 4, 2009
Revenues:
Net retail sales	$99,786	$96,316
Franchise fees	683	597
Licensing revenue	967	752

Total revenues	101,436	97,665

Costs and expenses:
Cost of merchandise sold	59,106	61,375
Selling, general and administrative	39,533	36,919
Store preopening	11	—
Store closing	—	501
Interest expense (income), net	(32)	(24)

Total costs and expenses	98,618	98,771

Income (loss) before income taxes	2,818	(1,106)
Income tax expense (benefit)	1,139	(280)

Net income (loss)	$1,679	$(826)

Earnings (loss) per common share:
Basic	$0.09	$(0.04)

Diluted	$0.09	$(0.04)

Shares used in computing common per share amounts:
Basic	18,974,540	18,783,915
Diluted	19,392,479	18,783,915

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirteen weeks ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income (loss)	$1,679	$(826)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,868	7,039
Deferred taxes	112	(575)
Loss on disposal of property and equipment	28	5
Stock-based compensation	1,229	866
Change in assets and liabilities:
Inventories	(2,998)	7,566
Receivables	1,246	3,980
Prepaid expenses and other assets	1,504	888
Accounts payable	(372)	(15,812)
Accrued expenses and other liabilities	(10,279)	(14,050)

Net cash used in operating activities	(983)	(10,919)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,916)	(1,460)
Purchases of other assets and other intangible assets	(341)	(690)
Investment in affiliate	—	(169)

Net cash used in investing activities	(3,257)	(2,319)

Cash flows from financing activities:
Purchases of Company’s common stock	(1,359)	—

Net cash used in financing activities	(1,359)	—

Effect of exchange rates on cash	(1,560)	95

Net decrease in cash and cash equivalents	(7,159)	(13,143)
Cash and cash equivalents, beginning of period	60,399	47,000

Cash and cash equivalents, end of period	$53,240	$33,857

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$14	$378
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$654	$308

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 2, 2010 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2010, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 18, 2010.

Certain revenues within the Licensing and Entertainment segment were previously reported net and are now reported gross. Prior year amounts have been conformed to match the current year’s presentation. The impact for the period ended April 4, 2009 was an increase to both licensing revenue and cost of sales of $0.3 million.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 3, 2010	January 2, 2010
Prepaid rent	$8,063	$8,334
Prepaid income taxes	5,062	6,600
Other	3,937	4,395

	$17,062	$19,329

3. Goodwill

Goodwill is accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Section 350-20 and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the thirteen weeks ended April 3, 2010 (in thousands):

Balance as of January 2, 2010	$33,780
Effect of foreign currency translation	(1,915)

Balance as of April 3, 2010	$31,865

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. Goodwill will be tested for impairment no later than January 1, 2011.

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Section 718. The Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting.

For the thirteen weeks ended April 3, 2010, selling, general and administrative expenses includes $1.2 million ($0.7 million after tax) of stock-based compensation expense. For the thirteen weeks ended April 4, 2009, selling, general and administrative expense includes $0.9 million ($0.5 million after tax) of stock-based compensation expense.

As of April 3, 2010, there was $10.4 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.8 years.

5. Stock Incentive Plans

On April 3, 2000, the Company adopted the 2000 Stock Option Plan (the Plan). In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan; in 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock

Incentive Plan, and in 2009, the Company amended and restated the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (collectively, the Plans).

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirteen weeks ended April 3, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 2, 2010	805,347	$9.51
Granted	379,892	6.59
Exercised	26,000	0.47
Forfeited	19,454	7.81

Outstanding, April 3, 2010	1,139,785	$8.77	7.8	$1,260

Options Exercisable As Of:
April 3, 2010	422,949	$13.73	5.0	$315

The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options during the thirteen weeks ended April 3, 2010 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the thirteen weeks ended April 3, 2010 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates of 3.0%; and (d) an expected life of 6.25 years.

The expense recorded related to options during the thirteen weeks ended April 4, 2009 was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the thirteen weeks ended April 4, 2009 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.3% to 2.4%; and (d) an expected life of 6.25 years.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirteen weeks ended April 3, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, January 2, 2010	1,450,313	$7.23
Granted	396,340	6.59
Vested	259,968	11.97
Canceled or expired	24,822	6.88

Outstanding, April 3, 2010	1,561,863	$6.29

The total fair value of shares vested during the thirteen weeks ended April 3, 2010 and April 4, 2009 was $1.7 million and $0.9 million, respectively.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 3, 2010	April 4, 2009
Net income (loss)	$1,679	$(826)

Weighted average number of common shares outstanding	18,974,540	18,783,915

Effect of dilutive securities:
Stock options	100,995	—
Restricted stock	316,944	—

Weighted average number of common shares outstanding—dilutive	19,392,479	18,783,915

Earnings (loss) per share:
Basic:	$0.09	$(0.04)

Diluted	$0.09	$(0.04)

In calculating diluted earnings per share for the thirteen weeks ended April 3, 2010, options to purchase 1,123,641 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 592,492 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

7. Comprehensive Loss

Comprehensive loss was $2.7 million and $0.3 million for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. The difference between comprehensive income and net income resulted from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.

8. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with ASC Section 740-10. As of April 3, 2010 and January 2, 2010, there were approximately $0.6 million, of unrecognized tax benefits. During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $0.3 million either because the tax positions are sustained on audit or expiration of the statute of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of April 3, 2010 and January 2, 2010, there was approximately $0.1 million of accrued interest related to uncertain tax positions.

9. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising and licensing and entertainment. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of France, Asia, Australia and Africa. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financials statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended April 3, 2010
Net sales to external customers	$99,786	$683	$967	$101,436
Income before income taxes	1,909	339	570	2,818
Capital expenditures, net	3,221	36	—	3,257
Depreciation and amortization	6,765	103	—	6,868
Thirteen weeks ended April 4, 2009
Net sales to external customers	$96,316	$597	$752	$97,665
Income (loss) before income taxes	(1,692)	244	342	(1,106)
Capital expenditures, net	2,089	61	—	2,150
Depreciation and amortization	6,925	114	—	7,039
Total Assets as of:
April 3, 2010	$261,903	$3,436	$3,332	$268,671
April 4, 2009	$263,305	$2,804	$2,936	$269,045

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended April 3, 2010
Net sales to external customers	$84,968	$15,785	$683	$101,436
Property and equipment, net	84,083	11,858	—	95,941
Thirteen weeks ended April 4, 2009
Net sales to external customers	$82,960	$14,108	$597	$97,665
Property and equipment, net	103,931	13,399	1	117,331

(1)	North America includes company-owned stores in the United States, Canada and Puerto Rico.
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France.
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

10. Closure of Friends 2B Made Concept

In September 2008, the Company announced plans to close its Friends 2B Made concept, a line of make-your-own dolls and related products. The closure plan affected the Company’s nine Friends 2B Made locations, all but one of which were inside or adjacent to a Build-A-Bear Workshop store, separate Friends 2B Made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s Web site. During the thirteen weeks ended April 4, 2009, the Company recorded pre-tax charges of $0.5 million, related to the closures, which consisted of lease termination charges, and are included in “Store closing” expenses in the Consolidated Statements of Operations. As of October 3, 2009, all nine locations were closed and the fixtures had been removed from all Build-A-Bear Workshop stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 2, 2010, as filed with the SEC, and the following: general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; we may be unable to effectively manage the operations and growth of our company-owned stores; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation; we are susceptible to disruption in our inventory flow due to our reliance on a few vendors; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to operate our European company-owned stores profitably; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; we may be unable operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly; our market share could be adversely affected by a significant, or increased, number of competitors; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; poor global economic conditions could have a material adverse effect on our liquidity and capital resources; and we may be unable to recover amounts due to us from our affiliate, Ridemakerz LLC. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of April 3, 2010, we operated 291 stores in the United States, Canada, and Puerto Rico, 54 stores in the United Kingdom, Ireland and France, and had 63 franchised stores operating internationally under the Build-A-Bear Workshop brand. We also market our products and build our brand through our website, which simulates our interactive shopping experience, as well as non-traditional store locations in four Major League Baseball® parks, one location in a zoo and one location in a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee. The results of the acquisitions’ operations have been included in the consolidated financial statements since that date. We are currently operating 36 of the acquired stores. Since 2006, our European operations have grown to 54 stores, including three in France. We have adopted internal best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base that resulted in improved sales and earnings from the acquisition.

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

Selected financial data attributable to each segment for the thirteen weeks ended April 3, 2010 and April 4, 2009 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 16.8% for the thirteen weeks ended April 3, 2010 and 13.6% for the thirteen weeks ended April 4, 2009 and consolidated net income as a percentage of total revenues was 1.7% for the thirteen weeks ended April 3, 2010 and consolidated net loss as a percentage of total revenues was 0.8% for the thirteen weeks ended April 4, 2009. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income or loss. The increase in our store contribution over the prior year was primarily due to the increase in comparable store sales and the corresponding increase in gross margins as we were able to leverage our fixed occupancy costs in our North American operations. Additional improvements in gross margin were driven by increased merchandise margin resulting from the change in product mix.

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

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
North America	1.9%	(20.5)%
Europe	3.2%	5.6%

Consolidated	2.1%	(17.8)%

We believe the increase in comparable store sales for the period presented is primarily attributable to the following factors:

•

We believe that our improved integration of product, marketing and store operations positively impacted our comparable store sales. With this integrated message, we believe that we were able to capitalize on increased mall traffic associated with the shift of the Easter holiday with a slight increase in the number of transactions and a 2% increase in average transaction value; and

•	We believe the calendar shift of the Easter holiday and associated school breaks from the fiscal 2009 second quarter to the fiscal 2010 first quarter positively impacted our comparable store sales.

The Company is working to continue this positive trend in comparable store sales with the following key initiatives:

•	We are improving our product by enhancing the size of our new product launches and the design and value of our animals and related products;

•

We are executing a fully integrated product, marketing and store operations strategy by having one product statement supported by one focused message and one strong promotion that updates regularly. We are using powerful store visuals to drive traffic and integrated and clean marketing to drive conversion;

•	We are focused on increasing engagement in our online virtual world for children, buildabearville.com, to drive brand interaction and traffic to our stores; and

•	We are adding complimentary experiential products to our assortment that reinforce our brand essence.

Expansion and Growth Potential

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in the United States, Canada, the United Kingdom, Ireland, and France for the periods presented:

	Thirteen weeks ended
	April 3, 2010	April 4, 2009
Beginning of period	345	346
Opened	—	—
Closed	—	—

End of period	345	346

During fiscal 2010, we anticipate opening one Build-A-Bear Workshop store in North America and two stores in the United Kingdom. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 to 75 stores in the United Kingdom and Ireland.

In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept, and in the fiscal 2009 third quarter, the closure was completed. One Friends 2B Made location was considered a store; the other eight locations were expansions of existing Build-A-Bear Workshop stores. Accordingly, the closures of the eight expansions are not included in the number of store closings noted above.

Non-Traditional Store Locations

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability and the financial terms associated with the venue. As of April 3, 2010, we had a total of four ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos are excluded from our store count.

International Franchise Revenue

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirteen weeks ended
	April 3, 2010	April 4, 2009
Beginning of period	65	62
Opened	2	1
Closed	(4)	(3)

End of period	63	60

As of April 3, 2010, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 17 countries. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We expect our current and future franchisees to open three stores in fiscal 2010, net of closures. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to the cost of merchandise sold being expressed as a percentage of net retail sales and immaterial rounding:

	Thirteen weeks ended
	April 3, 2010	April 4, 2009
Revenues:
Net retail sales	98.4%	98.9%
Franchise fees	0.7	0.6
Licensing revenue	1.0	0.8

Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold	58.2	62.8
Selling, general and administrative	39.0	37.8
Store preopening	0.0	—
Store closing	—	0.5
Interest expense (income), net	(0.0)	(0.0)

Total costs and expenses	97.2	101.1

Income (loss) before income taxes	2.8	(1.1)
Income tax expense (benefit)	1.1	(0.3)

Net income (loss)	1.7	(0.8)%

Retail Gross Margin % (1)	41.1%	36.6%

(1)	Retail gross margin represents net retail sales less retail cost of merchandise sold. Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended April 3, 2010 compared to thirteen weeks ended April 4, 2009

Total revenues. Net retail sales increased to $99.8 million for the thirteen weeks ended April 3, 2010 from $96.3 million for the thirteen weeks ended April 4, 2009, an increase of $3.5 million, or 3.6%. This increase was primarily attributable to a $1.9 million increase in comparable store sales, a $1.7 million positive impact of foreign currency translation and $0.6 million increase in sales from non-store locations. These increases were partially offset by decreases of $0.8 million which included changes in deferred revenue adjustment and sales from non-comparable store locations.

We believe the increase in comparable store sales for the periods presented is primarily attributable to the following factors:

•

We believe that our improved integration of product, marketing and store operations positively impacted our comparable store sales. With this integrated message, we believe that we were able to capitalize on increased mall traffic associated with the shift in the Easter holiday with a slight increase in the number of transactions and a 2% increase in average transaction value; and

•	We believe the calendar shift of the Easter holiday and associated school breaks from the fiscal 2009 second quarter to the fiscal 2010 first quarter positively impacted our comparable store sales.

Revenue from franchise fees increased to $0.7 million for the thirteen weeks ended April 3, 2010 from $0.6 million for the thirteen weeks ended April 4, 2009. This increase was primarily due to having three more locations in the 2010 first quarter as compared to the same period in 2009. Revenue from licensing increased to $1.0 million for the thirteen weeks ended April 3, 2010 from $0.8 million for the thirteen weeks ended April 4, 2009, an increase of $0.2 million. This increase was primarily related to the launch of new Wii and Nintendo DS games in the 2010 first quarter.

Gross margin. Total gross margin increased to $42.3 million for the thirteen weeks ended April 3, 2010 from $36.3 million for the thirteen weeks ended April 4, 2009, an increase of $6.0 million, or 16.6%. Retail gross margin increased to $41.0 million for the thirteen weeks ended April 3, 2010 from $35.3 million for the thirteen weeks ended April 4, 2009, an increase of $5.7 million, or 16.1%. As a percentage of net retail sales, retail gross margin increased to 41.1% for the thirteen weeks ended April 3, 2010 from 36.6% for the thirteen weeks ended April 4, 2009, an increase of 450 basis points as a percentage of net retail sales (bps). Our gross margin expansion was primarily driven by a 200 bps increase in merchandise margin and leverage in buying and occupancy of 210 bps.

Selling, general and administrative. Selling, general and administrative expenses were $39.5 million for the thirteen weeks ended April 3, 2010 as compared to $36.9 million for the thirteen weeks ended April 4, 2009, an increase of $2.6 million, or 7.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 39.0% for the thirteen weeks ended April 3, 2010 as compared to 37.8% for the thirteen weeks ended April 4, 2009, an increase of 120 bps. The dollar increase and the increase as a percent of revenue were primarily due to increases in supplies to support store themes and increases in salaries and incentive compensation.

Store closing. Store closing expense was $0.5 million for the thirteen weeks ended April 4, 2009 and consisted primarily of lease termination charges related to the closure of the Friends 2B Made concept.

Interest expense (income), net. Interest income, net of interest expense, was $32,000 and $24,000 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively.

Provision for income taxes. The provision for income taxes was $1.1 million for the thirteen weeks ended April 3, 2010 as compared to the income tax benefit of $0.3 million for the thirteen weeks ended April 4, 2009. The effective tax rate was 40.4% for the thirteen weeks ended April 3, 2010 compared to 25.4% for the thirteen weeks ended April 4, 2009. The increase in the effective tax rate was primarily attributable to the impact of recording a valuation allowance in one foreign tax jurisdiction in a profitable quarter in 2010 as compared to losses in the same period in 2009.

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

We use store contribution as a measure of our stores’ operating performance. Store contribution should be considered a supplement to, and not a substitute for, net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with GAAP. We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability.

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (in thousands):

	Thirteen weeks ended April 3, 2010			Thirteen weeks ended April 4, 2009
	North America	Europe	Total	North America	Europe	Total
Net income (loss)	$1,461	$218	$1,679	$(104)	$(722)	$(826)
Income tax expense (benefit)	1,044	95	1,139	(120)	(160)	(280)
Interest expense (income)	(1)	(31)	(32)	(4)	(20)	(24)
Store depreciation, amortization and impairment (1)	4,045	609	4,654	4,373	637	5,010
Store preopening expense	11	—	11	—	—	—
Store closing (2)	—	—	—	501	—	501
General and administrative expense (3)	9,938	754	10,692	8,890	879	9,769
Franchising and licensing contribution (4)	(1,012)	—	(1,012)	(700)	—	(700)
Non-store activity contribution (5)	(727)	(154)	(881)	(615)	(117)	(732)

Store contribution	$14,759	$1,491	$16,250	$12,221	$497	$12,718

Total revenues	$85,651	$15,785	$101,436	$83,557	$14,108	$97,665
Franchising and licensing revenues from external customers	(1,650)	—	(1,650)	(1,349)	—	(1,349)
Revenues from non-store activities from external customers (5)	(2,688)	(485)	(3,173)	(2,638)	(432)	(3,070)

Store location net retail sales	$81,313	$15,300	$96,613	$79,570	$13,676	$93,246

Store contribution as a percentage of store location net retail sales	18.2%	9.7%	16.8%	15.4%	3.6%	13.6%

Total net income (loss) as a percentage of total revenues	1.7%	1.4%	1.7%	(0.1)%	(5.1)%	(0.8)%

(1)	Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges, included in cost of merchandise sold.
(2)	Store closing expense represents asset impairment and other charges related to the closure of the Friends 2B Made concept.
(3)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including assets related to the virtual world, and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(4)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.
(5)	Non-store activities include our webstores, and seasonal and event-based locations as well as intercompany transfer pricing charges.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our comparable store sales; (3) fluctuations in the profitability of our stores; (4) changes in foreign currency exchange rates; (5) the timing and frequency of our marketing initiatives, including national media appearances and other public relations events; (6) the timing of our store openings and closings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

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

Operating Activities. Cash used in operating activities was $1.0 million for the thirteen weeks ended April 3, 2010 as compared with cash used in operating activities of $10.9 million for the thirteen weeks ended April 4, 2009, or a decrease of $9.9 million. This decrease of cash used in operating activities over the year ago period was primarily due to the timing of payments for inventory purchases and the net income of $1.7 million in the thirteen weeks ended April 3, 2010 as compared to net loss of $0.8 million in the thirteen weeks ended April 4, 2009.

Investing Activities. Cash used in investing activities was $3.3 million for the thirteen weeks ended April 3, 2010 as compared to $2.3 million for the thirteen weeks ended April 4, 2009. Cash used in investing activities during the thirteen weeks ended April 3, 2010 primarily relates to upgrades and purchases of central office information technology systems and equipment. Cash used in investing activities during the thirteen weeks ended April 4, 2009 primarily relates to investments in buildabearville.com and the acquisition of trademarks and other intellectual property.

Financing Activities. Cash flows used in financing activities of $1.4 million for the thirteen weeks ended April 3, 2010 consisted of cash spent for the repurchase of the Company’s common stock. We had no cash flows from financing activities in the thirteen weeks ended April 4, 2009. No borrowings were made under our line of credit in either the thirteen weeks ended April 3, 2010 or the thirteen weeks ended April 4, 2009.

Capital Resources. As of April 3, 2010, we had a consolidated cash balance of $53.2 million approximately half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective October 28, 2009. The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2011 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 2.05%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of April 3, 2010: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $38.9 million available for borrowing under the line of credit.

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

Our leases in the U.K. and Ireland typically have terms of 10 to 15 years and generally contain a provision whereby every fifth year the rental rate can be adjusted upwards to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are charged quarterly and paid in advance.

Our French leases each have terms of 10 years. French leases for premier retail properties frequently have entry fees or key money payments required to be made in conjunction with signature of the leases. Such entry fees or key money payments may be recovered, in whole or in part, upon disposal of the leases. The leases typically provide the lessee with the first right for renewal at the end of the lease. Rent deposits consisting of three months rent are also required to be paid on execution of the leases. Rents are negotiated on a fixed basis, but are reviewed annually in relation to an inflation index and therefore also have a variable rent component. Rents are charged quarterly and paid in advance.

In fiscal 2010, we expect to spend a total of $12 to $15 million on capital expenditures. Capital spending through the thirteen weeks ended April 3, 2010 totaled $3.3 million, on track with our full year plans. Capital spending in fiscal 2010 is primarily for the continued installation and upgrades of central office information technology systems, the opening of three new stores and the relocation of one store.

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

As of May 7, 2010, approximately 2.1 million shares at an average price of $9.79 per share have been repurchased under this program for an aggregate amount of $20.7 million.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of April 3, 2010, the book value of our investment in Ridemakerz had been reduced to zero. We still retained an ownership interest of approximately 25%. Under the current agreements, we could own up to approximately 33% of fully diluted equity in Ridemakerz.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 18, 2010, which includes audited consolidated financial statements for our 2009, 2008 and 2007 fiscal years. There have been no material changes to the critical accounting policies and estimates disclosed in the 2009 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 2.05%. We had no borrowings outstanding during the fiscal 2010 first quarter. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010, the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the Securities and Exchange Commission on March 18, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 3, 2010 – Jan. 30, 2010	447	$5.03	—	$30,987,972
Jan. 31, 2010 – Feb. 27, 2010	8,896	$5.74	—	$30,987,972
Feb. 28, 2010 – Apr. 3, 2010	299,580	$6.62	210,133	$29,628,734

Total	308,923	$6.59	210,133	$29,628,734

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
(2)	On March 3, 2010, we announced the further extension of our $50 million share repurchase program of our outstanding common stock until March 31, 2011. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchase activity may be increased, decreased or discontinued at any time without notice. Shares purchased under the program are subsequently retired.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary