Form 10-Q
period 2010-07-03
BUILD A BEAR WORKSHOP INC
filed 2010-08-12
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010

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

As of August 6, 2010, there were 20,142,176 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	July 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$31,168	$60,399
Inventories	57,115	44,384
Receivables	3,513	5,337
Prepaid expenses and other current assets	17,370	19,329
Deferred tax assets	7,231	6,306

Total current assets	116,397	135,755
Property and equipment, net of accumulated depreciation of $155,494 and $144,413, respectively	92,634	101,044
Goodwill	31,742	33,780
Other intangible assets, net	2,813	3,601
Other assets, net	10,740	10,093

Total Assets	$254,326	$284,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,341	$32,822
Accrued expenses	6,597	11,185
Gift cards and customer deposits	22,891	29,301
Deferred revenue	9,131	8,582

Total current liabilities	68,960	81,890

Deferred franchise revenue	1,792	2,027
Deferred rent	31,686	34,760
Other liabilities	806	816
Stockholders’ equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 3, 2010 and January 2, 2010	—	—
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 20,272,578 and 20,447,343 shares, respectively	203	204
Additional paid-in capital	78,130	80,122
Accumulated other comprehensive loss	(11,244)	(6,336)
Retained earnings	83,993	90,790

Total stockholders’ equity	151,082	164,780

Total Liabilities and Stockholders’ Equity	$254,326	$284,273

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues:
Net retail sales	$72,488	$81,307	$172,274	$177,623
Franchise fees	661	612	1,344	1,209
Licensing revenue	985	915	1,951	1,666

Total revenues	74,134	82,834	175,569	180,498

Costs and expenses:
Cost of merchandise sold	50,334	55,017	109,440	116,391
Selling, general and administrative	36,403	37,508	75,935	74,427
Store preopening	77	17	88	17
Store closing	—	230	—	731
Equity losses from investment in affiliate	—	533	—	533
Interest expense (income), net	(77)	(23)	(108)	(47)

Total costs and expenses	86,737	93,282	185,355	192,052

Loss before income taxes	(12,603)	(10,448)	(9,786)	(11,554)
Income tax benefit	(4,126)	(4,479)	(2,987)	(4,760)

Net loss	$(8,477)	$(5,969)	$(6,799)	$(6,794)

Loss per common share:
Basic	$(0.45)	$(0.32)	$(0.36)	$(0.36)

Diluted	$(0.45)	$(0.32)	$(0.36)	$(0.36)

Shares used in computing common per share amounts:
Basic	18,866,448	18,871,415	18,920,494	18,827,665
Diluted	18,866,448	18,871,415	18,920,494	18,827,665

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net loss	$(6,799)	$(6,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,629	14,089
Stock-based compensation	2,458	2,061
Deferred taxes	(1,661)	(948)
Impairment of store assets	306	289
Equity losses from investment in affiliate	—	533
Loss on disposal of property and equipment	71	44
Change in assets and liabilities:
Inventories	(13,026)	3,318
Receivables	1,425	3,606
Prepaid expenses and other assets	1,179	(2,949)
Accounts payable	(1,308)	(9,855)
Accrued expenses and other liabilities	(14,111)	(14,199)

Net cash used in operating activities	(17,837)	(10,805)

Cash flows from investing activities:
Purchases of property and equipment	(5,997)	(2,543)
Purchases of other assets and other intangible assets	(413)	(1,170)
Investment in affiliate	—	(365)

Cash used in investing activities	(6,410)	(4,078)

Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	46	—
Purchases of Company’s common stock	(3,286)	—

Cash used in financing activities	(3,240)	—

Effect of exchange rates on cash	(1,744)	(1,405)

Net decrease in cash and cash equivalents	(29,231)	(16,288)
Cash and cash equivalents, beginning of period	60,399	47,000

Cash and cash equivalents, end of period	$31,168	$30,712

Supplemental disclosure of cash flow information:
Cash received during the period for income taxes, net of income taxes paid	$2,918	$233
Noncash Transactions:
Return of common stock in lieu of tax witholdings	$704	$311

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 2, 2010 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2010 included in the Company’s annual report on Form 10-K filed with the SEC on March 18, 2010.

Certain revenues within the Licensing and Entertainment segment were previously reported net of the related cost of sales and are now reported on a gross revenue basis. Prior year amounts have been conformed to match the current year’s presentation. The impact for the thirteen and twenty-six weeks ended July 4, 2009 was an increase to both licensing revenue and cost of sales of $0.4 million and $0.8 million, respectively.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 3, 2010	January 2, 2010
Prepaid rent	$7,963	$8,334
Prepaid income taxes	4,579	6,600
Other	4,828	4,395

	$17,370	$19,329

3. Goodwill

Goodwill is accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Section 350-20 and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the twenty-six weeks ended July 3, 2010 (in thousands):

Balance as of January 2, 2010	$33,780
Effect of foreign currency translation	(2,038)

Balance as of July 3, 2010	$31,742

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

4. Asset Impairment

During the 2010 second quarter, the Company reviewed the inputs used to determine the fair value of certain key money deposits, included in other intangible assets and other store deposits, included in other assets, net, through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.3 million were recorded in the second quarter of fiscal 2010, which are included in selling, general and administrative expenses as a component of net loss before income taxes in the retail segment. The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination charges, severance charges and other charges.

5. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Section 718. The Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting.

For the thirteen and twenty-six weeks ended July 3, 2010, selling, general and administrative expenses includes $1.2 million ($0.7 million after tax) and $2.5 million ($1.5 million after tax), respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended July 4, 2009, selling, general and administrative expense includes $1.2 million ($0.7 million after tax) and $2.1 million ($1.3 million after tax), respectively, of stock-based compensation expense

As of July 3, 2010, there was $9.3 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

6. Stock Incentive Plans

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the twenty-six weeks ended July 3, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 2, 2010	805,347	$9.51
Granted	386,864	6.63
Exercised	28,484	0.87
Forfeited	20,700	9.11

Outstanding, July 3, 2010	1,143,027	$8.76	7.6	$647

Options Exercisable As Of:
July 3, 2010	421,703	$13.68	4.7	$178

The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options during the twenty-six weeks ended July 3, 2010 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the twenty-six weeks ended July 3, 2010 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 3.0% to 3.4%; and (d) an expected life of 6.25 years.

The expense recorded related to options during the twenty-six weeks ended July 4, 2009 was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the twenty-six weeks ended July 4, 2009 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.3% to 2.4%; and (d) an expected life of 6.25 years.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the twenty-six weeks ended July 3, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value per Award
Outstanding, January 2, 2010	1,450,313	$7.23
Granted	400,196	6.61
Vested	282,494	11.69
Canceled or expired	45,928	6.94

Outstanding, July 3, 2010	1,522,087	$6.25

The total fair value of shares vested during the twenty-six weeks ended July 3, 2010 and July 4, 2009 was $1.8 million and $0.9 million, respectively.

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net loss	$(8,477)	$(5,969)	$(6,799)	$(6,794)

Weighted average number of common shares outstanding	18,866,448	18,871,415	18,920,494	18,827,665

Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average number of common shares—dilutive	18,866,448	18,871,415	18,920,494	18,827,665

Loss per share:
Basic	$(0.45)	$(0.32)	$(0.36)	$(0.36)

Diluted	$(0.45)	$(0.32)	$(0.36)	$(0.36)

In calculating diluted loss per share for the thirteen and twenty-six weeks ended July 3, 2010, options to purchase 1,143,027 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted loss per share due to their anti-dilutive effect. An additional 1,522,087 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted loss per share for the thirteen and twenty-six weeks ended July 3, 2010 due to their anti-dilutive effect.

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

8. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with ASC Section 740-10. As of July 3, 2010 and January 2, 2010, there were approximately $0.5 and $0.6 million, respectively, of unrecognized tax benefits. During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $0.2 million either because the tax positions are sustained on audit or expiration of the statute of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 3, 2010 and January 2, 2010, there was approximately $0.1 million of accrued interest related to uncertain tax positions.

9. Comprehensive Income or Loss

Comprehensive loss for the thirteen and twenty-six weeks ended July 3, 2010 was $9.0 million and $11.7 million, respectively. Comprehensive income for the thirteen weeks and twenty-six weeks ended July 4, 2009 was $0.5 million and $0.2 million, respectively. The difference between comprehensive income or loss and net loss resulted from foreign currency translation adjustments.

10. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising and licensing and entertainment. The retail segment includes the operating activities of Company-owned stores in the United States, including Puerto Rico, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s Web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of France, Asia, Australia and Africa. The licensing and entertainment segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	International Franchising	Licensing & Entertainment	Total
Thirteen weeks ended July 3, 2010
Net sales to external customers	$72,488	$661	$985	$74,134
Income (loss) before income taxes	(13,481)	255	623	(12,603)
Capital expenditures, net	3,128	26	—	3,154
Depreciation and amortization	6,643	119	—	6,762
Thirteen weeks ended July 4, 2009
Net sales to external customers	$81,307	$612	$915	$82,834
Income (loss) before income taxes	(11,140)	283	409	(10,448)
Capital expenditures, net	1,529	35	—	1,564
Depreciation and amortization	6,942	108	—	7,050
Twenty-six weeks ended July 3, 2010
Net sales to external customers	$172,274	$1,344	$1,951	$175,569
Income (loss) before income taxes	(11,574)	595	1,193	(9,786)
Capital expenditures, net	6,347	63	—	6,410
Depreciation and amortization	13,408	221	—	13,629
Twenty-six weeks ended July 4, 2009
Net sales to external customers	$177,623	$1,209	$1,666	$180,498
Income (loss) before income taxes	(12,832)	527	751	(11,554)
Capital expenditures, net	3,617	96	—	3,713
Depreciation and amortization	13,868	221	—	14,089
Total Assets as of:
July 3, 2010	$247,527	$3,073	$3,726	$254,326
July 4, 2009	$268,757	$2,824	$3,057	$274,638

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 3, 2010
Net sales to external customers	$61,326	$12,147	$661	$74,134
Property and equipment, net	80,742	11,892	—	92,634
Thirteen weeks ended July 4, 2009
Net sales to external customers	$68,049	$14,173	$612	$82,834
Property and equipment, net	98,579	14,255	—	112,834
Twenty-six weeks ended July 3, 2010
Net sales to external customers	$146,294	$27,931	$1,344	$175,569
Property and equipment, net	80,742	11,892	—	92,634
Twenty-six weeks ended July 4, 2009
Net sales to external customers	$151,008	$28,281	$1,209	$180,498
Property and equipment, net	98,579	14,255	—	112,834

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes Company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

11. Investment in Affiliate

The Company holds a minority interest of approximately 25% in Ridemakerz, which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. The Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. Under the current agreements, the Company could own up to approximately 30% of fully diluted equity in Ridemakerz. In the fiscal 2009 second quarter, the Company recorded a non-cash pre-tax loss of $0.5 million or $0.02 per diluted share, included in “Equity losses from investment in affiliate” in the Consolidated Statements of Operations.

As of July 3, 2010 and January 2, 2010, the book value of the Company’s investment in Ridemakerz was $-0-.

12. Closure of Friends 2B Made Concept

In September 2008, the Company announced plans to close its Friends 2B Made concept, a line of make-your-own dolls and related products. The closure plan affected the Company’s nine Friends 2B Made locations, all but one of which were inside or adjacent to a Build-A-Bear Workshop store, separate Friends 2B Made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s Web site. During the thirteen and twenty-six weeks ended July 4, 2009, the Company recorded pre-tax charges of $0.2 and $0.7 million, respectively, related to the closures, which consisted of lease termination charges and construction costs, and are included in “Store closing” expenses in the Consolidated Statements of Operations. As of October 3, 2009, all nine locations were closed and the fixtures had been removed from all Build-A-Bear Workshop stores.

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

As of July 3, 2010, we operated 292 stores in the United States, Canada, and Puerto Rico, 54 stores in the United Kingdom, Ireland and France, and had 60 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our multiple websites, which simulates our interactive shopping experience, as well as non-traditional store locations in four Major League Baseball® ballparks, one location in a zoo and one location in a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 10.6% for the twenty-six weeks ended July 3, 2010 and 9.7% for the twenty-six weeks ended July 4, 2009 and consolidated net loss as a percentage of total revenues was 3.9% for the twenty-six weeks ended July 3, 2010 and 3.8% for the twenty-six weeks ended July 4, 2009. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net loss. The increase in our store contribution over the prior year was primarily due to the improvements in gross margin driven by increased merchandise margin decreases in marketing spend and store payroll as compared to the prior period.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
North America	(9.7)%	(17.5)%	(3.3)%	(19.2)%
Europe	(11.2)%	8.2%	(3.6)%	7.3%

Consolidated	(10.0)%	(13.9)%	(3.3)%	(16.0)%

We believe the decrease in comparable store sales for the period presented is primarily attributable to the following factors:

•	We believe the economic recession and associated decline in consumer confidence continue to impact consumer spending and our comparable store sales particularly in Europe.

•

We believe that our launch of only a single animal in May combined with later starts of school vacations in some regions of both the United States and the United Kingdom lead to a decrease in our comparable store sales.

•

We believe the calendar shift of the Easter holiday and associated school breaks from the fiscal 2009 second quarter to the fiscal 2010 first quarter negatively impacted our comparable store sales for the thirteen weeks ended July 3, 2010.

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

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland, and France (collectively, Europe) for the periods presented:

	Twenty-six weeks ended
	July 3, 2010	July 4, 2009
Beginning of period	345	346
Opened	1	—
Closed	—	(1)

End of period	346	345

During fiscal 2010, we opened one Build-A-Bear Workshop store in North America and anticipate opening three stores in the United Kingdom. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 to 75 stores in the United Kingdom and Ireland.

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

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of July 3, 2010, we had a total of four ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Twenty-six weeks ended
	July 3, 2010	July 4, 2009
Beginning of period	65	62
Opened	3	4
Closed	(8)	(5)

End of period	60	61

As of July 3, 2010, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 16 countries. We anticipate signing additional master franchise agreements in the future. We expect to end fiscal 2010 with 65 franchised locations. We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues:
Net retail sales	97.8	98.2	98.1	98.4
Franchise fees	0.9	0.7	0.8	0.7
Licensing revenue	1.3	1.1	1.1	0.9

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold	67.9	66.4	62.3	64.5
Selling, general and administrative	49.1	45.3	43.3	41.2
Store preopening	0.1	0.0	0.1	0.0
Store closing	—	0.3	—	0.4
Equity losses from investment in affiliate	—	0.6	—	0.3
Interest expense (income), net	(0.1)	(0.0)	(0.1)	(0.0)

Total costs and expenses	117.0	112.6	105.6	106.4

Income (loss) before income taxes	(17.0)	(12.6)	(5.6)	(6.4)
Income tax (benefit) expense	(5.6)	(5.4)	(1.7)	(2.6)

Net income (loss)	(11.4)	(7.2)	(3.9)	(3.8)

Retail Gross Margin % (1)	30.9%	32.9%	36.8%	34.9%

(1)	Retail gross margin represents net retail sales less retail cost of merchandise sold. Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended July 3, 2010 compared to thirteen weeks ended July 4, 2009

Total revenues. Net retail sales decreased to $72.5 million for the thirteen weeks ended July 3, 2010 from $81.3 million for the thirteen weeks ended July 4, 2009, a decrease of $8.8 million, or 10.8%. This decline was primarily attributable to a $7.6 million decline in comparable store sales and a $1.2 million decline in sales from non-comparable stores. These declines were partially offset by a $0.2 million increase in sales from new stores. Other changes in net retail sales, which included the negative impact of the deferred revenue adjustment, totaled $0.2 million.

We believe the decrease in comparable store sales for the period presented is primarily attributable to the following factors:

•	We believe the economic recession and associated decline in consumer confidence continue to impact consumer spending and our comparable store sales particularly in Europe.

•

We believe the calendar shift of the Easter holiday and associated school breaks from the fiscal 2009 second quarter to the fiscal 2010 first quarter negatively impacted our comparable store sales for the thirteen weeks ended July 3, 2010.

•

We believe that our launch of only a single animal in May combined with later starts of school vacations in some regions of both the United States and the United Kingdom lead to a decrease in our comparable store sales.

Revenue from licensing increased to $1.0 million for the thirteen weeks ended July 3, 2010 from $0.9 million for the thirteen weeks ended July 4, 2009, an increase of $0.1 million. This increase was primarily related to the release of new Wii and Nintendo DS games in the 2010 first quarter. Revenue from franchise fees increased to $0.7 million for the thirteen weeks ended July 3, 2010 from $0.6 million for the thirteen weeks ended July 4, 2009, an increase of $0.1 million.

Gross margin. Total gross margin decreased to $23.8 million for the thirteen weeks ended July 3, 2010 from $27.8 million for the thirteen weeks ended July 4, 2009, a decrease of $4.0 million, or 14.4%. Retail gross margin decreased to $22.4 million for the thirteen weeks ended July 3, 2010 from $26.7 million for the thirteen weeks ended July 4, 2009, a decrease of $4.3 million, or 16.1%.

As a percentage of net retail sales, retail gross margin decreased to 30.9% for the thirteen weeks ended July 3, 2010 from 32.9% for the thirteen weeks ended July 4, 2009. This 200 basis points as a percentage of net retail sales (bps) decrease was primarily attributable to a 20 bps increase in merchandise margin more than offset by a 220 bps decrease in leverage on fixed occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $36.4 million for the thirteen weeks ended July 3, 2010 as compared to $37.5 million for the thirteen weeks ended July 4, 2009, a decrease of $1.1 million, or 2.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 49.1% for the thirteen weeks ended July 3, 2010 as compared to 45.3% for the thirteen weeks ended July 4, 2009, an increase of 380 bps. The dollar decrease was primarily due to continued benefits from our cost reduction efforts, specifically in store payroll and marketing that were partially offset by increases in central office payroll. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to deleveraging of fixed components of overhead costs, specifically, central office and store payroll and depreciation.

Store preopening. Store preopening expense was $77,000 for the thirteen weeks ended July 3, 2010 as compared to $17,000 for the thirteen weeks ended July 4, 2009. The increase in store preopening for the period was the result of timing of store preopening activities. We expect to open three new stores and relocate one store during the fiscal 2010 third quarter as compared to one store opened during the same period in fiscal 2009. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

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

Interest expense (income), net. Interest income, net of interest expense, was $77,000 for the thirteen weeks ended July 3, 2010 as compared to $23,000 for the thirteen weeks ended July 4, 2009.

Provision for income taxes. The income tax benefit was $4.1 million for the thirteen weeks ended July 3, 2010 as compared to $4.5 million for the thirteen weeks ended July 4, 2009. The effective tax rate was 32.7% for the thirteen weeks ended July 3, 2010 compared to 42.9% for the thirteen weeks ended July 4, 2009. The decrease in the effective tax rate was primarily attributable to the impact of valuation allowances recorded for losses incurred in certain tax jurisdictions and lower tax rates in certain foreign jurisdictions.

Twenty-six weeks ended July 3, 2010 compared to twenty-six weeks ended July 4, 2009

Total revenues. Net retail sales decreased to $172.3 million for the twenty-six weeks ended July 3, 2010 from $177.6 million for the twenty-six weeks ended July 4, 2009, a decrease of $5.3 million, or 3.0%. This decline was primarily attributable to a $5.6 million decline in comparable store sales, and a $1.0 million decline sales from non-comparable stores. These declines were partially offset by a $1.7 million positive impact of foreign currency translation and a $0.5 million increase in sales from new stores. Other changes in net retail sales, which included the negative impact of the deferred revenue adjustment, totaled $0.9 million.

We believe the decrease in comparable store sales was attributed primarily to the following factors:

•	We believe the economic recession and associated decline in consumer confidence continue to impact consumer spending and our comparable store sales particularly in Europe.

•

We believe that our launch of only a single animal in May combined with later starts of school vacations in some regions of both the United States and the United Kingdom lead to a decrease in our comparable store sales.

Revenue from licensing increased to $2.0 million for the twenty-six weeks ended July 3, 2010 from $1.7 million for the twenty-six weeks ended July 4, 2009, an increase of $0.3 million. This increase was primarily related to the release of new Wii and Nintendo DS games in the 2010 first quarter. Revenue from franchise fees increased to $1.3 million for the twenty-six weeks ended July 3, 2010 from $1.2 million for the twenty-six weeks ended July 4, 2009, an increase of $0.1 million.

Gross margin. Total gross margin increased to $66.1 million for the twenty-six weeks ended July 3, 2010 from $64.1 million for the twenty-six weeks ended July 4, 2009, an increase of $2.0 million, or 3.2%. Retail gross margin increased to $63.4 million for the twenty-six weeks ended July 3, 2010 from $62.0 million for the thirteen weeks ended July 4, 2009, an increase of $1.4 million, or 2.2%. As a percentage of net retail sales, retail gross margin increased to 36.8% for the twenty-six weeks ended July 3, 2010 from 34.9% for the twenty-six weeks ended July 4, 2009. This 190 bps increase resulted primarily from a 120 bps increase in merchandise margin and a 60 bps increase in leverage on buying and distribution costs.

Selling, general and administrative. Selling, general and administrative expenses were $75.9 million for the twenty-six weeks ended July 3, 2010 as compared to $74.4 million for the twenty-six weeks ended July 4, 2009, an increase of $1.5 million, or 2.0%. As a percentage of total revenues, selling, general and administrative expenses increased to 43.3% for the twenty-six weeks ended July 3, 2010 as compared to 41.2% for the twenty-six weeks ended July 4, 2009, an increase of 210 bps. The dollar increase was primarily due to increases in central office payroll, partially offset by reductions in marketing expenses. The increase in selling, general and administrative expenses as a percent of revenue was primarily due to deleveraging of fixed components of overhead costs, specifically, central office and store payroll and depreciation.

Store preopening. Store preopening expense was $88,000 for the twenty-six weeks ended July 3, 2010 as compared to $17,000 for the twenty-six weeks ended July 4, 2009. We expect to open three new stores and relocate one store during the fiscal 2010 third quarter as compared to one store opened during the same period in fiscal 2009. Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

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

Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for the twenty-six weeks ended July 3, 2010 as compared to $47,000 for the twenty-six weeks ended July 4, 2009.

Provision for income taxes. The income tax benefit was $3.0 million for the twenty-six weeks ended July 3, 2010 as compared to $4.8 million for the twenty-six weeks ended July 4, 2009. The effective tax rate was 30.5% for the twenty-six weeks ended July 3, 2010 compared to 41.2% for the twenty-six weeks ended July 4, 2009. The decrease in the effective tax rate was primarily attributable to the impact valuation allowances recorded for losses incurred in certain tax jurisdictions and lower tax rates in certain foreign jurisdictions.

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

We use store contribution as a measure of our stores’ operating performance. Store contribution should be considered supplemental and not a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with GAAP. We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability.

The following table sets forth a reconciliation of store contribution to net income for our Company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (Dollars in thousands):

	Twenty-six weeks ended July 3, 2010			Twenty-six weeks ended July 4, 2009
	North America	Europe	Total	North America	Europe	Total
Net loss	$(5,330)	$(1,469)	$(6,799)	$(4,915)	$(1,879)	$(6,794)
Income tax expense (benefit)	(2,798)	(189)	(2,987)	(4,773)	13	(4,760)
Interest expense (income)	(38)	(70)	(108)	(23)	(24)	(47)
Store depreciation, amortization and impairment (1)	8,031	1,481	9,512	8,980	1,276	10,256
Store preopening expense	83	5	88	17	—	17
Store closing expense (2)	—	—	—	731	—	731
Equity losses from investment in affiliate (3)	—	—	—	533	—	533
General and administrative expense (4)	19,642	1,772	21,414	17,925	1,736	19,661
Franchising and licensing contribution (5)	(2,009)	—	(2,009)	(1,499)	—	(1,499)
Non-store activity contribution (6)	(1,204)	(273)	(1,477)	(1,291)	(215)	(1,506)

Store contribution	$16,377	$1,257	$17,634	$15,685	$907	$16,592

Total revenues from external customers	$147,637	$27,932	$175,569	$152,217	$28,281	$180,498
Franchising and licensing revenues	(3,295)	—	(3,295)	(2,875)	—	(2,875)
Revenues from non-store activities (6)	(5,056)	(829)	(5,885)	(5,507)	(811)	(6,318)

Store location net retail sales	$139,286	$27,103	$166,389	$143,835	$27,470	$171,305

Store contribution as a percentage of store location net retail sales	11.8%	4.6%	10.6%	10.9%	3.3%	9.7%

Total net loss as a percentage of total revenues	(3.6)%	(5.3)%	(3.9)%	(3.2)%	(6.6)%	(3.8)%

(1)	Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges, included in cost of merchandise sold.
(2)	Store closing expense represents asset impairment and other charges related to the closure of the Friends 2B Made concept.
(3)	Equity losses from investment in affiliate represent the Company’s portion of losses of Ridemakerz.
(4)	General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including assets related to the virtual world, and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.
(5)	Franchising and licensing contribution includes franchising and licensing revenues and all expenses attributable to the international franchising and licensing and entertainment segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and licensing is included in the interest expense (income) caption.

(6)	Non-store activities include our webstores, and seasonal and event-based locations as well as intercompany transfer pricing charges.

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

Operating Activities. Cash used in operating activities was $17.8 million for the twenty-six weeks ended July 3, 2010 as compared with $10.8 million for the twenty-six weeks ended July 4, 2009, or an increase of $7.0 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. In 2010, the use of cash resulting from the change in operating assets and liabilities increased as compared to the year ago period, primarily driven by increases in non-proprietary inventory partially offset by the changes in the timing of accounts payable and prepaid expenses. In 2009, the use of cash resulting from the change in operating assets and liabilities was driven primarily by decreases in accounts payable and accrued expenses, due to the Company’s overall cost reduction efforts.

Investing Activities. Cash used in investing activities was $6.4 million for the twenty-six weeks ended July 3, 2010 as compared to $4.1 million for the twenty-six weeks ended July 4, 2009. Cash used in investing activities during the twenty-six weeks ended July 3, 2010 primarily relates to investments in central office information technology systems, new store construction costs and the acquisition of trademarks and other intellectual property. Cash used in investing activities during the twenty-six weeks ended July 4, 2009 primarily relates to new store construction costs and additional investment in Ridemakerz.

Financing Activities. Cash used in financing activities was $3.2 million in the twenty-six weeks ended July 3, 2010 which consisted primarily of cash used for repurchases of the Company’s common stock. We had no cash flows from financing activities in the twenty-six weeks ended July 4, 2009. No borrowings were made under our line of credit in either the twenty-six weeks ended July 3, 2010 or July 4, 2009.

Capital Resources. As of July 3, 2010, we had a consolidated cash balance of $31.2 million, over 60% of which was held in the United Kingdom. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective October 28, 2009. The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2011 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 2.05%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of July 3, 2010: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $48.9 million available for borrowing under the line of credit.

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

In fiscal 2010, we expect to spend approximately $12 million to $15 million on capital expenditures. Capital spending through the twenty-six weeks ended July 3, 2010 totaled $6.4 million, on track with our full year plans. Capital spending in fiscal 2010 is primarily for the continued installation and upgrades of central office information technology systems, the opening of three new stores and the relocation of one store.

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

From the inception of our share repurchase program in 2007 through August 6, 2010, we have repurchased approximately 2.4 million shares of our common stock at an average price of $9.46 per share for an aggregate amount of $23.0 million.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of July 3, 2010, the book value of our investment in Ridemakerz had been reduced to zero. We still retained an ownership interest of approximately 25%. Under the current agreements, we could own up to approximately 30% of fully diluted equity in Ridemakerz.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the SEC on March 18, 2010, which includes audited consolidated financial statements for our 2009, 2008 and 2007 fiscal years. There have been no material changes to the critical accounting policies and estimates disclosed in the 2009 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 2.05%. We had no borrowings outstanding during the first half of fiscal 2010. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010 the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the SEC on March 18, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 4, 2010 – May 1, 2010	152	$8.32	—	$29,628,734
May 2, 2010 – May 29, 2010	187,021	$7.96	187,021	$28,140,460
May 30, 2010 – Jul. 3, 2010	57,531	$7.71	56,909	$27,701,610

Total	244,704	$7.90	243,930	$27,701,610

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the applicable period. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the average of the high and low trading price of our common stock on the date the relevant transaction occurs.
(2)	On March 3, 2010, we announced the further extension of our $50 million share repurchase program of our outstanding common stock until March 31, 2011. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchase activity may be increased, decreased or discontinued at any time without notice. Shares purchased under the program are subsequently retired.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Stock Purchase Agreement by and among the Registrant, Catterton Partners IV, L.P., Catterton Partners IV Offshore, L.P. and Catterton Partners IV Special Purpose, L.P. and the Purchasers named therein dated as of April 3, 2000 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.3	Stock Purchase Agreement by and among the Registrant and the other Purchasers named therein dated as of September 21, 2001 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.4	Amended and Restated Registration Rights Agreement, dated September 21, 2001 by and among Registrant and certain stockholders named therein (incorporated by reference from Exhibit 4.5 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2010

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary