Form 10-Q
period 2010-10-02
BUILD A BEAR WORKSHOP INC
filed 2010-11-12
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2010

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

As of November 8, 2010, there were 19,554,043 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	October 2,	January 2,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$24,660	$60,399
Inventories	54,726	44,384
Receivables	5,790	5,337
Prepaid expenses and other current assets	19,247	19,329
Deferred tax assets	6,874	6,306
Total current assets	111,297	135,755

Property and equipment, net of accumulated depreciation
of $160,162 and $144,413, respectively	90,397	101,044
Goodwill	33,044	33,780
Other intangible assets, net	2,657	3,601
Other assets, net	15,476	10,093
Total Assets	$252,871	$284,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,369	$32,822
Accrued expenses	6,202	11,185
Gift cards and customer deposits	21,736	29,301
Deferred revenue	9,952	8,582
Total current liabilities	70,259	81,890

Deferred franchise revenue	1,604	2,027
Deferred rent	30,296	34,760
Other liabilities	794	816

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares
issued or outstanding at October 2, 2010 and January 2, 2010	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 19,560,591 and 20,447,343 shares, respectively	196	204
Additional paid-in capital	75,349	80,122
Accumulated other comprehensive loss	(8,242)	(6,336)
Retained earnings	82,615	90,790
Total stockholders' equity	149,918	164,780
Total Liabilities and Stockholders' Equity	$252,871	$284,273

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Revenues:
Net retail sales	$91,689	$89,731	$263,963	$267,354
Commercial revenue	7,637	1,670	9,588	3,336
Franchise fees	767	945	2,112	2,153
Total revenues	100,093	92,346	275,663	272,843

Costs and expenses:
Cost of merchandise sold	62,710	57,630	172,150	174,021
Selling, general and administrative	39,113	39,255	115,048	113,683
Store preopening	255	73	343	90
Store closing	-	250	-	981
Equity losses from investment in affiliate	-	4,592	-	5,125
Interest expense (income), net	(83)	(44)	(191)	(92)
Total costs and expenses	101,995	101,756	287,350	293,808

Loss before income taxes	(1,902)	(9,410)	(11,687)	(20,965)
Income tax benefit	(524)	(4,647)	(3,511)	(9,408)
Net loss	$(1,378)	$(4,763)	$(8,176)	$(11,557)

Loss per common share:
Basic	$(0.07)	$(0.25)	$(0.44)	$(0.61)
Diluted	$(0.07)	$(0.25)	$(0.44)	$(0.61)

Shares used in computing common per share amounts:
Basic	18,426,860	18,876,697	18,755,941	18,844,009
Diluted	18,426,860	18,876,697	18,755,941	18,844,009

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-nine weeks ended
	October 2, 2010	October 3, 2009

Cash flows from operating activities:
Net loss	$(8,176)	$(11,557)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	20,338	21,114
Impairment of store assets	306	312
Deferred taxes	(1,877)	(1,695)
Equity losses from investment in affiliate	-	5,125
Loss on disposal of property and equipment	404	138
Stock-based compensation	3,661	3,145
Change in assets and liabilities:
Inventories	(14,562)	2,435
Receivables	(819)	3,224
Prepaid expenses and other assets	(461)	(5,114)
Accounts payable	510	(8,616)
Accrued expenses and other liabilities	(16,615)	(19,422)
Net cash used in operating activities	(17,291)	(10,911)
Cash flows from investing activities:
Purchases of property and equipment	(9,697)	(4,384)
Purchases of other assets and other intangible assets	(511)	(2,267)
Investment in affiliate	-	(562)
Cash flow used in investing activities	(10,208)	(7,213)
Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	46	-
Purchases of Company's common stock	(7,274)	-
Cash flow used in financing activities	(7,228)	-
Effect of exchange rates on cash	(1,012)	(1,833)
Net decrease in cash and cash equivalents	(35,739)	(19,957)
Cash and cash equivalents, beginning of period	60,399	47,000
Cash and cash equivalents, end of period	$24,660	$27,043
Supplemental disclosure of cash flow information:
Cash received during the period for income taxes, net of taxes paid:	$3,271	$1,277
Noncash Transactions:
Return of common stock in lieu of tax witholdings and option exercises	$706	$311
Exchange of inventory for media credits	$4,277	$-

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

The commercial segment, formerly referred to as the licensing and entertainment segment, includes the Company’s transactions with other business partners, mainly in licensing and wholesale transactions.  Licensing revenue has historically included an immaterial amount of wholesale revenue.  In the 2010 third quarter, the wholesale revenues became significant.  Accordingly, the name and description of the segment has been expanded to more fully describe the significant activities. No changes to prior year licensing revenue amounts were required to conform to the current year presentation.

Certain revenues within the Commercial segment were previously reported net of the related cost of sales and are now reported on a gross revenue basis. Prior year amounts have been conformed to match the current year’s presentation. The impact for the thirteen and thirty-nine weeks ended October 3, 2009 was an increase to both commercial revenue and cost of sales of $0.6 million and $1.4 million, respectively.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 2,	January 2,
	2010	2010
Prepaid rent	$8,017	$8,334
Prepaid income taxes	4,373	6,600
Other	6,857	4,395
	$19,247	$19,329

3. Goodwill

Goodwill is accounted for in accordance with ASC Section 350-20 and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the thirty-nine weeks ended October 2, 2010 (in thousands):

Balance as of January 2, 2010	$33,780
Effect of foreign currency translation	(736)
Balance as of October 2, 2010	$33,044

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

5. Other Non-current Assets

In the 2010 third quarter, certain other non-current assets were obtained through a single wholesale transactions whereby the Company exchanged $5.8 million of inventory, at cost, with a third-party vendor for $4.3 million of credits for future media purchases and $1.5 million in cash.  The transaction was accounted for based upon the fair values of the assets involved in the transaction.  In accordance with Accounting Standards Codification (ASC) Section 845-10, in an exchange transaction for advertising credits, the fair value of the asset being surrendered cannot exceed its carrying value, meaning that the sale of the inventory was recorded at its cost in the Commercial segment.  The media credits expire in 2015.

6. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Section 718. The Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting.

For the thirteen and thirty-nine weeks ended October 2, 2010, selling, general and administrative expenses includes $1.2 million ($0.7 million after tax) and $3.7 million ($2.2 million after tax), respectively, of stock-based compensation expense.  For the thirteen and thirty-nine weeks ended October 3, 2009, selling, general and administrative expense includes $1.1 million ($0.7 million after tax) and $3.1 million ($1.9 million after tax), respectively, of stock-based compensation expense.

As of October 2, 2010, there was $8.1 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.6 years.

7. Stock Incentive Plans

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirty-nine weeks ended October 2, 2010:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, January 2, 2010	805,347	$9.51
Granted	390,088	6.62
Exercised	28,484	0.87
Forfeited	40,332	8.98
Outstanding, October 2, 2010	1,126,619	$8.75	7.3	$382

Options Exercisable As Of:
October 2, 2010	419,132	$13.59	4.5	$96

The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options granted during the thirteen and thirty-nine weeks ended October 2, 2010 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.1% to 3.4%; and (d) an expected life of 6.25 years.

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

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirty-nine weeks ended October 2, 2010:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, January 2, 2010	1,450,313	$7.23
Granted	401,976	6.61
Vested	283,302	11.68
Canceled or expired	79,674	6.69
Outstanding, October 2, 2010	1,489,313	$6.25

The total fair value of shares vested during the thirty-nine weeks ended October 2, 2010 and October 3, 2009 was $1.9 million and $0.9 million, respectively.

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net loss	$(1,378)	$(4,763)	$(8,176)	$(11,557)
Weighted average number of common
shares outstanding	18,426,860	18,876,697	18,755,941	18,844,009
Effect of dilutive securities:
Stock options	-	-	-	-
Restricted stock	-	-	-	-
Weighted average number of common shares - dilutive	18,426,860	18,876,697	18,755,941	18,844,009

Loss per share:
Basic	$(0.07)	$(0.25)	$(0.44)	$(0.61)
Diluted	$(0.07)	$(0.25)	$(0.44)	$(0.61)

In calculating diluted loss per share for the thirteen and thirty-nine weeks ended October 2, 2010, options to purchase 1,126,619 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted loss per share due to their anti-dilutive effect. An additional 1,489,313 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended October 2, 2010 due to their anti-dilutive effect.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with ASC Section 740-10. As of October 2, 2010 and January 2, 2010, the Company had approximately $0.5 million and $0.6 million, respectively, of unrecognized tax benefits. During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $0.2 million either because the tax positions are sustained on audit, settlements are reached or the statute of limitations expired.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 2, 2010 and January 2, 2010, there was approximately $0.1 million of accrued interest related to uncertain tax positions.

10. Comprehensive Income or Loss

Comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 2, 2010 was $1.6 million and $(10.1) million, respectively. Comprehensive (loss) for the thirteen weeks and thirty-nine weeks ended October 3, 2009 was $(6.4) million and $(6.2) million, respectively. The difference between comprehensive income or loss and net loss resulted from foreign currency translation adjustments.

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising, and commercial. The retail segment includes the operating activities of company-owned stores in the United States, including Puerto Rico, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s Web store and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of France, Asia, Australia and Africa. The commercial segment, formerly referred to as the licensing and entertainment segment, includes the Company’s transactions with other business partners, mainly comprised of the licensing of the Company’s intellectual property, including entertainment properties, for third party use and wholesale product sales.  No changes to prior year licensing and entertainment segment amounts were required to conform to the current year commercial segment presentation.  This segment has historically included an immaterial amount of wholesale transactions.  In the 2010 third quarter, the wholesale revenue became significant.  Accordingly, the name and description of the segment has been revised to more fully describe the activities of the segment. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

		International
	Retail	Franchising	Commercial	Total
Thirteen weeks ended October 2, 2010
Net sales to external customers	$91,689	$767	$7,637	$100,093
Income (loss) before income taxes	(3,342)	411	1,029	(1,902)
Capital expenditures, net	3,724	74	-	3,798
Depreciation and amortization	6,530	179	-	6,709

Thirteen weeks ended October 3, 2009
Net sales to external customers	$89,731	$945	$1,670	$92,346
Income (loss) before income taxes	(10,764)	515	839	(9,410)
Capital expenditures, net	2,805	133	-	2,938
Depreciation and amortization	6,906	119	-	7,025

Thirty-nine weeks ended October 2, 2010
Net sales to external customers	$263,963	$2,112	$9,588	$275,663
Income (loss) before income taxes	(14,915)	1,005	2,222	(11,687)
Capital expenditures, net	10,072	136	-	10,208
Depreciation and amortization	19,938	400	-	20,338

Thirty-nine weeks ended October 3, 2009
Net sales to external customers	$267,354	$2,153	$3,336	$272,843
Income (loss) before income taxes	(23,597)	1,042	1,590	(20,965)
Capital expenditures, net	6,422	229	-	6,651
Depreciation and amortization	20,773	341	-	21,114

Total Assets as of:
October 2, 2010	$239,672	$2,817	$10,382	$252,871
October 3, 2009	$258,403	$3,222	$3,430	$265,055

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 2, 2010
Net sales to external customers	$83,333	$15,993	$767	$100,093
Property and equipment, net	78,082	12,315	-	90,397
Thirteen weeks ended October 3, 2009
Net sales to external customers	$73,830	$17,571	$945	$92,346
Property and equipment, net	94,239	13,377	-	107,616

Thirty-nine weeks ended October 2, 2010
Net sales to external customers	$229,627	$43,924	$2,112	$275,663
Property and equipment, net	78,082	12,315	-	90,397
Thirty-nine weeks ended October 3, 2009
Net sales to external customers	$224,838	$45,852	$2,153	$272,843
Property and equipment, net	94,239	13,377	-	107,616

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

12. Investment in Affiliate

The Company holds a minority interest of approximately 26% in Ridemakerz, LLC, which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed an interactive retail concept that allows children and families to build and customize their own personalized cars. The Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option became exercisable on April 30, 2008 and expires on April 30, 2012. Under the current agreements, the Company could own up to approximately 27% of fully diluted equity in Ridemakerz. In the thirteen and thirty-nine weeks ended October 3, 2009, the Company recorded non-cash pre-tax charges of $4.6 million or $0.15 per diluted share and $5.1 million or $0.17 per diluted share, included in “Equity losses from investment in affiliate” in the Consolidated Statements of Operations.

As of October 2, 2010 and January 2, 2010, the book value of the Company’s investment in Ridemakerz was $-0-.

13. Closure of Friends 2B Made Concept

In September 2008, the Company announced plans to close its Friends 2B Made concept, a line of make-your-own dolls and related products. The closure plan affected the Company’s nine Friends 2B Made locations, all but one of which were inside or adjacent to a Build-A-Bear Workshop store, separate Friends 2B Made fixtures in approximately 50 Build-A-Bear Workshop stores, and the concept’s Web site. During the thirteen and thirty-nine weeks ended October 3, 2009, the Company recorded pre-tax charges of $0.2 and $1.0 million, respectively, related to the closures, which consisted of lease termination charges and construction costs, and are included in “Store closing” expenses in the Consolidated Statements of Operations. As of October 3, 2009, all nine locations were closed and the fixtures had been removed from all Build-A-Bear Workshop stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 2, 2010, as filed with the SEC, and the following: general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; we may be unable to effectively manage the operations and growth of our Company-owned stores; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation; we are susceptible to disruption in our inventory flow due to our reliance on a few vendors; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to operate our European Company-owned stores profitably; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; we may be unable operate our Company-owned distribution center efficiently or our third-party distribution center providers may perform poorly; our market share could be adversely affected by a significant, or increased, number of competitors; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; poor global economic conditions could have a material adverse effect on our liquidity and capital resources; and we may be unable to recover amounts due to us from our affiliate, Ridemakerz, LLC. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of October 2, 2010, we operated 291 stores in the United States, Canada, and Puerto Rico, 56 stores in the United Kingdom, Ireland and France, and had 58 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our multiple websites, which simulates our interactive shopping experience, as well as non-traditional store locations in four Major League Baseball® ballparks, one location in a zoo and one location in a science center. Seasonal locations, such as ballparks, pop-up locations and zoos, are excluded from our store count.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee. The results of the acquisitions’ operations have been included in the consolidated financial statements since that date. We are currently operating 36 of the acquired stores. Since 2006, our European operations have grown to 56 stores, including two in France. We have adopted internal best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base that resulted in improved sales and earnings from the acquisition.

We operate in three reportable segments (retail, international franchising, and commercial) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•
Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, France, all non-traditional store locations and multiple e-commerce Web sites or “Web stores”;

•	International stores operated under franchise agreements; and

•
The commercial segment, formerly the licensing and entertainment segment, includes the Company’s transactions with other business partners, mainly comprised of the licensing of the Company’s intellectual property, including entertainment properties, for third party use and wholesale product sales.

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 11.7% for the thirty-nine weeks ended October 2, 2010 and 10.1% for the thirty-nine weeks ended October 3, 2009 and consolidated net loss as a percentage of total revenues was 3.0% for the thirty-nine weeks ended October 2, 2010 and 4.3% for the thirty-nine weeks ended October 3, 2009. See “Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net loss. The increase in our store contribution over the prior year was primarily due to improvements in gross margin that were driven by increases in merchandise margin, improved  sales leverage on fixed store occupancy costs and decreases in marketing spend and store payroll as compared to the prior period.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

North America	5.3%	(16.0)%	(0.5)%	(18.2)%
Europe	(6.6)%	2.5%	(4.7)%	5.3%
Consolidated	3.1%	(12.9)%	(1.2)%	(15.0)%

We believe our comparable store sales were impacted by the following factors:

•
We believe that our improved integration of product, marketing and store operations positively impacted our North American comparable store sales in the third quarter.  With this focused message, we believe that we were able to capitalize on mall traffic with a 4.6% increase in the number of transactions and a slight increase in average transaction value, and

•	We believe that the economic recession and associated decline in consumer confidence continue to impact consumer spending and our comparable store sales, particularly in Europe.

We are addressing comparable store sales with the following key initiatives:

•	We are improving our product by enhancing the size of our new product launches and the design and value of our animals and related products;

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

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland, and France (collectively, Europe) for the periods presented:

	Thirty-nine weeks ended
	October 2,	October 3,
	2010	2009

Beginning of period	345	346
Opened	4	1
Closed	(2)	(2)
End of period	347	345

During fiscal 2010, we opened one Build-A-Bear Workshop store in North America and three new stores in Europe.  We have plans to close a small number of stores and open no  permanent locations in the 2010 fourth quarter.  We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in North America, and approximately 70 to 75 stores in the United Kingdom and Ireland.

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

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability. As of October 2, 2010, we had a total of four ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks, pop-up locations and zoos, are excluded from our store count.

We plan to open 11 pop-up locations in the 2010 fourth quarter.  Pop-up stores are temporary locations that typically have an initial lease term of six to 15 months.  These stores will not be included in our store count.

International Franchise Revenue:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	October 2,	October 3,
	2010	2009

Beginning of period	65	62
Opened	5	6
Closed	(12)	(7)
End of period	58	61

As of October 2, 2010, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 15 countries. We anticipate signing additional master franchise agreements in the future.  We expect our franchisees to open approximately three to five stores in the fourth quarter of fiscal 2010.  We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Revenues:
Net retail sales	91.6%	97.2%	95.8%	98.0%
Licensing revenue	7.6	1.8	3.5	1.2
Franchise fees	0.8	1.0	0.8	0.8
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold	62.7	62.4	62.4	63.8
Selling, general and administrative	39.1	42.5	41.7	41.7
Store preopening	0.3	0.1	0.1	0.0
Store closing	-	0.3	-	0.4
Equity losses from investment in affiliate	-	5.0	-	1.9
Interest expense (income), net	(0.1)	(0.0)	(0.1)	(0.0)
Total costs and expenses	101.9	110.2	104.2	107.7

Loss before income taxes	(1.9)	(10.2)	(4.2)	(7.7)
Income tax benefit	(0.5)	(5.0)	(1.3)	(3.4)
Net loss	(1.4)	(5.2)	(3.0)	(4.2)

Retail Gross Margin % (1)	38.6%	36.5%	37.4%	35.4%

(1)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $ 35.4 million and $98.8 million for the thirteen and thirty-nine weeks ended October 2, 2010, respectively, and $32.7 million and $94.7 million for the thirteen and thirty-nine weeks ended October 3, 2009, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended October 2, 2010 compared to thirteen weeks ended October 3, 2009

Total revenues. Net retail sales increased to $91.7 million for the thirteen weeks ended October 2, 2010 from $89.7 million for the thirteen weeks ended October 3, 2009, an increase of $2.0 million, or 2.2%. This increase was primarily attributable to a $2.6 million increase in comparable store sales, a $0.8 million increase in other non-store locations and a $0.4 million increase in sales from new stores.  These increases were partially offset by a $0.7 million negative impact of foreign currency translation, $0.6 million in changes in deferred revenue and $0.5 million decreased sales from non-comparable locations.

We believe our comparable store sales were impacted by the following factors:

•
We believe that our improved integration of product, marketing and store operations positively impacted our North American comparable store sales in the third quarter.  With this focused message, we believe that we were able to capitalize on mall traffic with a 4.6% increase in the number of transactions and a slight increase in average transaction value, and

•	We believe that the economic recession and associated decline in consumer confidence continue to impact consumer spending and our comparable store sales, particularly in Europe.

Commercial revenue, formerly referred to as licensing revenue, increased to $7.6 million for the thirteen weeks ended October 2, 2010 from $1.7 million for the thirteen weeks ended October 3, 2009, an increase of $6.0 million. This increase was primarily related to a single $5.8 million wholesale transaction with no associated gross margin.  We also increased revenues through our collaboration with Michael’s Stores and Borders.  Revenue from franchise fees decreased to $0.8 million for the thirteen weeks ended October 2, 2010 from $0.9 million for the thirteen weeks ended October 3, 2009, a decrease of $0.1 million. This decrease was primarily due to the decline in the number of franchised locations and in franchisee store sales reflecting the global economic slowdown.

 Gross margin. Total gross margin increased to $37.4 million for the thirteen weeks ended October 2, 2010 from $34.7 million for the thirteen weeks ended October 3, 2009, an increase of $2.7 million, or 7.7%. Retail gross margin increased to $35.4 million for the thirteen weeks ended October 2, 2010 from $32.7 million for the thirteen weeks ended October 3, 2009, an increase of $2.7 million, or 8.3%.  As a percentage of net retail sales, retail gross margin increased to 38.6% for the thirteen weeks ended October 2, 2010 from 36.5% for the thirteen weeks ended October 3, 2009, an increase of 210 basis points as a percentage of net retail sales (bps). This increase resulted primarily from improved sales leverage on store occupancy costs and a slight improvement in merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses decreased to $39.1 million for the thirteen weeks ended October 2, 2010 from $39.3 million for the thirteen weeks ended October 3, 2009.  As a percentage of total revenues, excluding the single wholesale transaction, selling, general and administrative expenses decreased to 41.5% for the thirteen weeks ended October 2, 2010 as compared to 42.5% for the thirteen weeks ended October 3, 2009, a decrease of 100 bps. The decrease in selling, general and administrative expenses as a percent of revenue was primarily due to leverage on store salaries and other fixed components of overhead costs as well as a shift in the timing of certain marketing programs.  These improvements were partially offset by charges related to the decision to close a small number of stores within the fiscal year.

Store preopening. Store preopening expense was $0.3 for the thirteen weeks ended October 2, 2010 as compared to $0.1 million for the thirteen weeks ended October 3, 2009. The increase in store preopening for the period was the result of three store openings in the 2010 third quarter as compared to one store opening in the same period last year.  Additionally, we plan to open 11 pop-up stores in the 2010 fourth quarter.  Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

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

Interest expense (income), net. Interest income, net of interest expense, was $83,000 for the thirteen weeks ended October 2, 2010 as compared to $44,000 for the thirteen weeks ended October 3, 2009.

Provision for income taxes. The income tax benefit was $0.5 million for the thirteen weeks ended October 2, 2010 as compared to $4.6 million for the thirteen weeks ended October 3, 2009. The effective tax rate was 27.5% for the thirteen weeks ended October 2, 2010 compared to 49.4% for the thirteen weeks ended October 3, 2009.  The decrease in the effective tax rate was primarily attributable to the impact of valuation allowances recorded for losses incurred in certain tax jurisdictions and lower tax rates in foreign jurisdictions.

Thirty-nine weeks ended October 2, 2010 compared to thirty-nine weeks ended October 3, 2009

Total revenues. Net retail sales decreased to $264.0 million for the thirty-nine weeks ended October 2, 2010 from $267.4 million for the thirty-nine weeks ended October 3, 2009, a decrease of $3.4 million, or 1.3%. This decline was primarily attributable to a $3.1 million decline in comparable store sales, a $1.5 million change in deferred revenue and a $1.3 million decrease in sales from non-comparable locations.  These declines were partially offset by a $1.0 million positive impact of foreign currency translation, $0.9 million increase in sales from new stores and $0.6 million increase in other non-store locations.

We believe our comparable store sales were impacted as the economic recession and associated decline in consumer confidence continue to impact consumer spending, particularly in Europe.

Commercial revenue, formerly referred to as licensing revenue, increased to $9.6 million for the thirty-nine weeks ended October 2, 2010 from $3.3 million for the thirty-nine weeks ended October 3, 2009, an increase of $6.3 million.  This increase was primarily related to a single $5.8 million wholesale transaction with no associated gross margin.  We also increased revenues through our collaboration with Michael’s Stores and Borders.  Revenue from franchise fees decreased to $2.1 million for the thirty-nine weeks ended October 2, 2010 from $2.2 million for the thirty-nine weeks ended October 3, 2009, a decrease of $0.1 million. This decrease was primarily due to the decline in the number of franchised locations and in franchisee store sales reflecting the global economic slowdown.

Gross margin. Total gross margin increased to $103.5 million for the thirty-nine weeks ended October 2, 2010 from $98.8 million for the thirty-nine weeks ended October 3, 2009, an increase of $4.7 million, or 4.7%. Retail gross margin increased to $98.8 million for the thirty-nine weeks ended October 2, 2010 from $94.7 million for the thirty-nine weeks ended October 3, 2009, an increase of $4.1 million, or 4.3%.  As a percentage of net retail sales, retail gross margin increased to 37.4% for the thirty-nine weeks ended October 2, 2010 from 35.4% for the thirty-nine weeks ended October 3, 2009, an increase of 200 bps. This increase resulted primarily from a 90 bps improvement in merchandise margin, 70 bps improved sales leverage on store occupancy costs and a 40 bps improvement in leverage on buying and distribution costs.

Selling, general and administrative. Selling, general and administrative expenses were $115.0 million for the thirty-nine weeks ended October 2, 2010 as compared to $113.7 million for the thirty-nine weeks ended October 3, 2009, an increase of $1.4 million, or 1.2%.  As a percentage of total revenues, excluding the single wholesale transaction, selling, general and administrative expenses increased to 43.6% for the thirty-nine weeks ended October 2, 2010 as compared to 41.7% for the thirty-nine weeks ended October 3, 2009, an increase of 190 bps. Both the dollar increase and the increase as a percent of revenue were primarily due to increases in central office payroll and depreciation, charges related to the decision to close a small number of stores within the fiscal year as well as having three more stores in operation as compared to the same period last year.  These increases were partially offset by reductions in marketing expenses.

Store preopening. Store preopening expense was $0.3 million for the thirty-nine weeks ended October 2, 2010 as compared to $0.1 million for the thirty-nine weeks ended October 3, 2009. The increase in store preopening for the period was the result of four store openings in fiscal 2010 as compared to one store opening in the last fiscal year.  Additionally, we plan to open 11 pop-up stores in the 2010 fourth quarter.  Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

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

Interest expense (income), net. Interest income, net of interest expense, was $0.2 million for the thirty-nine weeks ended October 2, 2010 as compared to $0.1 million for the thirty-nine weeks ended October 3, 2009.

Provision for income taxes. The income tax benefit was $3.5 million for the thirty-nine weeks ended October 2, 2010 as compared to $9.4 million for the thirty-nine weeks ended October 3, 2009. The effective tax rate was 30.0% for the thirty-nine weeks ended October 2, 2010 compared to 44.9% for the thirty-nine weeks ended October 3, 2009.  The decrease in the effective tax rate was primarily attributable to the impact of valuation allowances recorded for losses incurred in certain tax jurisdictions and lower tax rates in foreign jurisdictions.

Non-GAAP Financial Measures

We use the term “store contribution” in this quarterly report on Form 10-Q. Store contribution consists of income before income tax expense, interest, store depreciation, amortization and impairment, store preopening expense, store closing expense and equity losses from investment in affiliate and general and administrative expense, excluding franchise fees, income from commercial activities and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. GAAP.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (Dollars in thousands):

	Thirty-nine weeks ended			Thirty-nine weeks ended
	October 2, 2010			October 3, 2009
	North			North
	America	Europe	Total	America	Europe	Total
Net loss	$(6,417)	$(1,759)	$(8,176)	$(10,854)	$(703)	$(11,557)
Income tax expense (benefit)	(3,531)	20	(3,511)	(9,530)	122	(9,408)
Interest expense (income)	(65)	(126)	(191)	(54)	(38)	(92)
Store depreciation, amortization and impairment (1)	11,848	2,082	13,930	13,243	1,975	15,218
Store preopening expense	162	181	343	90	-	90
Store closing expense (2)	-	-	-	981	-	981
Equity losses from investment in affiliate (3)	-	-	-	5,125	-	5,125
General and administrative expense (4)	30,184	2,956	33,140	28,397	2,440	30,837
Franchising and commercial contribution (5)	(3,399)	-	(3,399)	(2,972)	-	(2,972)
Non-store activity contribution (6)	(1,807)	(472)	(2,279)	(1,846)	(322)	(2,168)
Store contribution	$26,975	$2,882	$29,857	$22,580	$3,474	$26,054

Total revenues from external customers	$231,739	$43,924	$275,663	$226,991	$45,852	$272,843
Franchising and commercial revenues	(11,700)	-	(11,700)	(5,489)	-	(5,489)
Revenues from non-store activities (6)	(7,926)	(1,273)	(9,199)	(8,179)	(1,213)	(9,392)
Store location net retail sales	$212,113	$42,651	$254,764	$213,323	$44,639	$257,962
Store contribution as a percentage of store
location net retail sales	12.7%	6.8%	11.7%	10.6%	7.8%	10.1%
Total net loss as a percentage of total
revenues	-2.8%	-4.0%	-3.0%	-4.8%	-1.5%	-4.2%

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

(5)
Franchising and commercial contribution includes franchising and commercial revenues and all expenses attributable to the international franchising and commercial segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to the franchising and commercial segments is included in the general and administrative expense caption. Interest expense/income related to the franchising and commercial segments is included in the interest expense (income) caption.

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

Historically, for North American stores open more than twelve months, seasonality has not been a significant factor in our results of operations, although we cannot ensure that this will continue to be the case. European-based store sales have historically been weighted more heavily in the fourth quarter as compared to North American stores. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2008 fiscal fourth quarter had 14 weeks.

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

Operating Activities. Cash used in operating activities was $17.3 million for the thirty-nine weeks ended October 2, 2010 as compared with cash used in operating activities of $10.9 million for the thirty-nine weeks ended October 3, 2009, or an increase of $6.4 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. In 2010, the use of cash was driven primarily by the net loss for the first nine months of 2010, the decrease in accrued expenses and other liabilities, specifically sales taxes and gift cards, and increased inventory.  The increase in cash used for inventory relates primarily to purchases of incremental inventory necessary to launch new proprietary and non-proprietary product lines.  Additional increases resulted from earlier receipt of holiday product, inventory for pop-up store openings and increased in-transit inventory due to longer required lead times.  In 2009, the use of cash in operating activities was driven primarily by the net loss for the first nine months of 2009, which was primarily due to a decline in sales in the same period. In 2009, the change in operating assets and liabilities was driven by decreases in accounts payable and accrued expenses and offsetting decreases in inventory, primarily attributable to overall cost reductions as compared to the year ago period, and an increase in prepaid expenses, specifically income taxes.

Investing Activities. Cash used in investing activities was $10.2 million for the thirty-nine weeks ended October 2, 2010 as compared to $7.2 million for the thirty-nine weeks ended October 3, 2009. Cash used in investing activities during the thirty-nine weeks ended October 2, 2010 primarily relates to investments in software and equipment upgrades to the Company’s e-commerce platform and new store construction costs. Cash used in investing activities during the thirty-nine weeks ended October 3, 2009 primarily relates to investments in central office information technology systems and the acquisition of trademarks and other intellectual property.

Financing Activities. Cash used in financing activities was $7.2 million in the thirty-nine weeks ended October 2, 2010 which consisted primarily of cash used for repurchases of the Company’s common stock.  We had no cash flows from financing activities in the thirty-nine weeks ended October 3, 2009. No borrowings were made under our line of credit in either the thirty-nine weeks ended October 2, 2010 or October 3, 2009.

Capital Resources. As of October 2, 2010, we had a consolidated cash balance of $24.7 million, nearly 60% of which was held in the United Kingdom. We also have a line of credit, which we can use to finance capital expenditures, and working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective October 28, 2009. The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2011 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 2.05%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of October 2, 2010 we were in compliance with these covenants, (ii) there were no borrowings under our line of credit, (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $48.9 million available for borrowing under the line of credit.

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

In fiscal 2010, we expect to spend approximately $15 million on capital expenditures. Capital spending through the thirty-nine weeks ended October 2, 2010 totaled $10.2 million, on track with our full year plans. Capital spending in fiscal 2010 primarily relates to investments in software and equipment upgrades to the Company’s e-commerce platform and new store construction costs.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2011.

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

From the inception of our share repurchase program in 2007 through November 8, 2010, we have repurchased approximately 3.0 million shares of our common stock at an average price of $8.78 per share for an aggregate amount of $26.3 million.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of October 2, 2010, the book value of our investment in Ridemakerz had been reduced to zero. We still retained an ownership interest of approximately 26%. Under the current agreements, we could own up to approximately 27% of fully diluted equity in Ridemakerz.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest LIBOR plus 2.05%. We had no borrowings outstanding during the first nine months of fiscal 2010. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010, the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 4, 2010 – Jul. 31, 2010	-	$-	-	$27,701,610
Aug 1, 2010 – Aug. 28, 2010	442,501	$6.02	442,501	$25,037,959
Aug. 29 2010 – Oct. 2, 2010	237,431	$5.58	237,201	$23,714,009
Total	679,932	$5.87	679,702	$23,714,009

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

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

Date: November 11, 2010
BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary