Form 10-K
period 2011-01-01
BUILD A BEAR WORKSHOP INC
filed 2011-03-17
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 1, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒   No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $6.42 for the shares on the New York Stock Exchange on July 2, 2010) was $108,236,250 as of July 3, 2010.

As of March 15, 2011, there were 19,254,956 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 12, 2011 Annual Meeting are incorporated herein by reference.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is the leading and only international company providing a “make your own stuffed animal” interactive retail-entertainment experience. As of January 1, 2011, we operated 344 company-owned retail stores in the United States, Canada, the United Kingdom and Ireland, including 290 Build-A-Bear Workshop® stores in the United States and Canada and 54 Build-A-Bear Workshop stores in the United Kingdom and Ireland. In addition, franchisees operated 63 Build-A-Bear Workshop stores in other international locations. Our core concept is based on our guests making, personalizing and customizing their own stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.

We offer an extensive and coordinated selection of merchandise, including over 30 different styles of animals to be stuffed and a wide variety of clothing, shoes and accessories for the stuffed animals as well as other brand appropriate toy and accessory items. Our concept appeals to a broad range of age groups and demographics, including children, teens, parents and grandparents. We believe that our stores, which are primarily located in malls, are destination locations and draw guests from a large geographic reach. Our stores average approximately 2,700 square feet in size and have a highly visual and colorful appearance, including custom-designed fixtures featuring teddy bears and other themes relating to the Build-A-Bear Workshop experience.

We also market our products and build our brand awareness and equity in our countries of operation through national multi-media marketing programs that target our core demographic guests, principally parents and children. The program incorporates consistent messaging across a variety of media, and is designed to increase our brand awareness and store traffic and attract more first-time and repeat guests. In addition, our virtual world Web site, bearville.comTM, promotes brand connection and in-store products and events with branded games, activities and social connectivity features.

Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 90 million stuffed animals. We have grown our store base from 321 stores at the end of fiscal 2007 to 344 as of January 1, 2011.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced that the Board of Directors had authorized an increase in our share repurchase program to up to $50 million. On March 2, 2011, we announced that our share repurchase program had been extended to March 31, 2012.  As of March 15, 2011, we had $21.2 million of availability under the program.

Description of Operations

Guests who visit Build-A-Bear Workshop stores enter a teddy bear-themed environment consisting of eight stuffed animal-making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home®. To attract our target guests, we have designed stores that are open and inviting with an entryway that spans the majority of our storefront and are highly visual with colorful teddy bear themes and displays that create a “theme park” destination in the mall.  The duration of a guest’s experience can vary greatly depending on his or her preferences. While most guests choose to participate in the full animal-making process and all eight stations, a process which we believe averages 45 minutes to complete, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our Bear Buck$®and Cub Cash® gift certificates, Bearville Outfitters® game cards or pre-made animals in only a few minutes. We also offer a wide variety of animals and accessories on our e-commerce Web site, buildabear.com®.

We offer an extensive and coordinated selection of merchandise including approximately 30 to 35 varieties of animals to be stuffed, as well as a wide variety of other clothing and accessory items for the animals. Our clothing is inspired by human fashion and includes authentic details such as functional buttons, working pockets, belt loops and zippers and has child-friendly, easy-to-dress details such as an opening for the stuffed animal’s tail and adjustable closures to help fit any size animal. We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NFL®, NBA®, MLB® and FIFA™ team apparel, Skechers® shoes and Justice® clothing. We also tap into pop culture that is relevant to our guests by featuring merchandise such as the Wizards of Waverly Place bear and Alvin and the Chipmunks® stuffed animals.

While our concept is a unique combination of experience and product, we selectively promote seasonal products with special offers and promotions intended to maximize sales at peak traffic periods in the year. We expect to build upon our product and store promotions to drive store visits and conversion of shoppers. We also offer frequent shopper discounts associated with our Stuff Fur Stuff® club loyalty program and strategically use coupons and gift-with-purchase promotions to drive traffic to our stores.

As a retailer whose signature product is a stuffed animal that is typically purchased as a toy or gift, our sales are highest in our fourth quarter which ends on the Saturday nearest December 31 each year, followed by the first quarter.  The timing of holidays and school vacations can impact our quarterly results.  Historically, for North American stores, seasonality has not been a significant factor in our results of operations as the opening of new stores had mitigated the impact of the relative concentration of sales in the fourth quarter.  Our European-based stores have historically been more heavily weighted in the fourth quarter as compared to our North American stores.  We cannot ensure that this will continue to be the case.

Growth Strategy

Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand. Product innovation is key to our growth, as well as the full integration of our product, marketing and operations initiatives. We believe the focus on larger, limited edition animal introductions that launch approximately once a month creates a sense of urgency to shop and drives traffic to our stores, increases conversion and improves sales. Additional toy products outside of our core plush animals, yet consistent with our interactive and hands-on experience, will be selectively added to our assortment in order to get incremental purchases as well as add to transactions with make-your-own product to grow transaction value. We will continue to grow online engagement at bearville.com, as well as grow our e-commerce business. We are also exploring new opportunities for Build-A-Bear Workshop products to be sold outside of our current store base. We expect to grow our business by opening additional stores in the United States, Canada, the United Kingdom and Ireland, by the addition of new international stores opened through existing and new franchise agreements, and through the development of third party licensed products that promote Build-A-Bear Workshop as a lifestyle brand and build overall brand awareness.

We have increased our company-owned store locations throughout the United States, Canada and Puerto Rico from 321 at the end of fiscal 2007 to 344 as of January 1, 2011. In April 2006, we acquired Amsbra Limited, our former franchisee in the United Kingdom, as well as The Bear Factory Limited (collectively, the UK Acquisition), a stuffed animal retailer in the United Kingdom whose store locations we subsequently rebranded to the Build-A-Bear Workshop brand. In 2007, we discontinued our franchise agreement in France and opened three company-owned stores there.  In 2010, we closed our three stores in France.  As of January 1, 2011, we operated 54 stores in the United Kingdom and Ireland all under the Build-A-Bear Workshop brand.

In fiscal 2011, we expect to open two new stores in North America, compared to opening one new store in 2010, and three new stores in Europe, the same as in 2010. We believe there is a market potential for approximately 350 Build-A-Bear Workshop stores in North America and approximately 70 in the United Kingdom and Ireland. In addition, we currently operate Build-A-Bear Workshop stores in non-traditional retail locations including 11 temporary pop-up locations, three Major League Baseball® ballparks, one store located in the Saint Louis Zoo and one store at the St. Louis Science Center. In 2011, we expect locations to open in an airport and a children’s hospital.  Build-A-Bear Workshop stores are also operated within select Rain Forest Café® and T-Rex Café™ locations under licensing agreements with Landry’s® Restaurants.

We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, at either the landlord’s options or ours. Many of our initial leases have expiration dates in the next 18-24 months as well as other more recent leases that have termination or “kick out” options in the same time period. As part of our long-term market planning, we expect to close store locations, relocate other locations and open new locations to reflect changing market conditions and demographic shifts. We also expect to use temporary pop-up store locations with lease terms of twelve to twenty-four months to take opportunistic advantage of excess real estate availability as well as position markets for long term optimization in advance of long term lease decisions.  The terms of new leases may have financial increases reflecting current market conditions and if we execute termination rights, we may have expenses and charges associated with those closures.  In 2011, we expect to close five to ten stores in North America and one to three store in Europe as well as relocate four existing stores in North America.

We believe that there is continued opportunity to grow our Build-A-Bear Workshop concept and brand outside of North America, the United Kingdom and Ireland primarily through franchise agreements. Our goal is to have franchisees that are well capitalized and bring extensive retail and/or real estate experience. As of January 1, 2011, our franchisees operated 63 Build-A-Bear Workshop stores in twelve foreign countries under master franchise agreements on a country-by-country basis. We expect our franchisees to open approximately five to ten new stores in fiscal 2011, net of closures, under existing and anticipated franchise agreements. We believe there is a market potential for approximately 300 international stores outside North America, the United Kingdom and Ireland, which we expect to be primarily operated through new and existing franchise agreements. Although we expect to continue to open international stores primarily through franchise agreements, we may open additional company-owned stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland, as our international plans adjust to meet a variety of market conditions in additional countries.

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

In fiscal 2003, we began testing in certain markets a proprietary collection of Friends 2B Made® make-your-own dolls and related products. In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept. The closure plan affected our nine Friends 2B Made store locations, Friends 2B Made fixtures within approximately 50 Build-A-Bear Workshop stores, and the concept’s website. All Friends 2B Made locations were closed by the end of fiscal 2009. Eight of these locations were in or adjacent to a Build-A-Bear Workshop store.

We hold a minority interest in Ridemakerz, LLC (previously Retail Entertainment Concepts, LLC). Ridemakerz® is an early-stage company that has developed a wholesale toy product line and operates interactive retail stores, primarily in selected tourist locations, that allow guests, or customizers, to build and personalize their own model cars. The concept capitalizes on the universal love of cars and a widely popular car culture that crosses ages and demographics, although the primary targets are children and their families. In 2009, Ridemakerz undertook a major restructuring of its operations that included significant store closings. As a result, we reduced the book value of our equity method investment and receivable to zero in 2009. As of January 1, 2011, Ridemakerz operated five stores, including one location in Downtown Disney® District at the Disneyland® Resort in Anaheim, California and one location in Walt Disney World in Orlando, Florida.  In 2010, we provided advisory and support services to Ridemakerz in exchange for additional equity.

In response to an emerging trend of kids’ interaction and play increasingly occurring in the online space, in 2007 we updated our virtual world Web site used primarily by children, bearville.com, and we continue to enhance the site. The site is highly complementary to our store experience and positively enhances our core brand values while offering activity options and features that are tied back to in-store events. We believe that the launch of our virtual world Web site is a critical business strategy to further enhance our brand appeal with children and grow our store sales and that we have a unique competitive advantage over other virtual world sites due to our ability to provide both real world and virtual world experiences. We also believe the virtual world platform enhances our entertainment options. For example, in 2008 we introduced our stuffed animals Holly & Hal Moose® and their storybook. While the book was distributed through our stores and e-commerce websites, the virtual world allowed us to promote the characters and feature animated “webisodes” of the story for children to view throughout the holiday season. In 2009, the webisodes were expanded into a full length holiday TV special that aired on national television in the United States in 2009 and 2010 exposing our brand to millions of viewers.

We also believe that we will be able to generate revenue from the sale of products used exclusively on line in the virtual world space. Our research has shown that approximately one out of every three guests who complete our survey visit bearville.com before visiting our store and that over 40% of all animals registered in our stores by the key bearville.com demographic come online at the site, enhancing value for parents and engagement for kids. In 2008, we introduced virtual world products which are sold online and in our stores and in 2009 we expanded the offerings to include additional game cards as well as monthly and annual subscriptions to the site. Game cards can be used to buy exclusive virtual items, including rides, homes, furniture, clothing and accessories. Online subscriptions provide monthly credits and bonuses to members.

Product Development

Through our in-house design and product development team, we have developed a coordinated, creative and broad merchandise assortment, including a variety of animals, clothing, shoes and accessories. We believe our merchandise is an integral part of our concept and that the proprietary design of many of the products we offer is a critical element of our success, while the authentic and fashionable nature of our products greatly enhances our brand’s appeal to our guests. Our product development team regularly monitors current fashion and cultural trends in order to create products that are most appealing to our guests, often reflecting similar styling to the clothes our guests wear themselves. We test our products on an ongoing basis to ensure guest demand supports order quantities. Through our focused vendor relationships, we are able to source our merchandise in a manner that is cost-effective, maximizes our speed to market and facilitates rapid reorder of our best-selling items.

Our stuffed animal skins and clothing are produced from high quality man-made materials or natural fibers such as cotton, and the stuffing is made of a high-grade polyester fiber. We believe all of our products in our stores and online at buildabear.com meet Consumer Product Safety Commission requirements including the Consumer Product Safety Improvement Act (CPSIA) for Children’s Products. We also comply with American Society for Testing and Materials (ASTM), EN71 (European standards) and Canadian specifications for toy safety in all material respects. Our products are tested through independent third-party testing labs for compliance with toy safety standards. We believe we comply with governmental toy safety requirements specific to each country where we have stores. Packaging and labels for each product indicate to our guests the age grading for the product and any special warnings in accordance with guidelines established by the Consumer Product Safety Commission.

Our products have earned the Good Housekeeping Seal of Approval. The Good Housekeeping Seal, introduced in 1909, is earned by products that pass Good Housekeeping Institute review and is one of America’s most trusted consumer icons assuring consumers of a quality product. Seal-backed products are covered by Good Housekeeping’s two-year money-back warranty.

In order to increase store visits and give guests additional reasons for purchasing at our stores, we expect to expand our product assortment and our leadership in the toy industry by offering additional products to our core plush animals and related items that are consistent with our interactive and hands-on experience, some of which are proprietarily developed and some that come from other toy and accessory companies.  We believe the addition of complementary toy and accessory products will allow us to increase our sales and overall profitability.

Marketing

We believe that the strength of the Build-A-Bear Workshop brand is a competitive advantage and an integral part of our business strategy.  Our goal is to continue to build brand recognition as a destination that provides affordable, experience-based retail stores that appeal to a broad range of age groups and demographics.

Since February 2004, we have utilized fully integrated marketing programs that include direct marketing, online advertising, and other components as well as national television advertising in the United States. In the fourth quarter of 2010, we expanded our television advertising to the United Kingdom for the first time.  Our advertising expenditures were $18.5 million (4.2% of net retail sales) in fiscal 2010, $24.4 million (6.3% of net retail sales) in fiscal 2009 and $33.4 million (7.2% of net retail sales) in fiscal 2008, reflecting the continuation and further refinement of our marketing initiatives.

We employ a variety of different marketing tools and programs to drive traffic to our company-owned stores in North America and Europe and raise overall brand awareness and top of mind recall. We use television advertising that targets both children and adults to reach new guests, and periodically feature specific new product introductions and promotions as a call-to-action to visit our stores for both new and returning guests. We also have used radio, print and online advertising integrating our message across various touch points to maximize our reach to new and existing guests.  We leverage the database from our Stuff Fur Stuff club loyalty program of over four million active members in our direct mail and e-mail programs and provide information and e-commerce on our website, buildabear.com.  In 2010, we continued to expand our use of social media to better reach our mom target audience. We have also begun utilizing affiliate marketing opportunities in other on-line spaces that share our values and target demographic.

In 2007, we created a virtual world Web site, primarily for kids at bearville.com, with enhanced capabilities, customization options and social connectivity features which we use to promote our brand and raise awareness of in-store products and events.

Our Stuff Fur Stuff club loyalty program was introduced in the United States in 2007 as an update to our previous Buy Stuff Club program and rolled out to Canada in 2008. The program is designed to reward repeat guest visits. The program currently provides one point for each $1 spent, with a $10 discount certificate awarded for every 100 points. The data collected gives us insight into the overall purchasing history of members including visit frequency, items purchased and amounts spent on each visit and cumulatively over time. We continue to leverage this information and improve our direct mail effectiveness and response rates through additional targeting and personalization of communications and offers. We launched a version of the Stuff Fur Stuff program in the United Kingdom in fall of 2008 that does not provide discount certificates but keeps guests informed of new products and offers members special coupons and other seasonal offers.

Licensing and Strategic Relationships

We have developed licensing and strategic relationships with some of the leading retail and cultural organizations in North America and Europe. We believe that our guest base and brand strength make us an attractive partner and our customer research and insight allow us to focus on strategic relationships with other companies that we believe are appealing to our guests. We plan to continue to add strategic relationships with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice.

Product and Merchandise Licensing. We have key strategic relationships with select companies, including Disney®, Sanrio®, Skechers, Justice stores, Star Wars, MLB, NBA, NFL, the NHL®, FIFA and World Wildlife Fund US and Canada, in which we feature their brands on products sold in our stores. These strategic relationships allow both parties to generate awareness of their brands. We have also offered selected character and media-oriented products including Sanrio’s Hello Kitty, Disney’s Wizards of Waverly Place, Fox’s Alvin and the Chipmunks, The Squeakquel, Nickelodeon’s iCarly as well as the classic movie character, Rudolph the Red-Nosed Reindeer.

Promotional Arrangements. We have also developed promotional arrangements with select organizations. Our arrangements with Major League Baseball teams, including the Chicago Cubs®, St. Louis Cardinals™ and New York Mets® have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium.  In 2009, we partnered with McDonald’s® to feature limited edition, collectible mini Build-A-Bear Workshop animals in Happy Meals®.  We also have had arrangements featuring product sampling, cross promotions and shared media with companies such as Baskin-Robbins, Wonka Candy, Macy’s, FYE and Spirit Halloween stores.  In 2010 we partnered with teen celebrity, Victoria Justice, who will be our brand ambassador throughout 2011. The arrangement will also feature Victoria Justice 4 BABW branded merchandise available in our stores.

Third Party Licensing. We have continued a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop branded products including children’s furniture, fruit snacks, scrapbooking products, craft kits and bedding. We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability. We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise.  Our relationships with these companies have enabled us to have dedicated product space in other retailers such as Michaels Craft Shops, where we showcase our Build-A-Bear Craftshop® line of craft kits.  We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards. We have entered into or maintained licensing arrangements for our branded products with leading manufacturers including Pulaski Furniture, ConAgra Foods, Colorbok, Ellison Educational and Pem America. Many of our licensed products include a tie-in with our interactive Web site, bearville.com, and a bounce back offer to use in our stores or online.

Industry and Guest Demographics

While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible products are stuffed animals, including our flagship product, the teddy bear, a widely adored icon for over 100 years. According to data published by the Toy Industry Association and The NPD Group, sales of the traditional toy market were $21.9 billion in the United States (excluding video games) in 2010 with plush and doll sales having a combined 20.5% share of the traditional toy market. According to further data provided by The NPD Group, worldwide toy sales topped $83.9 billion dollars in 2009.

Our guests are diverse, spanning broad age ranges and socio-economic categories. Major guest segments include families with children, primarily ages three to twelve, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools. Based on information compiled from our guest database for 2010, the average age of the recipient of our stuffed animals at the time of purchase is nine years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.

According to the estimates by the United States Census Bureau, in 2009 there were over 62 million children age 14 and under in the United States. The size of this population group is projected to remain relatively stable over the next decade. Industry sources estimate direct spending by children in the United States at over $50 billion annually and that parents and family members spend an additional $170 billion annually on children. In addition, children influence billions of dollars in other family spending.

Employees and Training

In January 2011, we were recognized by Fortune magazine for the third consecutive year as one of their 100 Best Companies to Work For. We believe that this honor is the result of our commitment to providing a great experience for our diverse team of associates as well as our guests.  We have a distinctive culture that we believe encourages contribution and collaboration. We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance. All store managers receive comprehensive training through our Bear University program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores.

We extensively train our associates on the bear-building process and the guest experience. In fiscal 2010, we hired less than 3% of applicants for store manager positions. We focus on employing and retaining people who are friendly and committed to guest service. Our high employee retention rates contribute to the consistency and quality of the guest experience. Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys. Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded. We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.

As of January 1, 2011, we employed approximately 1,200 full-time and 4,300 part-time employees. We divide our store base into four geographic regions, with the United Kingdom and Ireland representing one of those regions. The regions are lead by our Chief Operations and Financial Bear and four Regional Workshop Managing Directors. Bearitory Leaders are responsible for each of our 32 store districts, or bearitories, consisting of on average, 11 stores. Historically, our stores generally have had a full-time Chief Workshop Manager, one full-time Assistant Workshop Manager, and one or two primarily part-time Associate Workshop Managers, in addition to part-time hourly Bear Builder® associates. The number of part-time employees fluctuates depending on our seasonal needs. In addition to the approximately 5,200 employees at our store locations, we employ approximately 200 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri, approximately 100 associates at our Bearhouse distribution center in Groveport, Ohio, and approximately 30 associates in our European Bearquarters in Windsor, England. We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants. Store managers and Bearquarters associates pass specific profile assessments. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

International Franchises

In 2003, we began to expand Build-A-Bear Workshop stores outside of the United States, opening company-owned stores in Canada and our first franchised location in the United Kingdom. As of January 1, 2011, there were 63 Build-A-Bear Workshop franchised stores located in the following countries:

Japan	9
South Africa	9
Denmark	9
Australia	9
Germany	8
Thailand	5
Singapore	4
Norway	3
Gulf States(1)	3
Mexico	3
Sweden	1

(1)	Gulf States agreement includes Kuwait, Bahrain, Qatar, Oman and the United Arab Emirates.

All stores outside of the U.S., Canada, the United Kingdom and Ireland are currently operated by third party franchisees under separate master franchise agreements covering each country. Master franchise rights are typically granted to a franchisee for an entire country or group of countries for a specified term. The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time franchise fee and continuing royalties based on a percentage of the franchisees’ stores sales. The terms of these agreements range up to 25 years with a franchisee option to renew for an additional term if certain conditions are met. All franchised stores have similar signage, store layout and merchandise characteristics to our company-owned stores. Our goal is to have well-capitalized franchisees with expertise in retail operations or franchising and real estate in their respective country. We collaborate with our franchisees in the development of their business, marketing and store growth plans. We review all franchisees’ orders for merchandise which are made in the same factories that produce products for our company-owned stores and advise our franchisees concerning their operational and business practices in an effort to ensure they are in compliance with our standards. We expect our current franchisees to open approximately five to ten new stores, net of closures, in fiscal 2011 in both existing and new countries.

Sourcing and Inventory Management

We do not own or operate any manufacturing facilities. Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China. We purchased approximately 73% of our inventory in fiscal 2010, approximately 80% in fiscal 2009 and approximately 81% in fiscal 2008 from three long standing vendors. After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing facilities in China that are approved by us in accordance with our quality control and labor standards. Our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification.

The CARE (Caring, Awareness, Responsible, Ethical) Process is the ICTI program to promote ethical manufacturing, in the form of fair labor treatment, as well as employee health and safety, in the toy industry supply chain worldwide. The program’s initial focus is in China, where 70 percent of the world’s toy volume is manufactured. In order to obtain this certification, each factory completed a rigorous evaluation performed by an accredited ICTI agent. Our vendors can be used interchangeably as each has a sourcing network for multiple product categories and can expand its factory network as needed. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.

The average time from the beginning of production to arrival of the products into our stores is approximately 90 to 120 days. Our weekly tracking and reporting tools give us the capability to adjust to shifts in demand. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating less productive items. Our distribution centers provide further logistical efficiencies for delivering merchandise to our stores.

Distribution and Logistics

We have a 350,000-square-foot distribution center near Columbus, Ohio which serves a majority of our stores in the United States.  We have a third-party distribution center in Toronto, Canada under an agreement that may be terminated with 120-day notice or when no work has been performed for 180 days. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2014.  This agreement contains clauses that allow for termination if certain performance criteria are not met.  In August 2010, we also engaged a third-party warehouse in southern California to service our West Coast stores.  The contract has a one year term and is renewable.

Transportation from the warehouses to the stores is managed by several third-party logistics providers. In the United States and Canada, merchandise is shipped by a variety of distribution methods and the method is alternated depending on the store and seasonal inventory demand. Key delivery methods are direct trucks through third-party pool points, ‘LTL’ (less-than truck load) deliveries, and direct parcel deliveries. Shipments from our third-party distribution centers are scheduled throughout the week in order to smooth workflow and stores that are part of the same shipping route are grouped together to reduce freight costs. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs. Back-up supplies, such as Cub Condo® carrying cases and stuffing for the animals, are often stored in limited amounts at local pool points.

Management Information Systems and Technology

Technology is a key component of our business strategy, and we are committed to utilizing technology to enhance our competitive position. Our information and operational systems utilize a broad range of both purchased and internally developed applications which support our guest relationships, marketing, financial, retail operations, real estate, merchandising, e-commerce and inventory management processes. Our employees can securely access these systems over a company-wide network. Sales, daily deposit and guest information are automatically collected from the stores’ point-of-sale terminals and kiosks on a near real time basis. We have developed proprietary software including our party scheduling system and domestic and international versions of our Name Me kiosk, which populates our Find-A-Bear® identification system. Data from these systems are used to support key decisions in all areas of our business, including merchandising, allocation and operations.

We regularly evaluate strategic information technology initiatives focused on competitive differentiation, support of corporate strategy and reinforcement of our internal support systems. Our critical systems are reviewed on a regular basis to evaluate disaster recovery plans and the security of our systems.

Competition

We view the Build-A-Bear Workshop experience as a distinctive combination of entertainment and retail with limited direct competition. Because our signature product is a stuffed animal, we compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and other discount chains.  Build-A-Bear Workshop was ranked by Playthings Magazine as the ninth largest toy retailer for retailers with continuing operations, based on 2008 revenues.  Since we develop proprietary products, we also compete indirectly with a number of companies that sell stuffed animals in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Russ Berrie, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for family time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues and online entertainment. Being a mall-based retailer, we also compete with other mall-based retailers for prime mall locations, including various apparel, footwear and specialty retailers.

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth and depth of the Build-A-Bear Workshop experience or operate as a national or international retail company.

We also believe that there is an emerging trend within children’s play patterns towards internet and online play. According to Emarketer.com, kids aged 8 to 11 reported that they spend between one and two hours online each day. In 2007, 24% of US child and teen Internet users visited virtual worlds. In 2011, an estimated 53% will do so. Therefore, we believe our bearville.com Web site competes with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com.

Intellectual Property and Trademarks

As of January 1, 2011, we had obtained over 238 U.S. trademark registrations, including Build-A-Bear Workshop for stuffed animals and accessories for the animals, retail store services and other goods and services, 36 issued U.S. patents with expirations ranging from 2013 through 2024 and over 399 copyright registrations. In addition, we have over 27 U.S. trademark applications pending. We also license three patents from third-parties, including a patent for the pre-stitching system used for closing up our stuffed animals after they have been stuffed (U.S. Patent No. 6,109,196). Pursuant to an exclusive patent license agreement with Tonyco, Inc. dated March 12, 2001, we were granted an exclusive license for use of the patent in retail stores similar to ours. While we have the right to sublicense the patent, the licensor has agreed not to grant competing license rights to any of our competitors. In the event that we or the licensor has reason to believe that a third party is infringing upon the patent, the licensor is generally required to bear the expenses required to maintain and defend the patent. The term of the agreement is for the full life of the patent and any improvements thereon. The term will expire in 2019 unless we terminate the agreement, upon notice to the licensor, or in the event that the patent lapses due to the licensor’s non-payment of maintenance taxes and fees for the patent. We paid the licensor $760,000 for the license. All payments due under the license have been made and no ongoing payments are required by us.

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

We also conduct business in foreign countries to the extent our merchandise is manufactured or sold outside the United States and we have opened stores outside the United States either directly or indirectly through franchisees. We filed, obtained or plan to file for registration of marks in foreign countries to the degree necessary to protect these marks, although our efforts may not be successful and there may be restrictions on the use of these marks in some jurisdictions.

Segments and Geographic Areas

We conduct our operations through three reportable segments consisting of retail, international franchising, and commercial. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland, and other retail operations, including our web-store and non-traditional store locations such as tourist venues, pop-up locations and ballpark stores. The international franchising segment includes the licensing activities of our franchise agreements with locations in Asia, Australia, Africa, the Middle East and Europe, outside of the United Kingdom and Ireland. The commercial segment includes our transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales.

Our reportable segments are primarily determined by the types of customers they serve and the types of products and services that they offer. Each reportable segment may operate in many geographic areas. See the financial statements included elsewhere in this Annual Report on Form 10-K for further discussion and financial information related to our segments and the geographic areas in which we operate.

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

While we invest heavily in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on customer traffic in the malls in which our stores are located. In order to generate guest traffic, we generally attempt to locate our stores in prominent locations within high traffic shopping malls. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations. We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. In addition, customer mall traffic may be reduced due to a loss of consumer confidence because of the economy, terrorism or war. If we are unable to generate sufficient guest traffic, our sales and results of operations would be harmed. A significant decrease in shopping mall traffic could have a material adverse effect on our financial condition and profitability. For example, the slower economy has caused our sales to decline and led us to slow our growth plans.

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

We continue to update and evaluate our marketing initiatives, focusing on brand awareness, new product news, timely promotions and rapidly changing consumer preferences. We may not be able to successfully engage children in our virtual world website, bearville.com, and achieve high enough traffic levels nor be able to leverage the site to drive traffic to our stores. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing programs and future marketing efforts that we undertake, including our ability to:

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

Our planned marketing expenditures may not result in increased total or comparable store sales or generate sufficient levels of product and brand awareness. We may not be able to manage our marketing expenditures on a cost-effective basis.

If we are not able to increase our comparable store sales trends, our results of operations and financial condition could be adversely affected.

Our comparable store sales for 2010 declined 2.0% following a 13.4% decline in fiscal 2009, a 14.0% decline in fiscal 2008, a 9.9% decline in fiscal 2007 and a 6.5% decline in fiscal 2006. We believe that global economic conditions continued to impact our comparable store sales in 2010.  We believe that the decrease in fiscal 2009 was primarily attributable to the continued economic recession and dramatic decrease in consumer sentiment and the decline in North American shopping mall traffic. We believe that the decrease in 2008 was primarily attributable to the economic recession and decrease in consumer disposable income, a continued decline in shopping mall customer traffic and changes in media strategies, online entertainment, children’s media consumption and play patterns. We believe that the decrease in 2007 was primarily attributable to a decline in shopping mall customer traffic and consumer spending on discretionary products, changes in media strategies, online entertainment, children’s media consumption and play patterns, competitive plush animal products and lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter. We believe that the decrease in 2006 was primarily the result of changing customer preferences, a decline in customer traffic, and the more difficult macro-economic conditions generally impacting consumer confidence and spending patterns. We believe the principal factors that will affect comparable store results include the following:

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

We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s options or ours. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters within the malls. In addition, the lease for our store in the Downtown Disney® District at the Disneyland® Resort in Anaheim, California provides that the landlord may terminate the lease at any time, subject to the payment of an early termination fee. As a result, we cannot assure you that the landlord will not exercise its right to terminate this lease.

In addition, most of our leases will expire within the next ten years and many of our initial leases are near completion and do not contain options to renew. We may not be offered a lease renewal by our landlord, may not be able to renew leases under favorable economic terms or maintain our existing store location thereby requiring additional capital expenditure to move the store location within the mall. Those locations may be in parts of the mall that have less traffic or be positioned further from our desired co-tenants and our ongoing sales and profitability results may be negatively affected. The terms of new leases may not be as favorable, increasing store expenses and impacting overall profitability. If we execute termination rights, we may have expenses and charges associated with those closures which could negatively impact our profitability.

Our growth strategy requires us to operate a significant number of stores in the United States, Canada, the United Kingdom and Ireland each year as well as open new store locations in these countries. If we are not able to operate these stores or to effectively manage the growth of additional stores, it could adversely affect our ability to grow and could significantly harm our profitability.

Our growth will largely depend on our ability to operate our stores successfully in the United States, Canada, the United Kingdom and Ireland as well as open additional stores in those countries. We opened 25, 50, and 35 stores in fiscal 2008, 2007 and 2006, respectively. We slowed new store growth considerably in 2009, opening one store, and in 2010 opening four stores, exclusive of temporary, pop-up locations.  We plan to continue this slower expansion in 2011. Our ability to identify and open new stores in future years in desirable locations and operate such new stores profitably is a key factor in our ability to grow successfully. We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new stores can be profitably operated. We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations. For example, in 2010, we closed five locations.  Prior to 2010, we had closed four stores since our inception (excluding four stores that we closed in connection with our 2006 acquisition of Amsbra and The Bear Factory). We may decide to close other stores in the future. In addition, our ability to open new stores and manage our growth will be limited to some extent by market saturation of our stores. Our ability to open new stores and to manage our growth also depends on our ability to:

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

In July 2005, we opened our flagship store in New York City. This store is much larger than our typical mall-based stores and, as such, we may be unable to generate revenues from this store at a level that justifies keeping the store open. Closing this store could not only have an adverse impact on our profitability, as the costs of opening this store were much larger than those for a typical store, but, as our flagship store, it could also have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.

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

We purchase our merchandise from domestic vendors who contract with manufacturers in foreign countries, primarily in China. Any event causing a disruption of imports, including the imposition of import restrictions or labor strikes or lock-outs, could adversely affect our business. For example, in fiscal 2002, we experienced disruption to our import of merchandise as well as increased shipping costs associated with a dock-worker labor dispute. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as increases in raw material and labor costs could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments which would impact our revenue and profit in various markets.

We rely on a few vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any manufacturing facilities. We purchased approximately 73% of our merchandise in fiscal 2010, approximately 80% in fiscal 2009 and approximately 81% in fiscal 2008, from three vendors. Our 2010 purchases included a significant purchase of non-proprietary toy products that were incremental to our traditional purchasing.  Excluding these purchases, we purchased approximately 80% of our merchandise from three vendors.  These vendors in turn contract for our orders with multiple manufacturing facilities located primarily in China for the production of merchandise. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.  Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

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

If we are not able to franchise new stores outside of the United States, Canada, the United Kingdom and Ireland, if we are unable to effectively manage our international franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening Company-owned stores in Canada and our first franchised location in the United Kingdom. We have continued to expand outside of our company-owned regions through franchising in a number of countries.As of January 1, 2011, there were 63 Build-A-Bear Workshop franchised stores located outside of the United States, Canada, the United Kingdomand Ireland. We cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing North American and European markets, which may cause these stores to be less successful than those in our existing markets. Additionally, our franchisees may experience merchandising and distribution expenses and challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to operate our European company-owned stores in the United Kingdom and Ireland profitably.

In April 2006, we acquired The Bear Factory Limited, a stuffed animal retailer in the United Kingdom owned by The Hamleys Group Limited, and Amsbra Limited, our former United Kingdom franchisee. Both The Bear Factory and Amsbra had losses in 2006, 2005 and prior fiscal years. Although we have realized benefits from these operations as part of our larger company, we may be unable to continue to do so on a consistent basis. In particular, we face business, regulatory and cultural differences from our domestic business, such as economic conditions,changes in foreign government policies and regulations and potential restrictions and costs to convert and repatriate currency, as well as other risks that we may not anticipate. We also face difficulties realizing benefits because we have less brand awareness than in the U.S., face higher labor and rent costs, and have different holiday schedules. In 2007, we terminated our French franchise agreement and opened three company-owned stores in France. We were unable to operate the stores in France profitably and in 2010, we closed all three of our company-owned stores in France.

Our leases in the United Kingdom and Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only”. We may be required to pay base rents that are significantly higher than we have forecast. For example, past rent reviews have resulted in increases as high as 40% in select locations within the United Kingdom. As a result of these and other factors, we may not be able to operate our European store locations profitably. If we are unable to do so, our results of operations and financial condition could be harmed and we may be required to record significant additional impairment charges.

We may suffer negative publicity or be sued if the manufacturers of our merchandise ship any products that do not meet current safety standards or production requirements or if our products are recalled or cause injuries.

Although we require our manufacturers to meet our product specifications and safety standards and submit our products for testing, we cannot control the materials used by our manufacturers. If one of these manufacturers ships merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, in 2009 we voluntarily recalled a product due to a possible safety issue, for which a vendor reimbursed us for certain related expenses. Negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Although we currently have liability insurance, we cannot assure you that it would cover product recalls, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future.

Portions of our business are subject to privacy and security risks. If we improperly obtain, or are unable to protect, information from our guests, in violation of privacy or security laws or expectations, we could be subject to liability and damage to our reputation.

Our website, bearville.com, features children’s games and in world e-mail and chat system.  In addition, our e-commerce site, buildabear.com, features e-cards and printable party invitations and thank-you notes and provides an opportunity for children under the age of 13 to sign up, with the consent of their parent or guardian, to receive our online newsletter. We currently obtain and retain personal information about our website users, store shoppers and Stuff Fur Stuff loyalty program members. In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear identification system. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulations include or may include requirements that companies establish procedures to:

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

We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our guest database and website. However, our security measures may not prevent security breaches. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If unauthorized third parties were able to penetrate our network security and gain access to, or otherwise misappropriate, our guests’ personal information, it could harm our reputation and, therefore, our business and we could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our website, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Such charges could adversely impact guest relationships and ultimately cause a decrease in net sales and also expose us to litigation and possible liability.

Our virtual world Web site, primarily for children, bearville.com, allows social interaction between users. While we have security features and chat monitoring, our security measures may not protect users’ identities and our online safety measures may be questioned which may result in negative publicity or a decrease in visitors to our site. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislation that are costly to implement and negatively impact our results.

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

We may suffer negative publicity or a decrease insales or profitability if the non-proprietary toy products we sell in our stores do not meet our quality standards or fails to achieve our sales expectations.

We expect to expand our product assortment to include interactive toy products manufactured by other toy companies. If sales of such products do not meet our expectations or are impacted by competitors’ pricing, we may have to take markdowns or employ other strategies to liquidate the product. If other toy companies do not meet quality standards or violate any manufacturing or labor laws, we suffer negative publicity and not realize our sales plans.

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

We rely on a company-owned distribution center to service the majority of our stores in North America, and our third-party distribution center providers used in the western United States, Canada and Europe may perform poorly.

The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada and Europe in a timely manner. We have a 350,000-square-foot distribution center in Groveport, Ohio. We rely on this company-owned distribution center to receive, store and distribute merchandise for the majority of our North America stores. We rely on third parties to manage all of the warehousing and distribution aspects of our business on the West Coast of the United States, in Europe and a portion of our operations in Canada. Any significant interruption in the operation of the distribution centers due to natural disasters and severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could increase our costs associated with our supply chain.

Our market share may be adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we are mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. As a retailer whose signature product is a stuffed animal that is typically purchased as a toy or gift, we also compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and other discount chains, as well as with a number of manufacturers that sell plush toys in the United States and Canada, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Russ Berrie, Applause, Boyds, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that currently none of these companies offers the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot assure you that they will not compete directly with us in the future.

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

We also believe that there is an emerging trend within children’s play patterns towards electronic toys, internet and online play. According to Emarketer.com, kids aged 8 to 11 reported that they spend between one and two hours online each day. In 2007, 24% of US child and teen Internet users will visit virtual worlds. By 2011, an estimated 53% will do so. Therefore, we believe our Web site, bearville.com, competes with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com. A growing number of traditional children’s toy and entertainment companies have also developed their own virtual world online play sites including Barbie.com® and McWorld. We cannot assure you that children’s preferences for our products will remain strong or that our on line Web site for children, bearville.com, will be successful in attracting children to our brand. If children decide to engage with other products or Web sites, our sales will be negatively impacted and our results will be materially impacted.

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

In 2008 and 2009, the general economic and capital market conditions in the United States and other parts of the world deteriorated significantly. These conditions adversely affected borrowers’ access to capital and increased the cost of capital. Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the capital markets or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered into in 2000 and has been extended annually since then and currently expires December 31, 2012.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Stores

As of January 1, 2011, we operated 290 retail stores located primarily in major malls throughout the United States, Canada and Puerto Rico, 52 stores located in the United Kingdom and two stores in Ireland. Our North American mall-based stores generally range in size from 2,000 to 4,000 gross square feet and average approximately 2,800 square feet, while our tourist location stores currently range up to 7,000 square feet and our flagship store in New York City is approximately 20,000 square feet. Our stores are highly visual and colorful featuring a teddy bear theme and larger than life details including a “sentry bear” at the front entry, custom-designed fixtures as well as a customized Build-A-Bear Workshop tile logo in our entryway. Our stores are designed to be open and inviting so that guests can fully immerse in the shopping experience and actively participate in the creation and customization of their purchase. Our typical store features one or two stuffing machines, three to five Name Me computer stations and numerous displays of fully-dressed stuffed animals throughout the store. We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as a proprietary forecasting model that projects a potential location’s first year sales. We have identified additional target sites that meet our criteria for new stores in new and existing markets. We seek to locate our mall-based stores in areas with maximum customer traffic, often near to or in the center of the mall, as well as offering adjacencies to other children, teen and family retailers. After we approve a site, it typically takes approximately 26 weeks to finalize the lease, design the layout, build out the site, hire and train associates, and stock the store for opening.

We lease all of our store locations. Due to our attraction as a family-oriented entertainment destination concept, we have received numerous requests from mall owners and developers to locate a Build-A-Bear Workshop store in their malls. We believe that we generally have negotiated favorable lease terms including provisions providing for exclusivity of operation of our concept in the mall. Our stores are located in a variety of shopping center types.  As of January 1, 2011, the distribution of our stores is as follows:

Super regional center	200
Regional center	108
Open air lifestyle center	17
Outlet center (1)	8
Other (theme, NYC, concession)	11
Total company-owned stores	344
Temporary pop-up locations	11
Other (ballparks, zoo)	4

Total company-owned retail locations	359

(1)	Build-A-Bear Workshop stores in outlet centers are not merchandised with outlet merchandise.

Most of our leases have an initial term of ten years and do not have renewal options or clauses although our leases in the United Kingdom are typically covered by laws and regulations that give us priority rights of renewal. A number of our leases provide a lease termination or “kick out” option, which may be mutual, allowing either party to exercise the option in a pre-determined year or years, typically the third or fourth year and sixth or seventh year of the lease, if we do not meet certain agreed upon minimum sales levels. In addition, our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Most of our leases in North America also require the payment of a fixed minimum rent as well as percentage rent based on sales in excess of agreed upon minimum annual sales levels. Our leases in the United Kingdom and Ireland typically have rent reviews every five years in which the base rental rate is adjusted to current market rates if they are higher than the original rent agreed.

Following is a list of our 344 company-owned stores in the United States, Canada, the United Kingdom and Ireland as of January 1, 2011:

State	Number of Stores
Alabama	5
Alaska	1
Arizona	5
Arkansas	3
California	26
Colorado	6
Connecticut	5
Delaware	1
Florida	20
Georgia	8
Idaho	1
Illinois	9
Indiana	7
Iowa	3
Kansas	2
Kentucky	3
Louisiana	5
Maine	2
Maryland	5
Massachusetts	9
Michigan	5
Minnesota	2
Mississippi	1
Missouri	7
Montana	1
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	12
New Mexico	1
New York	13
North Carolina	9
Ohio	10
Oklahoma	2
Oregon	3
Pennsylvania	11
Puerto Rico	1
Rhode Island	1
South Carolina	3
Tennessee	5
Texas	24
Utah	3
Virginia	10
Washington	6
West Virginia	1
Wisconsin	5

Canadian Province	Number of Stores
Alberta	3
British Columbia	3
Manitoba	1
Nova Scotia	1
Ontario	10
Quebec	3
Saskatchewan	1
United Kingdom
England	44
Scotland	6
Wales	1
Northern Ireland	1
Ireland	2

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

In the United Kingdom, we lease approximately 2,000 square feet for our regional headquarters in Windsor, England. The lease commenced in August 2003. The lease can be terminated at any time by either party giving notice of termination six months prior to cancellation.

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

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$7.43	$4.50	$6.65	$3.34
Second Quarter	$9.76	$6.37	$7.27	$4.05
Third Quarter	$7.45	$4.85	$5.62	$4.12
Fourth Quarter	$9.24	$5.54	$6.78	$4.45

As of March 15, 2011, the number of holders of record of the Company’s common stock totaled approximately 2,739.

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

The performance graph starts on January 1, 2006 and ends on December 31, 2010, the last trading day prior to January 1, 2011, the end of our fiscal 2010. The graph assumes that $100 was invested on January 1, 2006 in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast the possible future performance of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Oct. 3, 2010 – Oct. 30, 2010	764	$6.34	-	$23,714,009
Oct. 31, 2010 – Nov. 27, 2010	-	$-	-	$23,714,009
Nov. 28 2010 – Jan. 1, 2011	109	$7.45	-	$23,714,009
Total	873	$6.47	-	$23,714,009

(1)
Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated as the closing trading price of our common stock on the date the relevant transaction occurs.

(2)
On March 2, 2011, we announced the further extension of our $50 million share repurchase program of our outstanding common stock until March 31, 2012. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchase activity may be increased, decreased or discontinued at any time without notice. Shares purchased under the program are subsequently retired. As of March 15, 2011, we had $21.2 million of availability under the program.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of fiscal 2010.

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

ITEM 6. SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended January 1, 2011, January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006, as fiscal years 2010, 2009, 2008, 2007 and 2006, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. Fiscal years 2010, 2009, 2007 and 2006 included 52 weeks and fiscal year 2008 included 53 weeks. All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks, with the exception of the fourth quarter of fiscal 2008 which included 14 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week or 14-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data as of January 1, 2011 and January 2, 2010 and the statement of operations and other financial data for our fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009  are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of January 3, 2009, December 29, 2007 and December 30, 2006, and the statement of income and other financial data for our fiscal years ended December 29, 2007 and December 30, 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Statement of income data:
Total revenues	$401,452	$395,906	$468,316	$475,360	$437,462
Costs and expenses:
Cost of merchandise sold	239,556	247,511	270,918	260,077	227,899
Selling, general and
administrative	163,910	161,692	185,608	177,375	158,712
Store preopening	708	90	2,410	4,416	3,958
Store closing	-	981	2,952	-	-
Losses from investment in affiliate	-	9,615	-	-	-
Interest expense
(income), net	(250)	(143)	(799)	(1,531)	(1,530)
Total costs and
expenses	403,924	419,746	461,089	440,337	389,039
Income (loss) before income taxes	(2,472)	(23,840)	7,227	35,023	48,423
Income tax expense (benefit)	(2,576)	(11,367)	2,663	12,514	18,933
Net income (loss)	$104	$(12,473)	$4,564	$22,509	$29,490
Earnings (loss) per common share:
Basic	$0.01	$(0.66)	$0.24	$1.11	$1.46
Diluted	$0.01	$(0.66)	$0.24	$1.10	$1.44
Shares used in computing common
per share amounts:
Basic	18,601,465	18,874,352	19,153,123	20,256,847	20,169,814
Diluted	19,034,048	18,874,352	19,224,273	20,448,793	20,468,256

	Fiscal Year
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Other financial data:
Retail gross margin ($) (1)	$155,128	$142,572	$190,500	$209,090	$205,063
Retail gross margin (%) (1)	40.1%	36.7%	41.3%	44.7%	47.4%
Capital expenditures, net (2)	$14,649	$8,148	$23,215	$37,235	$54,036
Depreciation and
amortization	26,976	28,487	28,883	26,292	22,394

Cash flow data:
Cash flows provided by
operating activities	$22,021	$23,990	$23,615	$56,374	$53,035
Cash flows used in
investing activities	(13,766)	(8,898)	(26,629)	(40,938)	(93,772)
Cash flows provided by (used in)
financing activities	(7,216)	-	(14,024)	(3,052)	3,537

Store data (3):
Number of stores at end of period
North America	290	291	292	272	233
Europe	54	54	54	49	38
Total stores	344	345	346	321	271
Square footage at end of period
North America	841,600	846,373	856,504	810,208	712,299
Europe (4)	77,870	77,520	77,520	70,577	56,701
Total square footage	919,470	923,893	934,024	880,785	769,000
Average net retail sales per
store (5) (6)	$1,030	$1,044	$1,329	$1,576	$1,761
Net retail sales per gross square
foot - North America (6) (7)	$356	$358	$445	$516	$573
Consolidated comparable store sales
change (%) (8)	(2.0)%	(13.4)%	(14.0)%	(9.9)%	(6.5)%

Balance sheet data:
Cash and cash equivalents	$58,755	$60,399	$47,000	$66,261	$53,109
Working capital	51,671	53,865	38,880	40,090	28,731
Total assets	275,794	284,273	300,152	339,531	305,170
Total stockholders' equity	157,713	164,780	167,725	193,608	170,443

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

(3)	Excludes our webstore and pop-up, seasonal and event-based locations.
(4)	Square footage for stores located in Europe is estimated selling square footage and includes stores in the United Kingdom, Ireland and France.
(5)	Average net retail sales per store represents net retail sales from stores open throughout the entire period in North America divided by the total number of such stores.
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

Overview

We are the leading, and only international, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals. The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents. As of January 1, 2011, we operated 290 stores in the United States, Canada and Puerto Rico, 52 stores in the United Kingdom and two stores in Ireland, and had 63 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we sell our products on our e-commerce Web site, buildabear.com and market our products and build our brand through our “virtual world” Web site, bearville.com, which complements our interactive shopping experience and positively enhances our core brand value. We also operate non-traditional store locations in Major League Baseball ballparks, 11 temporary pop-up locations, one location in a zoo and one location in a science center.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former United Kingdom franchisee. The results of the acquisitions’ operations have been included in the consolidated financial statements since that date. We are currently operating 36 of the acquired stores, having permanently closed four locations during transition. Since 2006, our European operations have grown to 54 stores. We have improved sales performance and adopted internal best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base that resulted in improved sales and earnings from the acquisition.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom and Ireland, a webstore and seasonal, event-based locations;
•	International stores operated under franchise agreements; and
•	Transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales.

Selected financial data attributable to each segment for fiscal 2010, 2009 and 2008, are set forth in Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Expansion and Growth Potential” subsections of this Overview.

We believe that we have developed an appealing retail store concept that, for North American stores open for the entire year, averaged $1.0 million in fiscal 2010 and fiscal 2009 and $1.3 million in fiscal 2008 in net retail sales per store. For a discussion of the changes in comparable store sales in fiscal years 2010, 2009 and 2008, see “— Revenues” below. Store contribution, which consists of income (loss) before income tax expense (benefit); interest; store depreciation, amortization and impairment; store preopening expense; store closing expense; losses from investment in affiliate and general and administrative expense, excluding franchise fees, income from commercial activities and contribution from our webstore, pop-ups and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore, pop-ups and seasonal and event-based locations, was 15.3% for fiscal 2010,12.4% for fiscal 2009 and 16.0% for fiscal 2008.  Total company net income as a percentage of total revenues was 0.0% for fiscal 2010 and 1.0% for fiscal 2008.  Total company net loss as a percentage of total revenues was 3.2% for fiscal 2009. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. Net income increased in 2010 due to stable store sales trends, continued cost reductions, improvements in margin and leverage of fixed costs.  Additionally, certain non-cash charges included in 2009 did not recur, or were significantly lower in 2010.  Net income declined in 2009 and 2008 due primarily to the decrease in comparable store sales and in 2009 due to the impact of certain non-cash charges.  In 2009 and 2008, merchandise margin improvement was more than offset by fixed occupancy cost deleverage due primarily to the decrease in comparable store sales.

In 2008, 2009 and 2010, our results reflect the challenging retail environment – economic recession, declining mall traffic, and slowing consumer spending – factors impacting many retailers and particularly our company given the discretionary nature of our products and our experience. In 2010, our store contribution increased, primarily due to a significant decrease in store asset impairment charges as compared to 2009 as well as improvements in margin and leverage of fixed store costs.  In 2009 and 2008, our total store contribution declined, primarily due to 13.4% and 14.0% decreases in comparable store sales, respectively. This decrease in total store contribution was partially offset by approximately $25 million in cost reductions in North America in 2009.

Our 2011 plan balances our long term business goals while recognizing the continuing challenges of the retail environment. While we believe our market potential in North America remains more than 350 stores, we will open two new stores in North America in 2011, compared to one in 2010, excluding temporary pop-up locations. In the United Kingdom and Ireland, we believe our market potential is approximately 70 locations and we plan to open three new stores in 2011, the same as in 2010. This slower pace of new store growth allows us to focus on our business and align all operations around our goals of new guest acquisition and guest retention aimed at improving our comparable stores sales performance, while also building our long term brand value. Our growth strategy is to develop and expand the reach of the Build-A-Bear Workshop brand through product innovation and the full integration of product, marketing and operations to create a sense of urgency to shop, thereby increasing store traffic, increasing conversion and improving sales. We will continue to look for opportunities to add other toy products outside of our core plush animals, yet consistent with our interactive and hands-on experience when we see an opportunity to drive incremental purchases. We plan to continue to improve our online and e-commerce business, as well as grow our virtual world engagement through bearville.com. We intend to refine our marketing programs balancing communication with new and existing guests and place emphasis on our product newness and collectibility, a fundamental strength of our brand. In 2009, we implemented cost reduction initiatives that resulted in approximately $25 million in pre-tax savings. We were able to maintain these savings in 2010.  We ended fiscal 2010 with no borrowings under our bank loan agreement and with $59 million in cash and cash equivalents after investing $15 million in capital projects and $7 million in share repurchases.  Our 2010 comparable store sales trend reflected a significant improvement over 2009, and we believe that our business strategies, strong store contribution model, strong cash flow and flexible capital structure will deliver long term sales and earnings growth.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our webstore and other non-store locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks, gift cards and third party credit cards to make purchases. We classify stores as new or comparable stores and do not include our webstore or seasonal, event-based locations in our store count or in our comparable store calculations. Stores enter the comparable store calculation in their thirteenth full month of operation and as such, European stores were not included for 2007. If a store relocation or remodel results in a significant change in square footage, the net retail sales for that location are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the change. In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept.  By the end of fiscal 2009, all Friends 2B Made locations were closed. All but one of these locations were inside or adjacent to a Build-A-Bear Workshop store and shared common store management, employees and infrastructure. Other than one stand-alone store in Ontario, California, these locations were considered expansions of the existing Build-A-Bear Workshop store and were not considered an addition to our total store count. The net retail sales of these expanded Build-A-Bear Workshop stores were excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the expansion as well as after the subsequent closure.

We have a loyalty program with a frequent shopper reward feature in North America, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. On a quarterly basis, an estimate of the obligation related to the program, based on actual points and certificates outstanding and historical point conversion and certificate redemption pattern, is recorded as an adjustment to deferred revenue and net retail sales. At the time of redemption of the $10 discount, the deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales. As the reward certificates can be earned or redeemed at any of our store locations, we account for changes in the deferred revenue account at the total company level only. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in the deferred revenue amount. See “Critical Accounting Estimates” for additional details on the accounting for the deferred revenue program.

We use net retail sales per gross square foot and comparable store sales as performance measures for our business. The following table details net retail sales per gross square foot by age of store for the periods presented:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Net retail sales per gross square foot - North America (1) (2)
Store Age > 5 years (194, 164 and 145 stores, respectively)	$370	$372	$448
Store Age 3-5 years (71, 62 and 54 stores respectively)	$321	$341	$455
Store Age <3 years (21, 59 and 73 stores, respectively)	$317	$333	$432
All comparable stores	$356	$358	$445

(1)
Net retail sales per gross square foot represents net retail sales from North American stores open throughout the entire period divided by the total gross square footage of such stores. Calculated on an annual basis only.

(2)	Excludes our webstore, pop-up and seasonal and event-based locations.

The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Comparable store sales change - North America (%) (1) (2)
Store Age > 5 years (194, 164 and 145 stores, respectively)	(0.4)%	(15.1)%	(16.0)%
Store Age 3-5 years (71, 62 and 54 stores respectively)	(3.3)%	(17.7)%	(16.0)%
Store Age <3 years (21, 59 and 73 stores, respectively)	(3.8)%	(22.2)%	(20.2)%
Total comparable store sales change	(1.2)%	(16.7)%	(16.8)%

Comparable store sales change - Europe (%) (1) (2)	(5.5)%	5.0%	7.7%

Comparable store sales change - Consolidated (%) (1) (2)	(2.0)%	(13.4)%	(14.0)%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.
(2)	Excludes our webstore, pop-up and seasonal and event-based locations.

Our older stores consistently perform the best on both a sales per square foot and a comparable store sales basis.

Fiscal 2010 consolidated comparable store sales decreased by 2.0%, including a 5.5% decrease in Europe and a 1.2% decrease in North America (full year comparable store sales are compared to the 52 week period ended Jan. 2, 2010). We believe the decline in consolidated comparable store sales was attributed primarily to the following factors:

•
the continuing impact of the economic recession and resulting pullback in consumer spending impacted our comparable store sales particularly in Europe.  While these factors impact many retailers, we believe that they impact our comparable store sales particularly given the discretionary nature of our products and our experience.

•
We believe that our product selection and improved integration of product marketing and store operations positively impacted our North American comparable store sales trend in 2010 by improving our average transaction value.

Fiscal 2009 consolidated comparable store sales decreased by 13.4%, including a 5.0% increase in Europe and a 16.7% decline in North America (full year comparable store sales are compared to the 52 week period ended Jan. 3, 2009).  We believe the decline in consolidated comparable store sales was attributed primarily to the following factors:

•	the economic recession and dramatic decrease in consumer sentiment resulted in a pullback in consumer spending and impacted our comparable store sales; and
•
the slowdown in North America shopping mall customer traffic during fiscal 2009 compared to fiscal 2008 impacted the number of new and returning guests visiting our stores and therefore our comparable store sales. The comparable store sales decline included both a decrease in the number of transactions and a decrease in the average transaction value.

Commercial revenue: Commercial revenue, formerly referred to as licensing revenue, includes the company’s transactions with other businesses, mainly through wholesale and licensing transactions.  Revenue from licensing activities is generally based on a percentage of sales made by licensees to third parties and is recognized at the time the product is shipped by the licensee or at the point of sale.  We have entered into a number of licensing arrangements whereby third parties manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop trademark.  Historically, revenue from wholesale product sales included revenue from merchandise sold at stores operated by Landry’s restaurants.  In 2010, it also includes two transactions totaling $6.4 million with no associated gross margin.

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

As of January 1, 2011, we had 63 stores, including 10 opened and 12 closed in fiscal 2010, operating under franchise arrangements in the following countries:

Japan	9
South Africa	9
Denmark	9
Australia	9
Germany	8
Thailand	5
Singapore	4
Norway	3
Gulf States(1)	3
Mexico	3
Sweden	1

(1)	Gulf States agreement includes Kuwait, Bahrain, Qatar, Oman and the United Arab Emirates

Costs and Expenses

Cost of merchandise sold and retail gross margin: Cost of merchandise sold includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers.  Retail gross margin is defined as net retail sales less the cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, and store supplies, as well as central office general and administrative expenses, including costs for virtual world maintenance, management payroll, benefits, stock-based compensation, travel, information systems, accounting, insurance, normal store closings, legal and public relations. These expenses also include depreciation and amortization of central office leasehold improvements, furniture, fixtures and equipment as well as the amortization of intellectual property costs.

Central office general and administrative expenses grew over time in order to support the increased number of stores in operation. In 2009, we achieved $22 million in savings in selling, general and administrative expenses including marketing, central office payroll and outside services. Advertising increased significantly with the introduction in fiscal 2004 of our national television and online advertising campaign. We decreased the level of advertising expense as a percentage of net retail sales in fiscal 2010 as compared to fiscal 2009 which was a decrease from fiscal 2008.  We anticipate 2011 advertising expense to be consistent with 2010. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.

We have share-based compensation plans covering the majority of our management groups and our Board of Directors. We account for share-based payments utilizing the fair value recognition provisions of Accounting Standards Codification (ASC) Section 718 – Stock Compensation. We recognize compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award.  In 2010, we recorded stock based compensation of approximately $4.8 million ($2.9 million net of tax). In 2009, we recorded stock-based compensation of approximately $4.3 million ($2.6 million net of taxes). In 2008, we recorded stock based compensation of $3.6 million ($2.2. million net of tax).

Store preopening: Preopening costs are expensed as incurred and include store set-up, certain labor and hiring costs, and rental charges incurred prior to a store’s opening.

Store closing: Store closing costs include costs associated with the closure of our Friends 2B Made concept including, but not limited to, long-lived asset impairment, lease termination and other costs.

Losses from investment in affiliate. Equity losses from investment in affiliate are the result of the allocation of losses related to our investment in Ridemakerz, LLC. Ridemakerz, an early-stage company still in its start-up phase, has incurred substantial losses including charges resulting from a major restructuring of its operations that included store closings. Under the agreements in place in 2009, we were the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions. All of the priority equity members’ capital was reduced to zero in the fiscal 2009 second quarter. We continued to provide services to Ridemakerz in exchange for equity in 2010.  The book value of our investment was $-0- at January 1, 2011 and January 2, 2010.  These services will be significantly reduced in 2011.

Expansion and Growth Potential

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France for the last three fiscal years can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Beginning of period	345	346	321
Opened	4	1	25
Closed	(5)	(2)	—
End of period	344	345	346

On April 2, 2006 we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom and Ireland, and Amsbra Limited, our former United Kingdom franchisee. We are currently operating 36 of the acquired stores, having permanently closed four locations during transition. We currently operate 52 stores in the United Kingdom and two stores in Ireland.  In 2010, we closed our three stores in France.

The Friends 2B Made stores are not included in the number of store openings in fiscal 2009 or 2008 as noted above but rather are considered expansions of Build-A-Bear Workshop stores. In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept; concept closure was completed in the fiscal 2009 third quarter.

In fiscal 2010, we opened one Build-A-Bear Workshop store in North America, two in the United Kingdom and one in Ireland. In fiscal 2011, we anticipate opening two Build-A-Bear Workshop stores in North America and three in the United Kingdom. We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States, Puerto Rico and Canada and 70 stores in the United Kingdom and Ireland.

Non-store Locations:

In 2004 we began offering merchandise in seasonal, event-based locations such as Major League Baseball ballparks. We expect to expand our future presence at select seasonal and non-traditional locations contingent on their availability.  As of January 1, 2011, we had a total of three ballpark locations. We opened our first store in a zoo during fiscal 2006 and our first store in a science center during fiscal 2007.  In 2010, we opened our first pop-up stores.  Pop-up stores are temporary locations that generally have lease terms of six to eighteen months and are excluded from our store count.  These locations are intended to capitalize on short-term opportunities in specific locations.  As of January 1, 2011, 11 pop-up stores were open.

Commercial Revenue:

In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products.  These agreements generated revenue of $2.8 million in 2010, $2.5 million in 2009 and $2.7 million in 2008.  In addition to our normal wholesale business, in 2010, we had two wholesale transactions totaling $6.4 million with no gross margin. We anticipate entering into additional license and wholesale agreements in the future.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. The number of international, franchised stores opened and closed for the periods presented below can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Beginning of period	65	62	53
Opened	10	10	16
Closed	(12)	(7)	(7)
End of period	63	65	62

As of January 1, 2011, we had 12 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 16 countries. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We expect our current and future franchisees to open five to ten stores in fiscal 2011, net of closures. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom and Ireland, which we expect to be operated primarily by new and existing franchisees.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Revenues:
Net retail sales	96.4%	98.1%	98.4%
Commercial revenues	2.8	1.0	0.7
Franchise fees	0.8	0.8	0.9
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	60.1	63.1	58.4
Selling, general, and administrative	40.8	40.8	39.6
Store preopening	0.2	0.0	0.5
Store closing	-	0.2	0.6
Losses from investment in affiliate	-	2.4	-
Interest expense (income), net	(0.1)	(0.0)	(0.2)
Total costs and expenses	100.6	106.0	98.5

Income (loss) before income taxes	(0.6)	(6.0)	1.5
Income tax expense (benefit)	(0.6)	(2.9)	0.6
Net income (loss)	0.0	(3.2)	1.0
Retail gross margin (%) (2)	40.1%	36.7%	41.3%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold. Retail gross margin was $155.1 million, $142.6 million and $190.5 million in 2010, 2009 and 2008, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended January 1, 2011 (52 weeks) Compared to Fiscal Year Ended January 2, 2010 (52 weeks)

Total revenues. Net retail sales decreased to $387.2 million for fiscal 2010 from $388.6 million for fiscal 2009, a decrease of $1.4 million, or 0.4%.  Comparable store sales decreased $7.2 million in fiscal 2010, or 2.0% and sales from non-comparable locations decreased $2.1 million.  Partially offsetting these decreases is an increase of $4.3 million related to the revenue deferral under our customer loyalty program.  This year-end adjustment represented a refinement in the calculation used to estimate the liability that also took into account the change in member's redemption patterns experienced in 2010.  This increase was partially offset by $1.9 million of revenue deferred throughout the year as estimated under the previous approach.   Increases in net retail sales resulted from sales in new stores and increases in sales over the Internet of $2.4 million and $1.2 million, respectively.  Other increases totaling $1.9 million came from sales at non-store locations which includes pop-up locations, other retail revenues and the impact of foreign currency exchange rates.

Commercial revenue, formerly referred to as licensing revenue, was $11.2 million in fiscal 2010 compared to $4.0 million in fiscal 2009. This increase was primarily due to $6.4 million in non-recurring wholesale transactions.  Excluding these transactions, commercial revenues increased $0.8 million reflecting the introductionof Build-A-Bear Craftshop kits. Revenue from international franchise fees decreased to $3.0 million for fiscal 2010 from $3.4 million for fiscal 2009, a decrease of $0.4 million. This decrease was primarily due to continuing adverse global economic conditions.

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, increased to $158.9 million for fiscal 2010 from $145.0 million for fiscal 2009, an increase of $13.8 million, or 9.5%.  Retail gross margin increased to $155.1 million in fiscal 2010 from $142.6 million in fiscal 2009, and increase of $12.6 million or 8.8%.  As a percentage of net retail sales, retail gross margin increased to 40.1% for fiscal 2010 from 36.7% for fiscal 2009, an increase of 340 basis points as a percentage of net retail sales (bps).  This improvement in margin was primarily attributable to a 110 basis point improvement resulting from the significant reduction in asset impairment charges in 2010 as compared 2009.  Additionally, we achieved 100 basis points of improved leverage on fixed occupancy costs and a 70 basis point improvement in merchandise margin along with other improvements in distribution and purchasing.

Selling, general and administrative. Selling, general and administrative expenses were $163.9 million for fiscal 2010 as compared to $161.7 million for fiscal 2009, an increase of $2.2 million, or 1.4%. As a percentage of total revenues, selling, general and administrative expenses were 40.8% for fiscal 2010, the same as in 2009. The dollar increase was primarily attributable to $1.6 million in charges related to the closure of our stores in France and increases in corporate payroll costs primarily related to a bonus.  These increases were partially offset by marketing savings and improved leverage on store salaries and other fixed overhead costs.

Store preopening. Store preopening expense was $0.7 million for fiscal 2010 as compared to $0.1 million for fiscal 2009. The increase was primarily due to opening four stores in fiscal 2010 as compared to one in 2009. These amounts include preopening rent expense of $0.1 million for 2010 and $9,000 for fiscal 2009. Preopening expenses include expenses for stores that have opened including temporary popup locations, as well as some expenses incurred for stores that will be opened at a later date.

Store closing. Store closing expenses of $1.0 million for fiscal 2009 related to the closure of the Friends 2B Made concept and consisted primarily of lease termination charges, inventory write-offs and construction costs incurred to reformat locations for return to the landlord.

Losses from investment in affiliate. Losses from investment in affiliate of $9.6 million fiscal 2009 are losses related to our investment in Ridemakerz. The losses incurred in 2009 are comprised of a $7.5 million non-cash charge of Ridemakerz net loss allocations, a $1.0 million non-cash impairment charge and a $1.1 million write-off of Ridemakerz outstanding receivable.  As the investment was written down to zero in 2009, no loss allocations charges were recorded in 2010.

Interest expense (income), net. Interest income, net of interest expense, was $0.3 million for fiscal 2010 as compared to $0.1 million for fiscal 2009.

Provision for income taxes. The income tax benefit was $2.6 million for fiscal 2010, compared to $11.4 million for fiscal 2009. The effective rate was 104.2% in 2010 and 47.7% for fiscal 2009. The increase in the effective tax rate was primarily attributable to a release of valuation allowances on net operating loss carryforwards associated with our France operations as well as the impact of lower taxes in foreign jurisdictions and the release of tax reserves.

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

Commercial revenues, formerly referred to as licensing revenues, were $4.0 million in fiscal 2009 compared to $3.2 million in fiscal 2008. This increase was primarily due to increased wholesale sales, partially offset by decreased licensing revenue as we had the anniversary of the Nintendo DS and Wii games from December 2008 with new launches for both not scheduled until spring 2010.  Revenue from international franchise fees decreased to $3.4 million for fiscal 2009 from $4.2 million for fiscal 2008, a decrease of $0.8 million. This decrease was primarily due to the global economic slowdown.

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, decreased to $145.0 million for fiscal 2009 from $193.2 million for fiscal 2008, a decrease of $48.2 million, or 24.9%.  Retail gross margin decreased to $142.6 million for fiscal 2009 from $190.5 million for fiscal 2008, a decrease of $47.9 million, or 25.1%. As a percentage of net retail sales, retail gross margin decreased to 36.7% for fiscal 2009 from 41.3% for fiscal 2008, a decrease of 460 bps. This decrease resulted primarily from higher occupancy costs in the U.S. and Canada as a percentage of net retail sales resulting from the decline in comparable store sales as well as a slight decline in merchandise margins. Store asset impairment charges of $5.3 million also contributed to the decline. Improvements in warehousing and distribution slightly offset the decline.

Selling, general and administrative. Selling, general and administrative expenses were $161.7 million for fiscal 2009 as compared to $185.6 million for fiscal 2008, a decrease of $23.9 million, or 12.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 40.8% for fiscal 2009 as compared to 39.6% for fiscal 2008, an increase of 120 bps. The dollar decrease was primarily due to North American cost reductions in marketing and store payroll, and central office expenses, including reductions in salary, outside services and travel expenses. Selling, general and administrative expense as a percentage of total revenues was slightly higher primarily due to lack of leverage on store and central office salaries including stock-based compensation expense.

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

Losses from investment in affiliate. Losses from investment in affiliate of $9.6 million fiscal 2009 are losses related to our investment in Ridemakerz. Ridemakerz is a young company still in its start-up phase. In 2009, Ridemakerz undertook a major restructuring of its operations that included significant store closings. The losses incurred in 2009 are comprised of a $7.5 million non-cash charge of Ridemakerz net loss allocations, a $1.0 million non-cash impairment charge and a $1.1 million write-off of Ridemakerz outstanding receivable. While as of January 2, 2010, the book value of the Company’s investment in Ridemakerz, including receivables, had been reduced to zero, the Company continued to provide services to Ridemakerz in exchange for equity. This additional investment is subject to ongoing loss allocations and impairment review.

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

Non-GAAP Financial Measures

We use the term “store contribution” throughout this Annual Report on Form 10-K. Store contribution consists of income before income tax expense, interest, store depreciation and amortization, store preopening expense, store closing expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our web store and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP).

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the United Kingdom, Ireland and France (Europe) and for our consolidated store base (dollars in thousands):

	Fiscal 2010			Fiscal 2009
	North			North
	America	Europe	Total	America	Europe	Total
Net income (loss)	$(5,376)	$5,480	$104	$(14,384)	$1,911	$(12,473)
Income tax expense (benefit)	(3,284)	708	(2,576)	(9,434)	(1,933)	(11,367)
Interest expense (income)	(86)	(164)	(250)	(93)	(50)	(143)
Store depreciation, amortization and impairment (1)	16,222	2,949	19,171	20,159	5,314	25,473
Store preopening expense	526	182	708	90	-	90
Store closing expense (2)	-	-	-	981	-	981
Losses from investment in affiliate (3)	-	-	-	9,615	-	9,615
General and administrative expense (4)	48,047	(320)	47,727	37,591	3,508	41,099
Franchising and commercial contribution (5)	(4,291)	-	(4,291)	(4,328)	-	(4,328)
Non-store activity contribution (6)	(3,070)	(972)	(4,042)	(2,282)	(783)	(3,065)
Store contribution	$48,688	$7,863	$56,551	$37,915	$7,967	$45,882

Total revenues from external customers	$331,392	$70,060	$401,452	$323,386	$72,520	$395,906
Franchising and commercial revenues from external customers	(13,699)	(590)	(14,289)	(7,354)	-	(7,354)
Revenues from non-store activities (6)	(14,345)	(2,785)	(17,130)	(15,058)	(2,391)	(17,449)
Store location net retail sales	$303,348	$66,685	$370,033	$300,974	$70,129	$371,103
Store contribution as a percentage of store
location net retail sales	16.1%	11.8%	15.3%	12.6%	11.4%	12.4%
Total net income (loss) as a percentage of
total revenues	(1.6)%	7.8%	0.0%	(4.4)%	2.6%	(3.2)%

	Fiscal 2008
	North
	America	Europe	Total
Net income (loss)	$4,150	$414	$4,564
Income tax expense (benefit)	1,806	857	2,663
Interest expense (income)	(494)	(305)	(799)
Store depreciation, amortization and impairment (1)	18,813	4,264	23,077
Store preopening expense	1,832	578	2,410
Store closing expense (2)	2,952	-	2,952
Losses from investment in affiliate (3)	-	-	-
General and administrative expense (4)	42,334	3,953	46,287
Franchising and commercial contribution (5)	(5,114)	-	(5,114)
Non-store activity contribution (6)	(4,166)	(553)	(4,719)
Store contribution	$62,113	$9,208	$71,321

Total revenues from external customers	$392,823	$75,493	$468,316
Franchising and commercial revenues from external customers	(7,353)	-	(7,353)
Revenues from non-store activities (6)	(14,540)	(1,616)	(16,156)
Store location net retail sales	$370,930	$73,877	$444,807
Store contribution as a percentage of store
location net retail sales	16.7%	12.5%	16.0%
Total net income (loss) as a percentage of
total revenues	1.1%	0.5%	1.0%

(1)
Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges.

(2)	Store closing expense represents asset impairment and other charges related to the closure of the Friends 2B Made concept.
(3)	Losses from investment in affiliate represent the Company’s losses related to its investment in Ridemakerz.
(4)
General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail catalogs and television advertising, which are included in store contribution.

(5)
Franchising and commercial contribution includes franchising and commercial revenues and all expenses attributable to the international franchising and commercial segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and commercial activities is included in the interest expense (income) caption.

(6)	Non-store activities include our web stores, pop-up locations and seasonal and event-based locations as well as intercompany transfer pricing charges.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2010				Fiscal 2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenues	$101.4	$74.1	$100.1	$125.8	$97.7	$82.8	$92.3	$123.1
Retail gross margin(1)	41.0	22.4	35.4	56.3	35.3	26.7	32.7	47.9
Losses from investment in affiliate	-	-	-	-	-	0.5	4.6	4.5
Net income (loss)	1.7	(8.5)	(1.4)	8.3	(0.8)	(6.0)	(4.8)	(0.9)
Earnings (loss) per common share:
Basic	0.09	(0.45)	(0.07)	0.46	(0.04)	(0.32)	(0.25)	(0.05)
Diluted	0.09	(0.45)	(0.07)	0.44	(0.04)	(0.32)	(0.25)	(0.05)
Number of stores (end of quarter)	345	346	347	344	346	345	345	345

(1)	Retail gross margin represents net retail sales less cost of retail merchandise sold.

As a toy retailer, our sales are highest in our fourth quarter, followed by the first quarter.  The timing of holidays and school vacations can impact our quarterly results.  Historically, for North American stores, seasonality has not been a significant factor in our results of operations as the opening of new stores has mitigated the impact of the relative concentration of sales in the fourth quarter.  Our European-based stores have historically been more heavily weighted in the fourth quarter as compared to our North American stores.  We cannot ensure that this will continue to be the case.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. We have access to additional cash through a revolving line of credit that has been in place since 2000. From our inception to December 2001, we raised at various times a total of $44.9 million in capital from several private investors. In 2004, we raised $25.7 million from the initial public offering of our common stock.

Operating Activities. Cash flows provided by operating activities were $22.0 million in fiscal 2010, $24.0 million in fiscal 2009 and $23.6 million in fiscal 2008.  Cash flows from operating activities decreased slightly in fiscal 2010 as compared to 2009 as improved net income and an increase in accounts payable and accrued expenses due to the timing of inventory shipments and payments were offset by higher inventory levels. Cash flows from operating activities increased slightly in fiscal 2009 as compared to 2008 as net losses were offset by cost reductions.

Investing Activities. Cash flows used in investing activities were $13.8 million in fiscal 2010, $8.9 million in fiscal 2009 and $26.6 million in fiscal 2008. Cash used in investing activities in 2010 related primarily to the continued installation and upgrades of central office information technology systems, acquisition of intangible assets, the opening of four new stores and 11 pop-up locations and the relocation of one store, offset by cash received for the sale of key money from one of our French stores.  Cash used in investing activities in 2009 related primarily to the continued installation and upgrades of central office information technology systems, acquisition of intangible assets, repurposing existing Friends 2B Made locations to Build-A-Bear Workshop stores, the opening of one new store and the relocation of one store. Cash used in investing activities in fiscal 2008 relates primarily to opening 25 new stores and additional investments in Ridemakerz.

Financing Activities. Financing activities used cash of $7.2 million and $14.0 million in fiscal 2010 and fiscal 2008, respectively. There was no cash from financing activities in 2009. Purchases of our stock in fiscal 2010and 2008 used cash of $7.3 million and $14.3 million, respectively. In fiscal 2010, exercises of employee stock options and related tax benefits provided cash of $0.1 million. No employee stock options were exercised in fiscal 2009 or fiscal 2008.

Capital Resources. As of January 1, 2011, we had a cash balance of $58.8 million, approximately 35% of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective December 31, 2010. The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2012 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 1, 2011: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $38.9 million available for borrowing under the line of credit.

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

In fiscal 2011, we expect to spend approximately $12 to $15 million on capital expenditures. Capital spending in fiscal 2010 totaled $14.6 million. Capital spending in fiscal 2010 was primarily for the continued installation and upgrades of central office information technology systems, acquisition of intangible assets, the opening of four new stores and 11 temporary pop-up stores and the relocation of one store.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On March 2, 2011, we announced that our share repurchase program had been extended to March 31, 2012. We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of March 15, 2011, approximately 3.4 million shares at an average price of $8.53 per share have been repurchased under this program for an aggregate amount of $28.8 million.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2012.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012. As of January 1, 2011, the book value of our investment in Ridemakerz was zero. We still retained an ownership interest of approximately 26%. Under the current agreements, we could own up to approximately 28% of fully diluted equity in Ridemakerz. See Note 17 – Investment in Affiliate to the Consolidated Financial Statements for additional information.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory. The future minimum payments for these obligations as of January 1, 2011 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of January 1, 2011
	Total	2011	2012	2013	2014	2015	Beyond
	(In thousands)
Operating lease obligations	$237,322	$47,249	$42,803	$36,957	$32,157	$27,514	$50,642
Purchase obligations	23,150	22,900	250	-	-	-	-
Total	$260,472	$70,149	$43,053	$36,957	$32,157	$27,514	$50,642

Our total liability for uncertain tax positions under the Financial Accounting Standards Board Accounting Standards Codification (ASC) section 740-10-25 was $0.3 million as of January 1, 2011. During the next fiscal year, it is reasonably possible that the unrecognized tax benefits will be reduced by $0.1 million either because the tax positions are sustained on audit or expiration of statute of limitations. At this time, we do not expect a significant payment related to these obligations within the next year. See Note 9 - Income Taxes to the Consolidated Financial Statements for additional information.

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

Throughout the year we record an estimated cost of shortage based on past experience. The amount accrued for shortage each period is based on detailed historical averages. The accrual rate remained unchanged for fiscal 2010, 2009 and 2008. Periodic physical inventories are taken and any difference between the actual physical count of merchandise and the recorded amount in our records are adjusted and recorded as shortage. Historically, including fiscal years 2010, 2009 and 2008, the timing of the physical inventory has been in the fourth quarter so that no material amount of shortage was required to be estimated on activity between the date of the physical count and year-end. However, future physical counts of merchandise may not be at times at or near the end of a fiscal quarter or fiscal year-end, and our estimate of shortage for the intervening period may be material based on the amount of time between the date of the physical inventory and the date of the fiscal quarter or year-end.

Long-Lived Assets

In accordance with ASC section 360-10-35 we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group. As of January 1, 2011, store assets represented approximately $61.3 million, or approximately 70% of total property, plant and equipment, net. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance annually, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable.

As a result of our 2010 review, we determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $0.6 million in the fourth quarter of fiscal 2010, which is included in cost of merchandise sold. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the asset group, future growth rate and discount rate.  In order to evaluate the sensitivity of the fair value assumptions on store asset impairment, we applied a hypothetical decrease of 1% in the comparable stores sales trend and in margin, which we believe is appropriate.  Based on the analysis performed as of January 1, 2011, the changes in our assumptions would have resulted in additional impairment charges of $0.2 million.

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

In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination fees, severance and other charges. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. As we continue to face a challenging retail environment and general uncertainty in the global economy, the assumptions used in future calculations of fair value may change significantly which could result in further impairment charges in future periods.

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

Corporate assets, including computer hardware and software, media credits and the Company-owned distribution center (approximately $26.8 million as of January 1, 2011), and certain other assets, such as media credits and trademarks and intellectual property, net (approximately $6.2 million as of January 1, 2011), have a broad applicability and are generally considered to be recoverable, unless abandoned. Other long-lived assets, including deferred franchise and lease costs (approximately $2.7 million as of January 1, 2011), are monitored in relation to the relevant franchisee or store location. In 2009, we determined that certain key money and long-term lease deposits were no longer fully recoverable. Accordingly, we reduced the carrying value of the assets to their estimated fair value and recorded asset impairment charges of $1.8 million in the fourth quarter of fiscal 2009, which is included in cost of merchandise sold. In the fiscal 2010 second quarter, we reviewed the inputs used to determine the fair value of certain key money deposits, included in other intangible assets and other store deposits, included in other assets, net, through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.3 million were recorded in the second quarter of fiscal 2010.  As we had determined at this time that we would be closing the related stores, these charges are included in selling, general and administrative expenses.  None of these other long-lived assets were impaired in fiscal 2008.

Goodwill

We record goodwill related to the excess of the purchase price over the fair value of net assets acquired. All of our recorded goodwill, which is associated with our UK Acquisition, is recorded in the European reporting unit. At January 1, 2011 and January 2, 2010, our goodwill balance was $32.4 million and $33.8 million, respectively. The decrease is entirely due to foreign currency translation adjustments. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. We perform our annual impairment assessment as of the end of the fourth quarter of each year. Impairment is tested in accordance with ASC section 350-20-35, by comparison of the carrying value of the reporting unit to its estimated fair value. As there are not quoted prices for our reporting unit, fair value is estimated based upon a present value technique using estimated discounted future cash flows, forecasted over the reasonably assured lease terms for retail stores, with growth rates forecasted for the reporting unit and using a credit adjusted discount rate. We use current results, trends, future prospects, and other economic factors as the basis for expected future cash flows. Our 2010 annual evaluation indicated that no impairment of our goodwill existed as of January 1, 2011.

Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes, (ii) long-term growth in the number of stores; and (iii) actual gross margin results. Refer to “Forward-Looking Statements” included in the beginning of this Form 10-K for further information regarding the impact of estimates of future cash flows.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting unit, future growth rate, and discount rate. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical decrease in cash flows as a 100 basis point reduction to our projected growth rate and a 100 basis point increase in the discount rate which we considered appropriate. Based on the goodwill analysis performed as of January 1, 2011, the outlined changes in our assumptions would not affect the results of the impairment test, as the reporting unit still had an excess of fair value over the carrying value. However, as we continue to face a challenging retail environment and general uncertainty in the global economy, the assumptions used in future calculations of fair value may change significantly which could result in impairment charges in future periods.

Revenue Recognition

Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift certificates are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.

We have a customer loyalty program in North America, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase. An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.  The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 certificate.

Throughout fiscal 2010, we continued to use the deferral rate established at the end of fiscal 2008 to estimate the appropriate amount of revenue to defer and thereby the related liability.  This rate, which was based on actual redemption rates and historical results, was applied to eligible purchases of Stuff Fur Stuff Club members at the time of the transaction.  During 2010, we experienced a change in members’ redemption patterns as our members began utilizing other discounts and coupons available to them in place of an issued reward certificate.  Accordingly, at the end of fiscal 2010, we reevaluated the available data to determine the most accurate approach to estimate our liability and deferral of revenue, including the use of historical point conversion and certificate redemption patterns. As of the January 1, 2011 balance sheet, we used historical point conversion and redemption patterns to estimate our liability under the loyalty program.  We apply the historical rates for points converting into certificates and ultimate certificate redemption to our actual points and certificates outstanding at each balance sheet date to calculate the liability and corresponding adjustment to net retail sales.  Based on this assessment at the end of fiscal 2010, the deferred revenue liability was adjusted downward by $4.3 million, with a corresponding increase to net retail sales, and a $2.6 million increase in net income.

We review these patterns and assess the adequacy of the deferred revenue liability at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge.  The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected conversion and redemption rates. In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical increase of 100 bps in the conversion and redemption rates which we believe is appropriate. Based on the analysis performed as of January 1, 2011, the change in our assumptions would have resulted in a $0.3 million reduction of net retail sales.

Based on the assessment at the end of fiscal 2009, no adjustment was made to the deferral rate.

Based on the assessment at the end of fiscal 2008, the deferred revenue liability was adjusted downward by $1.8 million, effective at the beginning of fiscal 2008, with a corresponding increase to net retail sales, and a $1.2 million increase in net income. Additionally, the amount of revenue being deferred for future periods was decreased by 33 bps to give effect to the change in redemption experience and the increased visibility of the redemptions.

Income Taxes

Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties. Management reviews tax positions at least quarterly and adjusts the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Management evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Recent Accounting Pronouncements

There are no recently issued but not yet adopted accounting pronouncements that are expected to significantly impact our financial statements.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings during fiscal 2010. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and based on the foregoing evaluation, our management, including the Chief Executive Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2011, the end of the period covered by this Annual Report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Bear and the Chief Operations and Financial Bear, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2011.  Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 1, 2011 is effective.

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

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “Directors”, “The Board of Directors and its Committees”, “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 12, 2011 is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Maxine Clark, 62, has been our Chief Executive Bear since she founded the Company in 1997. She was our President from our inception in 1997 to April 2004, and has served as Chairman of our Board of Directors since our conversion to a corporation in April 2000. She was initially elected to our Board of Directors pursuant to the terms of a stockholders’ agreement which terminated upon the closing of the Company’s initial public offering in 2004. Ms. Clark was re-elected as a director at our 2005 and 2008 Annual Meetings of Stockholders. Prior to founding Build-A-Bear Workshop, Ms. Clark was the President of Payless ShoeSource, Inc. from 1992 until 1996. Before joining Payless, Ms. Clark spent over 19 years in various divisions of The May Department Stores Company in areas including merchandise development, merchandise planning, merchandise research, marketing and product development.

Eric Fencl, 48, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. In March 2009, he assumed responsibility for international franchising and human resources. He now holds the title of Chief Bearrister, General Counsel and International Franchising. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions for Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career in 1984 as an auditor with Arthur Young & Company.

Dave Finnegan, 41, joined Build-A-Bear Workshop in December 1999 as Director Inbearmation Technology and was named Chief Information Bear in January 2007, adding logistics responsibilities in March 2009 to become Chief Information and Logistics Bear, and in March 2010 he became Chief Information Bear. Prior to joining the Company, Mr. Finnegan held information systems management positions at Novell, Inc. in Provo, Utah and Interchange Technologies Inc. in St. Louis, Missouri. Mr. Finnegan is a member of the St. Louis Regional Chief Information Officer Forum and the NSB Executive Client Advisory Board. He was instrumental in the development of bearville.com—the company’s virtual world Web site. The online community received a 2009 “Best of the Web” award from WiredSafety at the 9th Annual Wired Kids Summit and a 2008 iParenting Media Award.

John Haugh, 48, joined Build-A-Bear Workshop in March 2009 as President and Chief Marketing and Merchandising Bear, and in May 2010, his title changed to President Bear. Prior to joining Build-A-Bear Workshop, Mr. Haugh served as President of It’s Sugar, LLC, a candy and confectionary retailer. Previously, Mr. Haugh served as President of Mars Retail Group from January 2004 to December 2007, where he led all retail business operations for this subsidiary of Mars, Incorporated. Prior to this position, he was Chief Marketing Officer and Senior Vice President, Worldwide Business Development at Payless ShoeSource, Inc. From 1998 to 2000, Mr. Haugh was Executive Vice President, Marketing and Sales for Universal Studios, Inc. Early in his career Mr. Haugh held marketing and sales positions at General Mills, Inc.

Tina Klocke, 51, has been our Chief Financial Bear since November 1997, our Treasurer since April 2000, and Secretary since February 2004. In March 2009, she assumed responsibility for store operations. She now holds the title of Chief Operations and Financial Bear. Prior to joining the Company, Ms. Klocke was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources. Prior to joining Clayton Corporation in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. Ms. Klocke began her career in 1982 with Ernst & Young LLP.

Teresa Kroll, 56, joined Build-A-Bear Workshop in September 2001 as Chief Marketing Bear, was named Chief Entertainment Bear in March 2009 and was named Chief Entertainment and Digital Marketing Bear in June 2010. Prior to joining us, Ms. Kroll was Vice President–Advertising for The WIZ, a unit of Cablevision, from 1999 to 2001. From 1995 to 1999, Ms. Kroll was Director of Marketing for Montgomery Ward Holding Corp., a department store retailer. From 1980 to 1994 Ms. Kroll held various administrative and marketing positions for Venture Stores, Inc.

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

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved
by security holders	1,125,223	$8.73	1,877,010
Equity compensation plans not
approved by security holders	-	-	-
Total	1,125,223	$8.73	1,877,010

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section titled “Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section titled “Principal Accountant Fees” and “Policy Regarding Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference in response to Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and schedules set forth below are filed on the indicated pages as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.:

We have audited the accompanying consolidated balance sheets of Build-a-Bear Workshop, Inc. and subsidiaries (the Company) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 1, 2011. We also have audited the Company’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Build-A-Bear Workshop, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

\s\ KPMG LLP

St. Louis, Missouri
March 17, 2011

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 1,	January 2,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$58,755	$60,399
Inventories	46,475	44,384
Receivables	7,923	5,337
Prepaid expenses and other current assets	18,425	19,329
Deferred tax assets	7,465	6,306
Total current assets	139,043	135,755

Property and equipment, net	88,029	101,044
Goodwill	32,407	33,780
Other intangible assets, net	1,444	3,601
Other assets, net	14,871	10,093
Total Assets	$275,794	$284,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,325	$32,822
Accrued expenses	15,488	11,185
Gift cards and customer deposits	28,880	29,301
Deferred revenue	6,679	8,582
Total current liabilities	87,372	81,890

Deferred franchise revenue	1,706	2,027
Deferred rent	28,642	34,760
Other liabilities	361	816
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares
issued or outstanding at January 1, 2011 and January 2, 2010	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 19,631,623 and 20,447,343 shares, respectively	196	204
Additional paid-in capital	76,582	80,122
Accumulated other comprehensive loss	(9,959)	(6,336)
Retained earnings	90,894	90,790
Total stockholders' equity	157,713	164,780
Total Liabilities and Stockholders' Equity	$275,794	$284,273

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Fiscal Year
	2010	2009	2008

Revenues:
Net retail sales	$387,163	$388,552	$460,963
Commercial revenue	11,246	4,001	3,196
Franchise fees	3,043	3,353	4,157
Total revenues	401,452	395,906	468,316

Costs and expenses:
Cost of merchandise sold	239,556	247,511	270,918
Selling, general, and administrative	163,910	161,692	185,608
Store preopening	708	90	2,410
Store closing	-	981	2,952
Losses from investment in affiliate	-	9,615	-
Interest expense (income), net	(250)	(143)	(799)
Total costs and expenses	403,924	419,746	461,089

Income (loss) before income taxes	(2,472)	(23,840)	7,227
Income tax expense (benefit)	(2,576)	(11,367)	2,663
Net income (loss)	$104	$(12,473)	$4,564

Earnings (loss) per common share:
Basic	$0.01	$(0.66)	$0.24
Diluted	$0.01	$(0.66)	$0.24

Shares used in computing per common share amounts:
Basic	18,601,465	18,874,352	19,153,123
Diluted	19,034,048	18,874,352	19,224,273

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other			Total
	Common	paid-in	comprehensive	Retained		comprehensive
	stock	capital	income (loss)	earnings	Total	income (loss)

Balance, December 29, 2007	$207	$88,388	$6,314	$98,699	$193,608
Share repurchase	(17)	(14,329)	-	-	(14,346)
Stock-based compensation	-	3,638	-	-	3,638
Shares issued under employee stock plans, net of tax benefit	5	(845)	-	-	(840)
Other comprehensive loss	-	-	(18,899)	-	(18,899)	$(18,899)
Net income				4,564	4,564	4,564
	-	-				$(14,335)
Balance, January 3, 2009	$195	$76,852	$(12,585)	$103,263	$167,725
Stock-based compensation	-	4,335	-	-	4,335
Shares issued under employee stock plans, net of tax benefit	9	(1,065)	-	-	(1,056)
Other comprehensive income	-	-	6,249	-	6,249	$6,249
Net loss	-	-	-	(12,473)	(12,473)	(12,473)
						$(6,224)
Balance, January 2, 2010	$204	$80,122	$(6,336)	$90,790	$164,780
Share repurchase	(11)	(7,263)	-	-	(7,274)
Stock-based compensation	-	4,818	-	-	4,818
Shares issued under employee stock plans, net of tax benefit	3	(1,095)	-	-	(1,092)
Other comprehensive loss	-	-	(3,623)	-	(3,623)	$(3,623)
Net income	-	-	-	104	104	104
						$(3,519)
Balance, January 1, 2011	$196	$76,582	$(9,959)	$90,894	$157,713

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$104	$(12,473)	$4,564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,976	28,487	28,883
Losses from investment in affiliate	-	9,615	-
Impairment of Friends 2B Made assets		-	2,867
Impairment of store assets	924	5,321	1,825
Deferred taxes	(2,437)	(5,090)	(847)
Loss on disposal of property and equipment	1,259	175	273
Stock-based compensation	4,818	4,335	3,638
Change in assets and liabilities:
Inventories	(7,030)	6,628	(3,795)
Receivables	(1,803)	1,885	(1,639)
Prepaid expenses and other assets	658	(3,852)	(3,980)
Accounts payable	3,640	(4,923)	(4,330)
Accrued expenses and other liabilities	(5,088)	(6,118)	(3,844)
Net cash provided by operating activities	22,021	23,990	23,615
Cash flows from investing activities:
Purchases of property and equipment, net	(14,086)	(5,727)	(21,620)
Purchases of other assets and other intangible assets	(563)	(2,421)	(1,595)
Proceeds from sale of assets	883	-	-
Investment in unconsolidated affiliate	-	(750)	(3,414)
Cash flow used in investing activities	(13,766)	(8,898)	(26,629)
Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	25	-	322
Purchases of Company's common stock	(7,274)	-	(14,346)
Tax benefit from stock option exercises	33	-	-
Cash flow used in financing activities	(7,216)	-	(14,024)
Effect of exchange rates on cash	(2,683)	(1,693)	(2,223)
Net increase (decrease) in cash and cash equivalents	(1,644)	13,399	(19,261)
Cash and cash equivalents, beginning of period	60,399	47,000	66,261
Cash and cash equivalents, end of period	$58,755	$60,399	$47,000
Supplemental disclosure of cash flow information:
Net cash (received) paid during the period for income taxes	$(3,218)	$(1,032)	$7,404
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$712	$318	$313
Exchange of inventory for media credits	$4,867	$-	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. At January 1, 2011, the Company operated 344 stores (unaudited) located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France. The Company was formed in September 1997 and began operations in October 1997. The Company changed to a Delaware C Corporation on April 3, 2000. The Company previously operated as a Missouri limited liability company.

During 2001, the Company and a third party formed Build-A-Bear Entertainment, LLC (BABE) for the purpose of promoting the Build-A-Bear Workshop brand and characters of the Company through certain entertainment media. Prior to February 2003, the Company owned 51% and was the managing member.

During 2002, the Company formed Build-A-Bear Workshop Franchise Holdings, Inc. (Holdings) for the purpose of entering into franchise agreements with companies in foreign countries where Build-A-Bear Workshop, Inc. does not have company-owned stores. Holdings is a wholly-owned subsidiary of the Company. As of January 1, 2011, 63 Build-A-Bear Workshop franchise stores are open and operating in 12 countries (unaudited).

Also during 2002, the Company formed Build-A-Bear Workshop Canada Ltd. (BAB Canada) for the purpose of operating Build-A-Bear Workshop stores in Canada.  BAB Canada is a wholly-owned subsidiary of the Company.

During 2003, the Company formed Build-A-Bear Retail Management, Inc. (BABRM) for the purpose of providing purchasing, legal, information technology, accounting, and other general management services for Build-A-Bear Workshop stores. BABRM is a wholly-owned subsidiary of the Company.  In February 2003, BABRM purchased the minority interest in BABE, which then became a wholly-owned subsidiary.

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, its former United Kingdom franchisee (the UK Acquisition). During 2006, the Company formed Build-A-Bear Workshop UK Holdings, Ltd (UK Holdings) as the parent company to The Bear Factory and Amsbra. UK Holdings is a wholly-owned subsidiary of Holdings. The results of the acquisitions’ operations have been included in the consolidated financial statements since the date of acquisition. Also during 2006, the Company formed Build-A-Bear Workshop Ireland, Ltd. and Build-A-Bear Workshop France SAS as wholly-owned subsidiaries of Holdings. The Company currently operates 36 of the acquired stores, having permanently closed four locations during transition. In 2010, all Company-owned stores in France were closed.  The Company currently has 54 stores in the United Kingdom and Ireland.

The commercial segment, formerly referred to as the licensing and entertainment segment, includes the Company’s transactions with other business partners, mainly in licensing and wholesale transactions.  Licensing revenue has historically included an immaterial amount of wholesale revenue.  In 2010, the wholesale revenues became significant.  Accordingly, the name and description of the segment has been expanded to more fully describe the significant activities. Additionally, certain revenues within the Commercial segment were previously reported net of the related cost of sales and are now reported on a gross revenue basis. Prior year amounts have been conformed to match the current year’s presentation. The impact for fiscal 2009 and 2008 was an increase to both commercial revenue and cost of sales of $1.5 million and $0.5 million, respectively.

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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended January 1, 2011 (fiscal 2010), January 2, 2010 (fiscal 2009), and January 3, 2009 (fiscal 2008). Fiscal years 2010 and 2009 included 52 weeks while fiscal year 2008 included 53 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes supplies of $5.3 million and $4.2 million as of January 1, 2011 and January 2, 2010, respectively.

(e)	Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue. The Company assesses the collectibility of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has determined that no material allowance for doubtful accounts was necessary at either January 1, 2011 or January 2, 2010.

(f)	Property and Equipment

Property and equipment consist of leasehold improvements, furniture and fixtures, computer equipment and software, building and land and are stated at cost. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life of the assets or the life of the lease which is generally ten years. Furniture and fixtures and computer equipment are depreciated using the straight-line method over the estimated service lives ranging from three to seven years. Computer software is amortized using the straight-line method over a period of three to five years. New store construction deposits are recorded at the time the deposit is made as construction-in-progress and reclassified to the appropriate property and equipment category at the time of completion of construction, when operations of the store commence. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

(g)	Goodwill

In accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) section 350-20-35, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of the carrying value of the reporting unit to its fair value, and when appropriate, the carrying value of impaired assets is reduced to fair value. The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates, store growth rates and discount rates. Based on the annual impairment test performed for the Company’s reporting unit as of January 1, 2011, the Company has determined that there was no impairment of goodwill in 2010. If the assumptions used in the analysis were less favorable, it is possible that the Company may have been required to impair goodwill.

(h)	Other Intangible Assets

Other intangible assets consist primarily of initial costs related to trademarks and other intellectual property and key money deposits. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives ranging from one to three years using the straight-line method. Key money deposits represent amounts paid to a tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant. All key money deposits were sold in 2010.

(i)	Other Assets

Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was$0.7 million, $0.5 millionand $0.5 million for 2010, 2009 and 2008, respectively.

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

Revenues from the sale of gift cards are recognized at the time of redemption. Unredeemed gift cards are included in gift cards and customer deposits on the consolidated balance sheets. The company escheats a portion of unredeemed gift cards according to the escheatment regulations of the relevant authority that generally require remittance of the cost of merchandise portion of unredeemed gift cards over five years old. The difference between the value of gift cards and the amount escheated is recorded as income in the consolidated statement of operations.

The Company has customer loyalty program in North America, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase.  An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.  The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 certificate.

Throughout fiscal 2010, the Company continued to use the deferral rate established at the end of fiscal 2008 to estimate the appropriate amount of revenue to defer and thereby the related liability.  This rate, which was based on actual redemption rates and historical results, was applied to eligible purchases of Stuff Fur Stuff Club members at the time of the transaction.  During 2010, the Company experienced a change in members’ redemption patterns as members began utilizing other available discounts and coupons in place of an issued reward certificate.  Accordingly, at the end of fiscal 2010, management reevaluated the available data to determine the most accurate approach to estimate the liability and deferral of revenue, including the use of historical point conversion and certificate redemption patterns.  As of the January 1, 2011 balance sheet, management used historical point conversion and certificate redemption patterns to estimate the liability under the loyalty program.  The historical rates for points converting into certificates and ultimate certificate redemption are applied to actual points and certificates outstanding at each balance sheet date to calculate the liability and corresponding reduction to net retail sales.  Management reviews these patterns and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter.  Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than bi-annually in order to allow time for more definite trends to emerge.

Based on the assessment at the end of 2010, the deferred revenue liability was adjusted downward by $4.3 million, with a corresponding increase to net retail sales, and a $2.6 million increase in net income.

Based on the assessment at the end of fiscal 2009, no adjustment was made to the deferral rate.

Based upon an assessment at the end of fiscal 2008, the deferred revenue liability was adjusted downward by $1.8 million, effective at the beginning of fiscal 2008, with a corresponding increase to net retail sales, and a $1.1 million increase in net income. Additionally, the amount of revenue being deferred for future periods was decreased by 33 basis points as a percentage of net retail sales (bps), to give effect to the change in redemption experience and the increased visibility of the redemptions.

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

(o)	Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include store payroll and related benefits, advertising, credit card fees, store supplies and store closing costs, as well as central office management payroll and related benefits, travel, information systems, accounting, insurance, legal, and public relations. It also includes depreciation and amortization of central office leasehold improvements, furniture, fixtures, and equipment, as well as amortization of trademarks and intellectual property.

(p)	Store Preopening Expenses

Store preopening expenses, including store set-up, certain labor and hiring costs, and rental charges incurred prior to store openings are expensed as incurred.

(q)	Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $18.5 million, $24.4 million and $33.4 million for fiscal years 2010, 2009 and 2008, respectively.

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

The Company accounts for its total liability for uncertain tax positions according to the provisions of ASC section 740-10-25. The Company recognizes estimated interest and penalties related to uncertain tax positions in income tax expense. See Note 9—Income Taxes for further discussion.

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

For fiscal 2010, 2009 and 2008, selling, general and administrative expense includes $4.8 million ($2.9 million net of tax), $4.3 million ($2.6 million net of tax) and $3.6 million ($2.2 million net of tax), respectively, of stock-based compensation expense. As of January 1, 2011, there was $7.4 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 1.5 years.

(u)	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and foreign currency translation adjustments.

(v)	Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates book value at January 1, 2011 and January 2, 2010.

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

(3)	Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 1,	January 2,
	2011	2010
Prepaid rent	$7,959	$8,341
Prepaid income taxes	2,458	6,600
Other	8,008	4,388
	$18,425	$19,329

(4)	Property and Equipment
Property and equipment consist of the following (in thousands):

	January 1,	January 2,
	2011	2010
Land	$2,261	$2,261
Furniture and fixtures	41,819	41,135
Computer hardware	23,672	22,146
Building	14,970	14,970
Leasehold improvements	137,335	138,894
Computer software	29,660	24,165
Construction in progress	1,918	1,886
	251,635	245,457
Less accumulated depreciation	163,606	144,413
	$88,029	$101,044

For 2010, 2009 and 2008, depreciation expense was $24.9 million, $26.7 million and $27.1 million, respectively.

During 2010, the Company reviewed the operating performance and forecasts of future performance for the stores in its Retail segment. As a result of that review, it was determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.6 million were recorded in the fourth quarter of fiscal 2010, which are included in cost of merchandise sold as a component of net loss before income taxes in the Retail segment. The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination charges, severance charges and other charges. The Company recorded asset impairment charges of $3.3 million in the fourth quarter of fiscal 2009 and $1.8 million in the fourth quarter of fiscal 2008.

(5)	Goodwill

Goodwill is accounted for in accordance with ASC Section 350-20 and is reported as a component of the Company’s retail segment. The following table summarizes the Company’s goodwill (in thousands):

Balance as of January 3, 2009	$30,480
Effect of foreign currency translation	3,300
Balance as of January 2, 2010	33,780
Effect of foreign currency translation	(1,373)
Balance as of January 1, 2011	$32,407

There was no tax-deductible goodwill as of January 1, 2011 or January 2, 2010.

(6)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2010	2009

Trademarks, customer relationships and other intellectual property	$11,853	$11,659
Key money deposits	-	1,002
Less accumulated amortization	10,409	9,060
Total, net	$1,444	$3,601

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $1.4 million in 2010 and $1.3 million in 2009 and 2008. Estimated amortization expense related to other intangible assets as of January 1, 2011, for each of the years in the subsequent five year period and thereafter is: 2011—$0.9 million; 2012—$0.5 million; 2013—$40,000; 2014—$-0- and 2015—$-0-.

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

In the fiscal 2010 second quarter, we reviewed the inputs used to determine the fair value of certain key money deposits, included in other intangible assets and other store deposits, included in other assets, net, through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.3 million were recorded in the second quarter of fiscal 2010.  As we had determined at this time that we would be closing the related stores, these charges are included in selling, general and administrative expenses as a component of net income in the retail segment.  The key money deposits were sold in 2010.

(7)	Other Non-current Assets

In 2010, certain other non-current assets were obtained through a series of wholesale transactions whereby the Company exchanged $6.4 million of inventory, at cost, with a third-party vendor for $4.9 million of credits for future media purchases and $1.5 million in cash.  The transaction was accounted for based upon the fair values of the assets involved in the transaction.  In accordance with Accounting Standards Codification (ASC) Section 845-10, in an exchange transaction for advertising credits, the fair value of the asset being surrendered cannot exceed its carrying value, meaning that the sale of the inventory was recorded at its cost in the Commercial segment.  The media credits expire in 2015.  As of January 1, 2011, $0.7 million was included in prepaid expenses and other current assets and $4.2 million was included in other assets, net, related to these credits.

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2010	2009

Accrued wages, bonuses and related expenses	$8,227	$4,881
Sales tax payable	6,343	5,812
Accrued rent and related expenses	470	492
Current income taxes payable	448	-
	$15,488	$11,185

(9)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2010	2009	2008

Current:
Federal	$(171)	$(6,272)	$1,303
State	31	(410)	567
Foreign	859	405	1,316
Deferred:
Federal	(1,965)	(2,610)	(1,389)
State	(1,205)	(332)	(93)
Foreign	(125)	(2,148)	959
Income tax expense (benefit)	$(2,576)	$(11,367)	$2,663

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2010	2009	2008

Income (loss) before income taxes	$(2,472)	$(23,840)	$7,227
Statutory federal income tax rate	34%	35%	34%
Income tax expense (benefit) at statutory federal rate	(840)	(8,344)	2,457
State income taxes, net of federal tax benefit	(74)	(482)	313
Valuation allowance on net operating loss carryforwards	(1,249)	(1,758)	613
Effect of lower foreign taxes	(174)	(154)	(286)
Release of state tax reserves	(174)	(595)	(405)
Other items, net	(65)	(34)	(29)
Income tax expense (benefit)	$(2,576)	$(11,367)	$2,663
Effective tax rate	104.2%	47.7%	36.8%

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2010	2009

Deferred tax assets:
Deferred revenue	$4,481	$5,198
Accrued rents	2,743	3,228
Net operating loss carryforwards	2,229	3,550
Intangible assets	1,794	1,597
Deferred compensation	1,768	1,397
Accrued bonuses	1,012	-
Carryforward of tax credits	931	-
Receivable and investment write-offs	619	949
Stock compensation	179	179
Other	1,730	1,002
	17,486	17,100
Less: Valuation allowance	561	1,877
Total deferred tax assets	16,925	15,223

Deferred tax liabilities:
Depreciation	(1,515)	(3,006)
Other	(586)	(649)
Total deferred tax liabilities	(2,101)	(3,655)
Net deferred tax asset	$14,824	$11,568

 We evaluate the realizability of our deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss over the three year period ended January 1, 2011, we concluded that it is more likely than not that all but $0.6 million of the deferred tax asset will be realized.  The Company performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740-10-30-17 and based on the weight of that evidence a valuation allowance is not needed.  Some of the evidence evaluated includes our historical operating performance, the macroeconomic factors contributing to the recent fiscal loss for which the tax benefits have been fully realized by the carryback availability, and our forecast of future taxable income, including the availability of prudent and feasible tax planning strategies.  Although the three-year cumulative loss is a significant piece of negative evidence, it is also primarily a result of losses that were aberrations and not an indication of continuing operations.  We will continue to assess the need for a valuation allowance in the future.  If future results are less than projected or tax planning alternatives are no longer viable, then a valuation allowance may be required to reduce the deferred tax assets which could have a material impact on our results of operations in the period in which it is recorded.  Included in the deferred tax asset is $0.6 million related to state net operating loss carryforwards and $1.6 million related to net operating loss carryforwards in foreign jurisdictions.  We concluded that, based upon the long carryforward periods of the various states, the asset related to those state losses will be realized.  Net operating loss carryforwards in foreign jurisdictions total $5.7 million and $11.6 million as of January 1, 2011 and January 2, 2010, respectively.  Although net operating losses in foreign jurisdictions do not expire, a valuation allowance of $0.6 million and $1.9 million was recorded at January 1, 2011 and January 2, 2010, respectively.  Also included in the deferred tax asset is $0.9 million related to foreign tax credits that if not utilized or deducted are set to expire in ten years.

The Company has not made a provision for United States income taxes on the accumulated but undistributed earnings of its non-U.S. subsidiaries of $18.0 million and $16.2 million as of January 1, 2011 and January 2, 2010, respectively, as the Company intends to permanently reinvest these undistributed earnings.  However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on these earnings.  Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 2, 2010	$570
Lapse of statute	(166)
Settlements	(141)
Balance as of January 1, 2011	$263

As of January 1, 2011 and January 2, 2010, approximately $0.3 million and $0.6 million respectively, of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized. In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. During the next fiscal year, it is reasonably possible to reduce unrecognized tax benefits by $0.1 million either because the tax positions are sustained on audit or expiration of statute of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was approximately $40,000 and $80,000 of accrued interest related to uncertain tax positions as of January 1, 2011 and January 2, 2010, respectively.  In 2010, the accrued interest decreased by $54,000 upon the expiration of statute of limitations and audit settlement and was partially offset by the accrual of additional interest for the current year.  In 2009, the accrued interest decreased by $0.1 million upon the expiration of statute of limitations and audit settlement and was partially offset by the accrual of additional interest for the current year.

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, France and Ireland), are as follows (in thousands):

	2010	2009	2008
Domestic	$(8,744)	$(23,500)	$3,046
Foreign	6,272	(340)	4,181
Total	$(2,472)	$(23,840)	$7,227

The following tax years remain open in the Company’s major taxing jurisdictions as of January 1, 2011:

United States (Federal)	2007 through 2010
United Kingdom	2006 through 2010
Canada	2006 through 2010
France	2007 through 2010
Ireland	2007 through 2010

(10)	Long-Term Debt

On December 31, 2010, the Company amended its previous line of credit with a bank that provides borrowing capacity for the first half of the fiscal year of $40 million and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2012 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 1, 2011, there were no borrowings under our line of credit and there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement. Giving effect to this standby letter of credit, there was approximately $38.9 million available for borrowing under the line of credit.

(11)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations. Total office and retail store base rent expense was $47.7 million, $45.9 million and $49.8 million, and contingent rents were $1.0 million, $0.9 million and $1.2 million for 2010, 2009 and 2008, respectively.

Future minimum lease payments at January 1, 2011, were as follows (in thousands):

2011	$47,249
2012	42,803
2013	36,957
2014	32,157
2015	27,514
Subsequent to 2015	50,642
$237,322

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(12)	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2010	2009	2008

Net income (loss)	$104	$(12,473)	$4,564
Weighted average number of common
shares outstanding	18,601,465	18,874,352	19,153,123
Effect of dilutive securities:
Stock options	51,547	-	36,366
Restricted stock	381,036	-	34,784
Weighted average number of common
shares outstanding - dilutive	19,034,048	18,874,352	19,224,273

Earnings (loss) per share:
Basic:	$0.01	$(0.66)	$0.24
Diluted	$0.01	$(0.66)	$0.24

In calculating diluted earnings per share for fiscal 2010, options to purchase 627,456 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. An additional 239,327 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect under provisions of ASC 260-10.

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

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, December 29, 2007	420,881	$16.25
Exercised	—	—
Forfeited	66,109	17.72
Outstanding, January 3, 2009	354,772	15.98
Granted	480,967	5.04
Exercised	—	—
Forfeited	30,392	14.25
Outstanding, January 2, 2010	805,347	9.51
Granted	391,228	6.63
Exercised	28,484	0.87
Forfeited	42,868	9.32
Outstanding, January 1, 2011	1,125,223	$8.73	7.1	$1,651

Options Exercisable As Of:
January 1, 2011	418,388	$13.56	4.2	$400

The expense recorded related to options granted during fiscal 2010 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2010 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.1% to 3.4%; and (d) an expected life of 6.25 years. The grant date fair value of options granted in 2010 was approximately $1.6 million.

The assumptions used in the option pricing model during fiscal 2009 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.3% to 3.1%; and (d) an expected life of 6.25 years. There were no new stock options granted in fiscal 2008.

The total intrinsic value of options exercised in fiscal 2010 was approximately $0.2 million.  No options were exercised in 2009 or 2008. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 1,877,010 and 2,726,913 at the end of 2010 and 2009, respectively.

(b)	Restricted Stock

The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, December 29, 2007	378,950	$27.77
Granted	558,694	7.92
Vested	130,680	26.21
Forfeited	93,208	17.75
Outstanding, January 3, 2009	713,756	13.82
Granted	1,144,343	4.72
Vested	294,545	12.47
Forfeited	113,246	9.72
Outstanding, January 2, 2010	1,450,308	7.23
Granted	486,302	5.46
Vested	376,142	10.05
Forfeited	92,095	6.73
Outstanding, January 1, 2011	1,468,373	$5.96

The vesting date fair value of shares that vested in 2010, 2009 and 2008 was $2.6 million, $1.6 million and $1.1 million, respectively.

During 2010, 402,656 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of four years from the grant date at grant date fair values ranging from $5.94 to $9.64. Various members of the Company’s board of directors were granted an additional 83,646 shares in the aggregate of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

During 2009, 564,045 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of four years from the grant date at grant date fair values ranging from $4.41 to $5.14. An additional 460,990 shares were granted to certain employees at grant date fair values ranging from of $4.25 to $4.49. These shares cliff vest three years from the grant date. Various members of the Company’s board of directors were granted an additional 119,308 shares in the aggregate of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

During 2008, 454,288 shares of non-vested restricted stock were granted to employees of the Company. The shares vest over a period of four years from the grant date at a grant date fair values ranging from $3.95 to $12.50. Various members of the Company’s board of directors were granted an additional 104,406 shares in the aggregate of non-vested restricted stock as compensation for services. The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

The aggregate unearned compensation expense related to options and restricted stock was $7.4 million as of January 1, 2011. Based on the vesting provisions of the underlying equity instruments, future compensation expense related to previously issued restricted stock at January 1, 2011was as follows (in thousands):

2011	$1,585
2012	3,131
2013	1,775
2014	869
$7,360

The outstanding restricted and non-vested stock is included in the number of outstanding shares on the face of the consolidated balance sheets, but is treated as outstanding stock options for accounting purposes. The shares of restricted and non-vested stock, accounted for as options, are included in the calculation of diluted earnings per share using the treasury stock method, with the proceeds equal to the sum of unrecognized compensation cost.

(c)	Associate Stock Purchase Plan

In October 2004, the Company adopted an Associate Stock Purchase Plan (ASPP). Under the ASPP, substantially all full-time employees were given the right to purchase shares of the Company’s common stock, subject to certain limitations, at 85% of the lesser of the fair market value on the purchase date or the beginning of each purchase period. Up to 1,000,000 shares of the Company’s common stock were available for issuance under the ASPP. The employees of the Company purchased 56,144 shares at $5.72 per share through the ASPP during fiscal 2008. The expense recorded related to the ASPP during fiscal 2008 was determined using the Black-Scholes option pricing model and the provisions of ASC section 718-50. The assumptions used in the option pricing model for fiscal 2008 were (a) dividend yield of 0%; (b) volatility ranging from 45% to 65%; (c) risk-free interest rate ranging from 0.08% to 1.68%; and (d) an expected life of 0.25 years.

The ASPP was terminated, effective December 31, 2008.

(14)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2008, 2009 and 2010:

Common
Stock

Shares as of December 29, 2007	20,676,357
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	487,465
Repurchase of shares	(1,685,072)
Shares as of January 3, 2009	19,478,750
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	968,593
Shares as of January 2, 2010	20,447,343
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	318,045
Repurchase of shares	(1,133,765)
Shares as of January 1, 2011	19,631,623

(15)	Employee Benefit Plans

401(k) Savings Plan

During 2000, the Company established a defined contribution plan that conforms to IRS provisions for 401(k) plans. The Build-A-Bear Workshop, Inc. Employees Savings Trust covers associates who work 1,000 hours or more in a year and have attained age 21. The Company, at the discretion of its board of directors, can provide for a Company match on the first 6% of employee deferrals. For 2010, the Company provided a match of 25% on the first 6% of employee deferrals totaling $0.3 million.  In 2009 and 2008, the Company provided a match of 15% on the first 6% of employee deferrals totaling $0.2 million in each year. The Company match vests over a five-year period.

(16)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $0.6 million, $0.1 million and $1.6 million, in 2010, 2009 and 2008, respectively. The total amount due to this related party as of January 1, 2011 and January 2, 2010 was $0.1 million and $-0-, respectively.

The Company made charitable contributions of $2.8 million, $0.9 million and $1.2 million in 2010, 2009 and 2008, respectively, to charitable foundations controlled by certain executive officers of the Company.  Substantially all of the contributions are collected from guests at the point of sale via pin pad prompts or as a portion of the proceeds of specifically identified products.  The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns. The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company. The total due to the charitable foundations as ofJanuary 1, 2011and January 2, 2010 was $0.6 million and $0.7 million, respectively.

(17)	Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC, which is accounted for under the equity method. Ridemakerz is an early-stage company that has developed a wholesale toy product line and selectively operates interactive retail stores, primarily in tourist locations, that allow children and families to build and customize their own personalized cars. In 2006, the Company invested $0.6 million, which represented an ownership interest of approximately 10%. The Company invested an additional $2.4 million in 2007 and $2.5 million in 2008. The Company also entered into a series of agreements whereby the Company agreed to perform advisory and operational support services for Ridemakerz in exchange for additional equity. The Company received $0.7 million, $0.7 million and $0.9 million in equity in exchange for support services provided in fiscal 2010, 2009 and 2008, respectively. The Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012. Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit. The put option was exercisable on April 30, 2008 and expires on April 30, 2012.

 In fiscal 2009, the Company recorded non-cash pre-tax loss allocations of $7.5 million. In the 2009 fourth quarter, the Company determined that its investment in Ridemakerz had experienced an other than temporary decline in its fair value due to continued significant losses and uncertainty as to the ultimate results of their restructuring. Accordingly, an additional non-cash charge of $1.0 million was recorded. Additionally, the Company wrote-off $1.1 million in receivables from Ridemakerz. All charges related to Ridemakerz are included in “Losses from investment in affiliate” in the Consolidated Statements of Operations and are part of the Retail segment. In 2009, the book value of the Company’s investment in Ridemakerz was reduced to zero. No income or loss allocations, impairments or other charges related to Ridemakerz were recorded in fiscal 2008 or 2007. The Company still retains an ownership interest of approximately 26%. Under the current agreements, the Company could own up to approximately 28% of fully diluted equity in Ridemakerz.

As of January 1, 2011 and January 2, 2010, outstanding receivables from Ridemakerz were $-0-.

(18)	Major Vendors

Three vendors, each of whose primary manufacturing facilities are located in China, accounted for approximately 73%, 80% and 81% of inventory purchases in 2010, 2009 and 2008, respectively.

(19)	Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising, and commercial. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s web store, pop-up stores and non-traditional store locations such as baseball ballparks. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of France, Asia, Australia, the Middle East and Africa. The commercial segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. Following is a summary of the financial information for the Company’s reporting segments (in thousands):

		International
	Retail	Franchising	Commercial	Total
Fiscal 2010
Net sales to external customers	$387,163	$3,043	$11,246	$401,452
Net income (loss) before income taxes	(6,858)	1,559	2,827	(2,472)
Capital expenditures	14,490	159	-	14,649
Depreciation and amortization	26,482	494	-	26,976
Fiscal 2009
Net sales to external customers	$388,552	$3,353	$4,001	$395,906
Net income (loss) before income taxes	(27,726)	1,913	1,973	(23,840)
Capital expenditures	7,879	269	-	8,148
Depreciation and amortization	28,045	442	-	28,487
Fiscal 2008
Net sales to external customers	460,963	4,157	3,196	468,316
Net income before income taxes	2,665	2,587	1,975	7,227
Capital expenditures	22,694	521	-	23,215
Depreciation and amortization	28,332	542	9	28,883

Total Assets as of:
January 1, 2011	$263,193	$2,954	$9,647	$275,794
January 2, 2010	$276,779	$3,959	$3,535	$284,273

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

	North
	America (1)	Europe (2)	Other (3)	Total
Fiscal 2010
Net sales to external customers	$328,349	$70,060	$3,043	$401,452
Property and equipment, net	76,729	11,300	-	88,029
Fiscal 2009
Net sales to external customers	$320,033	$72,520	$3,353	$395,906
Property and equipment, net	87,860	13,184	-	101,044
Fiscal 2008
Net sales to external customers	388,668	75,492	4,156	468,316
Property and equipment, net	109,305	13,888	-	123,193

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes company-owned stores in the United Kingdom, Ireland and France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

(20)	Closure of Friends 2B Made Concept

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

(21)	Subsequent Event

On March 2, 2011, the Company announced the extension of its previously announced $50 million share repurchase program until March 31, 2012, subject to further extension by the Company’s Board of Directors. The Company currently intends to purchase up to $50 million of its common stock in the in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.  In the period from January 2, 2011 and March 15, 2011, the Company repurchased approximately 375,000 shares for an aggregate amount of $2.5 million, leaving $21.2 million of availability under the program.

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

10.3.3*
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

10.3.5*	Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on August 1, 2006)

10.3.6*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 20, 2009)

10.3.7*
Form of the Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on May 8, 2008)

10.3.8*
Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.3.9*
Form of the Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on May 20, 2009)

10.4*
Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.5*
Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.6*
Employment, Confidentiality and Noncompete Agreement dated as of January 10, 2007 between Dave Finnegan and the Registrant (incorporated by reference from Exhibit 10.6 to our Annual Report on Form 10-K for the year ended January 2, 2010)

10.7*
Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.7.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.8*
Employment, Confidentiality and Noncompete Agreement dated July 1, 2008 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2008)

10.9*
Employment, Confidentiality and Noncompete Agreement dated March 16, 2009 between John Haugh and the Registrant (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.10*
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11
Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11.1
Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.11.2
Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.11.3
Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.11.4
Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.12
Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.13
Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.14
Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.14.1
Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 29, 2009)

10.15
Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Logistics, Inc., as amended (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.15.1
Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2005)

10.15.2†
Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.16
Agreement for Logistics Services dated as of February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.26 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.16.1
Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated March 22, 2005 (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.16.2
Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated May 3, 2005 (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.16.3†
Letter Agreement dated June 7, 2005 amending the Agreement for Logistics Services dated February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.16.4†
Agreement For Logistics Services dated as of June 30, 2008 between the Registrant and HA Logistics. Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 3, 2008)

10.17†
Lease Agreement dated as of June 21, 2001 between the Registrant and Walt Disney World Co. (incorporated by reference from Exhibit 2.1 of our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.18
Lease dated May 5, 1997 between Smart Stuff, Inc. and Hycel Partners I, L.P. (incorporated by reference from Exhibit 10.29 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.19
Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.20
Lease between 5th Midtown LLC and the Registrant dated July 21, 2004 (incorporated by reference from Exhibit 10.33 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on September 10, 2004, Registration No. 333-118142)

10.21
Exclusive Patent License Agreement dated March 12, 2001 by and between Tonyco, Inc. and the Registrant (incorporated by reference from Exhibit 10.34 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.22
StandardFormIndustrialBuilding Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.23
Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.24
Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.25*	Rules of the Build-A-Bear Workshop, Inc. U.K. Share Option Scheme (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on February 9, 2007)

10.26*	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 15, 2007)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 12 of the Registrant’s audited consolidated financial statements included herein)

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

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 17, 2011	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maxine Clark and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended January 1, 2011 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala	Director	March 17, 2011
Mary Lou Fiala

/s/ James M. Gould	Director	March 17, 2011
James M. Gould

/s/ Virginia Kent	Director	March 17, 2011
VirginiaKent

/s/ Louis M. Mucci	Director	March 17, 2011
Louis M. Mucci

/s/ Coleman Peterson	Director	March 17, 2011
Coleman Peterson

/s/ William Reisler	Director	March 17, 2011
William Reisler

/s/ Katherine Savitt	Director	March 17, 2011
Katherine Savitt

/s/ Maxine Clark	Chief Executive Bear and	March 17, 2011
Maxine Clark	Chairman of the Board (Principal Executive Officer)

/s/ Tina Klocke	Chief Operations and Financial Bear, Treasurer	March 17, 2011
Tina Klocke	and Secretary (Principal Financial and Accounting Officer)