Form 10-Q
period 2011-04-02
BUILD A BEAR WORKSHOP INC
filed 2011-05-11
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 2, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 9, 2011, there were 19,588,378 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	April 2,	January 1,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$45,124	$58,755
Inventories	39,492	46,475
Receivables	3,503	7,923
Prepaid expenses and other current assets	19,128	18,425
Deferred tax assets	7,539	7,465
Total current assets	114,786	139,043

Property and equipment, net of accumulated depreciation of $168,978 and $163,606, respectively	83,461	88,029
Goodwill	33,561	32,407
Other intangible assets, net	1,264	1,444
Other assets, net	14,462	14,871
Total Assets	$247,534	$275,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,103	$36,325
Accrued expenses	6,363	15,488
Gift cards and customer deposits	24,291	28,880
Deferred revenue	6,761	6,679
Total current liabilities	62,518	87,372

Deferred franchise revenue	1,639	1,706
Deferred rent	27,387	28,642
Other liabilities	344	361

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares
issued or outstanding at April 2, 2011 and January 1, 2011	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 19,600,470 and 19,631,623 shares, respectively	196	196
Additional paid-in capital	74,409	76,582
Accumulated other comprehensive loss	(7,602)	(9,959)
Retained earnings	88,643	90,894
Total stockholders' equity	155,646	157,713
Total Liabilities and Stockholders' Equity	$247,534	$275,794

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 2, 2011	April 3, 2010

Revenues:
Net retail sales	$94,159	$99,786
Commercial revenue	1,106	967
Franchise fees	726	683
Total revenues	95,991	101,436

Costs and expenses:
Cost of merchandise sold	58,225	59,106
Selling, general and administrative	41,265	39,533
Store preopening	47	11
Interest expense (income), net	103	(32)
Total costs and expenses	99,640	98,618

Income (loss) before income taxes	(3,649)	2,818
Income tax expense (benefit)	(1,398)	1,139
Net income (loss)	$(2,251)	$1,679

Earnings (loss) per common share:
Basic	$(0.12)	$0.09
Diluted	$(0.12)	$0.09

Shares used in computing common per share amounts:
Basic	18,090,245	18,974,540
Diluted	18,090,245	19,392,479

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen weeks ended
	April 2, 2011	April 3, 2010

Cash flows from operating activities:
Net income (loss)	$(2,251)	$1,679
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation and amortization	6,524	6,868
Deferred taxes	392	112
Loss on disposal of property and equipment	119	28
Stock-based compensation	1,255	1,229
Change in assets and liabilities:
Inventories	7,220	(2,998)
Receivables	4,465	1,246
Prepaid expenses and other assets	(873)	1,504
Accounts payable and accrued expenses	(20,433)	(5,028)
Lease related liabilities	(1,330)	(1,075)
Gift cards and customer deposits and deferred revenue	(4,644)	(4,548)
Net cash used in operating activities	(9,556)	(983)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,229)	(2,916)
Purchases of other assets and other intangible assets	(93)	(341)
Net cash used in investing activities	(2,322)	(3,257)
Cash flows from financing activities:
Purchases of Company's common stock	(2,464)	(1,359)
Exercise of employee stock options	3	-
Net cash used in financing activities	(2,461)	(1,359)
Effect of exchange rates on cash	708	(1,560)
Net decrease in cash and cash equivalents	(13,631)	(7,159)
Cash and cash equivalents, beginning of period	58,755	60,399
Cash and cash equivalents, end of period	$45,124	$53,240
Supplemental disclosure of cash flow information:
Net cash (received) paid during the period for income taxes	$(867)	$14
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$671	$654

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 1, 2011 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 1, 2011, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 17, 2011.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 2,	January 1,
	2011	2011
Prepaid rent	$7,914	$7,959
Prepaid income taxes	2,908	2,458
Short-term investments	2,834	1,771
Other	5,472	6,237
	$19,128	$18,425

3. Goodwill

Goodwill is accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Section 350-20 and is reported as a component of the Company’s retail segment. The following table summarizes the changes in goodwill for the thirteen weeks ended April 2, 2011 (in thousands):

Balance as of January 1, 2011	$32,407
Effect of foreign currency translation	1,154
Balance as of April 2, 2011	$33,561

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. Goodwill will be tested for impairment no later than December 31, 2011.

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Section 718. The Company uses the straight-line expense attribution method for all stock-based compensation awards with graded vesting.

For the thirteen weeks ended April 2, 2011, selling, general and administrative expense includes $1.3 million ($0.8 million after tax) of stock-based compensation expense.  For the thirteen weeks ended April 3, 2010, selling, general and administrative expenses includes $1.2 million ($0.7 million after tax) of stock-based compensation expense.

As of April 2, 2011, there was $9.4 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.6 years.

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirteen weeks ended April 2, 2011:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, January 1, 2011	1,125,223	$8.73
Granted	301,403	6.22
Exercised	11,621	5.99
Forfeited	2,111	8.58
Outstanding, April 2, 2011	1,412,894	$8.22	7.5	$468

Options Exercisable As Of:
April 2, 2011	608,279	$11.10	5.5	$235

The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options granted during the thirteen weeks ended April 2, 2011 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the thirteen weeks ended April 2, 2011 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.4% to 2.5%; and (d) an expected life of 6.25 years.

The expense recorded related to options granted during the thirteen weeks ended April 3, 2010 was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the thirteen weeks ended April 3, 2010 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates of 3.0%; and (d) an expected life of 6.25 years.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirteen weeks ended April 2, 2011:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, January 1, 2011	1,468,378	$5.96
Granted	452,972	6.21
Vested	305,994	8.97
Canceled or expired	5,439	6.22
Outstanding, April 2, 2011	1,609,917	$5.46

The total fair value of shares vested during the thirteen weeks ended April 2, 2011 and April 3, 2010 was $1.9 million and $1.7 million, respectively.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 2, 2011	April 3, 2010

Net income (loss)	$(2,251)	$1,679
Weighted average number of common
shares outstanding	18,090,245	18,974,540
Effect of dilutive securities:
Stock options	-	100,995
Restricted stock	-	316,944
Weighted average number of common
shares outstanding - dilutive	18,090,245	19,392,479

Earnings (loss) per share:
Basic:	$(0.12)	$0.09
Diluted	$(0.12)	$0.09

In calculating diluted earnings per share for the thirteen weeks ended April 2, 2011, options to purchase 1,412,894 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect under the provisions of ASC 260-10.  An additional 1,609,917 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

7. Comprehensive Income or Loss

Comprehensive income was $0.1 million for the thirteen weeks ended April 2, 2011.  Comprehensive loss was $2.7 million for the thirteen weeks ended April 3, 2010. The difference between comprehensive income and net income resulted from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.

8. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with ASC Section 740-10.  As of April 2, 2011  and January 1, 2011, there were approximately $0.3 million of unrecognized tax benefits. During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $0.1 million either because the tax positions are sustained on audit or expiration of the statute of limitations.  Interest and penalties related to uncertain tax positions are immaterial.

 9. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising and commercial.  The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s web store, pop-up stores and non-traditional store locations such as baseball ballparks.  The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual property, including entertainment properties, for third-party use has been established to market the naming and branding rights of the Company’s intellectual properties for third party use and wholesale activities.  The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of France, Asia, Australia, the Middle East, Mexico and Africa.  The operating segments have discrete sources of revenue, different capital structures and different cost structures.  These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities.  Accordingly, the Company has determined that each of its operating segments represent one reportable segment.  The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

			International
	Retail	Commercial	Franchising	Total
Thirteen weeks ended April 2, 2011
Net sales to external customers	$94,159	$1,106	$726	$95,991
Income (loss) before income taxes	(4,384)	410	325	(3,649)
Capital expenditures, net	2,288	-	34	2,322
Depreciation and amortization	6,468	-	56	6,524
Thirteen weeks ended April 3, 2010
Net sales to external customers	$99,786	$967	$683	$101,436
Income before income taxes	1,909	570	339	2,818
Capital expenditures, net	3,221	-	36	3,257
Depreciation and amortization	6,765	-	103	6,868

Total Assets as of:
April 2, 2011	$234,636	$10,153	$2,745	$247,534
April 3, 2010	261,903	3,332	3,436	268,671

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended April 2, 2011
Net sales to external customers	$79,183	$16,082	$726	$95,991
Property and equipment, net	72,241	11,220	-	83,461
Thirteen weeks ended April 3, 2010
Net sales to external customers	$84,968	$15,785	$683	$101,436
Property and equipment, net	84,083	11,858	-	95,941

(1) North America includes company-owned stores in the United States, Canada and Puerto Rico
(2) Europe includes company-owned stores in the United Kingdom and Ireland and, prior to 2011, France
(3) Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 1, 2011, as filed with the SEC, and the following: general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; we may be unable to effectively manage the operations and growth of our company-owned stores; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation; we are susceptible to disruption in our inventory flow due to our reliance on a few vendors; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to operate our European company-owned stores profitably; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; we may be unable operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly; our market share could be adversely affected by a significant, or increased, number of competitors; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; and poor global economic conditions could have a material adverse effect on our liquidity and capital resources. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of April 2, 2011, we operated 288 stores in the United States, Canada, and Puerto Rico, 54 stores in the United Kingdom and Ireland, and had 63 franchised stores operating internationally under the Build-A-Bear Workshop brand.  We also market our products and build our brand through our website, which simulates our interactive shopping experience, as well as 11 temporary pop-up locations and non-traditional store locations in three Major League Baseball® parks, one zoo and one science center.  Seasonal locations, such as ballparks and zoos, are excluded from our store count.

On April 2, 2006, we acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, our former U.K. franchisee.  The results of the acquisitions’ operations have been included in the consolidated financial statements since that date.  We are currently operating 35 of the acquired stores.  Since 2006, our European operations have grown to 54 stores.  We have adopted internal best practices in the areas of merchandising, marketing, purchasing and store operations, across the acquired store base that resulted in improved sales and earnings from the acquisition.

We operate in three reportable segments (retail, commercial and international franchising) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom and Ireland, webstores, pop-ups and seasonal, event-based locations;

•	Transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales; and

•	International stores operated under franchise agreements.

Selected financial data attributable to each segment for the thirteen weeks ended April 2, 2011 and April 3, 2010 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 14.4% for the thirteen weeks ended April 2, 2011 and 17.2% for the thirteen weeks ended April 3, 2010.  Consolidated net loss as a percentage of total revenues was 2.3% for the thirteen weeks ended April 2, 2011 and consolidated net income as a percentage of total revenues was 1.7% for the thirteen weeks ended April 3, 2010.  See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net income or loss.  The decrease in our store contribution over the prior year was primarily due to the decrease in comparable store sales and the corresponding decrease in gross margins as we lost leverage on our fixed occupancy costs.

We use comparable store sales as one of the performance measures for our business.  Comparable store sales percentage changes are based on net retail sales, excluding our webstores, pop-up and seasonal and event-based locations.  Stores are considered comparable beginning in their thirteenth full month of operation.  The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

North America	(9.3)%	1.9%
Europe	(4.1)%	3.2%
Consolidated	(8.5)%	2.1%

We believe the decrease in comparable store sales for the period presented is primarily attributable to the following factors:

•	We believe the calendar shift of the Easter holiday and associated school breaks to the fiscal 2011 second quarter from the fiscal 2010 first quarter negatively impacted our comparable store sales.

•
We believe that the decline in gift card sales in the 2010 fourth quarter negatively impacted our comparable store sales in the fiscal 2011 first quarter as a significant percentage of the cards are redeemed in the first quarter.

•
We believe that in the UK, the increase in VAT coupled with cutbacks in government spending has resulted in a decline in consumer sentiment and a corresponding decline in spending, negatively impacting our comparable store sales.  We believe that this decline was partially offset by the impact of weather which made the year-over-year comparison easier and created pent-up demand during December of 2010.

The Company is working to reverse this negative trend in comparable store sales with the following key initiatives:

•	We are continuing our focus on product innovation and introducing limited edition products supported by a fully integrated approach to marketing and promotion;

•	We intend to drive incremental sales from existing traffic by expanding our assortment of brand right toys;

•
We are focused on increasing engagement in the digital world, both through our online virtual world for children, bearville.com, and our social media efforts, to drive brand interaction and traffic to our stores; and

•	We enhanced our gift card upsell program to drive incremental visits to our stores.

Expansion and Growth Potential

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in the United States, Canada, the United Kingdom, Ireland, and France for the periods presented:

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010
Beginning of period	344	345
Opened	-	-
Closed	(2)	-
End of period	342	345

During fiscal 2011, we anticipate opening approximately six stores and closing five to ten stores.  We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 stores in the United Kingdom and Ireland.

Non-Traditional Store Locations

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability and the financial terms associated with the venue.  As of April 2, 2011, we had a total of three ballpark locations, one store within a zoo and one store within a science center. Seasonal locations, such as ballparks and zoos are excluded from our store count. In 2010, we opened our first pop-up stores.  Pop-up stores are temporary locations that generally have lease terms of six to eighteen months and are excluded from our store count.  These locations are intended to capitalize on short-term opportunities in specific locations.  As of April 2, 2011, 11 pop-up stores were open.

International Franchise Revenue

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below can be summarized as follows:
	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010
Beginning of period	63	65
Opened	2	2
Closed	(2)	(4)
End of period	63	63

As of April 2, 2011, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering an aggregate of 16 countries.  In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We expect our current and future franchisees to open five to ten stores in fiscal 2011, net of closures.  We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated.  Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Thirteen weeks ended
	April 2,	April 3,
	2011	2010
Revenues:
Net retail sales	98.1%	98.4%
Commercial revenue	1.2	1.0
Franchise fees	0.8	0.7
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	61.1	58.7
Selling, general and administrative	43.0	39.0
Store preopening	0.0	0.0
Interest expense (income), net	0.1	(0.0)
Total costs and expenses	103.8	97.2

Income (loss) before income taxes	(3.8)	2.8
Income tax expense (benefit)	(1.5)	1.1
Net income (loss)	(2.3)	1.7

Retail gross margin % (2)	38.8%	41.1%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $36.6 million and $41.0 million for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended April 2, 2011 compared to thirteen weeks ended April 3, 2010

Total revenues. Total revenues were $96.0 million for the thirteen weeks ended April 2, 2011 as compared to $101.4 million for the thirteen weeks ended April 3, 2010, a decrease of $5.4 million, or 5.4%.  Net retail sales were to $94.2 million for the thirteen weeks ended April 2, 2011 as compared to $99.8 million for the thirteen weeks ended April 3, 2010, a decrease of $5.6 million, or 5.6%.  The decrease in net retail sales was primarily attributable to an $8.0 million decrease in comparable store sales and a $1.2 million decrease in sales from non-comparable store locations, primarily closures and relocations, offset by a $1.6 million increase in sales from pop-up and other non-store locations, $0.9 million from new stores, $0.7 million positive impact of foreign currency translation and a $0.4 million changes in deferred revenue.

We believe the decrease in comparable store sales for the periods presented is primarily attributable to the following factors:

•	We believe the calendar shift of the Easter holiday and associated school breaks to the fiscal 2011 second quarter from the fiscal 2010 first quarter negatively impacted our comparable store sales.

•
We believe that the decline in gift card sales in the 2010 fourth quarter negatively impacted our comparable store sales in the fiscal 2011 first quarter as a significant percentage of the cards are redeemed in the first quarter.

•
We believe that in the UK, the increase in VAT coupled with cutbacks in government spending has resulted in a decline in consumer sentiment and a corresponding decline in spending, negatively impacting our comparable store sales. We believe that this decline was partially offset by the impact of weather which made the year-over-year comparison easier and created pent-up demand during December of 2010.

Commercial revenue increased to $1.1 million for the thirteen weeks ended April 2, 2011 from $1.0 million for the thirteen weeks ended April 3, 2010, an increase of $0.1 million.  This increase was primarily related to increased wholesale revenue offset by decreased licensing revenue at the anniversary of new Wii and Nintendo DS games in the 2010 first quarter.  Revenue from franchise fees was $0.7 million for the thirteen weeks ended April 2, 2011 and April 3, 2010.

Gross margin. Total gross margin was $37.0 million for the thirteen weeks ended April 2, 2011 as compared to $41.6 million for the thirteen weeks ended April 3, 2010, a decrease of $4.6 million, or 11.1%.  Retail gross margin decreased to $36.6 million for the thirteen weeks ended April 2, 2011 from $41.0 million for the thirteen weeks ended April 3, 2010, a decrease of $4.4 million, or 10.7%.  As a percentage of net retail sales, retail gross margin was 38.8% for the thirteen weeks ended April 2, 2011 as compared to 41.1% for the thirteen weeks ended April 3, 2010, a decrease of 230 basis points as a percentage of net retail sales (bps).  Our gross margin decline was primarily driven by 140 bps of deleverage of fixed occupancy costs.  A slight decline in merchandise margin and increased costs of supplies and distribution had a 90 bps impact.

Selling, general and administrative. Selling, general and administrative expenses were $41.3 million for the thirteen weeks ended April 2, 2011 as compared to $39.5 million for the thirteen weeks ended April 3, 2010, an increase of $1.7 million, or 4.4%.  As a percentage of total revenues, selling, general and administrative expenses were 43.0% for the thirteen weeks ended April 2, 2011 as compared to 39.0% for the thirteen weeks ended April 3, 2010, an increase of 400 bps.  The dollar increase was primarily attributable to costs of a consulting project to evaluate product supply chain costs and the write-off of one wholesale customer’s receivable, partially offset by decreases in store payroll and advertising.  The increase as a percent of revenue was primarily due to the increased costs and deleverage due to decreased revenue.

Interest expense (income), net. Interest expense, net of interest income, was $103,000 for the thirteen weeks ended April 2, 2011.  Interest income, net of interest expense, was $32,000 for the thirteen weeks ended April 3, 2010.  The increase in interest expense was primarily attributable to interest relating to an ongoing sales and use tax audit.

Provision for income taxes. The income tax benefit was $1.4 million for the thirteen weeks ended April 2, 2011 as compared to income tax expense of $1.1 million for the thirteen weeks ended April 3, 2010.  The effective tax rate was 38.3% for the thirteen weeks ended April 2, 2011 compared to 40.4% for the thirteen weeks ended April 3, 2010.  The decrease in the effective tax rate was primarily attributable to the impact of recording a valuation allowance in the previous year.

 Non-GAAP Financial Measures

We use the term “store contribution” in this quarterly report on Form 10-Q. Store contribution consists of income before income tax expense, interest, store and distribution center depreciation and amortization, store preopening expense and general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our webstore and seasonal and event-based locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP).

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

The following table sets forth a reconciliation of store contribution to net income (loss) for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (in thousands):

	Thirteen weeks ended			Thirteen weeks ended
	April 2, 2011			April 3, 2010
	North			North
	America	Europe	Total	America	Europe	Total
Net income (loss)	$(2,097)	$(154)	$(2,251)	$1,461	$218	$1,679
Income tax expense (benefit)	(1,345)	(53)	(1,398)	1,044	95	1,139
Interest expense (income)	148	(45)	103	(1)	(31)	(32)
Store and distribution center depreciation, amortization and impairment (1)	4,492	541	5,033	4,435	609	5,044
Store preopening expense	47	-	47	11	-	11
General and administrative expense (2)	12,088	973	13,061	9,938	754	10,692
Franchising and commercial contribution (3)	(791)	-	(791)	(1,012)	-	(1,012)
Non-store activity contribution (4)	(795)	(204)	(999)	(727)	(154)	(881)
Store contribution	$11,747	$1,058	$12,805	$15,149	$1,491	$16,640

Total revenues	$79,909	$16,082	$95,991	$85,651	$15,785	$101,436
Franchising and commercial revenues from external customers	(1,832)	-	(1,832)	(1,650)	-	(1,650)
Revenues from non-store activities from external customers (4)	(4,440)	(556)	(4,996)	(2,688)	(485)	(3,173)
Store location net retail sales	$73,637	$15,526	$89,163	$81,313	$15,300	$96,613

Store contribution as a percentage of store location net retail sales	16.0%	6.8%	14.4%	18.6%	9.7%	17.2%

Total net income (loss) as a percentage of total revenues	(2.6)%	(1.0)%	(2.3)%	1.7%	1.4%	1.7%

(1)
Store and distribution center depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in our store locations and Company-owned distribution center included in cost of merchandise sold.

(2)
General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including assets related to the virtual world, and intellectual property. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as direct mail and television advertising, which are included in store contribution.

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

(4)	Non-store activities include our webstores, pop-ups and seasonal and event-based locations as well as intercompany transfer pricing charges.

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

Operating Activities. Cash used in operating activities was $9.6 million for the thirteen weeks ended April 2, 2011 as compared with cash used in operating activities of $1.0 million for the thirteen weeks ended April 3, 2010, an increase of $8.6 million.  This increase of cash used in operating activities over the year ago period was primarily due to the timing of payments for inventory and advertising purchases, cash paid for sales tax, payroll and bonus as well as the impact of a net loss of $2.3 million in the thirteen weeks ended April 2, 2011 as compared to the net income of $1.7 million in the thirteen weeks ended April 3, 2010.

Investing Activities. Cash used in investing activities was $2.3 million for the thirteen weeks ended April 2, 2011 as compared to $3.3 million for the thirteen weeks ended April 3, 2010.  Cash used in investing activities during the thirteen weeks ended April 2, 2011 and April 3, 2010 primarily relates to upgrades and purchases of central office information technology systems and equipment.

Financing Activities. Cash flows used in financing activities of $2.5 million for the thirteen weeks ended April 2, 2011 as compared to $1.4 million for the thirteen weeks ended April 3, 2010 and consisted of cash spent for the repurchase of the Company’s common stock in both periods.  No borrowings were made under our line of credit in either the thirteen weeks ended April 2, 2011 or the thirteen weeks ended April 3, 2010.

Capital Resources. As of April 2, 2011, we had a consolidated cash balance of $45.1 million approximately 30% of which was domiciled outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank, National Association and was amended effective December 31, 2010.  The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million.  The seasonal overline is in effect from July 1 to December 31 each year.  Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries.  The credit agreement expires on December 31, 2012 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments.  It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.  As of April 2, 2011: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $38.9 million available for borrowing under the line of credit.

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

In fiscal 2011, we expect to spend a total of $12 to $15 million on capital expenditures.  Capital spending through the thirteen weeks ended April 2, 2011 totaled $2.3 million, on track with our full year plans.  Capital spending in fiscal 2011 is primarily for the continued installation and upgrades of central office information technology systems, the opening of six new stores and the relocation of four stores.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2012.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On March 2, 2011, we announced that our share repurchase program had been extended to March 31, 2012.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program will be subsequently retired.  As of May 9, 2011, approximately 3.4 million shares at an average price of $8.53 per share have been repurchased under this program for an aggregate amount of $28.8 million, leaving $21.2 million of availability under the program.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method.  We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit.  The call option was immediately exercisable and expires April 30, 2012.  Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  The put option was exercisable on April 30, 2008 and expires on April 30, 2012.  As of April 3, 2010, the book value of our investment in Ridemakerz had been reduced to zero.  We still retained an ownership interest of approximately 17%.  Under the current agreements, we could own up to approximately 26% of fully diluted equity in Ridemakerz.

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

We believe application of accounting policies, and the estimates inherently required therein, are reasonable.  These accounting policies and estimates, including those related to inventory, long-lived assets, goodwill, revenue recognition and income taxes, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change.  Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2011, which includes audited consolidated financial statements for our 2010, 2009 and 2008 fiscal years. There have been no material changes to the critical accounting policies and estimates disclosed in the 2010 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways.  First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates.  Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings outstanding during the fiscal 2011 first quarter.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities.  These investments are considered to be cash equivalents and are shown that way on our balance sheet.  If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives and based on  the aforementioned evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2011, the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the Securities and Exchange Commission on March 17, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 2, 2011 – Jan. 29, 2011	387	$7.57	—	$23,714,009
Jan. 30, 2011 – Feb. 26, 2011	158	$8.10	—	$23,714,009
Feb. 27, 2011 – Apr. 2, 2011	478,855	$6.51	374,523	$21,249,805
Total	479,400	$6.51	374,523	$21,249,805

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

10.1
Second Amendment to Employment, Confidentiality and Noncompete Agreement between Maxine Clark and the Company, dated as of March 22, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on March 28, 2011)

10.2	Form of Restricted Stock and Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on March 28, 2011)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2011

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Maxine Clark
Maxine Clark Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke Chief Operations and Financial Bear, Treasurer and Secretary