Form 10-Q
period 2011-07-02
BUILD A BEAR WORKSHOP INC
filed 2011-08-11
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 2, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 3, 2011, there were 19,076,347  issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	July 2,	January 1,	July 3,
	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$34,742	$58,755	$31,168
Inventories	46,156	46,475	57,115
Receivables	4,606	7,923	3,513
Prepaid expenses and other current assets	22,580	18,425	17,370
Deferred tax assets	7,585	7,465	7,231
Total current assets	115,669	139,043	116,397

Property and equipment, net of accumulated depreciation of $173,418, $163,606 and $155,494, respectively	81,225	88,029	92,634
Goodwill	33,542	32,407	31,742
Other intangible assets, net	1,043	1,444	2,813
Other assets, net	15,070	14,871	10,740
Total Assets	$246,549	$275,794	$254,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,280	$36,325	$30,341
Accrued expenses	6,818	15,488	6,597
Gift cards and customer deposits	23,487	28,880	22,891
Deferred revenue	6,852	6,679	9,131
Total current liabilities	70,437	87,372	68,960

Deferred franchise revenue	1,571	1,706	1,792
Deferred rent	26,606	28,642	31,686
Other liabilities	375	361	806

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 2, 2011, January 1, 2011 and July 3, 2010	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 19,198,941, 19,631,623 and 20,272,578 shares, respectively	192	196	203
Additional paid-in capital	72,979	76,582	78,130
Accumulated other comprehensive loss	(7,580)	(9,959)	(11,244)
Retained earnings	81,969	90,894	83,993
Total stockholders' equity	147,560	157,713	151,082
Total Liabilities and Stockholders' Equity	$246,549	$275,794	$254,326

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Revenues:
Net retail sales	$80,391	$72,488	$174,550	$172,274
Commercial revenue	736	985	1,841	1,951
Franchise fees	714	661	1,440	1,344
Total revenues	81,841	74,134	177,831	175,569

Costs and expenses:
Cost of merchandise sold	51,926	50,334	110,151	109,440
Selling, general and administrative	40,539	36,403	81,803	75,935
Store preopening	146	77	193	88
Interest expense (income), net	(105)	(77)	(1)	(108)
Total costs and expenses	92,506	86,737	192,146	185,355
Loss before income taxes	(10,665)	(12,603)	(14,315)	(9,786)
Income tax benefit	(3,990)	(4,126)	(5,388)	(2,987)
Net loss	$(6,675)	$(8,477)	$(8,927)	$(6,799)

Loss per common share:
Basic	$(0.37)	$(0.45)	$(0.50)	$(0.36)
Diluted	$(0.37)	$(0.45)	$(0.50)	$(0.36)

Shares used in computing common per share amounts:
Basic	17,839,349	18,866,448	17,964,763	18,920,494
Diluted	17,839,439	18,866,448	17,964,763	18,920,494

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-six weeks ended
	July 2, 2011	July 3, 2010

Cash flows from operating activities:
Net loss	$(8,927)	$(6,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,730	13,629
Stock-based compensation	2,389	2,458
Deferred taxes	294	(1,661)
Excess tax benefit from share-based payments	(297)	(507)
Impairment of store assets	-	306
Barter credit utilization	151	-
Loss on disposal of property and equipment	310	71
Change in assets and liabilities:
Inventories	540	(13,026)
Receivables	3,350	1,425
Prepaid expenses and other assets	(4,078)	1,179
Accounts payable and accrued expenses	(11,824)	(6,445)
Gift cards and customer deposits	(5,462)	(6,326)
Deferred revenue	37	240
Lease related liabilities	(2,100)	(2,887)
Net cash used in operating activities	(12,887)	(18,343)
Cash flows from investing activities:
Purchases of property and equipment	(5,998)	(5,997)
Purchases of other assets and other intangible assets	(139)	(413)
Purchases of short term investments	(3,115)	-
Proceeds from sale or maturitiy of short term investments	2,076	-
Cash used in investing activities	(7,176)	(6,410)
Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	56	13
Excess tax benefit from share-based payments	297	540
Purchases of Company's common stock	(5,073)	(3,286)
Cash used in financing activities	(4,720)	(2,733)
Effect of exchange rates on cash	770	(1,745)
Net decrease in cash and cash equivalents	(24,013)	(29,231)
Cash and cash equivalents, beginning of period	58,755	60,399
Cash and cash equivalents, end of period	$34,742	$31,168

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of January 1, 2011 was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  As a toy retailer, the Company’s sales are highest in the fourth quarter, followed by the first quarter.  The timing of holidays and school vacations can impact quarterly results.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 1, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 17, 2011.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 2,	January 1,	July 3,
	2011	2011	2010
Prepaid rent	$8,016	$7,959	$7,963
Prepaid income taxes	6,732	2,458	4,579
Other	7,832	8,008	4,828
	$22,580	$18,425	$17,370

3. Goodwill

Goodwill is accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Section 350-20 and is reported as a component of the Company’s retail segment.  The following table summarizes the changes in goodwill for the twenty-six weeks ended July 2, 2011 (in thousands):

Balance as of January 1, 2011	$32,407
Effect of foreign currency translation	1,135
Balance as of July 2, 2011	$33,542

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

For the thirteen and twenty-six weeks ended July 2, 2011, selling, general and administrative expenses includes $1.1 million ($0.7 million after tax) and $2.4 million ($1.5 million after tax), respectively, of stock-based compensation expense.  For the thirteen and twenty-six weeks ended July 3, 2010, selling, general and administrative expense includes $1.2 million ($0.7 million after tax) and $2.5 million ($1.5 million after tax), respectively, of stock-based compensation expense.

As of July 2, 2011, there was $8.2 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

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

Under the Plans, as amended, from January 3, 2009, up to 3,230,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company. The Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (SAR) and restricted stock. Options granted under the Plan expire no later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provision of individual options generally ranges from one to four years. Each share of stock awarded pursuant to an option or subject to the exercised portion of a SAR reduces the number of shares available by one share. Each share of stock awarded pursuant to any other stock-based awards, including restricted stock grants, reduces the number of shares available by 1.27 shares.

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the twenty-six weeks ended July 2, 2011:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, January 1, 2011	1,125,223	$8.73
Granted	303,667	6.22
Exercised	38,392	4.98
Forfeited	5,817	12.08
Outstanding, July 2, 2011	1,384,681	$8.27	7.3	$572

Options Exercisable As Of:
July 2, 2011	581,755	$11.36	5.2	$251

The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options during the twenty-six weeks ended July 2, 2011 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the twenty-six weeks ended July 2, 2011 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.0% to 2.5%; and (d) an expected life of 6.25 years. The assumptions used in the option pricing model for the twenty-six weeks ended July 3, 2010 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 3.0% to 3.4%; and (d) an expected life of 6.25 years.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the twenty-six weeks ended July 2, 2011:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, January 1, 2011	1,468,373	$5.96
Granted	460,970	6.21
Vested	312,981	9.09
Canceled or expired	51,840	6.18
Outstanding, July 2, 2011	1,564,522	$5.40

The total fair value of shares vested during the twenty-six weeks ended July 2, 2011 and July 3, 2010 was $2.0 million and $1.8 million, respectively.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net loss	$(6,675)	$(8,477)	$(8,927)	$(6,799)
Weighted average number of common
shares outstanding	17,839,349	18,866,448	17,964,763	18,920,494
Effect of dilutive securities:
Stock options	-	-	-	-
Restricted stock	-	-	-	-
Weighted average number of common shares - dilutive	17,839,349	18,866,448	17,964,763	18,920,494

Loss per share:
Basic	$(0.37)	$(0.45)	$(0.50)	$(0.36)
Diluted	$(0.37)	$(0.45)	$(0.50)	$(0.36)

In calculating diluted loss per share for the thirteen and twenty-six weeks ended July 2, 2011, options to purchase 1,384,681 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted loss per share due to their anti-dilutive effect under the provisions of ASC 260-10.  An additional 1,564,522 shares of restricted common stock were outstanding at the end of the period, but excluded from the calculation of diluted loss per share for the thirteen and twenty-six weeks ended July 2, 2011 due to their anti-dilutive effect.

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

7. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with ASC Section 740-10.  As of July 2, 2011, January 1, 2011 and July 3, 2010, there was approximately $0.3 million, $0.3 million and $0.5 million respectively, of unrecognized tax benefits.  During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $0.1 million either because the tax positions are sustained on audit or expiration of the statute of limitations.

8. Comprehensive Loss

Comprehensive loss for the thirteen weeks and twenty-six weeks ended July 2, 2011 was $6.7 million and $6.5 million, respectively.  Comprehensive loss for the thirteen and twenty-six weeks ended July 3, 2010 was $9.0 million and $11.7 million, respectively.  The difference between comprehensive loss and net loss resulted from foreign currency translation adjustments.

9. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, commercial and international franchising.  The retail segment includes the operating activities of Company-owned stores in the United States, including Puerto Rico, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s Web store and non-traditional store locations such as baseball ballparks.  The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities.  The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, Australia, Africa, the Middle East, Mexico and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures.  These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities.  Accordingly, the Company has determined that each of its operating segments represent one reportable segment.  The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

			International
	Retail	Commercial	Franchising	Total
Thirteen weeks ended July 2, 2011
Net sales to external customers	$80,391	$736	$714	$81,841
Income (loss) before income taxes	(11,435)	401	369	(10,665)
Capital expenditures, net	3,786	-	29	3,815
Depreciation and amortization	6,136	-	70	6,206
Thirteen weeks ended July 3, 2010
Net sales to external customers	$72,488	$985	$661	$74,134
Income (loss) before income taxes	(13,481)	623	255	(12,603)
Capital expenditures, net	3,128	-	26	3,154
Depreciation and amortization	6,643	-	119	6,762

Twenty-six weeks ended July 2, 2011
Net sales to external customers	$174,550	$1,841	$1,440	$177,831
Income (loss) before income taxes	(15,820)	811	694	(14,315)
Capital expenditures, net	6,074	-	63	6,137
Depreciation and amortization	12,604	-	126	12,730
Twenty-six weeks ended July 3, 2010
Net sales to external customers	$172,274	$1,951	$1,344	$175,569
Income (loss) before income taxes	(11,574)	1,193	595	(9,786)
Capital expenditures, net	6,347	-	63	6,410
Depreciation and amortization	13,408	-	221	13,629

Total Assets as of:
July 2, 2011	$234,125	$9,566	$2,858	$246,549
July 3, 2010	$247,527	$3,726	$3,073	$254,326

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 2, 2011
Net sales to external customers	$67,315	$13,812	$714	$81,841
Property and equipment, net	69,879	11,346	-	81,225
Thirteen weeks ended July 3, 2010
Net sales to external customers	$61,326	$12,147	$661	$74,134
Property and equipment, net	80,742	11,892	-	92,634

Twenty-six weeks ended July 2, 2011
Net sales to external customers	$146,498	$29,893	$1,440	$177,831
Property and equipment, net	69,879	11,346	-	81,225
Twenty-six weeks ended July 3, 2010
Net sales to external customers	$146,294	$27,931	$1,344	$175,569
Property and equipment, net	80,742	11,892	-	92,634

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes Company-owned stores in the United Kingdom and Ireland and, prior to 2011, France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended January 1, 2011, as filed with the SEC, and the following: general economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; we may be unable to effectively manage the operations and growth of our company-owned stores; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation; we are susceptible to disruption in our inventory flow due to our reliance on a few vendors; high petroleum prices could increase some product and inventory transportation costs and adversely affect our profitability; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may be unable to operate our European company-owned stores profitably; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; we may be unable operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly; our market share could be adversely affected by a significant, or increased, number of competitors; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; and poor global economic conditions could have a material adverse effect on our liquidity and capital resources. These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are growing our business in our company-owned stores and in our e-commerce by building synergies between our core products, our partnerships with other world class brands and through added engagement in and out of our iconic stores.  Build-A-Bear Workshop is a powerful global brand and we see significant opportunities for growth outside of North America and the United Kingdom.  The Build-A-Bear Workshop brand is a strong platform--kids love us and Moms trust us, which gives us the foundation to potentially go to market with other retail concepts and products as well as include these products in our retail stores and website.  We are in a strong financial position to drive further international growth and at the same time, continue to buy back stock and invest in other strategic initiatives for the benefit of all Build-A-Bear Workshop stakeholders.

As of July 2, 2011, we operated 289 stores in the United States, Canada, and Puerto Rico, 53 stores in the United Kingdom and Ireland, and had 70 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we market our products and build our brand through our websites, which simulate our interactive shopping experience, as well as non-traditional store locations in three Major League Baseball® ballparks, a zoo,  a science center and an airport. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

We operate in three reportable segments (retail, commercial and international franchising) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, and Ireland, all non-traditional store locations and e-commerce websites or “webstores”;

•	Transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales; and

•	International stores operated under franchise agreements.

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 10.2% for the twenty-six weeks ended July 2, 2011 and 10.6% for the twenty-six weeks ended July 3, 2010 and consolidated net loss as a percentage of total revenues was 5.0% for the twenty-six weeks ended July 2, 2011 and 3.9% for the twenty-six weeks ended July 3, 2010. See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net loss.  The decrease in our store contribution over the prior year was primarily due to the decrease in comparable store sales partially offset by the improvements in gross margin driven by increased merchandise margin.

We use comparable store sales as one of the performance measures for our business. Comparable store sales percentage changes are based on net retail sales, excluding our webstore and seasonal and event-based locations. Stores are considered comparable beginning in their thirteenth full month of operation.  Stores with relocations or remodels that result in a significant change in square footage are excluded from the comparable stores sales calculation until the thirteenth full month of operation after the change.  The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

North America	8.3%	(9.7)%	(2.0)%	(3.3)%
Europe	1.3%	(11.2)%	(1.7)%	(3.6)%
Consolidated	7.1%	(10.0)%	(2.0)%	(3.3)%

We believe the changes in comparable store sales for the periods presented are primarily attributable to the following factors:

•
We believe the calendar shift of the Easter holiday and associated school breaks to the fiscal 2011 second quarter from the fiscal 2010 first quarter positively impacted our consolidated comparable store sales for the thirteen weeks ended July 2, 2011.

•
For the twenty-six weeks, we believe that a decline in the number of transactions negatively impacted our consolidated comparable store sales in fiscal 2011 partially offset by a slight increase in the average transaction value.

•
We believe that in the UK, the increase in VAT coupled with cutbacks in government spending has resulted in a decline in consumer sentiment and a corresponding decline in spending, negatively impacting our comparable store sales in Europe for the first half of 2011.  We believe that this decline was partially offset by the impact of pent up demand created by adverse weather in December 2010 which drove sales in early 2011.  In this same period, European comparable store sales also benefited from better weather as compared to the same period in 2010, making the year over year comparison easier.

The Company is working to continue the positive trend in the 2011 second quarter comparable store sales with the following key initiatives:

•	We are continuing our focus on product innovation and introducing limited edition products supported by a fully integrated approach to marketing and promotion;

•	We intend to drive incremental sales from existing traffic by expanding our assortment of brand right toys; and

•
We are focused on increasing engagement in the digital world, both through our online virtual world for children, bearville.com, and our social media efforts, to drive brand interaction and traffic to our stores.

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop Company-owned stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland, and France (collectively, Europe) for the periods presented:

	Twenty-Six Weeks Ended
	July 2, 2011	July 3, 2010
Beginning of period	344	345
Opened	1	1
Closed	(3)	-
End of period	342	346

During fiscal 2011, we anticipate opening approximately five stores and closing five to ten stores.  We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 stores in the United Kingdom and Ireland.

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability and the financial terms associated with the venue.  As of July 2, 2011, we had a total of three ballpark locations, one store within a zoo, one store within a science center and one store within an airport. Seasonal locations, such as ballparks and zoos are excluded from our store count. In 2010, we opened our first pop-up stores.  Pop-up stores are temporary locations that generally have lease terms of six to eighteen months and are excluded from our store count.  These locations are intended to capitalize on short-term opportunities in specific locations.  As of July 2, 2011, eight pop-up stores were open.

International Franchise Revenue:

Our first franchised location opened in November 2003.  The number of international, franchised stores for the periods presented below can be summarized as follows:

	Twenty-Six Weeks Ended
	July 2, 2011	July 3, 2010
Beginning of period	63	65
Opened	10	3
Closed	(3)	(8)
End of period	70	60

As of July 2, 2011, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 16 countries.  We anticipate signing additional master franchise agreements in the future.  We expect our current and future franchisees to open five to ten stores in fiscal 2011, net of closures.  We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenues:
Net retail sales	98.2%	97.8%	98.2%	98.1%
Commercial revenue	0.9	1.3	1.0	1.1
Franchise fees	0.9	0.9	0.8	0.8
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	64.0	68.5	62.4	62.8
Selling, general and administrative	49.5	49.1	46.0	43.3
Store preopening	0.2	0.1	0.1	0.1
Interest expense (income), net	(0.1)	(0.1)	(0.0)	(0.1)
Total costs and expenses	113.0	117.0	108.0	105.6
Income (loss) before income taxes	(13.0)	(17.0)	(8.0)	(5.6)
Income tax (benefit) expense	(4.9)	(5.6)	(3.0)	(1.7)
Net income (loss)	(8.2)%	(11.4)%	(5.0)%	(3.9)%

Retail Gross Margin % (2)	35.8%	30.9%	37.4%	36.8%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $28.8 million and $65.4 million for the thirteen and twenty-six weeks ended July 2, 2011, respectively, and $22.4 million and $63.4 million for the thirteen and thirty-nine weeks ended July 3, 2010, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended July 2, 2011 compared to thirteen weeks ended July 3, 2010

Total revenues. Total revenues were $81.8 million for the thirteen weeks ended July 2, 2011 compared to $74.1 million for the thirteen weeks ended July 3, 2010, an increase of $7.7 million, or 10.4%.  Net retail sales were $80.4 million for the thirteen weeks ended July 2, 2011 compared to $72.5 million for the thirteen weeks ended July 3, 2010, an increase of $7.9 million, or 10.9%. This increase was primarily attributable to a $4.8 million increase in comparable store sales, a $1.3 million increase in sales from pop-up and other non-store locations and a $0.8 million increase in sales from new stores.  There were partially offset by a $0.9 million decline in sales from non-comparable store locations, primarily closures and relocations.  Other changes in net retail sales, which included the positive impact of the changes in deferred revenue and foreign currency, totaled $1.7 million.

We believe the increase in comparable store sales for the period is primarily attributable to the calendar shift of the Easter holiday and associated school breaks from the fiscal 2010 first quarter to the fiscal 2011 second quarter which positively impacted our comparable store sales for the thirteen weeks ended July 2, 2011.

Commercial revenue was $0.7 million for the thirteen weeks ended July 2, 2011, a decrease of $0.3 million from $1.0 million for the thirteen weeks ended July 3, 2010.  Revenue from franchise fees was $0.7 million for the thirteen weeks ended July 2, 2011 and July 3, 2010.

Gross margin. Total gross margin was $29.2 million for the thirteen weeks ended July 2, 2011, compared to $23.1 million for the thirteen weeks ended July 3, 2010, an increase of $6.1 million, or 26.2%.  Retail gross margin increased to $28.8 million for the thirteen weeks ended July 2, 2011 compared to $22.4 million for the thirteen weeks ended July 3, 2010, an increase of $6.4 million, or 28.6%.  As a percentage of net retail sales, retail gross margin increased to 35.8% for the thirteen weeks ended July 2, 2011from 30.9% for the thirteen weeks ended July 3, 2010.  This 490 basis points as a percentage of net retail sales (bps) increase was primarily attributable to 320 bps improvement in leverage on fixed occupancy costs and 130 bps increase in merchandise margin, resulting primarily from a positive change in product mix.

Selling, general and administrative.  Selling, general and administrative expenses were $40.5 million for the thirteen weeks ended July 2, 2011 as compared to $36.4 million for the thirteen weeks ended July 3, 2010, an increase of $4.1 million, or 11.4%.  As a percentage of total revenues, selling, general and administrative expenses increased slightly to 49.5% for the thirteen weeks ended July 2, 2011 as compared to 49.1% for the thirteen weeks ended July 3, 2010, an increase of 40 bps.  The dollar increase was primarily attributable to consulting costs related to continuing efforts to improve efficiencies and reduce expenses and a shift in advertising expenses following the Easter shift, partially offset by decreases in corporate expenses.  The increase in selling, general and administrative expenses as a percent of revenue was primarily due to the overall increase in expenses, offset by improved leverage on fixed components of overhead costs, specifically, central office and store payroll and depreciation.

Store preopening. Store preopening expense was $0.1 million for the thirteen weeks ended July 2, 2011 and July 3, 2010.  We expect to open three new stores during the fiscal 2011 third quarter, the same as in the fiscal 2010 third quarter.  Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $105,000 for the thirteen weeks ended July 2, 2011 as compared to $77,000 for the thirteen weeks ended July 3, 2010.

Provision for income taxes. The income tax benefit was $4.0 million for the thirteen weeks ended July 2, 2011 as compared to the income tax benefit of $4.1 million for the thirteen weeks ended July 3, 2010.  The effective tax rate was 37.4% for the thirteen weeks ended July 2, 2011 compared to 32.7% for the thirteen weeks ended July 3, 2010.  The increase in the effective tax rate was primarily attributable to the impact of recording a valuation allowance in the previous year.

Twenty-six weeks ended July 2, 2011 compared to twenty-six weeks ended July 3, 2010

Total revenues. Total revenues were $177.8 million for the twenty-six weeks ended July 2, 2011 compared to $175.6 million for the twenty-six weeks ended July 3, 2010, an increase of $2.3 million, or 1.3%.  Net retail sales were $174.6 million for the twenty-six weeks ended July 2, 2011 compared to $172.3 million for the twenty-six weeks ended July 3, 2010, an increase of $2.3 million, or 1.3%.  This increase was primarily attributable to a $3.0 million increase in sales from pop-up and other non-store locations and a $1.7 million increase in sales from new stores. These were partially offset by a $3.2 million decrease in comparable store sales and a $2.1 million decline in sales from non-comparable store locations, primarily closures and relocations.  Other changes in net retail sales, which included the positive impact of the changes in deferred revenue and foreign currency, totaled $2.9 million.

We believe the decrease in comparable store sales was attributed primarily to the following factors:

•
For the twenty-six weeks, we believe that a decline in transactions negatively impacted our comparable store sales in fiscal 2011 partially offset by a slight increase in the average transaction value.

•
We believe that in the UK, the increase in VAT coupled with cutbacks in government spending has resulted in a decline in consumer sentiment and a corresponding decline in spending, negatively impacting our comparable store sales in Europe for the first half of 2011.  We believe that this decline was partially offset by the impact of pent up demand created by adverse weather in December 2010 which drove sales in early 2011.  In this same period, European comparable store sales also benefited from better weather as compared to the same period in 2010, making the year over year comparison easier.

Commercial revenue was $1.8 million for the twenty-six weeks ended July 2, 2011 from $2.0 million for the twenty-six weeks ended July 3, 2010, a decrease of $0.2 million.  This decrease was primarily related to the anniversary of new Wii and Nintendo DS games in the 2010 first quarter with no comparable release in 2011.  Revenue from franchise fees increased to $1.4 million for the twenty-six weeks ended July 2, 2011 from $1.3 million for the twenty-six weeks ended July 3, 2010, an increase of $0.1 million.

Gross margin. Total gross margin increased to $66.2 million for the twenty-six weeks ended July 2, 2011 from $64.8 million for the twenty-six weeks ended July 3, 2010, an increase of $1.5 million, or 2.2%.  Retail gross margin increased to $65.4 million for the twenty-six weeks ended July 2, 2011 from $63.4 million for the twenty-six weeks ended July 3, 2010, an increase of $2.0 million, or 3.2%.  As a percentage of net retail sales, retail gross margin increased to 37.4% for the twenty-six weeks ended July 2, 2011 from 36.8% for the twenty-six weeks ended July 3, 2010.  This 60 bps increase resulted primarily from a 50 bps increase in merchandise margin and a 40 bps increase in leverage occupancy costs partially offset by increased buying costs.

Selling, general and administrative. Selling, general and administrative expenses were $81.8 million for the twenty-six weeks ended July 2, 2011 as compared to $75.9 million for the twenty-six weeks ended July 3, 2010, an increase of $5.9 million, or 7.7%.  As a percentage of total revenues, selling, general and administrative expenses increased to 46.0% for the twenty-six weeks ended July 2, 2011 as compared to 43.3% for the twenty-six weeks ended July 3, 2010, an increase of 270 bps.  The dollar increase was primarily attributable to consulting costs related to continuing efforts to improve efficiencies and reduce expenses and increases in advertising and payroll costs.  The increase in selling, general and administrative expenses as a percent of revenue was primarily due to the increase in costs, partially offset by improved leverage on the fixed components of costs.

Store preopening. Store preopening expense was $0.2 million for the twenty-six weeks ended July 2, 2011 as compared to $0.1 million for the twenty-six weeks ended July 3, 2010.  We expect to open three new stores during the fiscal 2011 third quarter, the same as in the fiscal 2010 third quarter.  Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $1,000 for the twenty-six weeks ended July 2, 2011 as compared to $0.1 million for the twenty-six weeks ended July 3, 2010.  The decrease in interest income was primarily attributable to interest costs related to an ongoing sales and use tax audit.

Provision for income taxes. The income tax benefit was $5.4 million for the twenty-six weeks ended July 2, 2011 as compared to the income tax benefit of $3.0 million for the twenty-six weeks ended July 3, 2010.  The effective tax rate was 37.6% for the twenty-six weeks ended July 2, 2011 compared to 30.5% for the twenty-six weeks ended July 3, 2010.  The increase in the effective tax rate was primarily attributable to the impact of recording a valuation allowance in the previous year.

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

The following table sets forth a reconciliation of store contribution to net income for our Company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (Dollars in thousands):

	Twenty-six weeks ended			Twenty-six weeks ended
	July 2, 2011			July 3, 2010
	North			North
	America	Europe	Total	America	Europe	Total
Net loss	$(8,071)	$(856)	$(8,927)	$(5,330)	$(1,469)	$(6,799)
Income tax expense (benefit)	(5,100)	(288)	(5,388)	(2,798)	(189)	(2,987)
Interest expense (income)	74	(75)	(1)	(38)	(70)	(108)
Store depreciation, amortization and impairment (1)	7,853	1,135	8,988	8,031	1,481	9,512
Store preopening expense	172	21	193	83	5	88
General and administrative expense (2)	23,829	1,591	25,420	19,642	1,772	21,414
Franchising and licensing contribution (3)	(1,631)	-	(1,631)	(2,009)	-	(2,009)
Non-store activity contribution (4)	(1,375)	(350)	(1,725)	(1,204)	(273)	(1,477)
Store contribution	$15,751	$1,178	$16,929	$16,377	$1,257	$17,634

Total revenues from external customers	$147,938	$29,893	$177,831	$147,638	$27,931	$175,569
Franchising and licensing revenues	(3,281)	-	(3,281)	(3,295)	-	(3,295)
Revenues from non-store activities (4)	(8,317)	(987)	(9,304)	(5,056)	(829)	(5,885)
Store location net retail sales	$136,340	$28,906	$165,246	$139,287	$27,102	$166,389
Store contribution as a percentage of store
location net retail sales	11.6%	4.1%	10.2%	11.8%	4.6%	10.6%
Total net loss as a percentage of total
revenues	(5.5)%	(2.9)%	(5.0)%	(3.6)%	(5.3)%	(3.9)%

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

(3)
Franchising and commercial contribution includes franchising and commercial revenues and all expenses attributable to the international franchising and commercial segments other than depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and commercial activities is included in the general and administrative expense caption.  Interest expense/income related to commercial and franchising activities is included in the interest expense (income) caption.

(4)	Non-store activities include our webstores, pop-ups and seasonal and event-based locations, as well as intercompany transfer pricing charges.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our comparable store sales; (3) fluctuations in the profitability of our stores; (4) changes in foreign currency exchange rates; (5) the timing and frequency of our marketing initiatives, including national media and other public relations events; (6) the timing of our store openings and closings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems, including Web site enhancements and maintenance and working capital. Historically, we have been able to meet these requirements through cash flow provided by operations.  In our history, we have also generated capital from the sale and issuance of our securities to private investors and through our initial public offering, and our revolving line of credit.

Operating Activities. Cash used in operating activities was $12.9 million for the twenty-six weeks ended July 2, 2011 as compared with $18.3 million for the twenty-six weeks ended July 3, 2010, or a decrease of $5.5 million.  Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities.  In 2011, the use of cash resulting from the change in operating assets and liabilities decreased as compared to the year ago period, driven primarily by decreases and accounts payable and accrued expenses and increases in receivables, partially offset by decreases in inventory.  In 2010, the use of cash resulting from the change in operating assets and liabilities increased as compared to the year ago period, primarily driven by increases in non-proprietary inventory partially offset by the changes in the timing of accounts payable and prepaid expenses

Investing Activities. Cash used in investing activities was $7.2 million for the twenty-six weeks ended July 2, 2011 as compared to $6.4 million for the twenty-six weeks ended July 3, 2010, an increase of $0.8 million.  Cash used in investing activities during the twenty-six weeks ended July 2, 2011 primarily related to investments in central office information technology systems and new store construction costs as well as the purchase of short term investments, net of maturities.  Cash used in investing activities during the twenty-six weeks ended July 3, 2010 primarily related to investments in central office information technology systems, new store construction costs and the acquisition of trademarks and other intellectual property

Financing Activities. Cash used in financing activities was $4.7 million and $2.7 million in the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively, which consisted primarily of cash used for repurchases of the Company’s common stock.  No borrowings were made under our line of credit in either the twenty-six weeks ended July 2, 2011 or July 3, 2010.

Capital Resources. As of July 2, 2011, we had a consolidated cash balance of $34.7 million, over 30% of which was held outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank, National Association and was amended effective December 31, 2010.  The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million.  The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2012 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments.  It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of July 2, 2011: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $48.9 million available for borrowing under the line of credit.

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

In fiscal 2011, we expect to spend a total of $12 to $15 million on capital expenditures.  Capital spending through the twenty-six weeks ended July 2, 2011 totaled $6.1 million, on track with our full year plans.  Capital spending in fiscal 2011 is primarily for the, the opening of six new stores, the relocation of four stores and continued installation and upgrades of central office information technology systems.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2012.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On March 2, 2011, we announced that our share repurchase program had been extended to March 31, 2012.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program will be subsequently retired.  As of August 3, 2011, approximately 3.8 million shares at an average price of $8.33 per share have been repurchased under this program for an aggregate amount of $31.5million, leaving $18.5 million of availability under the program.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit.  The call option was immediately exercisable and expires April 30, 2012. Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  The put option was exercisable on April 30, 2008 and expires on April 30, 2012.  As of July 2, 2011, the book value of our investment in Ridemakerz was zero.  We still retain an ownership interest of approximately 15%.  Under the current agreements, we could own up to approximately 24% of fully diluted equity in Ridemakerz.

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

We believe the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates, including those related to inventory, long-lived assets, goodwill and revenue recognition, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the SEC on March 17, 2011, which includes audited consolidated financial statements for our 2010, 2009 and 2008 fiscal years. There have been no material changes to the critical accounting policies and estimates disclosed in the 2010 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates.  Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings outstanding during the first half of fiscal 2011.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities.  These investments are considered to be cash equivalents or short-term investments, based on their original maturity and are classified accordingly on our balance sheet.  If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives and based on  the aforementioned evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2011, the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the SEC on March 17, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs
Apr. 3, 2011 – Apr. 30, 2011	168	$6.00	-	$21,249,805
May 1, 2011 – May 28, 2011	252,983	$6.75	252,800	$19,542,996
May 29, 2011 – Jul. 2, 2011	136,367	$6.62	136,208	$18,641,289
Total	389,518	$6.70	389,008	$18,641,289

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

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2011

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary