Form 10-Q
period 2011-10-01
BUILD A BEAR WORKSHOP INC
filed 2011-11-10
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 7, 2011, there were 17,481,635 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)

	October 1,	January 1,	October 2,
	2011	2011	2010
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,106	$58,755	$24,660
Inventories	56,258	46,475	54,726
Receivables	4,889	7,923	5,790
Prepaid expenses and other current assets	20,646	18,425	19,247
Deferred tax assets	7,624	7,465	6,874
Total current assets	114,523	139,043	111,297

Property and equipment, net of accumulated depreciation of $173,862; $163,606 and $160,162, respectively	78,965	88,029	90,397
Goodwill	32,614	32,407	33,044
Other intangible assets, net	836	1,444	2,657
Other assets, net	15,625	14,871	15,476
Total Assets	$242,563	$275,794	$252,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,544	$36,325	$32,369
Accrued expenses	6,039	15,488	6,202
Gift cards and customer deposits	21,670	28,880	21,736
Deferred revenue	6,803	6,679	9,952
Total current liabilities	73,056	87,372	70,259

Deferred franchise revenue	1,504	1,706	1,604
Deferred rent	25,139	28,642	30,296
Other liabilities	366	361	794

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at October 1, 2011, January 1, 2011 and October 2, 2010	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 18,157,318; 19,631,623 and 19,560,591 shares, respectively	182	196	196
Additional paid-in capital	68,999	76,582	75,349
Accumulated other comprehensive loss	(9,506)	(9,959)	(8,242)
Retained earnings	82,823	90,894	82,615
Total stockholders' equity	142,498	157,713	149,918
Total Liabilities and Stockholders' Equity	$242,563	$275,794	$252,871

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Revenues:
Net retail sales	$95,378	$91,689	$269,929	$263,963
Commercial revenue	1,160	7,637	3,002	9,588
Franchise fees	872	767	2,312	2,112
Total revenues	97,410	100,093	275,243	275,663

Costs and expenses:
Cost of merchandise sold	57,572	62,710	167,723	172,150
Selling, general and administrative	37,815	39,113	119,620	115,048
Store preopening	198	255	391	343
Interest expense (income), net	(40)	(83)	(41)	(191)
Total costs and expenses	95,545	101,995	287,693	287,350

Income (loss) before income taxes	1,865	(1,902)	(12,450)	(11,687)
Income tax expense (benefit)	1,011	(524)	(4,377)	(3,511)
Net income (loss)	$854	$(1,378)	$(8,073)	$(8,176)

Earnings (loss) per common share:
Basic	$0.05	$(0.07)	$(0.45)	$(0.44)
Diluted	$0.05	$(0.07)	$(0.45)	$(0.44)

Shares used in computing common per share amounts:
Basic	17,378,486	18,426,860	17,781,943	18,755,941
Diluted	17,396,144	18,426,860	17,781,943	18,755,941

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-nine weeks ended
	October 1, 2011	October 2, 2010

Cash flows from operating activities:
Net loss	$(8,073)	$(8,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,614	20,338
Stock-based compensation	3,501	3,661
Deferred taxes	(653)	(1,877)
Excess tax benefit from share-based payments	(314)	(33)
Impairment of store assets	-	306
Media credit utilization	200	-
Loss on disposal of property and equipment	451	404
Change in assets and liabilities:
Inventories	(9,836)	(14,562)
Receivables	3,036	(819)
Prepaid expenses and other assets	(2,243)	(428)
Accounts payable and accrued expenses	(7,081)	(5,162)
Lease related liabilities	(3,493)	(4,370)
Gift cards and customer deposits	(7,244)	(7,520)
Deferred revenue	(79)	947
Net cash used in operating activities	(13,214)	(17,291)
Cash flows from investing activities:
Purchases of property and equipment	(9,715)	(9,697)
Purchases of other assets and other intangible assets	(181)	(511)
Purchases of short term investments	(3,115)	-
Proceeds from sale or maturitiy of short term investments	2,076	-
Cash used in investing activities	(10,935)	(10,208)
Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	62	13
Excess tax benefit from share-based payments	314	33
Purchases of Company's common stock	(10,163)	(7,274)
Cash used in financing activities	(9,787)	(7,228)
Effect of exchange rates on cash	287	(1,012)
Net decrease in cash and cash equivalents	(33,649)	(35,739)
Cash and cash equivalents, beginning of period	58,755	60,399
Cash and cash equivalents, end of period	$25,106	$24,660
Noncash Transactions:
Exchange of inventory for media credits	$-	$4,277

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

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 1,	January 1,	October 2,
	2011	2011	2010
Prepaid rent	$7,916	$7,959	$8,017
Prepaid income taxes	5,352	2,458	4,373
Other	7,378	8,008	6,857
	$20,646	$18,425	$19,247

3. Goodwill

Goodwill is reported as a component of the Company’s retail segment.  The following table summarizes the changes in goodwill for the thirty-nine weeks ended October 1, 2011 (in thousands):

Balance as of January 1, 2011	$32,407
Effect of foreign currency translation	207
Balance as of October 1, 2011	$32,614

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

For the thirteen and thirty-nine weeks ended October 1, 2011, selling, general and administrative expenses include $1.1 million ($0.6 million after tax) and $3.5 million ($2.1 million after tax), respectively, of stock-based compensation expense.  For the thirteen and thirty-nine weeks ended October 2, 2010, selling, general and administrative expenses include $1.2 million ($0.7 million after tax) and $3.7 million ($2.2 million after tax), respectively, of stock-based compensation expense.

As of October 1, 2011, there was $7.0 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

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

(a) Stock Options

The following table is a summary of the balances and activity for the Plans related to stock options for the thirty-nine weeks ended October 1, 2011:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Outstanding, January 1, 2011	1,125,223	$8.73
Granted	304,927	6.21
Exercised	39,634	4.98
Forfeited	162,689	6.79
Outstanding, October 1, 2011	1,227,827	$8.49	7.3	$1

Options Exercisable As Of:
October 1, 2011	498,494	$12.03	5.4	$1

The Company generally issues new shares to satisfy option exercises.

The expense recorded related to options during the thirty-nine weeks ended October 1, 2011 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model for the thirty-nine weeks ended October 1, 2011 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 1.2% to 2.5%; and (d) an expected life of 6.25 years.  The assumptions used in the option pricing model for the thirteen and thirty-nine weeks ended October 2, 2010 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 2.1 to 3.4%; and (d) an expected life of 6.25 years.

(b) Restricted Stock

The following table is a summary of the balances and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirty-nine weeks ended October 1, 2011:

		Average Grant
	Number of	Date Fair Value
	Shares	per Award
Outstanding, January 1, 2011	1,468,373	$5.96
Granted	461,746	6.20
Vested	314,234	9.08
Canceled or expired	161,171	5.65
Outstanding, October 1, 2011	1,454,714	$5.40

The total fair value of shares vested during the thirty-nine weeks ended October 1, 2011 and October 2, 2010 was $2.0 million and $1.9 million, respectively.

6. Earnings per Share

The Company uses the two-class method to compute basic and diluted earnings per common share.  In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

NUMERATOR:
Net earnings (loss) before allocation of earnings to participating securities	$854	$(1,378)	$(8,073)	$(8,176)
Less: Earnings allocated to participating securities	67	-	-	-
Net earnings (loss) after allocation of earnings to participating securities	$787	$(1,378)	$(8,073)	$(8,176)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	17,378,486	18,426,860	17,781,943	18,755,941
Dilutive effect of share-based awards:	17,658	-	-	-
Weighted average number of common shares outstanding - dilutive	17,396,144	18,426,860	17,781,943	18,755,941
Basic earnings (loss) per common share attributable to Build-A-Bear Workshop, Inc, stockholders:	$0.05	$(0.07)	$(0.45)	$(0.44)
Diluted earnings (loss) per common share attributable to Build-A-Bear Workshop, Inc, stockholders	$0.05	$(0.07)	$(0.45)	$(0.44)

For the thirteen weeks ended October 1, 2011, options to purchase 865,779 shares of common stock were not included in the denominator for diluted earnings per common share because of their anti-dilutive effect.

Due to the net loss for thirty-nine weeks ended October 1, 2011 and for the thirteen and thirty-nine weeks ended October 2, 2010, the denominator for diluted earnings per common share is the same as the denominator for basic earnings per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

7. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with ASC Section 740-10.  As of October 1, 2011, January 1, 2011 and October 2, 2010, there were approximately $0.3 million, $0.3 million and $0.5 million respectively, of unrecognized tax benefits.  During the next twelve months, it is reasonably possible to reduce unrecognized tax benefits by $46,000 either because the tax positions are sustained on audit or expiration of the statute of limitations.

8. Comprehensive Income (Loss)

Comprehensive loss for the thirteen weeks and thirty-nine weeks ended October 1, 2011 was $1.1 million and $7.6 million, respectively.  Comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 2, 2010 was $1.6 million and $(10.1) million, respectively.  The difference between comprehensive loss and net loss resulted from foreign currency translation adjustments.

9. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, commercial and international franchising.  The retail segment includes the operating activities of Company-owned stores in the United States, including Puerto Rico, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s Web store and non-traditional store locations such as baseball ballparks.  The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities.  The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, Australia, Africa, the Middle East, Mexico and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures.  These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities.  Accordingly, the Company has determined that each of its operating segments represent a reportable segment.  The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

			International
	Retail	Commercial	Franchising	Total
Thirteen weeks ended October 1, 2011
Net sales to external customers	$95,378	$1,160	$872	$97,410
Income (loss) before income taxes	806	545	514	1,865
Capital expenditures, net	3,745	-	14	3,759
Depreciation and amortization	5,822	-	62	5,884
Thirteen weeks ended October 2, 2010
Net sales to external customers	$91,689	$7,637	$767	$100,093
Income (loss) before income taxes	(3,342)	1,029	411	(1,902)
Capital expenditures, net	3,724	-	74	3,798
Depreciation and amortization	6,530	-	179	6,709

Thirty-nine weeks ended October 1, 2011
Net sales to external customers	$269,929	$3,002	$2,312	$275,243
Income (loss) before income taxes	(15,014)	1,356	1,208	(12,450)
Capital expenditures, net	9,819	-	77	9,896
Depreciation and amortization	18,426	-	188	18,614
Thirty-nine weeks ended October 2, 2010
Net sales to external customers	$263,963	$9,588	$2,112	$275,663
Income (loss) before income taxes	(14,915)	2,222	1,005	(11,687)
Capital expenditures, net	10,072	-	136	10,208
Depreciation and amortization	19,938	-	400	20,338

Total Assets as of:
October 1, 2011	$230,074	$9,695	$2,794	$242,563
October 2, 2010	$239,672	$10,382	$2,817	$252,871

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 1, 2011
Net sales to external customers	$78,915	$17,623	$872	$97,410
Property and equipment, net	67,527	11,438	-	78,965
Thirteen weeks ended October 2, 2010
Net sales to external customers	$83,333	$15,993	$767	$100,093
Property and equipment, net	78,082	12,315	-	90,397
Thirty-nine weeks ended October 1, 2011
Net sales to external customers	$225,415	$47,516	$2,312	275,243
Property and equipment, net	67,527	11,438	-	78,965
Thirty-nine weeks ended October 2, 2010
Net sales to external customers	$229,627	$43,924	$2,112	$275,663
Property and equipment, net	78,082	12,315	-	90,397

(1)	North America includes the United States, Canada and Puerto Rico
(2)	Europe includes Company-owned stores in the United Kingdom and Ireland and, prior to 2011, France
(3)	Other includes franchise businesses outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland

10. Subsequent Event

In the period from October 2, 2011 through November 7, 2011, the Company repurchased approximately 672,000 shares for an aggregate amount of $3.7 million, leaving $9.8 million of availability under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

     This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential” or “continue,” the negative or any derivative of these terms and other comparable terminology.

     Without limiting the foregoing, all statements relating to our future sales and operating results, anticipated store locations and capital expenditures, future cash flows and share repurchases, and sources of funding are forward-looking statements and speak only as of the date of this report.  These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ materially are:

●	general global economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending;
●	customer traffic may continue to decrease in the shopping malls where we are located, on which we depend to attract guests to our stores;
●	we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion;
●	our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic;
●	we may be unable to generate comparable store sales growth;
●	the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade including foreign currency fluctuation;
●	we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases;
●	we may be unable to effectively manage the operations and growth of our company-owned stores;
●	we are susceptible to disruption in our inventory flow due to our reliance on a few vendors;
●	high petroleum product prices could increase some product and inventory transportation costs and adversely affect our profitability;
●	we may be unable to effectively manage our international franchises or laws relating to those franchises may change;
●	we may be unable to operate our European company-owned stores profitably;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●
we may be unable to repurchase shares at all or at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate;

●	our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers;
●	we may improperly obtain or be unable to protect information from our guests in violation of privacy or security laws or expectations;
●	we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise;
●	we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations;
●	we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unable operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly;
●	our market share could be adversely affected by a significant, or increased, number of competitors;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property;
●	we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; and
●	poor global economic conditions could have a material adverse effect on our liquidity and capital resources.

     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2011.  These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

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

We are growing our business in our company-owned stores and in our e-commerce by building synergies between our core products, our partnerships with other world class brands and through added engagement in and out of our iconic stores.  Build-A-Bear Workshop is a powerful global brand, and we see significant opportunities for growth outside of North America and the United Kingdom.  The Build-A-Bear Workshop brand is a strong platform--kids love us and Moms trust us, which gives us the foundation to potentially go to market with other retail concepts and products as well as include these concepts and products in our retail stores and website.  We are in a strong financial position to drive further international growth and at the same time, continue to buy back stock and invest in other strategic initiatives for the benefit of all Build-A-Bear Workshop stakeholders.

As of October 1, 2011, we operated 288 stores in the United States, Canada, and Puerto Rico, 56 stores in the United Kingdom and Ireland, and had 76 franchised stores operating internationally under the Build-A-Bear Workshop brand. In order to capitalize on short-term opportunities in specific locations, we also operated seven temporary, pop-up locations. In addition to our stores, we market our products and build our brand through our websites, which simulate our interactive shopping experience, as well as non-traditional store locations in three Major League Baseball® ballparks, a zoo, a science center and an airport. Seasonal locations, such as ballparks and zoos, are excluded from our store count.

We operate in three reportable segments (retail, commercial and international franchising) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

●	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, and Ireland, all non-traditional store locations and e-commerce websites or “webstores”;
●	Transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales; and
●	International stores operated under franchise agreements.

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Store contribution, for our consolidated operations, was 11.3% for the thirty-nine weeks ended October 1, 2011 and 11.7% for the thirty-nine weeks ended October 2, 2010 and consolidated net loss as a percentage of total revenues was 2.9% for the thirty-nine weeks ended October 1, 2011 and 3.0% for the thirty-nine weeks ended October 2, 2010.  See “— Non-GAAP Financial Measures” for a definition of store contribution and a reconciliation of store contribution to net loss.  The decrease in our store contribution over the prior year was primarily due to the decrease in comparable store sales partially offset by the improvements in gross margin driven by improved leverage on fixed occupancy costs, increased merchandise margin and lower distribution costs.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

North America	0.7%	5.3%	(1.1)%	(0.5)%
Europe	3.0%	(6.6)%	0.0%	(4.7)%
Consolidated	1.1%	3.1%	(0.9)%	(1.2)%

We believe the changes in comparable store sales for the periods presented are primarily attributable to the following factors:

●
We believe that the improvement in our comparable store sales in the 2011 fiscal third quarter was a result of improved merchandise assortments and a successful promotional event that allowed us to effectively capitalize on increased mall traffic in the key back-to-school moths of July and August. Overall, we reduced promotional activity in the quarter compared to the prior year which resulted in higher average transaction value that was partially offset by a decline in the number of transactions.

●
For the thirty-nine weeks, the third quarter growth partially offset comparable store sales declines experienced in the first half of 2011 which were driven primarily by a decline in transactions and negative trends in consumer sentiment and spending in the UK.

The Company is working to continue the positive trend in the 2011 fourth quarter comparable store sales with the following key initiatives:

●	We are continuing our focus on product innovation and introducing limited edition products supported by a fully integrated approach to marketing and promotion;
●	We intend to drive incremental sales from existing traffic by expanding our assortment of brand right toys; and
●
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

Expansion and Growth Potential

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland, and France (collectively, Europe) for the periods presented:

	Thirty-nine weeks ended
	October 1,	October 2,
	2011	2010

Beginning of period	344	345
Opened	4	4
Closed	(4)	(2)
End of period	344	347

During fiscal 2011, we anticipate opening six stores and closing six stores.  We believe there is a market potential for at least 350 Build-A-Bear Workshop stores in the United States and Canada and approximately 70 stores in the United Kingdom and Ireland.

Non-Traditional Store Locations:

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. We expect to expand our future presence at select seasonal, event-based locations contingent on their availability and the financial terms associated with the venue.  As of October 1, 2011, we had a total of three ballpark locations, one store within a zoo, one store within a science center and one store within an airport.  Seasonal locations, such as ballparks and zoos are excluded from our store count.  In 2010, we opened our first pop-up stores.  Pop-up stores are temporary locations that generally have lease terms of six to eighteen months and are excluded from our store count.  These locations are intended to capitalize on short-term opportunities in specific locations.  As of October 1, 2011, seven pop-up stores were open.

International Franchise Revenue:

Our first franchised location opened in November 2003.  The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	October 1,	October 2,
	2011	2010

Beginning of period	63	65
Opened	16	5
Closed	(3)	(12)
End of period	76	58

As of October 1, 2011, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 16 countries.  We anticipate signing additional master franchise agreements in the future.  We expect to end fiscal 2011 with approximately 80 franchised locations.  We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenues:
Net retail sales	97.9%	91.6%	98.1%	95.8%
Commercial revenue	1.2	7.6	1.1	3.5
Franchise fees	0.9	0.8	0.8	0.8
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	59.6	63.1	61.5	62.9
Selling, general and administrative	38.8	39.1	43.5	41.7
Store preopening	0.2	0.3	0.1	0.1
Interest expense (income), net	(0.0)	(0.1)	(0.0)	(0.1)
Total costs and expenses	98.1	101.9	104.5	104.2

Income (loss) before income taxes	1.9	(1.9)	(4.5)	(4.2)
Income tax expense (benefit)	1.0	(0.5)	(1.6)	(1.3)
Net income (loss)	0.9	(1.4)	(2.9)	(3.0)

Retail Gross Margin % (2)	40.2%	38.6%	38.4%	37.4%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $38.4 million and $103.7 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively, and $35.4 million and $98.8 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended October 1, 2011 compared to thirteen weeks ended October 2, 2010

Revenues

Net retail sales. Net retail sales were $95.4 million for the thirteen weeks ended October 1, 2011 compared to $91.7 million for the thirteen weeks ended October 2, 2010, an increase of $3.7 million, or 4.0%. This increase was primarily attributable to a $1.0 million increase in comparable store sales, a $0.8 million increase in sales from pop-up and other non-store locations and a $0.9 million increase in sales from new stores.  These were partially offset by a $0.8 million decline in sales from non-comparable store locations, primarily closures and relocations.  Other changes in net retail sales, which included the positive impact of the changes in deferred revenue and foreign currency, totaled $1.8 million.

We believe that the improvement in our comparable store sales in the 2011 fiscal third quarter was a result of improved merchandise assortments and a successful promotional event that allowed us to effectively capitalize on increased mall traffic in the key back-to-school moths of July and August. Overall, we reduced promotional activity in the quarter compared to the prior year which resulted in higher average transaction value that was partially offset by a decline in the number of transactions.

Commerical revenue and franchise fees. Commercial revenue was $1.2 million for the thirteen weeks ended October 1, 2011, a decrease of $6.5 million from $7.6 million for the thirteen weeks ended October 2, 2010.  This decrease was primarily attributable to a single $5.8 million wholesale transaction with no associated gross margin in the 2010 third quarter.  Revenue from franchise fees increased to $0.9 million for the thirteen weeks ended October 1, 2011 from $0.8 million for the thirteen weeks ended October 2, 2010.

Gross margin. Total gross margin was $39.0 million for the thirteen weeks ended October 1, 2011, compared to $36.6 million for the thirteen weeks ended October 2, 2010, an increase of $2.4 million, or 6.4%.  Retail gross margin increased to $38.4 million for the thirteen weeks ended October 1, 2011 compared to $35.4 million for the thirteen weeks ended October 2, 2010, an increase of $3.0 million, or 8.5%.  As a percentage of net retail sales, retail gross margin increased to 40.2% for the thirteen weeks ended October 1, 2011 from 38.6% for the thirteen weeks ended October 2, 2010.  This 160 basis points as a percentage of net retail sales (bps) increase was primarily driven by a 70 basis point improvement in warehouse and distribution costs, 60 basis points in improved leverage of fixed occupancy costs and a 40 basis point improvement in merchandising margin .

Selling, general and administrative.  Selling, general and administrative expenses were $37.8 million for the thirteen weeks ended October 1, 2011 as compared to $39.1 million for the thirteen weeks ended October 2, 2010, a decrease of $1.3 million, or 3.3%.  The dollar decrease was primarily attributable to a shift in advertising and supplies costs, partially offset by increases in salaries and travel costs.  As a percentage of total revenues, selling, general and administrative expenses decreased to 38.8% for the thirteen weeks ended October 1, 2011 as compared to 41.5% for the thirteen weeks ended October 2, 2010, excluding revenues from the single wholesale transaction in 2010, a 270 bps improvement.  This improvement was primarily driven by a 160 bps reduction in marketing-related expenses, a 50 bps reduction in store operation costs and a 40 bps decline in corporate depreciation expense.

Store preopening. Store preopening expense was $0.2 million for the thirteen weeks ended October 1, 2011 and $0.3 million for the thirteen weeks ended October 2, 2010.  Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $40,000 for the thirteen weeks ended October 1, 2011 as compared to $83,000 for the thirteen weeks ended October 2, 2010.

Provision for income taxes. Income tax expense was $1.0 million for the thirteen weeks ended October 1, 2011 as compared to an income tax benefit of $0.5 million for the thirteen weeks ended October 2, 2010.  The effective tax rate was 54.2% for the thirteen weeks ended October 1, 2011 compared to 27.5% for the thirteen weeks ended October 2, 2010.  The increase in the effective tax rate was primarily attributable to the impact of recording a valuation allowance in the previous year as well as the impact of adjusting the provision to reflect the anticipated annual tax rate of approximately 35%.

Thirty-nine weeks ended October 1, 2011 compared to thirty-nine weeks ended October 2, 2010

Revenues

Net retail sales. Net retail sales were $269.9 million for the thirty-nine weeks ended October 1, 2011 compared to $264.0 million for the thirty-nine weeks ended October 2, 2010, an increase of $6.0 million, or 2.3%.  This increase was primarily attributable to a $3.8 million increase in sales from pop-up and other non-store locations and a $2.6 million increase in sales from new stores.  These were partially offset by a $2.2 million decrease in comparable store sales and a $2.9 million decline in sales from non-comparable store locations, primarily closures and relocations.  Other changes in net retail sales, which included the positive impact of the changes in deferred revenue and foreign currency, totaled $4.6 million.

We believe the decrease in comparable store sales was attributed primarily to the following factors:

●
We believe that the improvement in our comparable store sales in the 2011 fiscal third quarter was a result of improved merchandise assortments and a successful promotional event that allowed us to effectively capitalize on increased mall traffic in the key back-to-school moths of July and August. Overall, we reduced promotional activity in the quarter compared to the prior year which resulted in higher average transaction value that was partially offset by a decline in the number of transactions.

●
For the thirty-nine weeks, the third quarter growth partially offset comparable store sales declines experienced in the first half of 2011 which were driven primarily by a decline in transactions and negative trends in consumer sentiment and spending in the UK.

Commerical revenue and franchise fees. Commercial revenue was $3.0 million for the thirty-nine weeks ended October 1, 2011 compared to $9.6 million for the thirty-nine weeks ended October 2, 2010, a decrease of $6.6 million.  This decrease was primarily attributable to a single $5.8 million wholesale transaction with no associated gross margin in the 2010 third quarter.  Revenue from franchise fees increased to $2.3 million for the thirty-nine weeks ended October 1, 2011 from $2.1 million for the thirty-nine weeks ended October 2, 2010.

Gross margin. Total gross margin increased to $105.2 million for the thirty-nine weeks ended October 1, 2011 from $101.4 million for the thirty-nine weeks ended October 2, 2010, an increase of $3.8 million, or 3.8%.  Retail gross margin increased to $103.7 million for the thirty-nine weeks ended October 1, 2011 from $98.8 million for the thirty-nine weeks ended October 2, 2010, an increase of $4.9 million, or 5.0%.  As a percentage of net retail sales, retail gross margin increased to 38.4% for the thirty-nine weeks ended October 1, 2011 from 37.4% for the thirty-nine weeks ended October 2, 2010.  This 100 bps increase resulted primarily from a 50 bps increase in leverage on occupancy costs, a 40 bps increase in merchandise margin and a 30 bps improvement in distribution costs, partially offset by a 20 bps increase in buying costs.

Selling, general and administrative. Selling, general and administrative expenses were $119.6 million for the thirty-nine weeks ended October 1, 2011 as compared to $115.0 million for the thirty-nine weeks ended October 2, 2010, an increase of $4.6 million, or 4.0%.  As a percentage of total revenues, selling, general and administrative expenses increased to 43.5% for the thirty-nine weeks ended October 1, 2011 as compared to 42.6% for the thirty-nine weeks ended October 2, 2010, excluding revenues from the single wholesale transaction is 2010, an increase of 90 bps.  The dollar increase was primarily attributable to consulting costs related to continuing efforts to improve efficiencies and reduce expenses and increases in advertising and payroll costs.  The increase in selling, general and administrative expenses as a percent of revenue was primarily due to the increase in costs, partially offset by improved leverage on the fixed components of costs.

Store preopening. Store preopening expense was $0.4 million for the thirty-nine weeks ended October 1, 2011 as compared to $0.3 million for the thirty-nine weeks ended October 2, 2010.  Preopening expenses include expenses for stores that opened in the current period as well as expenses incurred for stores that will open in future periods.

Interest expense (income), net. Interest income, net of interest expense, was $41,000 for the thirty-nine weeks ended October 1, 2011 as compared to $0.2 million for the thirty-nine weeks ended October 2, 2010.  The decrease in interest income was primarily attributable to interest costs related to an ongoing sales and use tax audit.

Provision for income taxes. Income tax benefit was $4.4 million for the thirty-nine weeks ended October 1, 2011 as compared to the income tax benefit of $3.5 million for the thirty-nine weeks ended October 2, 2010.  The effective tax rate was 35.2% for the thirty-nine weeks ended October 1, 2011 compared to 30.0% for the thirty-nine weeks ended October 2, 2010.  The increase in the effective tax rate was primarily attributable to the impact of recording a valuation allowance in the previous year.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located the United Kingdom, Ireland and France (Europe) and for our consolidated store base (Dollars in thousands):

	Thirty-nine weeks ended			Thirty-nine weeks ended
	October 1, 2011			October 2, 2010
	North			North
	America	Europe	Total	America	Europe	Total
Net loss	$(7,924)	$(149)	$(8,073)	$(6,417)	$(1,759)	$(8,176)
Income tax expense (benefit)	(4,346)	(31)	(4,377)	(3,531)	20	(3,511)
Interest expense (income)	65	(106)	(41)	(65)	(126)	(191)
Store depreciation, amortization and impairment (1)	11,568	1,706	13,274	11,848	2,082	13,930
Store preopening expense	172	219	391	162	181	343
General and administrative expense (2)	34,382	2,264	36,646	30,184	2,956	33,140
Franchising and licensing contribution (3)	(2,752)	-	(2,752)	(3,399)	-	(3,399)
Non-store activity contribution (4)	(5,646)	(538)	(6,184)	(1,807)	(472)	(2,279)
Store contribution	$25,519	$3,365	$28,884	$26,975	$2,882	$29,857

Total revenues from external customers	$227,727	$47,516	$275,243	$231,739	$43,924	$275,663
Franchising and commercial revenues	(5,314)	-	(5,314)	(11,700)	-	(11,700)
Revenues from non-store activities (4)	(12,322)	(1,568)	(13,890)	(7,926)	(1,273)	(9,199)
Store location net retail sales	$210,091	$45,948	$256,039	$212,113	$42,651	$254,764
Store contribution as a percentage of store location net retail sales	12.1%	7.3%	11.3%	12.7%	6.8%	11.7%
Total net loss as a percentage of total revenues	(3.5)%	(0.3)%	(2.9)%	(2.8)%	(4.0)%	(3.0)%

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

Operating Activities. Cash used in operating activities was $13.2 million for the thirty-nine weeks ended October 1, 2011 as compared with $17.3 million for the thirty-nine weeks ended October 2, 2010, or a decrease of $4.1 million.  Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities.  The decrease for the thirty-nine weeks ended October 2, 2010 reflects the following factors:

•
A smaller increase in inventories for the first thirty-nine weeks of 2011 as compared to the same period last year, due primarily to increases in 2010 related to incremental proprietary and non-proprietary inventory purchases, initial inventory for pop-up locations opening in the 2010 fourth quarter and higher levels of inventory due to extension of lead times by vendors; and

•
A decrease in receivables in the first thirty-nine weeks of 2011 as compared to an increase in the same period last year, attributable to decreased licensing activities in 2011 and a receivable in 2010 related to the single wholesale transaction.

These decreases were partially offset by:

•
A larger increase in prepaid expenses and other assets for the first thirty-nine weeks of 2011 as compared to the same period last year, as the 2010 income tax refund had not been received as of October 1, 2011; the 2009 refund was received in the first half of 2010; and

•	A larger increase in accounts payable and accrued expenses for the first thirty-nine weeks of 2011 as compared to the same period last year, due in part to timing of inventory receipts and payments.

Investing Activities. Cash used in investing activities was $10.9 million for the thirty-nine weeks ended October 1, 2011 as compared to $10.2 million for the thirty-nine weeks ended October 2, 2010, an increase of $0.7 million.  Cash used in investing activities during the thirty-nine weeks ended October 1, 2011 primarily related to investments in central office information technology systems and new store construction costs as well as the purchase of short term investments, net of maturities.  Cash used in investing activities during the thirty-nine weeks ended October 2, 2010 primarily related to investments in central office information technology systems, new store construction costs and the acquisition of trademarks and other intellectual property.

Financing Activities. Cash used in financing activities was $9.8 million and $7.2 million in the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, which consisted primarily of cash used for repurchases of the Company’s common stock.  No borrowings were made under our line of credit in either the thirty-nine weeks ended October 1, 2011 or October 2, 2010.

Capital Resources. As of October 1, 2011, we had a consolidated cash balance of $25.1 million, over 50% of which was held outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank, National Association and was amended effective December 31, 2010.  The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million.  The seasonal overline is in effect from July 1 to December 31 each year. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2012 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments.  It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of October 1, 2011: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $48.9 million available for borrowing under the line of credit.

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

In fiscal 2011, we expect to spend a total of approximately $12 million on capital expenditures.  Capital spending through the thirty-nine weeks ended October 1, 2011 totaled $9.9 million, on track with our full year plans.  Capital spending in fiscal 2011 is primarily for the opening of six new stores, the relocation of four stores and the continued installation and upgrades of central office information technology systems including web enhancements.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2012.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On March 2, 2011, we announced that our share repurchase program had been extended to March 31, 2012.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program will be subsequently retired.  As of November 7, 2011, approximately 5.4 million shares at an average price of $7.49 per share have been repurchased under this program for an aggregate amount of $40.2 million, leaving $9.8 million of availability under the program.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method. We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit.  The call option was immediately exercisable and expires April 30, 2012.  Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  The put option was exercisable on April 30, 2008 and expires on April 30, 2012.  As of October 1, 2011, the book value of our investment in Ridemakerz was zero.  We still retain an ownership interest of approximately 15%.  Under the current agreements, we could own up to approximately 24% of fully diluted equity in Ridemakerz.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings outstanding during the first nine months of fiscal 2011. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities.  These investments are considered to be cash equivalents or short-term investments, based on their original maturity and are classified accordingly on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives and based on  the aforementioned evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2011, the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plan or Program
Jul. 3, 2011 – Jul. 30, 2011	89	$6.12	-	$18,641,289
Jul 31, 2011 – Aug. 27, 2011	253,827	$5.40	253,710	$17,271,008
Aug. 28, 2011 – Oct. 1, 2011	680,519	$5.47	680,041	$13,551,219
Total	934,435	$5.45	933,751	$13,551,219

(1)
Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the applicable period.  Our equity incentive plans provide that the value of shares delivered to us to pay the withheld to cover tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

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

Date: November 10, 2011

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chairman of the Board and Chief Executive Bear

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary