Form 10-K
period 2011-12-31
BUILD A BEAR WORKSHOP INC
filed 2012-03-15
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒   No
There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $6.33 for the shares on the New York Stock Exchange on July 1, 2011) was $87,573,917 as of July 2, 2011.
As of March 12, 2012, there were 17,394,457 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its May 10, 2012 Annual Meeting are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance;

•	our anticipated operating and growth strategies;

•	our future capital expenditures;

•	our anticipated rate of store closures, relocations and openings;

•	our anticipated costs related to store closures, relocations and openings, and

•	our franchisees’ anticipated rate of international store openings.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is the leading, and only international company providing a “make your own stuffed animal” interactive retail-entertainment experience.  As of December 31, 2011, we operated 346 company-owned retail stores in the United States, Canada, the United Kingdom and Ireland, including 288 Build-A-Bear Workshop® stores in the United States and Canada and 58 Build-A-Bear Workshop stores in the United Kingdom and Ireland.  In addition, franchisees operated 79 Build-A-Bear Workshop stores in other international locations. Our core concept is based on our guests making, personalizing and customizing their own stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.

We offer an extensive and coordinated selection of merchandise, including over 30 different styles of animals to be stuffed and a wide variety of clothing, shoes and accessories for the stuffed animals as well as other brand appropriate toy and accessory items. Our concept appeals to a broad range of age groups and demographics, including children, teens, parents and grandparents. We believe that our stores, which are primarily located in malls, are destination locations and draw guests from a large geographic reach. Our stores average approximately 2,600 square feet in size and have a highly visual and colorful appearance, including custom-designed fixtures featuring teddy bears and other themes relating to the Build-A-Bear Workshop experience.

We also market our products and build our brand awareness and equity in our countries of operation through national multi-media marketing programs that target our core demographic guests, principally children and their parents.  The program incorporates consistent messaging across a variety of media, and is designed to increase our brand awareness and store traffic and attract more first-time and repeat guests. In addition, our virtual world Web site, bearville.comTM, promotes brand connection and in-store products and events with branded games, activities and social connectivity features.

Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 100 million stuffed animals.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced that the Board of Directors had authorized an increase in our share repurchase program to up to $50 million. On February 23, 2012, we announced that our share repurchase program had been extended to March 31, 2013.  As of March 12, 2012, we had $8.7 million of availability under the program.

Description of Operations

Guests who visit Build-A-Bear Workshop stores enter a teddy bear themed environment consisting of eight stuffed animal making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home®. To attract our target guests, we have designed stores that are open and inviting with an entryway that spans the majority of our storefront and are highly visual with colorful teddy bear themes and displays that create a “theme park” destination in the mall.  The duration of a guest’s experience can vary greatly depending on his or her preferences.  While most guests choose to participate in the full animal-making process and all eight stations, a process which we believe averages 45 minutes, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our Bear Buck$® and Cub Cash® gift certificates, Bearville Outfitters® game cards or pre-made animals in only a few minutes.  We also offer a wide variety of animals and accessories on our e-commerce Web site, buildabear.com®.

We offer an extensive and coordinated selection of merchandise including approximately 30 to 35 varieties of animals to be stuffed, as well as a wide variety of other clothing and accessory items for the animals.  Our clothing is inspired by human fashion and includes authentic details such as functional buttons, working pockets, belt loops and zippers and has child-friendly, easy-to-dress details such as an opening for the stuffed animal’s tail and adjustable closures to help fit any size animal.  We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NFL®, NBA®, MLB® and FIFA™ team apparel, Skechers® shoes and Justice® clothing.  We also tap into pop culture that is relevant to our guests by featuring merchandise such as a Victoria Justice bear and accessories and Alvin and the Chipmunks® and SmurfTM stuffed characters.

While our concept is a unique combination of experience and product, we selectively promote seasonal products with special offers and discounts intended to maximize sales at peak traffic periods in the year.  We also offer frequent shopper discounts associated with our Stuff Fur Stuff® club loyalty program and strategically use coupons and gift-with-purchase promotions to drive traffic to our stores.

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

Growth Strategy

Our growth strategy is to improve the productivity of our company-owned store base and to expand the reach of the Build-A-Bear Workshop brand internationally.

Our concept is a unique combination of experience and product, both of which are keys to our growth.  In terms of product innovation, we believe that the focus on larger, limited edition animal introductions that launch approximately once a month creates a sense of urgency to shop and drives traffic to our stores, increases conversion and improves sales.  We plan to further increase conversion and average transaction value by offering additional toy products and other branded products that are in demand with our core demographics yet consistent with our brand attributes of creativity and imaginative play.  We will use our national multi-media marketing programs to increase store traffic by promoting our interactive experience and seasonal product launches and to increase shopping frequency with guests that are members in our loyalty program.  We believe our signature store experience is a competitive advantage and the full integration of product, marketing and operations enhances our guests’ brand interaction.  We will continue to grow online engagement at bearville.com, as well as grow our e-commerce business.  We also plan to drive sales increases related to gift-giving occasions, such as birthdays and Christmas, by promoting our products and gift cards.

We expect to build the appeal of our stores and improve our store productivity and profitability by closing select stores, relocating and downsizing other stores and remodeling and opening select stores in a new design.  We believe that we can optimize stores in multi-store markets with fewer locations that have higher sales volumes.  In fiscal 2012, we plan to close 15 to 20 stores in accordance with natural lease events such as expirations and lease termination options, primarily in multi-store markets, transferring a percentage of sales to other stores in the same markets.  We also expect to relocate and downsize ten to fifteen stores within existing malls which we anticipate will lead to higher productivity metrics in these locations.  We expect to open four to six new stores in North America and Europe, compared to opening three new stores in 2011 in North America and five new stores in 2011 in Europe.  In 2012, we also plan to introduce a new store design which we believe will enhance our store experience and better showcase our products.  We expect that a total of approximately five of the new stores and relocations will be in this model.  We believe the market potential for Build-A-Bear Workshop stores in North America is approximately 300 to 325 locations and approximately 70 stores in the United Kingdom and Ireland.

We lease all of our store locations.  The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level.  A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, at either the landlords’ options or ours.  Many of our initial leases have expiration dates in the next 18 to 24 months as well as other more recent leases that have termination or “kick out” options in the same time period.  The terms of new leases may have financial increases reflecting current market conditions and if we execute termination rights, we may have expenses and charges associated with those closures.

In addition, we currently operate Build-A-Bear Workshop stores in non-traditional retail locations including six temporary locations, three Major League Baseball® ballparks, one store located in the Saint Louis Zoo, one store at the St. Louis Science Center and one store located in an airport. Build-A-Bear Workshop stores are also operated by third parties under licensing agreements.  For example, Landry’s® Restaurants operates Build-A-Bear Workshop stores within select Rain Forest Café® and T-Rex CaféTM locations.

We believe that there is continued opportunity to grow our Build-A-Bear Workshop concept and brand outside of North America, the United Kingdom and Ireland primarily through franchise agreements.  Our goal is to have franchisees that are well capitalized and bring extensive retail and/or real estate experience.  As of December 31, 2011, our franchisees operated 79 Build-A-Bear Workshop stores in 14 foreign countries under master franchise agreements on a country-by-country basis.  We expect our franchisees to open approximately ten to twelve new stores in fiscal 2012, net of closures, under existing franchise agreements.  We believe there is a market potential for approximately 300 international stores outside North America, the United Kingdom and Ireland, which we expect to be primarily operated through new and existing franchise agreements.  Although we expect to continue to open international stores primarily through franchise agreements, we may open additional company-owned stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland, as our international plans adjust to meet a variety of market conditions in additional countries.

We believe there are also growth opportunities to sell Build-A-Bear Workshop products in other retail stores.  Over the past 15 years, we have established our store as a place where children can have a hands-on experience, express their creativity and use their imagination.  We believe our brand is one that parents value and trust and kids love.  We believe that our expertise in product development and the reputation and quality of our brand will drive sales of plush and other branded products in locations other than our own stores.  We expect to be able to leverage our extensive guest database to market new products and build demand for them.

In fiscal 2003, we began testing in certain markets a proprietary collection of Friends 2B Made® make-your-own dolls and related products.  In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept.  The closure plan affected our nine Friends 2B Made store locations, Friends 2B Made fixtures within approximately 50 Build-A-Bear Workshop stores, and the concept’s Web site.  All Friends 2B Made locations were closed by the end of fiscal 2009.  Eight of these locations were in or adjacent to a Build-A-Bear Workshop store.

We hold a minority interest in Ridemakerz, LLC (previously Retail Entertainment Concepts, LLC).  Ridemakerz® offers a wholesale toy product line and operates interactive retail stores, primarily in selected tourist locations, that allow guests, or customizers, to build and personalize their own model cars. The concept capitalizes on the universal love of cars and a widely popular car culture that crosses ages and demographics, although the primary targets are children and their families.  In 2009, Ridemakerz undertook a major restructuring of its operations that included significant store closings.  As a result, we reduced the book value of our equity method investment and receivable to zero in 2009.

In 2007, we responded to an emerging trend of kids’ interaction and play in the online space by launching our virtual world, Bearville.com.  The website is designed to complement and continue our in-store experience and enhance our core brand values.  With customization options, social connectivity features, entertainment exclusives and product story development our Guests have a safe place to play and engage with the brand.  By the end of 2011, there have been over 20 million accounts created.  This site drives interaction with core demographic segments and creates loyalty with these guests while also encouraging and promoting future store visits.  We plan to continue to leverage Bearville.com as a key piece of our digital strategy.

As we continually monitor kid’s play patterns, we have seen an increase in mobile interaction and play.  In November 2010, we launched the Build-A-Bear® App for mobile devices; users gain access to mobile-exclusive content and Bearville.com games.  To date, there have been over 1 million downloads.  In 2012, we plan to continue to update and enhance our mobile App presence.

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

In order to increase store visits and give guests additional reasons for purchasing at our stores, we expect to expand our product assortment and our leadership in the toy industry by offering additional products other than our core plush animals and related items that are consistent with our interactive and hands-on experience, some of which are proprietarily developed and some that come from other toy and accessory companies.  We believe the addition of complementary toy and accessory products will allow us to increase our sales and overall profitability.

Marketing

We believe there is value in the Build-A-Bear Workshop store and brand as a family-friendly destination that provides affordable experiences appealing to a broad range of age groups and demographics.  This gives us a competitive advantage and is critical to our business strategy.  In 2012, our goal is to continue to build brand recognition through fully integrated marketing programs.

Since February 2004, we have aired nationally televised advertisements in the United States.  In the fourth quarter of 2010, for the first time, we expanded our television advertising to the United Kingdom.  Television advertising is a key strategy to reach and acquire new guests and gives existing guests a reason to visit one of our stores.  In 2012, we plan to refine our advertising strategy to include brand building and experience advertising in addition to featuring new products and seasonal promotions.  Our advertising expenditures were $19.3 million (5.0% of net retail sales) in fiscal 2011, $18.5 million (4.8% of net retail sales) in fiscal 2010 and $24.4 million (6.3% of net retail sales) in fiscal 2009, reflecting the continuation and further refinement of marketing initiatives.

Build-A-Bear Workshop has a community of highly engaged advocates, both adults, primarily Moms, and kids.  In 2011, we continued to expand our use of social media to reach and market to these brand advocates.  As of March 12, 2012, over 2 million Facebook users have “liked” the Build-A-Bear Workshop brand, we had over 25,000 Twitter followers, over 5.5 million views on You Tube and over 1 million downloads of our Build-A-Bear App. Digital media and social media have allowed us to measure success of products, events, programs and other initiatives so we can refine and replicate the programs that our guests rate highest as well as better understand our guests and listen and learn from them in new ways to improve our product and marketing activities.  In 2012, the digital space will continue to be an important component in our marketing efforts.  The digital space is constantly changing; therefore we continue to refine our online strategies.  Our virtual world Web site, bearville.com, is targeted at kids, primarily ages six to fourteen and continues to be a tool to increase brand engagement, promote our brand and raise awareness of in-store products and events.

We also leverage our database of nearly four million active members of our Stuff Fur Stuff club loyalty program in the United States and Canada. The program offers shoppers the opportunity to earn reward certificates based on purchases as well as receive other member only benefits.  In 2008, we launched a version of the program in the United Kingdom that did not include reward certificates, but served to gather guest data and maintain contact with our guests.  In February 2012, we refreshed our Stuff Fur Stuff program in all three countries to increase guest retention metrics.  In North America, members will earn rewards sooner and more often, as the threshold for a reward has been lowered from 100 to 50 points.  In the United Kingdom, members will now earn points and get rewards as well.  The data collected provides insight into the overall purchasing history of members including visit frequency, items purchased and amounts spent on each visit and cumulatively over time.  We continue to leverage this information and our database to market products, promotions and store events.

Licensing and Strategic Relationships

We have developed licensing and strategic relationships with some of the leading retail and cultural organizations in North America and Europe.  We believe that our guest base and brand strength make us an attractive partner and our customer research and insight allow us to focus on strategic relationships with other companies.  We plan to continue to add partnerships with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities.  These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice.

Product and Merchandise Licensing. We have key strategic relationships with select companies, including Disney®, Sanrio®, Skechers, Justice stores, Star Wars, MLB, NBA, NFL, the NHL®, and World Wildlife Fund US and Canada, in which we feature their brands on products sold in our stores.  These strategic relationships allow both parties to generate awareness of their brands.  We have also offered selected character and media-oriented products including Sanrio’s Hello Kitty, Disney’s Wizards of Waverly Place, Sony, The Smurfs, Warner Brothers, Happy Feet Two, Peanuts Snoopy and Fox’s  movie featuring Alvin and the Chipmunks, Chipwrecked.

Promotional Arrangements. We have also developed promotional arrangements with select organizations.  Our arrangements with Major League Baseball teams, including the Chicago Cubs®, St. Louis Cardinals™ and Pittsburg Pirates® have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium.  In 2012, we partnered with McDonald’s® for the fourth time to feature limited edition, collectible mini Build-A-Bear Workshop animals in Happy Meals®.  We also have had arrangements featuring product sampling, cross promotions and shared media with companies such as Dairy Queen in North America, Baskin-Robbins in UK, Necco Sweethearts and Quaker Smashbars.  We continue to partner with teen celebrity, Victoria Justice, who will be our brand ambassador through July 2012.  The arrangement also features Victoria Justice 4 BABW branded merchandise available in our stores.

Third Party Licensing. We have continued a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop branded products including children’s furniture, fruit snacks, girls play sets, novelty toys, trading cards, and puzzles.  We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability.  We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise.  We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards.  We have entered into or maintained licensing arrangements for our branded products with leading manufacturers including Playmates Toys, Pulaski Furniture, ConAgra Foods, Enterplay and The Canadian Group.  In addition we have entered into agreements with agencies for international third party licensing: Bulldog Licensing Ltd. for the UK and Wild Pumpkin for Australia.  Many of our licensed products include a tie-in with our interactive Web site, bearville.com, and a bounce back offer to use in our stores or online.

Industry and Guest Demographics

While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible products are stuffed animals, including our flagship product, the teddy bear, a widely adored icon for over 100 years.  According to data published by the Toy Industry Association and The NPD Group, sales of the traditional toy market were $21.2 billion in the United States (excluding video games) in 2011 with plush and doll sales having a combined 18.7% share of the traditional toy market.  According to further data provided by The NPD Group, worldwide toy sales topped $83.3 billion dollars in 2010.

Our guests are diverse, spanning broad age ranges and socio-economic categories.  Major guest segments include families with children, primarily ages three to twelve, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends, and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools.  Based on information compiled from our guest database for 2011, the average age of the recipient of our stuffed animals at the time of purchase is nine years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.

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

Employees and Training

In January 2012, we were recognized by Fortune magazine for the fourth consecutive year as one of the 100 Best Companies to Work For.  We believe that this honor is the result of our commitment to providing a great experience for our diverse team of associates as well as our guests.  We have a distinctive culture that we believe encourages contribution and collaboration.  We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance.  All store managers receive comprehensive training through our Bear University program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores.

We extensively train our associates on the bear-building process and the guest experience.  In fiscal 2011, we hired approximately 3.5% of applicants for store manager positions.  We focus on employing and retaining people who are friendly and committed to guest service.  Our high employee retention rates contribute to the consistency and quality of the guest experience.  Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys.  Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded.  We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.

As of December 31, 2011, we employed approximately 1,000 full-time and 3,800 part-time employees.  We divide our store base into four geographic regions, with the United Kingdom and Ireland representing one of those regions.  The regions are lead by our Chief Operations and Financial Bear; our North American operations are led by our Chief Workshop Bear – North America and there are three Regional Workshop Managing Directors.  Bearitory Leaders are responsible for each of our 31 store districts, or bearitories, consisting of on average, 11 stores.  Historically, our stores generally have had a full-time Chief Workshop Manager, and three additional managers who are full-time or part-time, depending upon the volume at the specific location, in addition to part-time hourly Bear Builder® associates.  The number of part-time employees fluctuates depending on our seasonal needs.  In addition to the approximately 4,500 employees at our store locations, we employ approximately 200 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri, approximately 70 associates at our Bearhouse distribution center in Groveport, Ohio, and approximately 30 associates in our European Bearquarters in Windsor, England.  We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants.  Store managers and Bearquarters associates pass specific profile assessments.  None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

International Franchises

In 2003, we began to expand Build-A-Bear Workshop stores outside of the United States, opening company-owned stores in Canada and our first franchised location in the United Kingdom.  As of December 31, 2011, there were 79 Build-A-Bear Workshop franchised stores located in the following countries:

Germany	17
Japan	10
Australia	10
Denmark	9
Mexico	8
South Africa	7
Thailand	5
Singapore	4
Gulf States (1)	4
Norway	3
Brazil	1
Sweden	1
Total	79

(1)	Gulf States agreement includes Kuwait, Bahrain, Qatar, Oman and the United Arab Emirates.

All stores outside of the U.S., Canada, the United Kingdom and Ireland are currently operated by third party franchisees under separate master franchise agreements covering each territory.  Master franchise rights are typically granted to a franchisee for an entire country or group of countries for a specified term.  The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time development fee and continuing royalties based on a percentage of the franchisees’ stores sales.  The terms of these agreements range up to 25 years with a franchisee option to renew for an additional term if certain conditions are met.  All franchised stores have similar signage, store layout and merchandise characteristics to our company-owned stores.  Our goal is to have well-capitalized franchisees with expertise in retail operations or franchising and real estate in their respective country.  We collaborate with our franchisees in the development of their business, marketing and store growth plans.  We review all franchisees’ orders for merchandise which are made in the same factories that produce products for our company-owned stores and advise our franchisees concerning their operational and business practices in an effort to ensure they are in compliance with our standards.  We expect our current franchisees to open approximately ten to twelve new stores, net of closures, in fiscal 2012.

Sourcing and Inventory Management

We do not own or operate any manufacturing facilities.  Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China.  We purchased approximately 81% of our inventory in fiscal 2011, approximately 73% in fiscal 2010 and approximately 80% in fiscal 2009 from three long standing vendors.  After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing facilities in China that are approved by us in accordance with our quality control and labor standards.  We believe that our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification.

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

Distribution and Logistics

We own our 350,000 square-foot distribution center near Columbus, Ohio which serves the majority of our stores in the United States and Canada.  We also engage a third-party warehouse in southern California to service our West Coast stores.  The contract has a one year term and is renewable.  In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2014.  This agreement contains clauses that allow for termination if certain performance criteria are not met.

Transportation from the warehouses to the stores is managed by several third-party logistics providers.  In the United States, Canada and Europe, merchandise is shipped by a variety of distribution methods, depending on the store and seasonal inventory demand.  Key delivery methods are direct trucks through third-party pool points, ‘LTL’ (less-than truck load) deliveries, and direct parcel deliveries.  Shipments from our third-party distribution centers are scheduled throughout the week in order to smooth workflow and stores that are part of the same shipping route are grouped together to reduce freight costs.  All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs.  Back-up supplies, such as Cub Condo® carrying cases and stuffing for the animals, are often stored in limited amounts at local pool points.

Management Information Systems and Technology

Optimizing technology is a key business strategy. We are committed to utilizing and leveraging digital advancements to gain a competitive edge and improve guest experiences.  We regularly evaluate strategic information technology initiatives focused on competitive differentiation, support of corporate strategy and reinforcement of our internal support systems.  Most recently, we implemented a new e-commerce platform which helps propel our largest store into the future.

Our information and operational systems are best in class and incorporate a broad range of purchased and internally developed technologies; each are built on a foundation of sound business processes, support guest relationships, marketing, financial, retail operations, real estate, merchandising, e-commerce and inventory management processes, and deliver solid business results.  Our employees can securely access these systems over a company-wide network.  Sales, daily deposit and guest information are automatically collected from the stores’ point-of-sale terminals and kiosks on a near real time basis.

We have developed award-winning, proprietary software including our new Digital Sound Station, party scheduling system and domestic and international versions of our Name Me kiosk, which populates our Find-A-Bear® identification system.  Data from these systems are used to support key decisions in all areas of our business, including merchandising, allocation and operations.  All data captured is secured, Payment Card Industry compliant and protected by a solid disaster recovery plan.  Our critical systems are reviewed on a regular basis to evaluate security and disaster recovery.

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

We also believe that there is an emerging trend within children’s play patterns towards mobile internet and online play.  According to Emarketer.com, kids aged 8 to 11 reported that they spend between one and two hours online each day.  We believe our bearville.com Web site competes with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com.

Intellectual Property and Trademarks

As of December 31, 2011, we had obtained over 232 U.S. trademark registrations, including Build-A-Bear Workshop for stuffed animals and accessories for the animals, retail store services and other goods and services, 36 issued U.S. patents with expirations ranging from 2013 through 2020 and over 389 copyright registrations.  In addition, we have 12 U.S. trademark applications pending.  We have exclusive patent rights from two third parties in association with our BUILD-A-SOUND message device and system.  We were granted exclusive licenses to use the device and system covered by the patents in retail stores similar to ours.  While we have the right to sublicense the patent, the licensors have agreed not to grant competing license rights to any of our competitors.  In the event that we or the licensors have reason to believe that a third party is infringing upon the patents, the licensors are generally required to bear the expenses required to maintain and defend the patents.  Our exclusive rights will last until the expiration of the latest patent covered by each agreement, calculated to be 2013 and 2017, respectively, unless the agreements are terminated by either party.

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

Segments and Geographic Areas

We conduct our operations through three reportable segments consisting of retail, international franchising, and commercial.  The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland, and other retail operations, including our web-store and non-traditional store locations such as tourist venues, temporary locations and ballpark stores.  The commercial segment includes our transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales.  The international franchising segment includes the activities under our franchise agreements with locations in Asia, Australia, Africa, the Middle East, Europe, Mexico and South America.

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

Risks Related to Our Business

A decline in general global economic conditions could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending, and have an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A continued slowdown in the United States, Canadian or European economies or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products.  Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. For example, the slower economy in the United States and Europe has caused our sales to decline and led us to slow our growth plans.

A decrease in the customer traffic generated by the shopping malls in which we are located, which we depend upon to attract guests to our stores, could adversely affect our financial condition and profitability.

While we invest heavily in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on customer traffic in the malls in which our stores are located.  In order to generate guest traffic, we generally attempt to locate our stores in prominent locations within high traffic shopping malls.  We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations.  We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls.  In addition, customer mall traffic may be reduced due to a loss of consumer confidence because of the economy, terrorism or war.  If we are unable to generate sufficient guest traffic, our sales and results of operations will be harmed.  A significant decrease in shopping mall traffic could have a material adverse effect on our financial condition and profitability.  For example, we have experienced a decline in transactions at comparable locations over the past several years.

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

We continue to update and evaluate our marketing initiatives, focusing on brand awareness, new product news, timely promotions and rapidly changing consumer preferences.  We may not be able to successfully engage children in our virtual world website, bearville.com, and achieve high enough traffic levels nor be able to leverage the site to drive traffic to our stores.  Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing programs and future marketing efforts that we undertake, including our ability to:

•	create greater awareness of our brand, interactive shopping experience and products;

•	identify the most effective and efficient level of spending in each market;

•	determine the appropriate creative message and media mix for marketing expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	select the right geographic areas in which to market;

•	convert consumer awareness into actual store visits and product purchases; and

•	reach a level of engagement on the virtual world Web site with large numbers of unique visitors with frequent visitation that drives visits to our retail stores resulting in purchases.

Our planned marketing expenditures may not result in increased total or comparable store sales or generate sufficient levels of product and brand awareness.  We may not be able to manage our marketing expenditures on a cost-effective basis.

If we are unable to increase our comparable store sales trends, our results of operations and financial condition could be adversely affected.

Our comparable store sales for 2011 declined 2.1% following a 2.0% decline in 2010, a 13.4% decline in fiscal 2009, a 14.0% decline in fiscal 2008 and a 9.9% decline in fiscal 2007.  We believe that the decrease in 2011 was primarily attributable to the underperformance of certain licensed movie products in the fourth quarter.  We believe that global economic conditions continued to impact our comparable store sales in 2010.  We believe that the decrease in fiscal 2009 was primarily attributable to the continued economic recession and dramatic decrease in consumer sentiment and the decline in North American shopping mall traffic.  We believe that the decrease in 2008 was primarily attributable to the economic recession and decrease in consumer disposable income, a continued decline in shopping mall customer traffic and changes in media strategies, online entertainment, children’s media consumption and play patterns.  We believe that the decrease in 2007 was primarily attributable to a decline in shopping mall customer traffic and consumer spending on discretionary products, changes in media strategies, online entertainment, children’s media consumption and play patterns, competitive plush animal products and lower than expected customer purchases of select licensed movie products introduced in the fiscal 2007 second quarter.  We believe the principal factors that will affect comparable store results include the following:

•	the continuing appeal of our concept;

•	the effectiveness of our marketing efforts to attract new and repeat guests;

•	consumer confidence and general economic conditions;

•	our ability to anticipate and to respond, in a timely manner, to consumer trends;

•	the continued introduction and expansion of our merchandise offerings;

•	the impact of store openings, closures and relocations in existing markets;

•	mall traffic;

•	competition for product offerings including in the online space;

•	the timing and frequency of national media appearances and other public relations events; and

•	weather conditions.

As a result of these and other factors, we may not be able to generate or achieve comparable stores sales growth in the future. If we are unable to do so, our results of operations could be significantly harmed and we may be required to record significant impairment charges.

Our strategy requires us to operate a significant number of stores in the United States, Canada, the United Kingdom and Ireland as well as close, relocate and open store locations in these countries. If we are not able to operate these stores or to effectively manage the overall portfolio of our stores, it could adversely affect our ability to grow and could significantly harm our profitability.

Our growth will largely depend on our ability to operate our stores successfully in the United States, Canada, the United Kingdom and Ireland and optimizing store productivity and profitability by closing select stores, relocating and downsizing other stores and remodeling and opening select stores in a new design.  We opened 25, 50, and 35 stores in fiscal 2008, 2007 and 2006, respectively.  Since then we slowed net store growth considerably with one net closure in both 2009 and 2010 and two net openings in 2011, exclusive of temporary locations.  We plan to continue this trend in 2012 with fifteen to twenty strategic closures.  Our ability to manage our portfolio of stores in future years in desirable locations and operate stores profitably, particularly in multi-store markets, is a key factor in our ability to grow successfully.  We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated.  We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations.  For example, in 2011 and 2010, we closed five and four locations, respectively, prior to the expiration of their respective leases.  Prior to 2010, we had closed four stores since our inception (excluding four stores that we closed in connection with our 2006 acquisition of Amsbra and The Bear Factory).  We may decide to close other stores in the future.  In addition, our ability to open new stores and manage our portfolio will be limited to some extent by market saturation of our stores.  Our ability to open new stores and to manage our growth also depends on our ability to:

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•
finance the costs of closing, relocating and opening stores, including, severance and termination fees for store closures and capital expenditures and working capital requirements of the new and relocated stores;

•	manage inventory to meet the needs of new and existing stores on a timely basis;

•	hire, train and retain qualified store personnel;

•	develop cooperative relationships with our landlords; and

•	successfully integrate new stores into our existing operations.

In July 2005, we opened our flagship store in New York City.  This store is much larger than our typical mall-based stores and as such, we may be unable to generate revenues from this store at a level that justifies keeping the store open.  Closing this store could not only have an adverse impact on our profitability, as the costs of opening this store were much larger than those for a typical store, but, as our flagship store, it could also have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.

Increased demands on our operational, managerial and administrative resources as a result of our store strategy could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability. Additionally, closing multiple stores could have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.

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

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed.  We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries.  For example, we have voluntarily recalled four products in the past three years due to possible safety issues.  While the vendors have historically reimbursed us for certain, related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position.  Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate.  Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage.  Furthermore, we may not be able to maintain adequate liability insurance in the future.

We rely on a few vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any manufacturing facilities.  We purchased approximately 81% of our merchandise in fiscal 2011, approximately 73% in fiscal 2010 and approximately 80% in fiscal 2009 from three vendors.  Our 2010 purchases included a significant purchase of non-proprietary toy products that were incremental to our traditional purchasing.  Excluding these purchases, we purchased approximately 80% of our merchandise from three vendors.  These vendors in turn contract for our orders with multiple manufacturing facilities located primarily in China for the production of merchandise.  Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.  Our vendors could discontinue sourcing merchandise for us at any time.  If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.  For example in 2011, one factory used by one of our vendors closed unexpectedly, causing us to quickly switch factories for one product, affecting the quality and flow of the product.  Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

Our profitability could be adversely affected by high petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins and stuffing.  For example, our results in fiscal 2011, 2008 and 2007 were impacted by significant increases in fuel surcharges due to higher petroleum products prices.  We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices.  Therefore, any such increase could have an adverse impact on our business and profitability.

We may not be able to operate our European company-owned stores in the United Kingdom and Ireland profitably.

In April 2006, we acquired The Bear Factory Limited, a stuffed animal retailer in the United Kingdom owned by The Hamleys Group Limited, and Amsbra Limited, our former United Kingdom franchisee (the UK Acquisition).  Both The Bear Factory and Amsbra had losses in prior to our acquisition.  Although we have realized benefits from these operations as part of our larger company, we may be unable to continue to do so on a consistent basis.  In particular, we face business, regulatory and cultural differences from our domestic business, such as economic conditions, changes in foreign government policies and regulations and potential restrictions and costs to convert and repatriate currency, as well as other risks that we may not anticipate.  We also face difficulties realizing benefits because we have less brand awareness than in the U.S., face higher labor and rent costs, and have different holiday schedules.  In 2007, we terminated our French franchise agreement and opened three company-owned stores in France.  We were unable to operate the stores in France profitably and in 2010, we closed all three of our company-owned stores in France.

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

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening company-owned stores in Canada and our first franchised location in the United Kingdom.  We have continued to expand outside of our company-owned regions through franchising in a number of countries.  As of December 31, 2011, there were 79 Build-A-Bear Workshop franchised stores located outside of the United States, Canada, the United Kingdom and Ireland.  We cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores.  International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing North American and European markets, which may cause these stores to be less successful than those in our existing markets.  Additionally, our franchisees may experience merchandising and distribution expenses and challenges that are different from those we currently encounter in our existing markets.  The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations.  These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

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

Our Web site, bearville.com, features children’s games and in world e-mail and chat system.  In addition, our e-commerce site, buildabear.com, features e-cards and printable party invitations and thank-you notes and provides an opportunity for children under the age of 13 to sign up, with the consent of their parent or guardian, to receive our online newsletter.  We currently obtain and retain personal information about our website users, store shoppers and Stuff Fur Stuff loyalty program members.  In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear identification system.  Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors.  Such regulations include or may include requirements that companies establish procedures to:

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

We may suffer negative publicity or a decrease in sales or profitability if the non-proprietary toy products we sell in our stores do not meet our quality standards or fails to achieve our sales expectations.

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

We rely on a company-owned distribution center to service the majority of our stores in North America, and our third-party distribution center providers used in the western United States and Europe may perform poorly.

The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada and Europe in a timely manner.  We have a 350,000-square-foot distribution center in Groveport, Ohio.  We rely on this company-owned distribution center to receive, store and distribute merchandise for the majority of our North America stores.  We rely on third parties to manage all of the warehousing and distribution aspects of our business on the West Coast of the United States and in Europe.  Any significant interruption in the operation of the distribution centers due to natural disasters and severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory.  These factors may also impair our ability to adequately stock our stores and could increase our costs associated with our supply chain.

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

We also believe that there is an emerging trend within children’s play patterns towards electronic toys, internet and online play.  According to Emarketer.com, kids aged eight to eleven reported that they spend between one and two hours online each day.  We believe our Web site, bearville.com, competes with other companies and internet sites that vie for children’s attention in the online space including webkinz.com, clubpenguin.com and neopets.com.  A growing number of traditional children’s toy and entertainment companies have also developed their own virtual world online play sites including Barbie.com® and McWorld.  We cannot assure you that children’s preferences for our products will remain strong or that our on line Web site for children, bearville.com, will be successful in attracting children to our brand.  If children decide to engage with other products or Web sites, our sales will be negatively impacted and our results will be materially impacted.

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

In 2008 and 2009, the general economic and capital market conditions in the United States and other parts of the world deteriorated significantly.  These conditions adversely affected borrowers’ access to capital and increased the cost of capital.  Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the capital markets or that our capital resources will at all times be sufficient to satisfy our liquidity needs.  Capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered into in 2000 and has been extended annually since then and currently expires December 31, 2013.

Risks Related to Owning Our Common Stock

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results.  Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;

•	increases or decreases in comparable store sales;

•	changes in general economic conditions and consumer spending patterns;

•	seasonal shopping patterns, including whether the Easter holiday occurs in the first or second quarter and other school holiday schedules;

•	the effectiveness of our inventory management;

•	the timing and frequency of our marketing initiatives;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings;

•	actions of competitors or mall anchors and co-tenants;

•	weather conditions;

•	the timing of store closures, relocations and openings and related expenses; and

•	the timing and frequency of national media appearances and other public relations events.

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

Stores

As of December 31, 2011, we operated 288 retail stores located primarily in major malls throughout the United States, Canada and Puerto Rico, 56 stores located in the United Kingdom and two stores in Ireland in our Retail segment.  Our North American mall-based stores generally range in size from approximately 2,000 to 4,000 gross square feet and average approximately 2,800 square feet, while our tourist location stores currently range up to 7,000 square feet and our flagship store in New York City is approximately 20,000 square feet.  Our UK stores range in size from approximately 800 to 2,300 selling square feet and average approximately 1,500 square feet.  Our stores are highly visual and colorful featuring a teddy bear theme and larger than life details including a “sentry bear” at the front entry, custom-designed fixtures as well as a customized Build-A-Bear Workshop tile logo in our entryway. Our stores are designed to be open and inviting so that guests can fully immerse in the shopping experience and actively participate in the creation and customization of their purchase. Our typical store features one or two stuffing machines, three to five Name Me computer stations and numerous displays of fully-dressed stuffed animals throughout the store.  We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as a proprietary forecasting model that projects a potential location’s first year sales. We have identified additional target sites that meet our criteria for new stores in new and existing markets.  We seek to locate our mall-based stores in areas with maximum customer traffic, often near to or in the center of the mall, as well as offering adjacencies to other children, teen and family retailers.

We lease all of our store locations.  Due to our attraction as a family-oriented entertainment destination concept, we have received numerous requests from mall owners and developers to locate a Build-A-Bear Workshop store in their malls.  We believe that we generally have negotiated favorable lease terms including provisions providing for exclusivity of operation of our concept in the mall.  Our stores are located in a variety of shopping center types.  As of December 31, 2011, the distribution of our stores is as follows:

Super regional center	214
Regional center	88
Open air lifestyle center	17
Outlet center (1)	10
Other (theme, NYC, concession)	17
Total company-owned stores	346
Temporary locations	6
Other (ballparks, zoo)	4

Total company-owned retail locations	356

(1)	Build-A-Bear Workshop stores in outlet centers are not merchandised with outlet merchandise.

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

Following is a list of our 346 company-owned stores in the United States, Canada, the United Kingdom and Ireland as of December 31, 2011:

State	Number of Stores
Alabama	5
Alaska	1
Arizona	5
Arkansas	3
California	26
Colorado	6
Connecticut	5
Delaware	1
Florida	21
Georgia	8
Idaho	1
Illinois	10
Indiana	7
Iowa	3
Kansas	2
Kentucky	3
Louisiana	5
Maine	2
Maryland	5
Massachusetts	9
Michigan	5
Minnesota	2
Mississippi	1
Missouri	7
Montana	1
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	12
New Mexico	1
New York	12
North Carolina	9
Ohio	10
Oklahoma	2
Oregon	3
Pennsylvania	11
Puerto Rico	1
Rhode Island	1
South Carolina	3
Tennessee	5
Texas	24
Utah	3
Virginia	10
Washington	5
West Virginia	1
Wisconsin	5

Canadian Province	Number of Stores
Alberta	3
British Columbia	2
Manitoba	1
Nova Scotia	1
Ontario	9
Quebec	3
Saskatchewan	1
United Kingdom
England	48
Scotland	6
Wales	1
Northern Ireland	1
Ireland	2

Non-Store Properties

In addition to leasing all of our store locations, we lease approximately 59,000 square feet for our corporate headquarters, or World Bearquarters, in St. Louis, Missouri.  Our World Bearquarters houses our corporate staff, our call center and our on-site training facilities.  The lease was amended, effective January 1, 2008 with a five-year term, and may be extended for two additional five-year terms.  In September 2006, we completed construction of a company-owned warehouse and distribution center, or Bearhouse, in Groveport, Ohio, which is utilized primarily by our Retail segment.  The facility is approximately 350,000 square feet.  In 2007, our web fulfillment site moved to the Bearhouse.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004.  The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$8.66	$6.00	$7.43	$4.50
Second Quarter	$7.00	$5.53	$9.76	$6.37
Third Quarter	$6.63	$4.60	$7.45	$4.85
Fourth Quarter	$8.80	$4.37	$9.24	$5.54

As of March 12, 2012, the number of holders of record of the Company’s common stock totaled approximately 2,544.

PERFORMANCE GRAPH

The following performance graph compares the 60-month cumulative total stockholder return of our common stock, with the cumulative total return on the Russell 2000® Index and an SEC-defined peer group of companies identified as SIC Code 5600-5699 (the “Peer Group”).  The Peer Group consists of companies whose primary business is the operation of apparel and accessory retail stores. Build-A-Bear Workshop is not strictly a merchandise retailer and there is a strong interactive, entertainment component to our business which differentiates it from retailers in the Peer Group.  However, in the absence of any other readily identifiable peer group, we believe the use of the Peer Group is appropriate.

The performance graph starts on December 30, 2006 and ends on December 30, 2011, the last trading day prior to December 31, 2011, the end of our fiscal 2011.  The graph assumes that $100 was invested on December 30, 2006 in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast the possible future performance of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs (2)
Oct. 2, 2011 – Oct. 29, 2011	517,148	$5.29	516,490	$10,817,301
Oct. 30, 2011 – Nov. 26, 2011	314,588	$6.69	314,588	$8,711,999
Nov. 27, 2011 – Dec. 31, 2011	128	$8.69	-	$8,711,999
Total	831,864	$5.82	831,078

(1)
Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter.  Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated as the closing trading price of our common stock on the date the relevant transaction occurs.

(2)
On February 23, 2012, we announced the further extension of our $50 million share repurchase program of our outstanding common stock until March 31, 2013.  The program was authorized by our board of directors.  Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors.  Purchase activity may be increased, decreased or discontinued at any time without notice.  Shares purchased under the program are subsequently retired.  As of March 12, 2012, we had $8.7 million of availability under the program.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of fiscal 2011.

Dividend Policy

We anticipate that we will retain any future earnings to support operations, to finance the growth and development of our business and to repurchase shares of our common stock from time to time and we do not expect, at this time, to pay cash dividends in the future.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant.  Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

ITEM 6.	SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended December 31, 2011, January 1, 2011, January 2, 2010, January 3, 2009 and December 29, 2007, as fiscal years 2011, 2010, 2009, 2008 and 2007, respectively.  Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year.  Fiscal years 2011, 2010, 2009 and 2007 included 52 weeks and fiscal year 2008 included 53 weeks.  All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks, with the exception of the fourth quarter of fiscal 2008 which included 14 weeks.  When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week or 14-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data.  The balance sheet data as of December 31, 2011 and January 1, 2011 and the statement of operations and other financial data for our fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The balance sheet data as of January 2, 2010, January 3, 2009 and December 29, 2007, and the statement of income and other financial data for our fiscal years ended January 3, 2009 and December 29, 2007 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.  You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Statement of income data:
Total revenues	$394,375	$401,452	$395,906	$468,316	$475,360
Costs and expenses:
Cost of merchandise sold	234,227	239,556	247,511	270,918	260,077
Selling, general and administrative	162,334	163,910	161,692	185,608	177,375
Store preopening	547	708	90	2,410	4,416
Store closing	-	-	981	2,952	-
Losses from investment in affiliate	-	-	9,615	-	-
Interest expense (income), net	(81)	(250)	(143)	(799)	(1,531)
Total costs and expenses	397,027	403,924	419,746	461,089	440,337
Income (loss) before income taxes	(2,652)	(2,472)	(23,840)	7,227	35,023
Income tax expense (benefit)	14,410	(2,576)	(11,367)	2,663	12,514
Net income (loss)	$(17,062)	$104	$(12,473)	$4,564	$22,509
Earnings (loss) per common share:
Basic	$(0.98)	$0.01	$(0.66)	$0.24	$1.11
Diluted	$(0.98)	$0.01	$(0.66)	$0.24	$1.10
Shares used in computing common per share amounts:
Basic	17,371,315	18,601,465	18,874,352	19,153,123	20,256,847
Diluted	17,371,315	18,653,012	18,874,352	19,224,273	20,448,793

	Fiscal Year
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Other financial data:
Retail gross margin ($) (1)	$154,468	$155,128	$142,572	$190,500	$209,090
Retail gross margin (%) (1)	39.9%	40.1%	36.7%	41.3%	44.7%
Capital expenditures, net (2)	$12,248	$14,649	$8,148	$23,215	$37,235
Depreciation and amortization	24,232	26,976	28,487	28,883	26,292

Cash flow data:
Cash flows provided by operating activities	$16,010	$22,021	$23,990	$23,615	$56,374
Cash flows used in investing activities	(13,318)	(13,766)	(8,898)	(26,629)	(40,938)
Cash flows provided by (used in) financing activities	(14,587)	(7,216)	-	(14,024)	(3,052)

Store data (3):
Number of stores at end of period
North America	288	290	291	292	272
Europe	58	54	54	54	49
Total stores	346	344	345	346	321
Square footage at end of period
North America	830,437	841,600	846,373	856,504	810,208
Europe (4)	84,022	77,870	77,520	77,520	70,577
Total square footage	914,459	919,470	923,893	934,024	880,785
Average net retail sales per store - North America (5) (6)	$1,021	$1,030	$1,044	$1,329	$1,576
Net retail sales per gross square foot - North America (6) (7)	$354	$356	$358	$445	$516
Consolidated comparable store sales change (%) (8)	(2.1)%	(2.0)%	(13.4)%	(14.0)%	(9.9)%

Balance sheet data:
Cash and cash equivalents	$46,367	$58,755	$60,399	$47,000	$66,261
Working capital	37,610	51,671	53,865	38,880	40,090
Total assets	241,571	275,794	284,273	300,152	339,531
Total stockholders' equity	129,243	157,713	164,780	167,725	193,608

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

(3)	Excludes our webstore and temporary, seasonal and event-based locations.
(4)	Square footage for stores located in Europe is estimated selling square footage and includes stores in the United Kingdom, Ireland and France.
(5)	Average net retail sales per store represents net retail sales from stores open throughout the entire period in North America divided by the total number of such stores.
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

(8)
Comparable store sales percentage changes are based on net retail sales.  Stores are considered comparable beginning in their thirteenth full month of operation.  Fiscal 2008 first quarter was the first quarter that our European operations met the criteria for inclusion in our comparable store calculation.  As such, fiscal 2008 is the first period to include comparable store sales change for Europe in the consolidated comparable store sales change.

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

Overview

We are the leading, and only international, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals.  Our concept, which we developed for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.  The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents.  As of December 31, 2011, we operated 288 stores in the United States, Canada and Puerto Rico, 56 stores in the United Kingdom and two stores in Ireland, and had 79 franchised stores operating in international locations under the Build-A-Bear Workshop brand.  In addition to our stores, we sell our products on our e-commerce Web site, buildabear.com and market our products and build our brand through our “virtual world” Web site, bearville.com, which complements our interactive shopping experience and positively enhances our core brand value.  We also operate non-traditional store locations in Major League Baseball ballparks, six temporary locations, one location in a zoo, one location in a science center and an airport.

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

Selected financial data attributable to each segment for fiscal 2011, 2010 and 2009, are set forth in Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Expansion and Growth Potential” subsections of this Overview.

We believe that we have developed an appealing retail store concept that, for North American stores open for the entire year, averaged $1.0 million in fiscal 2011, fiscal 2010 and fiscal 2009 in net retail sales per store.  For a discussion of the changes in comparable store sales in fiscal years 2011, 2010 and 2009, see “— Revenues” below.  Store contribution, which consists of income (loss) before income tax expense (benefit); interest; store depreciation, amortization and impairment; store preopening expense; store closing expense; losses from investment in affiliate and general and administrative expense, excluding franchise fees, income from commercial activities and contribution from our webstore, temporary and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our webstore, temporary and seasonal and event-based locations, was 15.2% for fiscal 2011, 15.3% for fiscal 2010 and 12.4% for fiscal 2009.  Total company net loss as a percentage of total revenues was 4.3% for fiscal 2011 and 3.2% for fiscal 2009.  Total company net income as a percentage of total revenues was 0.0% for fiscal 2010.  See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net (loss) income.  The net loss in 2011 was primarily attributable to the decrease in comparable store sales and the recording of a valuation allowance on the Company’s US deferred tax assets.  Net income increased in 2010 due to stable store sales trends, continued cost reductions, improvements in margin and leverage of fixed costs.  Additionally, certain non-cash charges included in 2009 did not recur, or were significantly lower in 2010.  Net income declined in 2009 due primarily to the decrease in comparable store sales and the impact of certain non-cash charges.  In 2009, merchandise margin improvement was more than offset by fixed occupancy cost deleverage due primarily to the decrease in comparable store sales.

In 2011, our results reflect stablizing economic trends and modest mall traffic increases but continuing low levels of consumer confidence.  In 2011, our store contribution percentage was essentially flat with 2010, as declining sales were offset by lower store expenses, specifically payroll and supplies.  In 2009 and 2010, our results reflect the challenging retail environment – economic recession, declining mall traffic, and slowing consumer spending – factors impacting many retailers and particularly our company given the discretionary nature of our products and our experience.  In 2010, our store contribution increased, primarily due to a significant decrease in store asset impairment charges as compared to 2009 as well as improvements in margin and leverage of fixed store costs.  In 2009, our total store contribution declined, primarily due to a 13.4% decrease in comparable store sales.  This decrease in total store contribution was partially offset by approximately $25 million in cost reductions in North America in 2009.

Our 2012 plan balances our long term business goals while recognizing the continuing challenges of the retail environment.  We plan to improve store productivity and profitability by strategically closing fifteen to twenty stores during the year and reducing the square footage of select stores by relocating them within the same malls.  While we believe our market potential in North America is approximately 300 to 325, stores, this right-sizing will allow us to focus on our business and align all operations around our goals of improving our comparable stores sales performance and store productivity, while also building our long term brand value.  At the same time, we will build our first newly designed stores that feature a bold new look and enhanced experience as we continue to be a leader in the interactive experiential retail space.  While Build-A-Bear Workshop in North America will be leaner with fewer stores that have higher volumes and profitability, we will continue to grow internationally in our company-owned operations in the UK and through our franchisees.  We also intend to increase shopping frequency by increasing new guest traffic to its stores, specifically focusing on families with children, by refreshing our loyalty program and intensifying digital engagement to increase visits from our existing guests and by reinforcing our store as a top destination for gifts.  In 2009, we implemented cost reduction initiatives that resulted in approximately $25 million in pre-tax savings.  We were able to maintain these savings in 2010 and 2011 and saved an additional $3 million in 2011.  We anticipate an additional $9 million in savings in 2012, a portion of which will offset expected product cost increases.  We ended fiscal 2011 with no borrowings under our bank loan agreement and with $46 million in cash and cash equivalents after investing $12 million in capital projects and $15 million in share repurchases.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our webstore and other non-store locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale.  Revenues from gift cards are recognized at the time of redemption.  Our guests use cash, checks, gift cards and third party credit cards to make purchases.  We classify stores as new, non-comparable and comparable stores.  Stores enter the comparable store calculation in their thirteenth full month of operation.  Our webstore and temporary, seasonal and event-based locations are not included in our store count or in our comparable store calculations.  Non-comparable stores also result from a store relocation or remodel that results in a significant change in square footage.  The net retail sales for that location are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the change.  In fiscal 2008 and 2009, we closed all Friends 2B Made locations.  All but one of these locations were inside or adjacent to a Build-A-Bear Workshop store and were excluded from our store count  Other than one stand-alone store in Ontario, California, the closures of these locations were considered remodels of existing Build-A-Bear Workshop stores and were not included as closures.  The net retail sales of these expanded Build-A-Bear Workshop stores were excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the expansion as well as after the subsequent closure.

We have a loyalty program with a frequent shopper reward feature in North America, the Stuff Fur Stuff club.  Through 2011, guests enrolled in the program received one point for every dollar or partial dollar spent and, after reaching 100 points, received a $10 discount on a future purchase.  On a quarterly basis, an estimate of the obligation related to the program, based on actual points and certificates outstanding and historical point conversion and certificate redemption patterns, is recorded as an adjustment to deferred revenue and net retail sales.  At the time of redemption of the $10 discount, the deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales.  As the reward certificates can be earned or redeemed at any of our store locations, we account for changes in the deferred revenue account at the total company level only.  Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in the deferred revenue amount.  See “---Critical Accounting Estimates” for additional details on the accounting for the deferred revenue under our customer loyalty program.

We use net retail sales per gross square foot and comparable store sales as performance measures for our business. The following table details net retail sales per gross square foot by age of store for the periods presented:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Net retail sales per gross square foot - North America (1) (2)
Store Age > 5 years (220, 194 and 164 stores, respectively)	$362	$370	$372
Store Age 3-5 years (56, 71 and 62 stores respectively)	$315	$321	$341
Store Age <3 years (4, 21 and 59 stores, respectively)	$369	$317	$333
All comparable stores	$354	$356	$358

(1)
Net retail sales per gross square foot represents net retail sales from North American stores open throughout the entire period divided by the total gross square footage of such stores.  Calculated on an annual basis only.

(2)	Excludes our webstore, temporary and seasonal and event-based locations.

The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Comparable store sales change - North America (%) (1) (2)
Store Age > 5 years (220, 194 and 164 stores, respectively)	(2.1)%	(0.4)%	(15.1)%
Store Age 3-5 years (56, 71 and 62 stores respectively)	(5.1)%	(3.3)%	(17.7)%
Store Age <3 years (4, 21 and 59 stores, respectively)	1.0%	(3.8)%	(22.2)%
Total comparable store sales change	(2.5)%	(1.2)%	(16.7)%

Comparable store sales change - Europe (%) (1) (2)	(0.2)%	(5.5)%	5.0%

Comparable store sales change - Consolidated (%) (1) (2)	(2.1)%	(2.0)%	(13.4)%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.
(2)	Excludes our webstore, temporary and seasonal and event-based locations.

Fiscal 2011 consolidated comparable store sales decreased by 2.1%, including a 0.2% decrease in Europe and a 2.5% decrease in North America (full year comparable store sales are compared to the 52 week period ended Jan. 1, 2011).  We believe the overall decline in consolidated comparable store sales for the full year was attributed primarily to the following factors:

•
Through the third quarter, we had experienced a 0.9% decrease in consolidated comparable store sale.  Growth in third quarter sales, which resulted from improved merchandise assortments and successful promotional events, only partially offset comparable stores sales declines in the first half of the year, which were primarily driven by a decline in transactions and negative consumer sentiment and spending in the UK.

•	Further sales declines in the fourth quarter, attributable to underperforming licensed movie product, resulted in a decline for the full year.

Fiscal 2010 consolidated comparable store sales decreased by 2.0%, including a 5.5% decrease in Europe and a 1.2% decrease in North America (full year comparable store sales are compared to the 52 week period ended Jan. 2, 2010).  We believe the decline in consolidated comparable store sales was attributed primarily to the following factors:

•
The continuing impact of the economic recession and resulting pullback in consumer spending impacted our comparable store sales particularly in Europe.  While these factors impact many retailers we believe that they impact our comparable store sales particularly given the discretionary nature of our products and our experience.

•	We believe that our product selection and improved integration of product marketing and store operations positively impacted our North American comparable store sales trend in 2010.

Commercial revenue: Commercial revenue, includes the company’s transactions with other businesses, mainly through wholesale and licensing transactions.  Revenue from licensing activities is generally based on a percentage of sales made by licensees to third parties and is recognized at the time the product is shipped by the licensee or at the point of sale.  We have entered into a number of licensing arrangements whereby third parties manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop trademark.  Revenue from wholesale product sales includes revenue from merchandise sold at stores operated by third parties under licensing agreements like Landry’s restaurants.  In 2010, it also includes two transactions totaling $6.4 million with no associated gross margin.

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

As of December 31, 2011, we had 79 stores, including 19 opened and three closed in fiscal 2011, operating under franchise arrangements in the following countries:

Germany	17
Japan	10
Australia	10
Denmark	9
Mexico	8
South Africa	7
Thailand	5
Singapore	4
Gulf States (1)	4
Norway	3
Brazil	1
Sweden	1
Total	79

(1)	Gulf States agreement includes Kuwait, Bahrain, Qatar, Oman and the United Arab Emirates.

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

In 2009, we achieved $22 million in savings in selling, general and administrative expenses including marketing, central office payroll and outside services.  We were able to maintain these savings in 2010 and 2011.  We anticipate an additional $9 million in savings in 2012, which we expect to offset expected product cost increases.  Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.

We have share-based compensation plans covering the majority of our management groups and our Board of Directors.  We account for share-based payments utilizing the fair value recognition provisions of Accounting Standards Codification (ASC) Section 718 – Stock Compensation.  We recognize compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award.  In 2011, 2010 and 2009, we recorded stock based compensation of approximately $4.6 million, $4.8 million and $4.3 million, respectively.

Store preopening: Preopening costs are expensed as incurred and include store set-up, certain labor and hiring costs, and rental charges incurred prior to a store’s opening.

Losses from investment in affiliate.  Equity losses from investment in affiliate are the result of the allocation of losses related to our investment in Ridemakerz, LLC.  Ridemakerz, while still in its start-up phase, had incurred substantial losses including charges resulting from a major restructuring of its operations that included store closings.  Under the agreements in place in 2009, we were the sole member of an equity class that is allocated losses only following the allocation of losses to all other common and preferred equity holders to the extent of their capital contributions.  All of the priority equity members’ capital was reduced to zero in the fiscal 2009 second quarter.  We continued to provide services to Ridemakerz in exchange for equity in 2010.  The book value of our investment was $-0- at December 31, 2011 and January 1, 2011.

Expansion and Growth Potential

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France for the last three fiscal years can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Beginning of period	344	345	346
Opened	8	4	1
Closed	(6)	(5)	(2)
End of period	346	344	345

The Friends 2B Made stores are not included in the number of store openings or closures in fiscal 2009 as noted above but rather are considered remodels of Build-A-Bear Workshop stores.  In the fiscal 2008 third quarter, we announced plans to close the Friends 2B Made concept; concept closure was completed in the fiscal 2009 third quarter.

In fiscal 2011, we opened three Build-A-Bear Workshop stores in North America and five in the United Kingdom.  In fiscal 2012, we anticipate opening four to six Build-A-Bear Workshop stores and closing 15 to 20 stores, in accordance with natural lease events such as expirations and lease termination options.  We will also relocate and downsize ten to fifteen stores within existing malls which will lead to higher productivity metrics in these locations.  We believe there is a market potential for approximately 300 to 325 Build-A-Bear Workshop stores in the United States, Puerto Rico and Canada and 70 stores in the United Kingdom and Ireland.

Non-store Locations:

In 2004 we began offering merchandise in seasonal, event-based locations such as Major League Baseball ballparks.  We expect to expand our future presence at select seasonal and non-traditional locations contingent on their availability.  As of December 31, 2011, we had a total of three ballpark locations.  We opened our first store in a zoo during fiscal 2006, our first store in a science center during fiscal 2007 and our first store in an airport in 2011.  In 2010, we opened our first temporary stores, which generally have lease terms of six to eighteen months and are excluded from our store count.  These locations are intended to capitalize on short-term opportunities in specific locations.  As of December 31, 2011, six temporary stores were open.

Commercial Revenue:

In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products produced and sold by third parties.  These agreements generated revenue of $1.8 million in 2011, $2.8 million in 2010 and $2.5 million in 2009.  Wholesale revenue is primarily generated under agreements with third-parties who operate Build-A-Bear Workshop locations or sell our product in agreed-upon outlets.  These agreements generated revenue of $2.1 million in 2011, $2.0 million in 2010 and $1.5 million in 2009. In addition to our normal wholesale business, in 2010, we had two wholesale transactions totaling $6.4 million with no gross margin.  We anticipate entering into additional license and wholesale agreements in the future.

International Franchise Revenue:

Our first franchisee location was opened in November 2003.  The number of international, franchised stores opened and closed for the periods presented below can be summarized as follows:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Beginning of period	63	65	62
Opened	19	10	10
Closed	(3)	(12)	(7)
End of period	79	63	65

As of December 31, 2011, we had 12 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 16 countries.  In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We expect our current franchisees to open ten to twelve stores in fiscal 2012, net of closures.  We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom and Ireland, which we expect to be operated primarily by new and existing franchisees.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated.  Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Revenues:
Net retail sales	98.1%	96.4%	98.1%
Commercial revenues	1.0	2.8	1.0
Franchise fees	0.9	0.8	0.8
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	59.9	60.1	63.1
Selling, general, and administrative	41.2	40.8	41.1
Store preopening	0.1	0.2	0.0
Losses from investment in affiliate	-	-	2.4
Interest expense (income), net	(0.0)	(0.1)	(0.0)
Total costs and expenses	100.7	100.6	106.0

Income (loss) before income taxes	(0.7)	(0.6)	(6.0)
Income tax expense (benefit)	3.7	(0.6)	(2.9)
Net income (loss)	(4.3)	0.0	(3.2)

Retail gross margin (%) (2)	39.9%	40.1%	36.7%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $154.5 million, $155.1 million and $142.6 million in 2011, 2010 and 2009, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended December 31, 2011 (52 weeks) Compared to Fiscal Year Ended January 1, 2011 (52 weeks)

Total revenues. Net retail sales were $387.0 million for fiscal 2011, compared to $387.2 million for fiscal 2010, a decrease of $0.2 million.  Comparable store sales decreased $7.6 million in fiscal 2011, or 2.1% and sales from non-comparable locations, comprised primarily of relocated and remodeled locations, decreased $3.6 million.  Partially offsetting these decreases are increases of $4.4 million from sales in new stores, $1.0 million in e-commerce sales and of $2.7 million in sales from non-store locations which includes temporary locations.  Other changes, adding $2.9 million to net retail sales, resulted from the impact of foreign currency exchange rates, changes in deferred revenue estimate, offset by redemptions throughout the year, and other revenue.

Commercial revenue was $3.9 million in fiscal 2011 compared to $11.2 million in fiscal 2010.  This decrease was primarily due to $6.4 million in non-recurring wholesale transactions in fiscal 2010.  Excluding these transactions, commercial revenues decreased $0.9 million, primarily due to the 2010 Build-A-Bear Craftshop launch that did not reoccur in 2011.  Revenue from international franchise fees increased to $3.4 million for fiscal 2011 from $3.0 million for fiscal 2010, an increase of $0.4 million.  This increase was primarily due to the increase in the number of franchise locations from 63 at the end of fiscal 2010 to 79 at the end of fiscal 2011.

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, was $156.8 million for fiscal 2011 compared to $158.9 million for fiscal 2010, a decrease of $2.1 million, or 1.3%.  Retail gross margin was $154.5 million in fiscal 2011 compared to $155.1 million in fiscal 2010, a decrease of $0.7 million or 0.4%.  As a percentage of net retail sales, retail gross margin decreased to 39.9% for fiscal 2011 from 40.1% for fiscal 2010, a decrease of 20 basis points as a percentage of net retail sales (bps).  This decline in margin was primarily attributable to decreased merchandise margin, decreased leverage on fixed occupancy costs and increased purchasing costs offset by cost savings in distribution costs.

Selling, general and administrative. Selling, general and administrative expenses were $162.3 million for fiscal 2011 as compared to $163.9 million for fiscal 2010, a decrease of $1.6 million, or 1.0%.  As a percentage of total revenues, selling, general and administrative expenses were 41.2% for fiscal 2011, compared to 40.8% in fiscal 2010.  The dollar decrease was primarily attributable to higher costs in 2010 of $1.6 million in charges related to the closure of our stores in France and corporate payroll costs primarily related to a bonus that did not reoccur in 2011.  These decreases were partially offset by consulting costs related to continuing efforts to improve efficiencies and reduce expenses.

Store preopening. Store preopening expense was $0.5 million for fiscal 2011 as compared to $0.7 million for fiscal 2010.  These amounts include preopening rent expense of $0.2 million for 2011 and $0.1 million for 2010.  Preopening expenses include expenses for stores that have opened, including temporary locations, as well as some expenses incurred for stores that will be opened at a later date.

Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for fiscal 2011 as compared to $0.3 million for fiscal 2010.

Provision for income taxes. Income tax expense was $14.4 million in fiscal 2011, compared to an income tax benefit of $2.6 million for fiscal 2010.  The effective rate was (543.4)% in 2011 and 104.2% in 2010.  The fluctuation in the effective rate in 2011 was primarily attributable to the recording of a $15.6 million valuation allowance in 2011 on the US deferred tax assets.

Fiscal Year Ended January 1, 2011 (52 weeks) Compared to Fiscal Year Ended January 2, 2010 (52 weeks)

Total revenues. Net retail sales decreased to $387.2 million for fiscal 2010 from $388.6 million for fiscal 2009, a decrease of $1.4 million, or 0.4%.  Comparable store sales decreased $7.2 million in fiscal 2010, or 2.0% and sales from non-comparable locations decreased $2.1 million.  Partially offsetting these decreases is an increase of $4.3 million related to the revenue deferral under our customer loyalty program.  This year-end adjustment represented a refinement in the calculation used to estimate the liability that also took into account the change in member's redemption patterns experienced in 2010.  This increase was partially offset by $1.9 million of revenue deferred throughout the year as estimated under the previous approach.  Increases in net retail sales resulted from sales in new stores and increases in sales over the Internet of $2.4 million and $1.2 million, respectively.  Other increases totaling $1.9 million came from sales at non-store locations which includes temporary locations, other retail revenues and the impact of foreign currency exchange rates.

Commercial revenue was $11.2 million in fiscal 2010 compared to $4.0 million in fiscal 2009.  This increase was primarily due to $6.4 million in non-recurring wholesale transactions.  Excluding these transactions, commercial revenues increased $0.8 million reflecting the introduction of Build-A-Bear Craftshop kits.  Revenue from international franchise fees decreased to $3.0 million for fiscal 2010 from $3.4 million for fiscal 2009, a decrease of $0.4 million.  This decrease was primarily due to continuing adverse global economic conditions.

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, increased to $158.9 million for fiscal 2010 from $145.0 million for fiscal 2009, an increase of $13.8 million, or 9.5%.  Retail gross margin increased to $155.1 million in fiscal 2010 from $142.6 million in fiscal 2009, and increase of $12.6 million or 8.8%.  As a percentage of net retail sales, retail gross margin increased to 40.1% for fiscal 2010 from 36.7% for fiscal 2009, an increase of 340 bps.  This improvement in margin was primarily attributable to a 110 basis point improvement resulting from the significant reduction in asset impairment charges in 2010 as compared 2009.  Additionally, we achieved 100 basis points of improved leverage on fixed occupancy costs and a 70 basis point improvement in merchandise margin along with other improvements in distribution and purchasing.

Selling, general and administrative. Selling, general and administrative expenses were $163.9 million for fiscal 2010 as compared to $162.7 million for fiscal 2009, an increase of $1.2 million, or 0.7%.  As a percentage of total revenues, selling, general and administrative expenses were 40.8% for fiscal 2010, compared to 41.1% for fiscal 2009.  The dollar increase was primarily attributable to $1.6 million in charges related to the closure of our stores in France and increases in corporate payroll costs primarily related to a bonus.  These increases were partially offset by marketing savings and improved leverage on store salaries and other fixed overhead costs.

Store preopening. Store preopening expense was $0.7 million for fiscal 2010 as compared to $0.1 million for fiscal 2009.  The increase was primarily due to opening four stores in fiscal 2010 as compared to one in 2009. These amounts include preopening rent expense of $0.1 million for 2010 and $9,000 for fiscal 2009.  Preopening expenses include expenses for stores that have opened, including temporary locations, as well as some expenses incurred for stores that will be opened at a later date.

Losses from investment in affiliate. Losses from investment in affiliate of $9.6 million in fiscal 2009 are losses related to our investment in Ridemakerz.  The losses incurred in 2009 are comprised of a $7.5 million non-cash charge of Ridemakerz net loss allocations, a $1.0 million non-cash impairment charge and a $1.1 million write-off of Ridemakerz outstanding receivable.  As the investment was written down to zero in 2009, no loss allocations charges were recorded in 2010.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the United Kingdom, Ireland and France (Europe) and for our consolidated store base (dollars in thousands):

	Fiscal 2011			Fiscal 2010
	North			North
	America	Europe	Total	America	Europe	Total
Net income (loss)	$(19,232)	$2,170	$(17,062)	$(5,376)	$5,480	$104
Income tax expense (benefit)	13,607	803	14,410	(3,284)	708	(2,576)
Interest expense (income)	56	(137)	(81)	(86)	(164)	(250)
Store depreciation, amortization and impairment (1)	15,233	2,514	17,747	16,222	2,949	19,171
Store preopening expense	226	321	547	526	182	708
Losses from investment in affiliate (2)	-	-	-	-	-	-
General and administrative expense (3)	43,641	4,722	48,363	48,047	(320)	47,727
Franchising and commercial contribution (4)	(4,142)	-	(4,142)	(4,291)	-	(4,291)
Non-store activity contribution (5)	(3,008)	(1,109)	(4,117)	(3,070)	(972)	(4,042)
Store contribution	$46,381	$9,284	$55,665	$48,688	$7,863	$56,551

Total revenues from external customers	$319,810	$74,565	$394,375	$331,392	$70,060	$401,452
Franchising and commercial revenues from external customers	(7,334)	-	(7,334)	(13,699)	(590)	(14,289)
Revenues from non-store activities (5)	(16,765)	(3,313)	(20,078)	(14,345)	(2,785)	(17,130)
Store location net retail sales	$295,711	$71,252	$366,963	$303,348	$66,685	$370,033
Store contribution as a percentage of store location net retail sales	15.7%	13.0%	15.2%	16.1%	11.8%	15.3%
Total net income (loss) as a percentage of total revenues	(6.0)%	2.9%	(4.3)%	(1.6)%	7.8%	0.0%

	Fiscal 2009
	North
	America	Europe	Total
Net income (loss)	$(14,384)	$1,911	$(12,473)
Income tax expense (benefit)	(9,434)	(1,933)	(11,367)
Interest expense (income)	(93)	(50)	(143)
Store depreciation, amortization and impairment (1)	20,159	5,314	25,473
Store preopening expense	90	-	90
Losses from investment in affiliate (2)	9,615	-	9,615
General and administrative expense (3)	38,572	3,508	42,080
Franchising and commercial contribution (4)	(4,328)	-	(4,328)
Non-store activity contribution (5)	(2,282)	(783)	(3,065)
Store contribution	$37,915	$7,967	$45,882

Total revenues from external customers	$323,386	$72,520	$395,906
Franchising and commercial revenues from external customers	(7,354)	-	(7,354)
Revenues from non-store activities (5)	(15,058)	(2,391)	(17,449)
Store location net retail sales	$300,974	$70,129	$371,103
Store contribution as a percentage of store location net retail sales	12.6%	11.4%	12.4%
Total net income (loss) as a percentage of total revenues	(4.4)%	2.6%	(3.2)%

(1)
Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges.

(2)	Losses from investment in affiliate represent the Company’s losses related to its investment in Ridemakerz.
(3)
General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including intellectual property.  General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as television advertising, virtual world costs and direct mail catalogs, which are included in store contribution.

(4)
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

(5)	Non-store activities include our webstores, temporary locations and seasonal and event-based locations as well as intercompany transfer pricing charges.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2011				Fiscal 2010
(Dollars in millions,	First	Second	Third	Fourth	First	Second	Third	Fourth
except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenues	$96.0	$81.8	$97.4	$119.1	$101.4	$74.1	$100.1	$125.8
Retail gross margin(1)	36.6	28.8	38.4	50.7	41.0	22.4	35.4	56.3
Net (loss) income(2)	(2.3)	(6.7)	0.9	(9.0)	1.7	(8.5)	(1.4)	8.3
Earnings (loss) per common share:
Basic	(0.12)	(0.37)	0.05	(0.56)	0.09	(0.45)	(0.07)	0.42
Diluted	(0.12)	(0.37)	0.05	(0.56)	0.09	(0.45)	(0.07)	0.42
Number of stores (end of quarter)	342	342	344	346	345	346	347	344

(1)	Retail gross margin represents net retail sales less cost of retail merchandise sold.
(2)	The 2011 fourth quarter included a $15.6 million charge related to the recording of a valuation allowance on all US deferred tax assets.

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

Operating Activities. Cash flows provided by operating activities were $16.0 million in fiscal 2011 and $22.0 million in fiscal 2010 and $24.0 million in fiscal 2009.  Cash flows from operating activities decreased in fiscal 2011 as compared to 2010 as accounts payable and accrued expenses increased due to the timing of inventory shipments and payments were offset by higher inventory levels.  Cash flows from operating activities decreased slightly in fiscal 2010 as compared to 2009 as improved net income and an increase in accounts payable and accrued expenses due to the timing of inventory shipments and payments were offset by higher inventory levels.

Investing Activities. Cash flows used in investing activities were $13.3 million in fiscal 2011, $13.8 million in fiscal 2010 and $8.9 million in fiscal 2009.  Cash used in investing activities in 2011 related primarily to the continued installation and upgrades of central office information technology systems, the opening of eight new stores, the relocation of four stores and the purchase of short-term investments, offset by the maturity of those investments.  Cash used in investing activities in 2010 related primarily to the continued installation and upgrades of central office information technology systems, acquisition of intangible assets, the opening of four new stores and 11 temporary locations and the relocation of one store, offset by cash received for the sale of key money from one of our French stores.  Cash used in investing activities in 2009 related primarily to the continued installation and upgrades of central office information technology systems, acquisition of intangible assets, repurposing existing Friends 2B Made locations to Build-A-Bear Workshop stores, the opening of one new store and the relocation of one store.

Financing Activities. Financing activities used cash of $14.6 million and $7.2 million in fiscal 2011 and fiscal 2010, respectively.  There was no cash from financing activities in 2009.  Purchases of our stock in fiscal 2011 and 2010 used cash of $15.0 million and $7.3 million, respectively.  In fiscal 2011 and 2010, exercises of employee stock options and related tax benefits provided cash of $0.4 million and $0.1 million, respectively.  No employee stock options were exercised in fiscal 2009.

Capital Resources. As of December 31, 2011, we had a cash balance of $46.4 million, nearly half of which was domiciled outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank, National Association and was amended effective December 30, 2011.  The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million. The seasonal overline is in effect from July 1 to December 31 each year.  Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries.  The credit agreement expires on December 31, 2013 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments.  It prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use proceeds of the line of credit to repurchase shares.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.  As of December 31, 2011: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement and (iv) there was approximately $48.9 million available for borrowing under the line of credit.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America typically have a ten-year term and contain provisions for base rent plus percentage rent based on defined sales levels. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third or fourth year and sixth or seventh year of the lease, if a certain minimum sales volume is not achieved. Many leases contain incentives to help defray the cost of construction of a new store.  Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease.  In addition, some of these leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases.

Our leases in the United Kingdom and Ireland typically have terms of ten to fifteen years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates.  The leases typically provide the lessee with the first right for renewal at the end of the lease.  We may also be required to make deposits and rent guarantees to secure new leases as we expand.  Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease.  Rents are charged quarterly and paid in advance.

In fiscal 2012, we expect to spend approximately $20 to $25 million on capital expenditures.  Capital spending in fiscal 2011 totaled $12.2 million.  Capital spending in fiscal 2011 was primarily for continued installation and upgrades of central office information technology systems, the opening of eight new stores and the relocation of four stores.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On February 23, 2012, we announced that our share repurchase program had been extended to March 31, 2013.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program will be subsequently retired.  As of March 12, 2012, approximately 5.5 million shares at an average price of $7.47 per share have been repurchased under this program for an aggregate amount of $41.3 million, leaving $8.7 million of availability under the program.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2013.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method.  We purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit. The call option was immediately exercisable and expires April 30, 2012.  Simultaneously, we granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  The put option was exercisable on April 30, 2008 and expires on April 30, 2012.  As of December 31, 2011, the book value of our investment in Ridemakerz was zero, but we still retained an ownership interest of approximately 15%.  Under the current agreements, as of the balance sheet date, we could own up to approximately 24% of fully diluted equity in Ridemakerz.  The put option was exercised on all 1.25 million shares on February 13, 2012.  After the exercise, our ownership interest was approximately 18%.  Under the current agreements, as of the exercise date, we could own up to approximately 24% of fully diluted equity in Ridemakerz.  See Note 17 – Investment in Affiliate to the Consolidated Financial Statements for additional information.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations.  Our purchase obligations primarily consist of purchase orders for merchandise inventory.  The future minimum payments for these obligations as of December 31, 2011for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of December 31, 2011
	Total	2012	2013	2014	2015	2016	Beyond
	(In thousands)
Operating lease obligations	$205,349	$45,755	$39,051	$34,159	$28,900	$21,253	$36,231
Purchase obligations	40,690	40,690	-	-	-	-	-
Total	$246,039	$86,445	$39,051	$34,159	$28,900	$21,253	$36,231

Our total liability for uncertain tax positions under the Financial Accounting Standards Board Accounting Standards Codification (ASC) section 740-10-25 was $0.2 million as of December 31, 2011.  During the next fiscal year, it is reasonably possible that the unrecognized tax benefits will be reduced by $8,000 either because the tax positions are sustained on audit or expiration of statute of limitations.  At this time, we do not expect a significant payment related to these obligations within the next year.  See Note 9 - Income Taxes to the Consolidated Financial Statements for additional information.

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

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis.  Historically, we have not conducted sales whereby we offer products below cost and, accordingly, have no significant lower of cost or market reserve recorded.

Throughout the year we record an estimated cost of shortage based on past experience.  The amount accrued for shortage each period is based on detailed historical averages.  The accrual rate remained unchanged for fiscal 2011, 2010 and 2009.  Periodic physical inventories are taken and any difference between the actual physical count of merchandise and the recorded amount in our records are adjusted and recorded as shortage.  Historically, including fiscal years 2011, 2010 and 2009, the timing of the physical inventory has been in the fourth quarter so that no material amount of shortage was required to be estimated on activity between the date of the physical count and year-end.  However, future physical counts of merchandise may not be at times at or near the end of a fiscal quarter or fiscal year-end, and our estimate of shortage for the intervening period may be material based on the amount of time between the date of the physical inventory and the date of the fiscal quarter or year-end.

Long-Lived Assets

In accordance with ASC section 360-10-35 we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group.  As of December 31, 2011, store assets represented approximately $53.0 million, or approximately 68% of total property, plant and equipment, net. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur.  Due to the significance of the fourth quarter to individual store locations, we assess store performance annually, using the full year’s results.  We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable.

As a result of our 2011 review, we determined that certain stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $0.4 million in the fourth quarter of fiscal 2011, which is included in cost of merchandise sold.  The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the asset group, future growth rate and discount rate.  In order to evaluate the sensitivity of the fair value assumptions on store asset impairment, we applied a hypothetical decrease of 1% in the comparable stores sales trend and in margin, which we believe is appropriate.  Based on the analysis performed as of December 31, 2011, the changes in our assumptions would not have resulted in additional impairment charges.

As a result of our 2010 review, we determined that certain stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $0.6 million in the fourth quarter of fiscal 2010, which is included in cost of merchandise sold. As a result of our 2009 review, we determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $3.3 million in the fourth quarter of fiscal 2009, which is included in cost of merchandise sold.

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

Corporate assets, including computer hardware and software and the Company-owned distribution center (approximately $17.0 million as of December 31, 2011), and certain other assets, such as trade credits and trademarks and intellectual property, net (approximately $5.2 million as of December 31, 2011), have a broad applicability and are generally considered to be recoverable, unless abandoned.  Other long-lived assets, including deferred franchise and lease costs (approximately $2.2 million as of December 31, 2011), are monitored in relation to the relevant franchisee or store location.  In 2009, we determined that certain key money and long-term lease deposits were no longer fully recoverable.  Accordingly, we reduced the carrying value of the assets to their estimated fair value and recorded asset impairment charges of $1.8 million in the fourth quarter of fiscal 2009, which is included in cost of merchandise sold.  In the fiscal 2010 second quarter, we reviewed the inputs used to determine the fair value of certain key money deposits, included in other intangible assets and other store deposits, included in other assets, net, through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.3 million were recorded in the second quarter of fiscal 2010.  As we had determined at this time that we would be closing the related stores, these charges are included in selling, general and administrative expenses.

Goodwill

We record goodwill related to the excess of the purchase price over the fair value of net identifiable assets acquired. All of our recorded goodwill, which is associated with our UK Acquisition, is recorded in the European reporting unit. At December 31, 2011 and January 1, 2011, our goodwill balance was $32.3 million and $32.4 million, respectively.  The decrease is entirely due to foreign currency translation adjustments.  Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year.  We perform our annual impairment assessment as of the end of the fourth quarter of each year.  Impairment is tested in accordance with ASC section 350-20-35, by comparison of the carrying value of the reporting unit to its estimated fair value.  As there are not quoted prices for our reporting unit, fair value is estimated based upon a present value technique using estimated discounted future cash flows, forecasted over the reasonably assured lease terms for retail stores, with growth rates forecasted for the reporting unit and using a credit adjusted discount rate.  We use current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.  Our 2011 annual evaluation indicated that no impairment of our goodwill existed as of December 31, 2011.

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

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting unit, future growth rate, and discount rate.  In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical decrease in cash flows as a 100 basis point reduction to our projected growth rate and a 100 basis point increase in the discount rate which we considered appropriate.  Based on the goodwill analysis performed as of December 31, 2011, the outlined changes in our assumptions would not affect the results of the impairment test, as the reporting unit still had an excess of fair value over the carrying value.  However, as we continue to face a challenging retail environment and general uncertainty in the global economy, the assumptions used in future calculations of fair value may change significantly which could result in impairment charges in future periods.

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

Throughout fiscal 2010, we continued to use the deferral rate established at the end of fiscal 2008 to estimate the appropriate amount of revenue to defer and thereby the related liability.  This rate, which was based on actual redemption rates and historical results and was applied to eligible purchases of Stuff Fur Stuff Club members at the time of the transaction.  During 2010, we experienced a change in members’ redemption patterns as our members began utilizing other discounts and coupons available to them in place of an issued reward certificate.  Accordingly, at the end of fiscal 2010, we reevaluated the available data to determine the most accurate approach to estimate our liability and deferral of revenue, including the use of historical point conversion and certificate redemption patterns.  For both the December 31, 2011 and January 1, 2011 balance sheets, we used historical point conversion and redemption patterns to estimate our liability under the loyalty program.  We apply the historical rates for points converting into certificates and ultimate certificate redemption to our actual points and certificates outstanding at each balance sheet date to calculate the liability and corresponding adjustment to net retail sales.

We review these patterns and assess the adequacy of the deferred revenue liability at the end of each fiscal quarter.  Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge.  Based on this assessment at the end of fiscal 2011, the deferred revenue liability was adjusted downward by $1.5 million, with a corresponding increase to net retail sales, and a $0.9 million decrease in net loss.

Based on this assessment at the end of fiscal 2010, the deferred revenue liability was adjusted downward by $4.3 million, with a corresponding increase to net retail sales, and a $2.6 million increase in net income.  Based on the assessment at the end of fiscal 2009, no adjustment was made to the deferral rate.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected conversion and redemption rates.  In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical increase of 100 bps in the conversion and redemption rates which we believe is appropriate.  Based on the analysis performed as of December 31, 2011, the change in our assumptions would have resulted in a $0.2 million reduction of net retail sales.

Income Taxes

Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate.  Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities.  Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties.  Management reviews tax positions at least quarterly and adjusts the balances as new information becomes available.  Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards.  As we have incurred a cumulative book loss over the three year period ended December 31, 2011, we evaluated the realizability of our deferred tax assets.  We performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740-10-30-17.  Some of that evidence evaluated includes our historical operating performance, the macroeconomic factors contributing to the recent fiscal loss for which the tax benefits have been fully realized by the carryback availability, and our forecast of future taxable income, including the availability of prudent and feasible tax planning strategies.  The three-year cumulative loss is a significant piece of negative evidence and while management believes that it is primarily a result of losses that were primarily attributable to the significant economic downturn experienced in 2009 and not an indication of continuing operations, we are required to give objective historical evidence more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the fiscal 2011 fourth quarter, the Company recorded a $15.6 million valuation allowance on its US deferred tax assets.  This allowance does not preclude us from utilizing the deferred tax assets in the future, nor does it reflect a change in our long-term outlook.

Recent Accounting Pronouncements

There are no recently issued but not yet adopted accounting pronouncements that are expected to significantly impact our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways.  First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates.  Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%.  We had no borrowings during fiscal 2011.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities.  If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and based on the foregoing evaluation, our management, including the Chief Executive Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011, the end of the period covered by this Annual Report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Bear and the Chief Operations and Financial Bear, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2011 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Build-a-Bear Workshop, Inc.

We have audited Build-a-Bear Workshop, Inc. and Subsidiaries (collectively, the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Build-a-Bear Workshop, Inc. and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Build-a-Bear Workshop, Inc. and Subsidiaries as of December 31, 2011 and the related consolidated statement of earnings, stockholders’ equity, and cash flows for the year ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 15, 2012

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2011 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “Directors”, “The Board of Directors and its Committees”, “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 10, 2012 is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Maxine Clark, 63, has been our Chief Executive Bear since she founded the Company in 1997. She was our President from our inception in 1997 to April 2004, and has served as Chairman of our Board of Directors since our conversion to a corporation in April 2000. She was initially elected to our Board of Directors pursuant to the terms of a stockholders’ agreement which terminated upon the closing of the Company’s initial public offering in 2004. Ms. Clark was re-elected as a director at our 2005 and 2008 Annual Meetings of Stockholders. Prior to founding Build-A-Bear Workshop, Ms. Clark was the President of Payless ShoeSource, Inc. from 1992 until 1996. Before joining Payless, Ms. Clark spent over 19 years in various divisions of The May Department Stores Company in areas including merchandise development, merchandise planning, merchandise research, marketing and product development.

Eric Fencl, 49, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel.  In March 2009, he assumed responsibility for international franchising and human resources. He now holds the title of Chief Bearrister, General Counsel and International Franchising.  Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions for Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career in 1984 as an auditor with Arthur Young & Company.

Dave Finnegan, 42, joined Build-A-Bear Workshop in December 1999 as Director Inbearmation Technology and was named Chief Information Bear in January 2007, adding logistics responsibilities in March 2009 to become Chief Information and Logistics Bear, and in March 2010 he became Chief Information Bear. Prior to joining the Company, Mr. Finnegan held information systems management positions at Novell, Inc. in Provo Utah and Interchange Technologies Inc. in St. Louis, Missouri. Mr. Finnegan is a member of the St. Louis Regional Chief Information Officer Forum and the NSB Executive Client Advisory Board. He was instrumental in the development of bearville.com—the company’s virtual world Web site. The online community received a 2009 “Best of the Web” award from WiredSafety at the 9th Annual Wired Kids Summit and a 2008 iParenting Media Award.

Tina Klocke, 52, has been our Chief Financial Bear since November 1997, our Treasurer since April 2000, and Secretary since February 2004.  In March 2009, she assumed responsibility for store operations and in July 2011, she assumed responsibility for logistics and planning.  She now holds the title of Chief Operations and Financial Bear.  Prior to joining the Company, Ms. Klocke was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources.  Prior to joining Clayton Corporation in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. Ms. Klocke began her career in 1982 with Ernst & Young LLP.

Teresa Kroll, 57, joined Build-A-Bear Workshop in September 2001 as Chief Marketing Bear, was named Chief Entertainment Bear in March 2009, was named Chief Entertainment and Digital Marketing Bear in June 2010 and was named Chief Marketing and Entertainment Bear in December 2011.  Prior to joining the Company, Ms. Kroll was Vice President–Advertising for The WIZ, a unit of Cablevision, from 1999 to 2001.  From 1995 to 1999, Ms. Kroll was Director of Marketing for Montgomery Ward Holding Corp., a department store retailer.  From 1980 to 1994 Ms. Kroll held various administrative and marketing positions for Venture Stores, Inc.

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

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,210,816	$8.49	1,104,894
Total	1,210,816	$8.49	1,104,894

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section titled “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheet of Build-a-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of December 31, 2011, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the fiscal year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Build-a-Bear Workshop, Inc. and Subsidiaries at December 31, 2011, and the consolidated results of its operations and its cash flows for the fiscal year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Build-a-Bear Workshop, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.:

We have audited the accompanying consolidated balance sheet of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) as of January 1, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended January 1, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Build-A-Bear Workshop, Inc. and subsidiaries as of January 1, 2011, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
St. Louis, Missouri
March 17, 2011

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	January 1,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$46,367	$58,755
Inventories	51,860	46,475
Receivables	7,878	7,923
Prepaid expenses and other current assets	17,854	18,425
Deferred tax assets	419	7,465
Total current assets	124,378	139,043

Property and equipment, net	77,445	88,029
Goodwill	32,306	32,407
Other intangible assets, net	655	1,444
Other assets, net	6,787	14,871
Total Assets	$241,571	$275,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,032	$36,325
Accrued expenses	12,128	15,488
Gift cards and customer deposits	28,323	28,880
Deferred revenue	5,285	6,679
Total current liabilities	86,768	87,372

Deferred franchise revenue	1,436	1,706
Deferred rent	23,867	28,642
Other liabilities	257	361
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at December 31, 2011 and January 1, 2011	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,405,270 and 19,631,623 shares, respectively	174	196
Additional paid-in capital	65,402	76,582
Accumulated other comprehensive loss	(10,165)	(9,959)
Retained earnings	73,832	90,894
Total stockholders' equity	129,243	157,713
Total Liabilities and Stockholders' Equity	$241,571	$275,794

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Fiscal Year
	2011	2010	2009
Revenues:
Net retail sales	$387,041	$387,163	$388,552
Commercial revenue	3,943	11,246	4,001
Franchise fees	3,391	3,043	3,353
Total revenues	394,375	401,452	395,906

Costs and expenses:
Cost of merchandise sold	234,227	239,556	247,511
Selling, general, and administrative	162,334	163,910	162,673
Store preopening	547	708	90
Losses from investment in affiliate	-	-	9,615
Interest expense (income), net	(81)	(250)	(143)
Total costs and expenses	397,027	403,924	419,746

Income (loss) before income taxes	(2,652)	(2,472)	(23,840)
Income tax expense (benefit)	14,410	(2,576)	(11,367)
Net income (loss)	$(17,062)	$104	$(12,473)

Earnings (loss) per common share:
Basic	$(0.98)	$0.01	$(0.66)
Diluted	$(0.98)	$0.01	$(0.66)

Shares used in computing per common share amounts:
Basic	17,371,315	18,601,465	18,874,352
Diluted	17,371,315	18,653,012	18,874,352

 See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total	Total comprehensive income (loss)

Balance, January 3, 2009	$195	$76,852	$(12,585)	$103,263	$167,725
Stock-based compensation	-	4,335	-	-	4,335
Shares issued under employee stock plans, net of tax benefit	9	(1,065)	-	-	(1,056)
Other comprehensive income	-	-	6,249	-	6,249	$6,249
Net loss	-	-	-	(12,473)	(12,473)	(12,473)
						$(6,224)
Balance, January 2, 2010	$204	$80,122	$(6,336)	$90,790	$164,780
Share repurchase	(11)	(7,263)	-	-	(7,274)
Stock-based compensation	-	4,818	-	-	4,818
Shares issued under employee stock plans, net of tax benefit	3	(1,095)	-	-	(1,092)
Other comprehensive loss	-	-	(3,623)	-	(3,623)	$(3,623)
Net income	-	-	-	104	104	104
						$(3,519)
Balance, January 1, 2011	$196	$76,582	$(9,959)	$90,894	$157,713
Share repurchase	(25)	(14,977)	-	-	(15,002)
Stock-based compensation	-	4,605	-	-	4,605
Shares issued under employee stock plans, net of tax benefit	3	(808)	-	-	(805)
Other comprehensive loss	-	-	(206)	-	(206)	$(206)
Net loss	-	-	-	(17,062)	(17,062)	(17,062)
						$(17,268)
Balance, December 31, 2011	$174	$65,402	$(10,165)	$73,832	$129,243

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(17,062)	$104	$(12,473)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,232	26,976	28,487
Losses from investment in affiliate	-	-	9,615
Impairment of store assets	416	924	5,321
Deferred taxes	14,560	(2,437)	(5,090)
Loss on disposal of property and equipment	624	1,259	175
Excess tax benefit from share-based payments	(266)	(33)	-
Stock-based compensation	4,605	4,818	4,335
Trade credit utilization	253	-	-
Change in assets and liabilities:
Inventories	(5,477)	(7,030)	6,628
Receivables	35	(1,803)	1,885
Prepaid expenses and other assets	1,013	691	(3,852)
Accounts payable and accrued expenses	45	7,084	(4,642)
Lease related liabilities	(4,743)	(5,983)	(7,377)
Gift cards and customer deposits	(561)	(325)	36
Deferred revenue	(1,664)	(2,224)	942
Net cash provided by operating activities	16,010	22,021	23,990
Cash flows from investing activities:
Purchases of property and equipment, net	(12,035)	(14,086)	(5,727)
Purchases of other assets and other intangible assets	(213)	(563)	(2,421)
Proceeds from sale or maturity of short term investments	4,829	-	-
Purchases of short term investments	(5,899)	-	-
Proceeds from sale of assets	-	883	-
Investment in unconsolidated affiliate	-	-	(750)
Cash flow used in investing activities	(13,318)	(13,766)	(8,898)
Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	149	25	-
Purchases of Company's common stock	(15,002)	(7,274)	-
Excess tax benefit from share-based payments	266	33	-
Cash flow used in financing activities	(14,587)	(7,216)	-
Effect of exchange rates on cash	(493)	(2,683)	(1,693)
Net increase (decrease) in cash and cash equivalents	(12,388)	(1,644)	13,399
Cash and cash equivalents, beginning of period	58,755	60,399	47,000
Cash and cash equivalents, end of period	$46,367	$58,755	$60,399
Supplemental disclosure of cash flow information:
Net received during the period for income taxes	$(98)	$(3,218)	$(1,032)
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$692	$712	$318
Exchange of inventory for trade credits	$-	$4,867	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products.  At December 31, 2011, the Company operated 346 stores located in the United States, Canada, Puerto Rico, the United Kingdom and Ireland.  The Company was formed in September 1997 and began operations in October 1997.  The Company changed to a Delaware C Corporation on April 3, 2000.  The Company previously operated as a Missouri limited liability company.

During 2001, the Company and a third party formed Build-A-Bear Entertainment, LLC (BABE) for the purpose of promoting the Build-A-Bear Workshop brand and characters of the Company through certain entertainment media.  Prior to February 2003, the Company owned 51% and was the managing member.

During 2002, the Company formed Build-A-Bear Workshop Franchise Holdings, Inc. (Holdings) for the purpose of entering into franchise agreements with companies in foreign countries where Build-A-Bear Workshop, Inc. does not have company-owned stores.  Holdings is a wholly-owned subsidiary of the Company.  As of December 31, 2011, 79 Build-A-Bear Workshop franchise stores are open and operating in 14 countries.

Also during 2002, the Company formed Build-A-Bear Workshop Canada Ltd. (BAB Canada) for the purpose of operating Build-A-Bear Workshop stores in Canada.  BAB Canada is a wholly-owned subsidiary of the Company.

During 2003, the Company formed Build-A-Bear Retail Management, Inc. (BABRM) for the purpose of providing purchasing, legal, information technology, accounting, and other general management services for Build-A-Bear Workshop stores.  BABRM is a wholly-owned subsidiary of the Company.  In February 2003, BABRM purchased the minority interest in BABE, which became a wholly-owned subsidiary.

On April 2, 2006, the Company acquired all of the outstanding shares of The Bear Factory Limited, a stuffed animal retailer in the United Kingdom, and Amsbra Limited, its former United Kingdom franchisee (the UK Acquisition).  During 2006, the Company formed Build-A-Bear Workshop UK Holdings, Ltd (UK Holdings) as the parent company to The Bear Factory and Amsbra.  UK Holdings is a wholly-owned subsidiary of Holdings.  The results of the acquisitions’ operations have been included in the consolidated financial statements since the date of acquisition.  Also during 2006, the Company formed Build-A-Bear Workshop Ireland, Ltd. and Build-A-Bear Workshop France SAS as wholly-owned subsidiaries of Holdings.  In 2010, all Company-owned stores in France were closed.  The Company currently has 58 stores in the United Kingdom and Ireland.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31.  The periods presented in these financial statements are the fiscal years ended December 31, 2011 (fiscal 2011), January 1, 2011 (fiscal 2010) and January 2, 2010 (fiscal 2009).  All fiscal years presented included 52 weeks.  References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis.  Inventory includes supplies of $3.7 million and $5.3 million as of December 31 and January 1, 2011, respectively.

(e)	Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue.  The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors.  Based on this analysis, the Company has determined that no material allowance for doubtful accounts was necessary at either December 31, 2011 or January 1, 2011.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of the carrying value of the reporting unit to its fair value, and when appropriate, the carrying value of impaired assets is reduced to fair value.  The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates, store growth rates and discount rates.  Based on the annual impairment test performed for the Company’s UK reporting unit as of December 31, 2011, the Company has determined that there was no impairment of goodwill in 2011.  If the assumptions used in the analysis were less favorable, it is possible that the Company may have been required to impair goodwill.

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

Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements.  Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases.  Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement.  Amortization expense related to other assets was $0.5 million, $0.7 million and $0.5 million for 2011, 2010 and 2009, respectively.

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

The Company has a customer loyalty program in North America, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar or partial dollar spent and after reaching 100 points receive a $10 discount on a future purchase.  An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.  The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the $10 certificate.

Throughout fiscal 2010, the Company continued to use the deferral rate established at the end of fiscal 2008 to estimate the appropriate amount of revenue to defer and thereby the related liability.  This rate, which was based on actual redemption rates and historical results, was applied to eligible purchases of Stuff Fur Stuff Club members at the time of the transaction.  For the December 31, 2011 and January 1, 2011 balance sheets, historical rates for points converting into certificates and ultimate certificate redemption were applied to actual points and certificates outstanding at the respective balance sheet date to calculate the liability and corresponding adjustment to net retail sales.  Management reviews these patterns and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter.  Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge.

Based on the assessment at the end of 2011, the deferred revenue liability was adjusted downward by $1.5 million, with a corresponding increase to net retail sales, and a $0.9 million increase in net income.

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

The costs of advertising and marketing programs are charged to operations in the first period the program takes place.  Advertising expense was $19.3 million, $18.5 million and $24.4 million for fiscal years 2011, 2010 and 2009, respectively.

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

Tax positions are reviewed at least quarterly and adjusted as new information becomes available.  The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.  These estimates of future taxable income inherently require significant judgment.  To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established.

The Company accounts for its total liability for uncertain tax positions according to the provisions of ASC section 740-10-25. The Company recognizes estimated interest and penalties related to uncertain tax positions in income tax expense.  See Note 9—Income Taxes for further discussion.

(s)	Earnings (Loss) Per Share

Under the two-class method, basic earnings (loss) per share is determined by dividing net income or loss allocated to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings or loss per share reflects the potential dilution that could occur if options to issue common stock were exercised.  In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

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

For fiscal 2011, 2010 and 2009, selling, general and administrative expense includes $4.6 million, $4.8 million and $4.3 million, respectively, of stock-based compensation expense.  As of December 31, 2011, there was $6.5 million of total unrecognized compensation expense related to nonvested restricted stock awards and options which is expected to be recognized over a weighted-average period of 1.6 years.

(u)	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and foreign currency translation adjustments.

(v)	Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates book value at December 31, 2011 and January 1, 2011.

(w)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions.  Accordingly, future estimates may change significantly.  Significant items subject to such estimates and assumptions include the valuation of long-lived assets, including goodwill, trade credits and deferred income tax assets, inventories, and the determination of deferred revenue under the Company’s customer loyalty program.

(x)	Sales Tax Policy

The Company’s revenues in the consolidated statement of operations are net of sales taxes.

(y)	Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the years.  Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

(3)	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	January 1,
	2011	2011
Prepaid rent	$7,745	$7,959
Prepaid income taxes	1,970	2,458
Other	8,139	8,008
	$17,854	$18,425

(4)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	January 1,
	2011	2011
Land	$2,261	$2,261
Furniture and fixtures	39,306	41,819
Computer hardware	20,705	23,672
Building	14,970	14,970
Leasehold improvements	137,352	137,335
Computer software	35,326	29,660
Construction in progress	2,543	1,918
	252,463	251,635
Less accumulated depreciation	175,018	163,606
	$77,445	$88,029

For 2011, 2010 and 2009, depreciation expense was $22.8 million, $24.9 million and $26.7 million, respectively.

During 2011, the Company reviewed the operating performance and forecasts of future performance for the stores in its Retail segment.  As a result of that review, it was determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.4 million were recorded in the fourth quarter of fiscal 2011, which are included in cost of merchandise sold as a component of net loss before income taxes in the Retail segment.  The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10.  In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination charges, severance charges and other charges. The Company recorded asset impairment charges of $0.6 million in the fourth quarter of fiscal 2010 and $3.3 million in the fourth quarter of fiscal 2009.

(5)	Goodwill

Goodwill is accounted for in accordance with ASC Section 350-20 and is reported as a component of the Company’s Retail segment.  The following table summarizes the Company’s goodwill (in thousands):

Balance as of January 2, 2010	$33,780
Effect of foreign currency translation	(1,373)
Balance as of January 1, 2011	32,407
Effect of foreign currency translation	(101)
Balance as of December 31, 2011	$32,306

There was no tax-deductible goodwill as of December 31, 2011 or January 1, 2011.

(6)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2011	2010

Trademarks, customer relationships and other intellectual property	$11,516	$11,853
Less accumulated amortization	10,861	10,409
Total, net	$655	$1,444

Trademarks and intellectual property are amortized over three years.  Amortization expense related to trademarks and intellectual property was $0.9 million, $1.4 million and $1.3 million in 2011, 2010 and 2009, respectively.  Estimated amortization expense related to other intangible assets as of December 31, 2011, for each of the years in the subsequent five year period and thereafter is: 2012—$0.5 million; 2013—$0.1 million; 2014— $23,000 -; 2015— -$0- and 2016— -$0-.

During 2009, the Company reviewed the operating performance and forecasts of future performance for the stores in its Retail segment.  As a result of that review, it was determined that certain stores would not be able to recover the carrying value of certain key money deposits, included in other intangible assets, and other store deposits, included in other assets, net, through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $1.8 million were recorded in the fourth quarter of fiscal 2009, which are included in cost of merchandise sold as a component of net loss before income taxes in the Retail segment.  The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10.

In the fiscal 2010 second quarter, we reviewed the inputs used to determine the fair value of certain key money deposits, included in other intangible assets, and other store deposits, included in other assets, net, through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.3 million were recorded in the second quarter of fiscal 2010.  As we had determined at this time that we would be closing the related stores, these charges are included in selling, general and administrative expenses as a component of net income in the retail segment.  The key money deposits were sold in 2010.

(7)	Other Non-current Assets

In 2010, certain other non-current assets were obtained through a series of wholesale transactions whereby the Company exchanged $6.4 million of inventory, at cost, with a third-party vendor for $4.9 million of credits for future media purchases and $1.5 million in cash.  The transaction was accounted for based upon the fair values of the assets involved in the transaction.  In accordance with Accounting Standards Codification (ASC) Section 845-10, in an exchange transaction for trade credits, the fair value of the asset being surrendered cannot exceed its carrying value, meaning that the sale of the inventory was recorded at its cost in the Commercial segment.  The trade credits expire in 2015.  As of December 31, 2011 $0.7 million was included in prepaid expenses and other current assets and $3.9 million was included in other assets, net, related to these credits.  As of January 1, 2011, $0.7 million was included in prepaid expenses and other current assets and $4.2 million was included in other assets, net, related to these credits.  The Company evaluated its trade credits to determine whether an impairment existed as of December 31, 2011.  Because it is not probable the entity will not use all the remaining barter credits based on current utilization expectations, no impairment loss was recognized.

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2011	2010

Accrued wages, bonuses and related expenses	$5,200	$8,227
Sales tax payable	5,678	6,343
Accrued rent and related expenses	454	470
Current income taxes payable	796	448
	$12,128	$15,488

(9)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$-	$(171)	$(6,272)
State	(439)	31	(410)
Foreign	906	859	405
Deferred:
Federal	11,592	(1,965)	(2,610)
State	2,281	(1,205)	(332)
Foreign	70	(125)	(2,148)
Income tax expense (benefit)	$14,410	$(2,576)	$(11,367)

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2011	2010	2009

Loss before income taxes	$(2,652)	$(2,472)	$(23,840)
Statutory federal income tax rate	34%	34%	35%
Income tax expense (benefit) at statutory federal rate	(902)	(840)	(8,344)
State income taxes, net of federal tax benefit	2	(74)	(482)
Valuation allowance	15,565	(1,249)	(1,758)
Effect of lower foreign taxes	(231)	(174)	(154)
Release of state tax reserves	(47)	(174)	(595)
Other items, net	23	(65)	(34)
Income tax expense (benefit)	$14,410	$(2,576)	$(11,367)
Effective tax rate	(543.4)%	104.2%	47.7%

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2011	2010
Deferred tax assets:
Deferred revenue	$4,711	$4,481
Accrued rents	2,414	2,743
Net operating loss carryforwards	1,770	2,229
Intangible assets	1,837	1,794
Deferred compensation	2,218	1,768
Accrued bonuses	91	1,012
Carryforward of tax credits	2,251	931
Receivable and investment write-offs	840	619
Stock compensation	179	179
Depreciation	743	-
Other	1,834	1,730
	18,888	17,486
Less: Valuation allowance	16,126	561
Total deferred tax assets	2,762	16,925

Deferred tax liabilities:
Depreciation	-	(1,515)
Other	(1,925)	(586)
Total deferred tax liabilities	(1,925)	(2,101)
Net deferred tax asset	$837	$14,824

We evaluate the realizability of our deferred tax assets on a quarterly basis.  As the Company has incurred a cumulative book loss over the three year period ended December 31, 2011, management evaluated the realizability of the Company’s deferred tax assets.  The Company performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740-10-30-17.  Some of the evidence evaluated includes our historical operating performance, the macroeconomic factors contributing to the recent fiscal loss for which the tax benefits have been fully realized by the carryback availability, and our forecast of future taxable income, including the availability of prudent and feasible tax planning strategies.  The three-year cumulative loss is a significant piece of negative evidence and while management believes that it is primarily a result of losses that were primarily attributable to the significant economic conditions experienced in 2009 and not an indication of continuing operations, ASC 740 requires that objective historical evidence be given more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the fiscal 2011 fourth quarter, the Company recorded a $15.6 million valuation allowance on its US deferred tax assets.

Included in the deferred tax asset is $0.6 million related to state net operating loss carryforwards for which a valuation allowance of $0.6 million has been recorded and $1.2 million related to net operating loss carryforwards in foreign jurisdictions.  Net operating loss carryforwards in foreign jurisdictions total $4.3 million and $5.7 million as of December 31, 2011 and January 1, 2011, respectively.  Although net operating losses in foreign jurisdictions do not expire, a valuation allowance of $0.6 million was recorded at December 31, 2011 and January 1, 2011.  Also included in the deferred tax asset in $2.3 million related to foreign tax credits for which a valuation allowance of $2.3 million has been recorded.

The Company has not provided for United States income taxes on the accumulated but undistributed earnings of its non-U.S. subsidiaries of $20.5 million and $18.0 million as of December 31, 2011 and January 1, 2011, respectively, as the Company intends to indefinitely reinvest these undistributed earnings.  However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on these earnings.  Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 2, 2010	$570
Lapse of statute	(166)
Settlements	(141)
Balance as of January 1, 2011	$263
Lapse of statute	(50)
Balance as of December 31, 2011	$213

As of December 31, 2011 and January 1, 2011, approximately $0.2 million and $0.3 million respectively, of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized.  In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly.  During the next fiscal year, it is reasonably possible to reduce unrecognized tax benefits by $8,000 either because the tax positions are sustained on audit or expiration of statute of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  There was approximately $40,000 of accrued interest related to uncertain tax positions as of December 31, 2011 and January 1, 2011.

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, France and Ireland), are as follows (in thousands):

	2011	2010	2009
Domestic	$(6,200)	$(8,744)	$(23,500)
Foreign	3,548	6,272	(340)
Total	$(2,652)	$(2,472)	$(23,840)

The following tax years remain open in the Company’s major taxing jurisdictions as of December 31, 2011:

United States (Federal)	2008 through 2011
United Kingdom	2006 through 2011
Canada	2009 through 2011
France	2007 through 2011
Ireland	2007 through 2011

(10)	Long-Term Debt

On December 30, 2011, the Company amended its existing bank line of credit that provides borrowing capacity for the first half of the fiscal year of $40 million and a seasonal overline of $50 million.  The seasonal overline is in effect from July 1 to December 31 each year.  Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries.  The credit agreement expires on December 31, 2013 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments.  It prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  The Company is also prohibited from repurchasing shares of its common stock unless such purchase would not violate any terms of the credit agreement; the Company may not use proceeds of the line of credit to repurchase shares.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge cover ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.  As of December 31, 2011: (i) the Company was in compliance with these covenants; (ii) there were no borrowings under our line of credit; and (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement.  Giving effect to this standby letter of credit, there was approximately $48.9 million available for borrowing under the line of credit.

(11)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030.  The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations.  Total office and retail store base rent expense was $48.2 million, $47.7 million and $45.9 million, and contingent rents were $1.2 million, $1.0 million and $0.9 million for 2011, 2010 and 2009, respectively.

Future minimum lease payments at December 31, 2011, were as follows (in thousands):

2012	$45,755
2013	39,051
2014	34,159
2015	28,900
2016	21,253
Subsequent to 2016	36,231
$205,349

(b)	Litigation

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

The Company uses the two-class method to compute basic and diluted earnings per common share.  In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2011	2010	2009
NUMERATOR:
Net (loss) earnings before allocation of earnings to participating securities	$(17,062)	$104	$(12,473)
Less: Earnings allocated to participating securities	-	7	-
Net (loss) earnings after allocation of earnings to participating securities	$(17,062)	$97	$(12,473)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	17,371,315	18,601,465	18,874,352
Dilutive effect of share-based awards:	-	51,547	-
Weighted average number of common shares outstanding - dilutive	17,371,315	18,653,012	18,874,352
Basic (loss) earnings per common share attributable to Build-A-Bear Workshop, Inc, stockholders:	$(0.98)	$0.01	$(0.66)
Diluted (loss) earnings per common share attributable to Build-A-Bear Workshop, Inc, stockholders	$(0.98)	$0.01	$(0.66)

In calculating diluted earnings per share for fiscal 2011, 2010 and 2009, options to purchase 1,210,816, 627,456 and 805,347, respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect under provisions of ASC 260-10.

Due to the net loss in fiscal 2011 and fiscal 2009, the denominator for diluted earnings per common share is the same as the denominator for basic earnings per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

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

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 3, 2009	354,772	$15.98
Granted	480,967	5.04
Forfeited	30,392	14.25
Outstanding, January 2, 2010	805,347	9.51
Granted	391,228	6.63
Exercised	28,484	0.87
Forfeited	42,868	9.32
Outstanding, January 1, 2011	1,125,223	8.73
Granted	305,727	6.22
Exercised	55,501	5.13
Forfeited	164,633	7.04
Outstanding, December 31, 2011	1,210,816	$8.49	7.1	$2,480

Options Exercisable As Of:
December 31, 2011	480,814	$12.18	5.1	$729

The expense recorded related to options granted during fiscal 2011 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2011 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 1.2% to 2.5%; and (d) an expected life of 6.25 years.  The grant date fair value of options granted in 2011 was approximately $1.2 million.

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

The total intrinsic value of options exercised in fiscal 2011 and fiscal 2010 was approximately $0.1 and $0.2 million.  No options were exercised in 2009.  The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 1,104,894 and 1,877,010 at the end of 2011 and 2010, respectively.

(b)	Restricted Stock

The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 3, 2009	713,756	$13.82
Granted	1,144,343	4.72
Vested	294,545	12.47
Forfeited	113,246	9.72
Outstanding, January 2, 2010	1,450,308	7.23
Granted	486,302	6.56
Vested	376,142	10.05
Forfeited	92,095	6.73
Outstanding, January 1, 2011	1,468,373	6.32
Granted	532,791	6.46
Vested	394,766	8.52
Forfeited	168,267	5.68
Outstanding, December 31, 2011	1,438,131	$5.85

The vesting date fair value of shares that vested in 2011, 2010 and 2009 was $2.5 million, $2.6 million and $1.6 million, respectively.

During 2011, 455,640 shares of non-vested restricted stock were granted to employees of the Company.  The shares vest over a period of four years from the grant date at a grant date fair values ranging from $5.31 to $7.94.  Various members of the Company’s board of directors were granted an additional 77,151 shares in the aggregate of non-vested restricted stock as compensation for services.  The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

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

The aggregate unearned compensation expense related to options and restricted stock was $6.5 million as of December 31, 2011.  Based on the vesting provisions of the underlying equity instruments, future compensation expense related to previously issued options and restricted stock at December 31, 2011 will be as follows (in thousands):

2012	$1,507
2013	2,485
2014	1,700
2015	787
$6,479

The outstanding non-vested restricted stock is included in the number of outstanding shares on the face of the consolidated balance sheets, but is treated as outstanding stock options for accounting purposes.  The shares of non-vested restricted stock, accounted for as options, are included in the calculation of diluted earnings per share using the two-class, with the proceeds equal to the sum of unrecognized compensation cost.

(14)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2009, 2010 and 2011:

Common
Stock

Shares as of January 3, 2009	19,478,750
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	968,593
Shares as of January 2, 2010	20,447,343
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	318,045
Repurchase of shares	(1,133,765)
Shares as of January 1, 2011	19,631,623
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	302,007
Repurchase of shares	(2,528,360)
Shares as of December 31, 2011	17,405,270

(15)	Employee Benefit Plans

401(k) Savings Plan

During 2000, the Company established a defined contribution plan that conforms to IRS provisions for 401(k) plans.  The Build-A-Bear Workshop, Inc. Employees Savings Trust covers associates who work 1,000 hours or more in a year and have attained age 21.  The Company, at the discretion of its board of directors, can provide for a Company match on the first 6% of employee deferrals.  For 2011, the Company provided a match of 30% on the first 6% of employee deferrals totaling $0.3 million.  For 2010, the Company provided a match of 25% on the first 6% of employee deferrals totaling $0.3 million.  In 2009, the Company provided a match of 15% on the first 6% of employee deferrals totaling $0.2 million.  The Company match vests over the first five years of employment.

(16)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party.  The total payments to this related party for fixtures and furniture amounted to $0.5 million, $0.6 million and $0.1 million, in 2011, 2010 and 2009, respectively.  The total amount due to this related party as of December 31, 2011 and January 1, 2011 was $-0- and $0.1 million, respectively.

The Company made charitable contributions of $2.4 million, $2.8 million and $0.9 million in 2011, 2010 and 2009, respectively, to charitable foundations controlled by certain executive officers of the Company.  Substantially all of the contributions are collected from guests at the point of sale via pin pad prompts or as a portion of the proceeds of specifically identified products.  The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns.  The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company.  The total due to the charitable foundations as of December 31, 2011 and January 1, 2011 was $0.5 million and $0.6 million, respectively.

(17)	Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC, which is accounted for under the equity method.  Ridemakerz has developed a wholesale toy product line and selectively operates interactive retail stores, primarily in tourist locations that allow children and families to build and customize their own personalized cars.  From 2006 through 2008, the Company invested $5.5 million in cash and entered into a series of agreements whereby the Company agreed to perform advisory and operational support services for Ridemakerz in exchange for additional equity.  The Company received a total of $3.6 million in equity in exchange for support services provided in fiscal 2007 through 2009.  As of December 31, 2011, the Company retained an ownership interest of approximately 15%.  Under the current agreements, as of the balance sheet date, the Company could own up to approximately 24% of fully diluted equity in Ridemakerz.

In 2006, the Company also purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit.  The call option was immediately exercisable and expires April 30, 2012.  Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  The put option was exercised on all 1.25 million shares on February 13, 2012.  After the exercise, the Company’s ownership interest was approximately 18%.  Under the current agreements, as of the exercise date, the Company could own up to approximately 24% of fully diluted equity in Ridemakerz.

In fiscal 2009, the Company recorded non-cash pre-tax loss allocations of $7.5 million.  In the 2009 fourth quarter, the Company determined that its investment in Ridemakerz had experienced an other than temporary decline in its fair value due to continued significant losses and uncertainty as to the ultimate results of their restructuring.  Accordingly, an additional non-cash charge of $1.0 million was recorded.  Additionally, the Company wrote-off $1.1 million in receivables from Ridemakerz.  The combination of these charges reduced the book value of the Company’s investment to zero.  All of these charges are included in “Losses from investment in affiliate” in the Consolidated Statements of Operations and are part of the Retail segment.  No income or loss allocations, impairments or other charges related to Ridemakerz were recorded in fiscal 2011 or 2010

As of December 31, 2011 and January 1, 2011, outstanding receivables from Ridemakerz were $-0-.

(18)	Major Vendors

Three vendors, each of whose primary manufacturing facilities are located in China, accounted for approximately 81%, 73% and 80% of inventory purchases in 2011, 2010 and 2009, respectively.

(19)	Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising, and commercial.  The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, France and other retail delivery operations, including the Company’s web store, temporary stores and non-traditional store locations such as baseball ballparks.  The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, Australia, Africa, the Middle East, Mexico and South America.  The commercial segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use.  The operating segments have discrete sources of revenue, different capital structures and different cost structures.  These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities.  Accordingly, the Company has determined that each of its operating segments represent one reportable segment.  The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.  Following is a summary of the financial information for the Company’s reporting segments (in thousands):

			International
	Retail	Commercial	Franchising	Total
Fiscal 2011
Net sales to external customers	$387,041	$3,943	$3,391	$394,375
Net income (loss) before income taxes	(6,553)	1,940	1,961	(2,652)
Capital expenditures	12,137	-	111	12,248
Depreciation and amortization	24,183	-	49	24,232
Fiscal 2010
Net sales to external customers	$387,163	$11,246	$3,043	$401,452
Net income (loss) before income taxes	(6,858)	2,827	1,559	(2,472)
Capital expenditures	14,490	-	159	14,649
Depreciation and amortization	26,482	-	494	26,976
Fiscal 2009
Net sales to external customers	$388,552	$4,001	$3,353	$395,906
Net income (loss) before income taxes	(27,726)	1,973	1,913	(23,840)
Capital expenditures	7,879	-	269	8,148
Depreciation and amortization	28,045	-	442	28,487

Total Assets as of:
December 31, 2011	$229,190	$9,877	$2,504	$241,571
January 1, 2011	$263,193	$9,647	$2,954	$275,794

The Company’s reportable segments are primarily determined by the types of products and services that they offer.  Each reportable segment may operate in many geographic areas.  Revenues are recognized in the geographic areas based on the location of the customer or franchisee.  The following schedule is a summary of the Company’s sales to external customers and long-lived assets by geographic area (in thousands):

	North
	America (1)	Europe (2)	Other (3)	Total
Fiscal 2011
Net sales to external customers	$316,853	$75,469	$2,053	$394,375
Property and equipment, net	65,902	11,543	-	77,445
Fiscal 2010
Net sales to external customers	$328,524	$70,864	$2,064	$401,452
Property and equipment, net	76,729	11,300	-	88,029
Fiscal 2009
Net sales to external customers	$320,033	$74,255	$1,618	$395,906
Property and equipment, net	87,860	13,184	-	101,044

For purposes of this table only:
(1)	North America includes the United States, Canada, Puerto Rico and Mexico
(2)	Europe includes the United Kingdom, Ireland, franchise businesses in Europe and, prior to 2011, Company-owned stores in France
(3)	Other includes franchise businesses outside of North America and Europe

(20)	Subsequent Event

On February 23, 2012, the Company announced the extension of its previously announced $50 million share repurchase program until March 31, 2013, subject to further extension by the Company’s Board of Directors.  The Company currently intends to purchase up to $50 million of its common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program will be subsequently retired.  As of March 12, 2011, there was $8.7 million of availability remaining under the program.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Balance as of January 1, 2011	$561
Charged to cost and expenses	15,565
Charged to other accounts	-
Deductions	-
Balance as of December 31, 2011	$16,126

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description

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

10.1.1*
Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1.2*
Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.1.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2*
Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.2.1*
Form of Manager-Level Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2.2*
Form of Nonqualified Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2002 Stock Option Plan (incorporated by reference from Exhibit 10.2.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3*
Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.1*
Form of Incentive Stock Option Agreement under the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.3.2*
Model Incentive Stock Option Agreement Under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.3 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.3*
Form of Employee Nonqualified Stock Option Under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.4 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.4*
Form of the Restricted Stock Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.5 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.3.5*	Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on August 1, 2006)

10.3.6*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 20, 2009)

10.3.7*
Form of the Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on May 8, 2008)

10.3.8*
Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.3.9*
Form of the Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on May 20, 2009)

10.3.10*
Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 28, 2011)

10.4*
Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.4.2*
Second Amendment dated March 22, 2011 to Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 28, 2011)

10.5*
Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.6*
Employment, Confidentiality and Noncompete Agreement dated as of January 10, 2007 between Dave Finnegan and the Registrant (incorporated by reference from Exhibit 10.6 to our Annual Report on Form 10-K for the year ended January 2, 2010)

10.7*
Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.7.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.8*
Employment, Confidentiality and Noncompete Agreement dated July 1, 2008 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2008)

10.9*
Employment, Confidentiality and Noncompete Agreement dated March 16, 2009 between John Haugh and the Registrant (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.10*
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11
Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11.1
Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.11.2
Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.11.3
Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.11.4
Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.11.5
Ninth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 30, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012)

10.12
Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.13
Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.14
Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.14.1
Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 29, 2009)

10.15
Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Logistics, Inc., as amended (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.15.1
Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2005)

10.15.2†
Second Amendment dated June 16, 2005 to the Public Warehouse Agreement dated April 5, 2002 between the Registrant and JS Warehousing, Inc. (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.16
Agreement for Logistics Services dated as of February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.26 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.16.1
Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated March 22, 2005 (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.16.2
Letter Agreement extending Agreement for Logistics Services between HA Logistics, Inc. and the Registrant dated May 3, 2005 (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005)

10.16.3†
Letter Agreement dated June 7, 2005 amending the Agreement for Logistics Services dated February 24, 2002 by and among the Registrant and HA Logistics, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005)

10.16.4†
Agreement For Logistics Services dated as of June 30, 2008 between the Registrant and HA Logistics. Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 3, 2008)

10.17†
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

10.19.1	Third Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007

10.19.2	Fourth Amendment to Lease between First Industrial, L.P and Registrant, dated as of December 29, 2011

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

10.30
Settlement Agreement between Build-A-Bear Workshop, Inc. and the United States Consumer Products Safety Commission, finally accepted effective January 4, 2012 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed January 4, 2012)

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

16.1	Letter dated July 15, 2011 from KMPG LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Current Report on Form 8-K, filed on July 15, 2011)

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 30, 2006, filed March 15, 2007)

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Bear)

99.1	Financial Statements of Ridemakerz, LLC

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 15, 2012	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maxine Clark and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended December 31, 2011 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala	Non-Executive Chairman	March 15, 2012
Mary Lou Fiala

/s/ James M. Gould	Director	March 15, 2012
James M. Gould

/s/ Virginia Kent	Director	March 15, 2012
Virginia Kent

/s/ Braden Leonard	Director	March 15, 2012
Braden Leonard

/s/ Louis M. Mucci	Director	March 15, 2012
Louis M. Mucci

/s/ Coleman Peterson	Director	March 15, 2012
Coleman Peterson

/s/ William Reisler	Director	March 15, 2012
William Reisler

/s/ Maxine Clark	Director and Chief Executive Bear	March 15, 2012
Maxine Clark	(Principal Executive Officer)

/s/ Tina Klocke	Chief Operations and Financial Bear, Treasurer	March 15, 2012
Tina Klocke	and Secretary (Principal Financial and Accounting Officer)