Form 10-Q
period 2012-03-31
BUILD A BEAR WORKSHOP INC
filed 2012-05-10
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
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

As of May 8, 2012, there were 17,393,600 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011	April 2, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,501	$46,367	$45,124
Inventories	45,584	51,860	39,492
Receivables	4,170	7,878	3,503
Prepaid expenses and other current assets	15,926	17,854	19,128
Deferred tax assets	480	419	7,539
Total current assets	99,661	124,378	114,786

Property and equipment, net of accumulated depreciation of $179,357, $175,018 and $168,978, respectively	74,771	77,445	83,461
Goodwill	33,423	32,306	33,561
Other intangible assets, net	728	655	1,264
Other assets, net	6,929	6,787	14,462
Total Assets	$215,512	$241,571	$247,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,741	$41,032	$25,103
Accrued expenses	7,296	12,128	6,363
Gift cards and customer deposits	25,221	28,323	24,291
Deferred revenue	5,431	5,285	6,761
Total current liabilities	60,689	86,768	62,518

Deferred franchise revenue	1,368	1,436	1,639
Deferred rent	22,728	23,867	27,387
Other liabilities	257	257	344

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at March 31, 2012, December 31, 2011 and April 2, 2011	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,394,761, 17,405,270 and 19,600,470 shares, respectively	174	174	196
Additional paid-in capital	65,168	65,402	74,409
Accumulated other comprehensive loss	(7,689)	(10,165)	(7,602)
Retained earnings	72,817	73,832	88,643
Total stockholders' equity	130,470	129,243	155,646
Total Liabilities and Stockholders' Equity	$215,512	$241,571	$247,534

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	March 31, 2012	April 2, 2011

Revenues:
Net retail sales	$95,200	$94,159
Commercial revenue	376	1,106
Franchise fees	797	726
Total revenues	96,373	95,991

Costs and expenses:
Cost of merchandise sold	57,466	58,225
Selling, general and administrative	40,126	41,312
Interest expense (income), net	(86)	103
Total costs and expenses	97,506	99,640

Loss before income taxes	(1,133)	(3,649)
Income tax benefit	(116)	(1,398)
Net loss	$(1,017)	$(2,251)

Loss per common share:
Basic	$(0.06)	$(0.12)
Diluted	$(0.06)	$(0.12)

Shares used in computing common per share amounts:
Basic	16,038,880	18,090,245
Diluted	16,038,880	18,090,245

Comprehensive income	$1,459	$106

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen weeks ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net loss	$(1,017)	$(2,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,362	6,524
Deferred taxes	(83)	392
Loss from investment in affiliate	475	-
Loss on disposal of property and equipment	78	119
Stock-based compensation	1,121	1,255
Trade credit utilization	88	-
Change in assets and liabilities:
Inventories	6,502	7,220
Receivables	3,732	4,465
Prepaid expenses and other assets	1,926	(873)
Accounts payable and accrued expenses	(23,257)	(20,433)
Lease related liabilities	(1,221)	(1,330)
Gift cards and customer deposits	(3,167)	(4,726)
Deferred revenue	79	82
Net cash used in operating activities	(9,382)	(9,556)
Cash flows from investing activities:
Purchases of property and equipment, net	(3,518)	(2,229)
Purchases of other assets and other intangible assets	(261)	(93)
Investment in unconsolidated affiliate	(475)	-
Net cash used in investing activities	(4,254)	(2,322)
Cash flows from financing activities:
Purchases of Company's common stock	-	(2,464)
Exercise of employee stock options	-	3
Net cash used in financing activities	-	(2,461)
Effect of exchange rates on cash	770	708
Net decrease in cash and cash equivalents	(12,866)	(13,631)
Cash and cash equivalents, beginning of period	46,367	58,755
Cash and cash equivalents, end of period	$33,501	$45,124

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of December 31, 2011 was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2011, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2012.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

On January 1, 2012, the Company adopted new accounting guidance with regard to the presentation and disclosure of comprehensive income, according to the provisions of Accounting Standards Update 2011-5 and 2011-12.  The adoption of this guidance impacted disclosure and presentation of comprehensive income only.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011	April 2, 2011
Prepaid rent	$8,014	$7,745	$7,914
Prepaid income taxes	282	1,970	2,908
Short-term investments	2,697	2,619	2,834
Other	4,933	5,520	5,472
	$15,926	$17,854	$19,128

3. Goodwill

Goodwill is accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Section 350-20 and is reported as a component of the Company’s retail segment.  The following table summarizes the changes in goodwill for the thirteen weeks ended March 31, 2012 (in thousands):

Balance as of December 31, 2011	$32,306
Effect of foreign currency translation	1,117
Balance as of March 31, 2012	$33,423

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  Goodwill will be tested for impairment no later than December 29, 2012.

4. Stock-based Compensation

The following table is a summary of the balances and activity for the Plans related to restricted stock and stock options for the thirteen weeks ended March 31, 2012:

	Restricted Stock	Options
Outstanding, December 31, 2011	1,438,131	1,210,816
Granted	253,608	228
Vested	(733,810)	—
Exercised	—	—
Forfeited	(15,582)	(7,440)
Canceled or expired	—	—
Outstanding, March 31, 2012	942,347	1,203,604

For the thirteen weeks ended March 31, 2012 and April 2, 2011, selling, general and administrative expenses include $1.1 million and $1.3 million of stock-based compensation expense, respectively.  As of March 31, 2012, there was $ 8.1 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.9 years.

The total fair value of shares vested during the thirteen weeks ended March 31, 2012 and April 2, 2011 was $4.0 million and $1.9 million, respectively.

5. Earnings per Share

The Company uses the two-class method to compute basic and diluted earnings per common share.  In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in losses of the Company.  The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Thirteen weeks ended
	March 31, 2012	April 2, 2011

NUMERATOR:
Net loss before allocation of earnings to participating securities	$(1,017)	$(2,251)
Less: Earnings allocated to participating securities	-	-
Net loss after allocation of earnings to participating securities	$(1,017)	$(2,251)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,038,880	18,090,245
Dilutive effect of share-based awards:	-	-
Weighted average number of common shares outstanding - dilutive	16,038,880	18,090,245
Basic loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.06)	$(0.12)
Diluted loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.06)	$(0.12)

Due to the net loss for the thirteen week periods ended March 31, 2012 and April 2, 2011, the denominator for diluted earnings per common share is the same as the denominator for basic earnings per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

6. Comprehensive Income or Loss

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.

7. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, commercial and international franchising.  The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland and other retail delivery operations, including the Company’s web store, pop-up stores and non-traditional store locations such as baseball ballparks.  The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities.  The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of the United Kingdom and Ireland, Asia, Australia, the Middle East, Africa, Mexico and South America.  The operating segments have discrete sources of revenue, different capital structures and different cost structures.  These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities.  Accordingly, the Company has determined that each of its operating segments represent one reportable segment.  The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	Commercial	International Franchising	Total
Thirteen weeks ended March 31, 2012
Net sales to external customers	$95,200	$376	$797	$96,373
Income (loss) before income taxes	(1,465)	(79)	411	(1,133)
Capital expenditures, net	3,764	-	15	3,779
Depreciation and amortization	5,319	-	43	5,362
Thirteen weeks ended April 2, 2011
Net sales to external customers	$94,159	$1,106	$726	$95,991
Income (loss) before income taxes	(4,384)	410	325	(3,649)
Capital expenditures, net	2,288	-	34	2,322
Depreciation and amortization	6,468	-	56	6,524

Total Assets as of:
March 31, 2012	$203,491	$9,522	$2,499	$215,512
April 2, 2011	$234,636	$10,153	$2,745	$247,534

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended March 31, 2012
Net sales to external customers	$80,200	$15,710	$463	$96,373
Property and equipment, net	63,364	11,407	-	74,771
Thirteen weeks ended April 2, 2011
Net sales to external customers	$79,274	$16,247	$470	$95,991
Property and equipment, net	72,241	11,220	-	83,461

For purposes of this table only:
(1)  North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)  Europe includes the United Kingdom, Ireland and franchise businesses in Europe
(3)  Other includes franchise businesses outside of the North America and Europe

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, and the following: general global economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending; customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores; we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion; our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth; we may be unable to effectively operate or manage the overall portfolio of our company-owned stores; we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases; the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation; our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers; we are susceptible to disruption in our inventory flow due to our reliance on a few vendors; high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability; we may not be able to operate our company-owned stores in the United Kingdom and Ireland profitably; we may be unable to effectively manage our international franchises or laws relating to those franchises may change; we may improperly obtain or be unable to adequately protect customer information in violation of privacy or security laws or customer expectations; we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise; we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations; we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team; we may be unable to operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly; our market share could be adversely affected by a significant, or increased, number of competitors; we may fail to renew, register or otherwise protect our trademarks or other intellectual property; poor global economic conditions could have a material adverse effect on our liquidity and capital resources; we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights; fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; and we may be unable to repurchase shares of our common stock at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate.  These risks, uncertainties and other factors may adversely affect our business, growth, financial condition or profitability, or subject us to potential liability, and cause our actual results, performance or achievements to be materially different from those expressed or implied by our forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of March 31, 2012, we operated 290 stores in the United States, Canada, and Puerto Rico, 58 stores in the United Kingdom and Ireland, and had 82 franchised stores operating internationally under the Build-A-Bear Workshop brand.  We also market our products and build our brand through our website, which simulates our interactive shopping experience, as well as five temporary pop-up locations and non-traditional store locations in three Major League Baseball® parks, one zoo, one science center, an airport and a hospital.  Pop-up and seasonal locations, such as ballparks and zoos, are excluded from our store count.

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

Selected financial data attributable to each segment for the thirteen weeks ended March 31, 2012 and April 2, 2011 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011

North America	3.6%	(9.3)%
Europe	(10.1)%	(4.1)%
Consolidated	1.2%	(8.5)%

We believe the improvement in comparable store sales for the period presented is primarily attributable to the following factors:

•	In North America, we believe that the 2012 first quarter benefited from higher traffic due to an earlier Easter and the corresponding shift in school breaks;

•
We also increased both average transaction value and the number of transactions through higher redemption rates of our holiday gift cards and through a promotion with McDonald’s Happy Meals® in North America that drove awareness of our brand and brought traffic to our stores; and

•
In the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales.

The Company is working to build on this positive trend in comparable store sales with the following key initiatives:

•
We are aggressively working to increase store traffic and the destination appeal of our stores by enhancing our experience with a new store design and we are working to increase productivity and profitability of our existing stores through strategic closures, primarily in multi-store markets where we expect to transfer a portion of the closed stores sales to remaining stores in the market, and relocation of select other stores with a reduction in square footage thereby increasing their performance;

•
We intend to increase shopping frequency by increasing new guest traffic to our stores by rebalancing our marketing message to include both product and brand, and by refreshing our loyalty program to increase retention; and

•	We are reinforcing Build-A-Bear Workshop as the destination for gifts, including the gift of experience with our gift cards.

Expansion and Growth Potential

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in the United States, Canada, the United Kingdom and Ireland for the periods presented:

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Beginning of period	346	344
Opened	2	-
Closed	-	(2)
End of period	348	342

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

Non-Traditional Store Locations

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks.  We expect to expand our future presence at select seasonal, event-based locations contingent on their availability and the financial terms associated with the venue.  As of March 31, 2012, we had a total of three ballpark locations, one store each in a zoo, a science center, an airport and a hospital.  Seasonal locations, such as ballparks and zoos are excluded from our store count.  In 2010, we opened our first pop-up stores.  Pop-up stores are temporary locations that generally have lease terms of six to eighteen months and are excluded from our store count.  These locations are intended to capitalize on short-term opportunities in specific locations.  As of March 31, 2012, five pop-up stores were open.

International Franchise Revenue

Our first franchised location opened in November 2003.  The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Beginning of period	79	63
Opened	4	2
Closed	(1)	(2)
End of period	82	63

As of March 31, 2012, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering an aggregate of 16 countries.  In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We expect our current and future franchisees to open ten to twelve stores in fiscal 2012, net of closures.  We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operation data expressed as a percentage of total revenues, except where otherwise indicated.  Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Thirteen weeks ended
	March 31, 2012	April 2, 2011
Revenues:
Net retail sales	98.8%	98.1%
Commercial revenue	0.4	1.2
Franchise fees	0.8	0.8
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	60.1	61.1
Selling, general and administrative	41.6	43.0
Interest expense (income), net	(0.1)	0.1
Total costs and expenses	101.2	103.8

Loss before income taxes	(1.2)	(3.8)
Income tax benefit	(0.1)	(1.5)
Net loss	(1.1)	(2.3)

Retail gross margin % (2)	39.9%	38.8%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $38.0 million and $36.6 million for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended March 31, 2012 compared to thirteen weeks ended April 2, 2011

Total revenues. Total revenues were $96.4 million for the thirteen weeks ended March 31, 2012 as compared to $96.0 million for the thirteen weeks ended April 2, 2011, an increase of $0.4 million, or 0.4%.  Net retail sales were $95.2 million for the thirteen weeks ended March 31, 2012 as compared to $94.2 million for the thirteen weeks ended April 2, 2011, an increase of $1.0 million, or 1.1%.  The increase in net retail sales was primarily attributable to $1.3 million from new stores, a $1.1 million increase in comparable store sales and $0.3 million in e-commerce sales.  These increases were partially offset by a $1.1 million decrease in sales from pop-up and other non-store locations and $0.4 million negative impact of foreign currency translation.

We believe the improvement in comparable store sales for the period presented is primarily attributable to the following factors:

•	In North America, we believe that the 2012 first quarter benefited from higher traffic due to an earlier Easter and the corresponding shift in school breaks;

•
We also increased both average transaction value and the number of transactions through higher redemption rates of our holiday gift cards and through a promotion with McDonald’s Happy Meals® in North America that drove awareness of our brand and brought traffic to our stores; and

•
In the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales.

Commercial revenue decreased to $0.4 million for the thirteen weeks ended March 31, 2012 from $1.1 million for the thirteen weeks ended April 2, 2011, a decrease of $0.7 million.  This decrease was primarily related to an overall decrease in licensing activity.  Revenue from international franchise fees was $0.8 million and $0.7 million for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

Gross margin. Total gross margin was $38.1 million for the thirteen weeks ended March 31, 2012 as compared to $37.0 million for the thirteen weeks ended April 2, 2011, an increase of $1.1 million, or 2.9%.  Retail gross margin increased to $38.0 million for the thirteen weeks ended March 31, 2012 from $36.6 million for the thirteen weeks ended April 2, 2011, an increase of $1.4 million, or 3.9%.  As a percentage of net retail sales, retail gross margin was 39.9% for the thirteen weeks ended March 31, 2012 as compared to 38.8% for the thirteen weeks ended March 31, 2012, an increase of 110 basis points as a percentage of net retail sales (bps).  Our retail gross margin improvement was primarily driven by the benefit of our cost savings initiatives which resulted in 110 bps of improvement in packaging, warehousing and distribution.  These savings, combined with leverage of fixed occupancy costs, more than offset the 70 bps increase in product costs during the quarter.

Selling, general and administrative. Selling, general and administrative expenses were $40.1 million for the thirteen weeks ended March 31, 2012 as compared to $41.3 million for the thirteen weeks ended April 2, 2011, a decrease of $1.2 million, or 2.9%.  As a percentage of total revenues, selling, general and administrative expenses were 41.6% for the thirteen weeks ended March 31, 2012 as compared to 43.0% for the thirteen weeks ended April 2, 2011, a decrease of 140 bps.  The dollar decrease was primarily attributable to savings in store payroll and other store expenses as result of our cost reduction efforts.  The 2011 first quarter included consulting costs of $1.5 million associated with that project.  These decreases were partially offset by increased incentive compensation due to improved performance and non-recurring costs associated with our investment in Ridemakerz.  The decrease as a percent of revenue was primarily due to the decreased costs and improved leverage on increased revenue.

Interest expense (income), net. Interest income, net of interest expense, was $86,000 for the thirteen weeks ended March 31, 2012.  Interest expense, net of interest income, was $103,000 for the thirteen weeks ended April 2, 2011.  The decrease in interest expense was primarily attributable to interest incurred in the first quarter of 2011 related to a sales and use tax audit.

Provision for income taxes. The income tax benefit was $0.1 million for the thirteen weeks ended March 31, 2012 as compared to $1.4 million for the thirteen weeks ended April 2, 2011.  The effective tax rate was 10.2% for the thirteen weeks ended March 31, 2012 compared to 38.3% for the thirteen weeks ended April 2, 2011.  The decrease in the effective tax rate was primarily attributable to the fluctuation in the valuation allowance recorded in the quarter on the US deferred tax assets.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, relocation of existing stores, information systems and working capital.  Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.  We have access to additional cash through our revolving line of credit that has been in place since 2000.

Operating Activities. Cash used in operating activities was $9.4 million for the thirteen weeks ended March 31, 2012 as compared with cash used in operating activities of $9.6 million for the thirteen weeks ended April 2, 2011, a decrease of $0.2 million.  This decrease of cash used in operating activities over the year ago period was primarily due to the timing of payments for inventory, advertising purchases and cash paid for sales tax, as well as the impact of a net loss of $1.0 million in the thirteen weeks ended March 31, 2012 as compared to $2.3 million in the thirteen weeks ended April 2, 2011.

Investing Activities. Cash used in investing activities was $4.3 million for the thirteen weeks ended March 31, 2012 as compared to $2.3 million for the thirteen weeks ended April 2, 2011.  Cash used in investing activities during the thirteen weeks ended March 31, 2012 primarily relates to store construction and maintenance and upgrades and purchases of central office information technology systems and equipment.  Cash used in investing activities during the thirteen weeks ended April 2, 2011 primarily relates to upgrades and purchases of central office information technology systems and equipment.

Financing Activities. There were no cash flows from financing activities in the thirteen weeks ended March 31, 2012.  Cash flows used in financing activities of $2.5 million for the thirteen weeks ended April 2, 2011 consisted of cash spent for the repurchase of the Company’s common stock.  No borrowings were made under our line of credit in either the thirteen weeks ended March 31, 2012 or April 2, 2011.

Capital Resources. As of March 31, 2012, we had a consolidated cash balance of $33.5 million over 50% of which was domiciled outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank, National Association and was amended effective December 31, 2011.  The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million.  The seasonal overline is in effect from July 1 to December 31 each year.  Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries.  The credit agreement expires on December 31, 2013 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments.  It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.  As of March 31, 2012: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $38.9 million available for borrowing under the line of credit.

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

In fiscal 2012, we expect to spend a total of $20 to $25 million on capital expenditures.  Capital spending through the thirteen weeks ended March 31, 2012 totaled $3.8 million, on track with our full year plans.  Capital spending in fiscal 2012 is primarily for the continued installation and upgrades of central office information technology systems, the opening of four to six new stores and the relocation or remodeling of 15 to 20 stores, including six stores in our new design.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2013.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On February 23, 2012, we announced that our share repurchase program had been extended to March 31, 2013.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program will be subsequently retired.  As of May 8, 2012, approximately 5.5 million shares at an average price of $7.47 per share have been repurchased under this program for an aggregate amount of $41.3 million, leaving $8.7 million of availability under the program.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method.  In 2006, we granted a put option to a group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  As previously disclosed in our annual report on Form 10-K as filed with the SEC on March 15, 2012, the put option on all 1.25 million shares was exercised on February 13, 2012.  As of March 31, 2012, the book value of our investment in Ridemakerz had been reduced to zero.  We still retain an ownership interest of approximately 17%.  Under the current agreements, we may, at our option, own up to approximately 24% of fully diluted equity in Ridemakerz.  We have no material remaining obligations under the current agreements related to our interest in Ridemakerz.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2012, which includes audited consolidated financial statements for our 2011, 2010 and 2009 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2011 Form 10-K, except as follows:

In February 2012, we refreshed our Stuff Fur Stuff program. Changes included earlier point expiration and more frequent awards in North America. We also introduced reward certificates in the United Kingdom.  These changes added additional elements to the estimate, but the calculation will continue to use similar inputs and historical data to those described in the Form 10-K.  While these changes did not have a material net impact to the reserve in the current period, any one of the new or changed elements could have a material effect in future periods.  We will continue to evaluate point accumulation and redemption patterns as trends develop over time.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways.  First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates.  Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%.  We had no borrowings outstanding during the fiscal 2012 first quarter.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities.  These investments are considered to be cash equivalents and are shown that way on our balance sheet.  If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives and based on the aforementioned evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012, the end of the period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2012 – Jan. 28, 2012	186	$8.01	—	$8,711,999
Jan. 29, 2012 – Feb. 25, 2012	221	$8.58	—	$8,711,999
Feb. 26, 2012 – Mar. 31, 2012	248,128	$5.42	—	$8,711,999
Total	248,535	$5.42	—

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

Date: May 10, 2012

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear (on behalf of the registrant and as principal executive officer)

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary (on behalf of the registrant and as principal financial officer)