Form 10-Q
period 2012-06-30
BUILD A BEAR WORKSHOP INC
filed 2012-08-09
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, there were 17,382,913 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)

	June 30, 2012	December 31, 2011	July 2, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,450	$46,367	$34,742
Inventories	47,029	51,860	46,156
Receivables	4,935	7,878	4,606
Prepaid expenses and other current assets	13,604	17,854	22,580
Deferred tax assets	469	419	7,585
Total current assets	92,487	124,378	115,669

Property and equipment, net of accumulated depreciation of $181,892, $175,018 and $173,418, respectively	73,518	77,445	81,225
Goodwill	32,643	32,306	33,542
Other intangible assets, net	595	655	1,043
Other assets, net	6,704	6,787	15,070
Total Assets	$205,947	$241,571	$246,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,253	$41,032	$33,280
Accrued expenses	7,227	12,128	6,818
Gift cards and customer deposits	22,848	28,323	23,487
Deferred revenue	5,568	5,285	6,852
Total current liabilities	59,896	86,768	70,437

Deferred franchise revenue	1,301	1,436	1,571
Deferred rent	22,075	23,867	26,606
Other liabilities	257	257	375

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at June 30, 2012, December 31, 2011 and July 2, 2011	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,386,393, 17,405,270 and 19,198,941 shares, respectively	174	174	192
Additional paid-in capital	66,060	65,402	72,979
Accumulated other comprehensive loss	(9,082)	(10,165)	(7,580)
Retained earnings	65,266	73,832	81,969
Total stockholders' equity	122,418	129,243	147,560
Total Liabilities and Stockholders' Equity	$205,947	$241,571	$246,549

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Revenues:
Net retail sales	$78,989	$80,391	$174,189	$174,550
Commercial revenue	705	736	1,081	1,841
Franchise fees	716	714	1,513	1,440
Total revenues	80,410	81,841	176,783	177,831

Costs and expenses:
Cost of merchandise sold	51,704	51,926	109,170	110,151
Selling, general and administrative	37,075	40,685	77,201	81,996
Interest expense (income), net	(63)	(105)	(149)	(1)
Total costs and expenses	88,716	92,506	186,222	192,146

Loss before income taxes	(8,306)	(10,665)	(9,439)	(14,315)
Income tax benefit	(755)	(3,990)	(871)	(5,388)
Net loss	$(7,551)	$(6,675)	$(8,568)	$(8,927)

Loss per common share:
Basic	$(0.46)	$(0.37)	$(0.53)	$(0.50)
Diluted	$(0.46)	$(0.37)	$(0.53)	$(0.50)

Shares used in computing common per share amounts:
Basic	16,458,889	17,839,349	16,248,884	17,964,763
Diluted	16,458,889	17,839,349	16,248,884	17,964,763

Comprehensive income	$(8,944)	$(6,653)	$(7,485)	$(6,547)

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-six weeks ended
	June 30, 2012	July 2, 2011

Cash flows from operating activities:
Net loss	$(8,568)	$(8,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,636	12,730
Stock-based compensation	2,013	2,389
Deferred taxes	(740)	294
Loss from investment in affiliate	475	-
Excess tax benefit from share-based payments	-	(297)
Impairment of store assets	191	-
Trade credit utilization	198	151
Loss on disposal of property and equipment	352	310
Change in assets and liabilities:
Inventories	4,889	540
Receivables	2,959	3,350
Prepaid expenses and other assets	1,479	(4,078)
Accounts payable and accrued expenses	(21,677)	(11,824)
Gift cards and customer deposits	(1,820)	(5,462)
Deferred revenue	149	37
Lease related liabilities	(5,506)	(2,100)
Net cash used in operating activities	(14,970)	(12,887)
Cash flows from investing activities:
Purchases of property and equipment	(8,011)	(5,998)
Purchases of other assets and other intangible assets	(293)	(139)
Purchases of short term investments	-	(3,115)
Proceeds from sale or maturitiy of short term investments	2,647	2,076
Investment in unconsolidated affiliate	(475)	-
Cash used in investing activities	(6,132)	(7,176)
Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	-	56
Excess tax benefit from share-based payments	-	297
Purchases of Company's common stock	-	(5,073)
Cash used in financing activities	-	(4,720)
Effect of exchange rates on cash	1,185	770
Net decrease in cash and cash equivalents	(19,917)	(24,013)
Cash and cash equivalents, beginning of period	46,367	58,755
Cash and cash equivalents, end of period	$26,450	$34,742

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of December 31, 2011 was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  As a toy retailer, the Company’s sales are highest in the fourth quarter, followed by the first quarter.  The timing of holidays and school vacations can impact quarterly results.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2012.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

On January 1, 2012, the Company adopted new accounting guidance with regard to the presentation and disclosure of comprehensive income in accordance with Accounting Standards Update 2011-5 and 2011-12.  The adoption of this guidance impacted only the presentation and disclosure of comprehensive income.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011	July 2, 2011
Prepaid rent	$8,038	$7,745	$8,016
Prepaid income taxes	692	1,970	6,732
Short-term investments	-	2,619	2,901
Other	4,874	5,520	4,931
	$13,604	$17,854	$22,580

3. Goodwill

Goodwill is accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Section 350-20 and is reported as a component of the Company’s retail segment.  The following table summarizes the changes in goodwill for the twenty-six weeks ended June 30, 2012 (in thousands):

Balance as of December 31, 2011	$32,306
Effect of foreign currency translation	337
Balance as of June 30, 2012	$32,643

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

4. Stock-based Compensation

The following table is a summary of the balances and activity for restricted stock and stock options for the twenty-six weeks ended June 30, 2012:

	Restricted Stock	Options
Outstanding, December 31, 2011	1,438,131	1,210,816
Granted	274,088	228
Vested	(744,672)	—
Exercised	—	—
Forfeited	(44,164)	(26,855)
Canceled or expired	—	—
Outstanding, June 30, 2012	923,383	1,184,189

For the thirteen and twenty-six weeks ended June 30, 2012, selling, general and administrative expense includes $ 1.0 million and $2.1 million, respectively, of stock-based compensation expense.  For the thirteen and twenty-six weeks ended July 2, 2011, selling, general and administrative expense includes $1.1 million and $2.4 million, respectively, of stock-based compensation expense.  As of June 30, 2012, there was $6.2 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of shares vested during the twenty-six weeks ended June 30, 2012 and July 2, 2011 was $4.0 million and $2.0 million, respectively.

5. Earnings per Share

The Company uses the two-class method to compute basic and diluted earnings per common share.  In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in losses of the Company.  The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

NUMERATOR:
Net loss before allocation of earnings to participating securities	$(7,551)	$(6,675)	$(8,568)	$(8,927)
Less: Earnings allocated to participating securities	-	-	-	-
Net loss after allocation of earnings to participating securities	$(7,551)	$(6,675)	$(8,568)	$(8,927)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,458,889	17,839,349	16,248,884	17,964,763
Dilutive effect of share-based awards:	-	-	-	-
Weighted average number of common shares outstanding - dilutive	16,458,889	17,839,349	16,248,884	17,964,763
Basic loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.46)	$(0.37)	$(0.53)	$(0.50)
Diluted loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.46)	$(0.37)	$(0.53)	$(0.50)

Due to the net loss for the thirteen and twenty-six week periods ended June 30, 2012 and July 2, 2011, the denominator for diluted earnings per common share is the same as the denominator for basic earnings per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

6. Comprehensive Loss

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	Commercial	International Franchising	Total
Thirteen weeks ended June 30, 2012
Net sales to external customers	$78,989	$705	$716	$80,410
Income (loss) before income taxes	(8,973)	314	353	(8,306)
Capital expenditures, net	4,492	-	33	4,525
Depreciation and amortization	5,228	-	45	5,273
Thirteen weeks ended July 2, 2011
Net sales to external customers	$80,391	$736	$714	$81,841
Income (loss) before income taxes	(11,435)	401	369	(10,665)
Capital expenditures, net	3,786	-	29	3,815
Depreciation and amortization	6,136	-	70	6,206

Twenty-six weeks ended June 30, 2012
Net sales to external customers	$174,189	$1,081	$1,513	$176,783
Income (loss) before income taxes	(10,438)	235	764	(9,439)
Capital expenditures, net	8,257	-	47	8,304
Depreciation and amortization	10,547	-	89	10,636
Twenty-six weeks ended July 2, 2011
Net sales to external customers	$174,550	$1,841	$1,440	$177,831
Income (loss) before income taxes	(15,820)	811	694	(14,315)
Capital expenditures, net	6,074	-	63	6,137
Depreciation and amortization	12,604	-	126	12,730

Total Assets as of:
June 30, 2012	$193,660	$9,609	$2,678	$205,947
July 2, 2011	$234,125	$9,566	$2,858	$246,549

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended June 30, 2012
Net sales to external customers	$65,411	$14,575	$424	$80,410
Property and equipment, net	62,672	10,846	-	73,518
Thirteen weeks ended July 2, 2011
Net sales to external customers	$67,406	$13,976	$459	$81,841
Property and equipment, net	69,879	11,346	-	81,225

Twenty-six weeks ended June 30, 2012
Net sales to external customers	$145,611	$30,285	$887	$176,783
Property and equipment, net	62,672	10,846	-	73,518
Twenty-six weeks ended July 2, 2011
Net sales to external customers	$146,679	$30,224	$929	$177,831
Property and equipment, net	69,879	11,346	-	81,225

For purposes of this table only:
(1)  North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)  Europe includes the United Kingdom, Ireland and franchise businesses in Europe
(3)  Other includes franchise businesses outside of the North America and Europe

8. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings.  The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss.  The Company believes that the ultimate outcome of these matters will not have a material adverse impact on the results of operation, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period.

9. Subsequent Event

On July 26, 2012, the Company announced that it had amended its existing bank line of credit with U.S. Bank, National Association as of June 30, 2012.  The amendment decreased the minimum tangible net worth covenant as of the end of the second and third fiscal quarters of 2012.  Except for this change, the terms and conditions of the line of credit remain unchanged.  The Company does not currently have any outstanding borrowings under the line of credit and is currently in compliance with all of the covenants.  The current agreement expires on December 31, 2013.

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

     Without limiting the foregoing, all statements relating to our future sales and operating results, anticipated store locations and capital expenditures, future cash flows and share repurchases, and sources of funding are forward-looking statements and speak only as of the date of this report.  These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ materially are:

●	general global economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending;
●	customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores;
●	we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion;
●	our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth;
●	we may be unable to effectively operate or manage the overall portfolio of our company-owned stores;
●	we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases;
●	the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation;
●	our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers;
●	we are susceptible to disruption in our inventory flow due to our reliance on a few vendors;
●	high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability;
●	we may not be able to operate our company-owned stores in the United Kingdom and Ireland profitably;
●	we may be unable to effectively manage our international franchises or laws relating to those franchises may change;
●	we may improperly obtain or be unable to adequately protect customer information in violation of privacy or security laws or customer expectations;
●	we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise;
●	we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations;
●	we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unable to operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly;
●	our market share could be adversely affected by a significant, or increased, number of competitors;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property;
●	poor global economic conditions could have a material adverse effect on our liquidity and capital resources;
●	we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; and
●
we may be unable to repurchase shares of our common stock at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate.

     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

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

As of June 30, 2012, we operated 287 stores in the United States, Canada, and Puerto Rico, 58 stores in the United Kingdom and Ireland, and had 84 franchised stores operating internationally under the Build-A-Bear Workshop brand.  In addition to our stores, we market our products and build our brand through our websites, which simulate our interactive shopping experience, as well as non-traditional store locations in three Major League Baseball® parks, one zoo, one science center, an airport and a hospital.  Temporary stores and seasonal locations, such as ballparks and zoos, are excluded from our store count.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable store sales as one of the performance measures for our business.  Comparable store sales percentage changes are based on net retail sales, excluding our webstore and temporary, seasonal and event-based locations.  Stores are considered comparable beginning in their thirteenth full month of operation.  Stores with relocations or remodels that result in a significant change in square footage are excluded from the comparable stores sales calculation until the thirteenth full month of operation after the change.  The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

North America	(1.8)%	8.3%	1.1%	(2.0)%
Europe	(1.3)%	1.3%	(6.0)%	(1.7)%
Consolidated	(1.7)%	7.1%	(0.1)%	(2.0)%

We believe the changes in comparable store sales for the periods presented are primarily attributable to the following factors:

●	In North America, we believe that an earlier Easter and the corresponding shift in school breaks had a negative impact on the 2012 second quarter;

●
For the first twenty-six weeks of fiscal 2012, we increased average transaction value through higher redemption rates of our holiday gift cards and through a promotion in the United States with McDonald’s Happy Meals® in North America that drove awareness of our brand and brought traffic to our stores; and

●
In the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales.

  The Company is working improve comparable store sales with the following key initiatives:

●
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

●
We intend to increase shopping frequency by increasing new guest traffic to our stores by rebalancing our marketing message to include both product and brand, and by refreshing our loyalty program to increase retention; and

●	We are reinforcing Build-A-Bear Workshop as a top destination for gifts, including the gift of experience with our gift cards.

Stores

Company-owned:

As of June 30, 2012, we operated 285 traditional stores and 11 non-traditional stores (such as ballparks, zoo, airport, hospital and temporary stores) in United States, Canada and Puerto Rico (collectively, North America) and 58 traditional stores in the United Kingdom and Ireland (collectively, Europe).  The table below sets forth the number of Build-A-Bear Workshop company-owned stores for the periods presented:

	2012
	Twenty-Six Weeks Ended June 30, 2012				Fifty-two Weeks ended December 29, 2012 - Projected
	December 31, 2011	Opened	Closed	June 30, 2012	December 31, 2011	Opened	Closed	December 29, 2012
North America
Traditional	287	1	(3)	285	287	2	(6)	283
Non-traditional	11	1	(1)	11	11	1	(4)	8
	298	2	(4)	296	298	3	(10)	291

Europe	58	-	-	58	58	2	-	60
Total	356	2	(4)	354	356	5	(10)	351

	2011
	Twenty-Six Weeks Ended July 2, 2011				Fifty-two Weeks Ended December 31, 2011
	January 1, 2011	Opened	Closed	July 2, 2011	January 1, 2011	Opened	Closed	December 31, 2011
North America
Traditional	290	-	(2)	288	290	2	(5)	287
Non-traditional	15	1	(3)	13	15	2	(6)	11
	305	1	(5)	301	305	4	(11)	298

Europe	54	-	(1)	53	54	5	(1)	58
Total	359	1	(6)	354	359	9	(12)	356

Our long term store real estate goal is to bring our stores back to best in class productivity and profitability.  Today we believe that the optimal number of Build-A-Bear Workshop stores in North America is between 225 to 250 and approximately 70 in the United Kingdom and Ireland for a total of 295 to 320 stores.  We expect to reach this level within the next three to five years with the majority of the store closures coming in North America in fiscal 2013 and 2014.

Integral to the success of this strategy is the opening of our new store design which gives certain stores flagship status and maximizes productivity in the market.  The new design merges Build-A-Bear Workshop’s iconic hands-on bear-making process with the power of technology to provide a new, highly interactive experience for our guests.  In fiscal 2012, we plan to open six of these stores beginning in September; one will be a new store and five stores will be remodels of existing locations.  This new store will replace another store in the same market that is scheduled to close later in 2012.  Successful aspects of the new design will be expanded and leveraged across future relocations and remodels as part of our market optimization plan.  In 2012, we have also opened one traditional store and one non-traditional store in North America.  The traditional store is a reopening in a mall that had been closed since 2010 due to flooding.  We will open two more traditional stores in the UK in the second half of 2012.

We have been aggressively renegotiating rents and executing short term extensions to line up lease dates within markets as part of an overall strategic plan to optimize our store locations and market positioning.  As part of this strategy, we will continue to close underperforming stores in conjunction with natural lease expirations and kick out clauses, primarily in multi-store markets.  In these markets, we currently expect to maintain 20% to 30% of the sales from closing stores by transferring customers to other locations in the same market.  In fiscal 2011, we closed 12 stores, and in fiscal 2012, we anticipate closing ten stores, including non-traditional store locations.  As a result, at the end of fiscal 2012, we anticipate that we will have 343 traditional stores, 283 in North America and 60 in Europe and eight non-traditional stores.  In in the first half of 2013, we currently plan to close an additional 15 traditional stores in North America.

International Franchise Locations:

Our first franchised location opened in November 2003.  The number of international, franchised stores for the periods presented below can be summarized as follows:

	Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011
Beginning of period	79	63
Opened	6	10
Closed	(1)	(3)
End of period	84	70

As of June 30, 2012, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering an aggregate of 16 countries.  In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We expect our current and future franchisees to open ten to twelve stores in fiscal 2012, net of closures.  We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues:
Net retail sales	98.2%	98.2%	98.5%	98.2%
Commercial revenue	0.9	0.9	0.6	1.0
Franchise fees	0.9	0.9	0.9	0.8
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	64.9	64.0	62.3	62.4
Selling, general and administrative	46.1	49.7	43.7	46.1
Interest expense (income), net	(0.1)	(0.1)	(0.1)	(0.0)
Total costs and expenses	110.3	113.0	105.3	108.0

Income (loss) before income taxes	(10.3)	(13.0)	(5.3)	(8.0)
Income tax (benefit) expense	(0.9)	(4.9)	(0.5)	(3.0)
Net income (loss)	(9.4)%	(8.2)%	(4.8)%	(5.0)%

Retail Gross Margin % (2)	35.0%	35.8%	37.7%	37.4%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $27.7 million and $65.7 million for the thirteen and twenty-six weeks ended June 30, 2012, respectively, and $28.8 million and $65.4 million for the thirteen and twenty-six weeks ended July 2, 2011, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended June 30, 2012 compared to thirteen weeks ended July 2, 2011

Total revenues. Total revenues were $80.4 million for the thirteen weeks ended June 30, 2012 compared to $81.8 million for the thirteen weeks ended July 2, 2011, a decrease of $1.4 million, or 1.7%.  Net retail sales were $79.0 million for the thirteen weeks ended June 30, 2012 compared to $80.4 million for the thirteen weeks ended July 2, 2011, a decrease of $1.4 million, or 1.7%.  This decrease was primarily attributable to a $1.3 million decrease in comparable store sales and a $1.2 million decline in sales from non-comparable store locations, primarily closures and relocations.  This was partially offset by a $1.5 million increase in sales from new stores and a $0.2 million increase in sales from pop-up and other non-store locations.  Other changes in net retail sales, which included the impact of foreign currency, totaled $0.6 million.

We believe the decrease in comparable store sales was attributed primarily to the following factors:

●	In North America, we believe that an earlier Easter and the corresponding shift in school breaks had a negative impact on the 2012 second quarter;

●
In the 2012 second quarter, we increased average transaction value through higher redemption rates of our holiday gift cards and through a promotion in the United States with McDonald’s Happy Meals® in North America that drove awareness of our brand and brought traffic to our stores; and

●
In the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales.

Commercial revenue was $0.7 million for the thirteen weeks ended June 30, 2012 and July 2, 2011.  Revenue from franchise fees was also $0.7 million for the thirteen weeks ended June 30, 2012 and July 2, 2011.

Gross margin. Total gross margin was $28.0 million for the thirteen weeks ended June 30, 2012, compared to $29.2 million for the thirteen weeks ended July 2, 2011, a decrease of $1.2 million, or 4.1%.  Retail gross margin was $27.7 million for the thirteen weeks ended June 30, 2012 compared to $28.8 million for the thirteen weeks ended July 2, 2011, a decrease of $1.1 million, or 3.9%.  As a percentage of net retail sales, retail gross margin decreased to 35.0% for the thirteen weeks ended June 30, 2012 from 35.8% for the thirteen weeks ended July 2, 2011.  This 80 basis points as a percentage of net retail sales (bps) decrease was primarily attributable to 130 bps decline in merchandise margin, resulting primarily from promotional activity to sell through the inventory of certain seasonal product and 30 bps of deleverage on fixed occupancy costs.  The declines were partially offset by improvements of 40 bps in warehousing and distribution and 40 bps in packaging and other buying.

Selling, general and administrative.  Selling, general and administrative expenses were $37.1 million for the thirteen weeks ended June 30, 2012 as compared to $40.7 million for the thirteen weeks ended July 2, 2011, a decrease of $3.6 million, or 8.9%.  As a percentage of total revenues, selling, general and administrative expenses decreased to 46.1% for the thirteen weeks ended June 30, 2012 as compared to 49.7% for the thirteen weeks ended July 2, 2011, a decrease of 360 bps.  The dollar decrease was primarily attributable to lower store payroll costs and other operational cost savings resulting from our cost reduction efforts, partially offset by higher incentive compensation.  Advertising expenses also decreased in the quarter as the majority of the expenditures for Easter shifted to the first quarter in 2012.  The 2011 second quarter included $1.5 million in consulting costs related to the cost reduction project.  Excluding these costs, selling, general and administrative expenses as a percent of revenue decreased 180 bps, primarily due to the overall decrease in expenses.

Interest expense (income), net. Interest income, net of interest expense, was $63,000 for the thirteen weeks ended June 30, 2012 as compared to $105,000 for the thirteen weeks ended July 2, 2011.

Provision for income taxes. The income tax benefit was $0.8 million for the thirteen weeks ended June 30, 2012 as compared to the income tax benefit of $4.0 million for the thirteen weeks ended July 2, 2011.  The effective tax rate was 9.1% for the thirteen weeks ended June 30, 2012 compared to 37.4% for the thirteen weeks ended July 2, 2011.  The decrease in the effective tax rate was primarily attributable to the fluctuation in the valuation allowance recorded in the 2012 second quarter on the US deferred tax assets.

Twenty-six weeks ended June 30, 2012 compared to twenty-six weeks ended July 2, 2011

Total revenues. Total revenues were $176.8 million for the twenty-six weeks ended June 30, 2012 compared to $177.8 million for the twenty-six weeks ended July 2, 2011.  Net retail sales were $174.2 million for the twenty-six weeks ended June 30, 2012 compared to $174.6 million for the twenty-six weeks ended July 2, 2011, a decrease of $0.4 million, or 0.2%.  This decrease was primarily attributable to a $1.1 million decline in sales from non-comparable store locations, primarily closures and relocations, a $0.8 million decrease in sales from pop-up and other non-store locations and a $0.2 million decrease in comparable store sales.  These were partially offset by a $2.8 million increase in sales from new stores.  Other changes in net retail sales, which included the impact of foreign currency, totaled $1.1 million.

We believe our comparable store sales were impacted by the following factors:

●
For the first twenty-six weeks of fiscal 2012, we increased average transaction value through higher redemption rates of our holiday gift cards and through a promotion in the United States with McDonald’s Happy Meals® in North America that drove awareness of our brand and brought traffic to our stores; and

●
In the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales.

Commercial revenue was $1.1 million for the twenty-six weeks ended June 30, 2012 compared to $1.8 million for the twenty-six weeks ended July 2, 2011.  This decrease of $0.8 million was primarily due to an overall decrease in licensing activity in fiscal 2012.  Revenue from franchise fees increased to $1.5 million for the twenty-six weeks ended June 30, 2012 from $1.4 million for the twenty-six weeks ended July 2, 2011, an increase of $0.1 million.

Gross margin. Total gross margin decreased to $66.1 million for the twenty-six weeks ended June 30, 2012 from $66.2 million for the twenty-six weeks ended July 2, 2011, a decrease of $0.1 million, or 0.2%.  Retail gross margin increased to $65.7 million for the twenty-six weeks ended June 30, 2012 from $65.4 million for the twenty-six weeks ended July 2, 2011, an increase of $0.3 million, or 0.5%.  As a percentage of net retail sales, retail gross margin increased to 37.7% for the twenty-six weeks ended June 30, 2012 from 37.4% for the twenty-six weeks ended July 2, 2011.  This 30 bps increase resulted primarily from a 50 bps improvement in warehousing and distribution, a 40 bps improvement resulting from reduced packaging and other buying costs and in 20 bps increase in leverage occupancy costs partially offset by a decrease in merchandise margin resulting primarily from increased promotional activity and higher product costs.

Selling, general and administrative. Selling, general and administrative expenses were $77.2 million for the twenty-six weeks ended June 30, 2012 as compared to $82.0 million for the twenty-six weeks ended July 2, 2011, a decrease of $4.8 million, or 5.8%.  As a percentage of total revenues, selling, general and administrative expenses decreased to 43.7% for the twenty-six weeks ended June 30, 2012 as compared to 46.1% for the twenty-six weeks ended July 2, 2011, a decrease of 240 bps.  The dollar decrease was primarily attributable to lower store payroll costs and other operational cost savings resulting from our cost reduction efforts, partially offset by increased incentive compensation.  Advertising expenses also decreased in the first half of 2012 as the timing of expenditures will be more heavily weighted in the fourth quarter in 2012.  The first half of 2011 included $3.0 million in consulting costs related to the cost reduction project.  Excluding these costs, selling, general and administrative expenses as a percent of revenue decreased 70 bps, primarily due to the overall decrease in expenses.

Interest expense (income), net. Interest income, net of interest expense, was $149,000 for the twenty-six weeks ended June 30, 2012 as compared to $1,000 for the twenty-six weeks ended July 2, 2011.  The first half of 2011 was negatively impacted by interest costs related to a sales and use tax audit.

Provision for income taxes. The income tax benefit was $0.9 million for the twenty-six weeks ended June 30, 2012 as compared to the income tax benefit of $5.4 million for the twenty-six weeks ended July 2, 2011.  The effective tax rate was 9.2% for the twenty-six weeks ended June 30, 2012 compared to 37.6% for the twenty-six weeks ended July 2, 2011.  The decrease in the effective tax rate was primarily attributable to the fluctuation in the valuation allowance recorded in the first twenty-six weeks of 2012 on the US deferred tax assets.

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

The timing of store openings, closures and remodels may result in fluctuations in quarterly results as a result of the revenues and expenses associated with each store location.  We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening.  Expenses related to store closings are typically incurred in stages:  when the decision is made to close the store, when the closure is communicated to store associates and at the time of closure.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems, including Web site enhancements and maintenance and working capital. Historically, we have been able to meet these requirements through cash flow provided by operations.  In the past, we have also generated capital from the sale and issuance of our securities to private investors and through our initial public offering, and our revolving line of credit.

Operating Activities. Cash used in operating activities was $15.0 million for the twenty-six weeks ended June 30, 2012 as compared with $12.9 million for the twenty-six weeks ended July 2, 2011, an increase of $2.1 million.  Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities.  In 2012, the use of cash resulting from the change in operating assets and liabilities decreased as compared to the year ago period, driven primarily by decreases and accounts payable and accrued expenses, partially offset by decreases in inventory.  In 2011, the use of cash was driven primarily by decreases in accounts payable and accrued expenses and increases in receivables, partially offset by decreases in inventory.

Investing Activities. Cash used in investing activities was $6.1 million for the twenty-six weeks ended June 30, 2012 as compared to $7.2 million for the twenty-six weeks ended July 2, 2011, a decrease of $1.0 million.  Cash used in investing activities during the twenty-six weeks ended June 30, 2012 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems and the acquisition of trademarks and other intellectual property, offset by the maturity of short-term investments.  Cash used in investing activities during the twenty-six weeks ended July 2, 2011 primarily related to investments in central office information technology systems and new store construction costs as well as the purchase of short term investments, net of maturities.

Financing Activities. Cash used in financing activities was $-0- in the twenty-six weeks ended June 30, 2012 and $4.7 million in the twenty-six weeks ended July 2, 2011, which consisted primarily of cash used for repurchases of the Company’s common stock.  No borrowings were made under our line of credit in either the twenty-six weeks ended June 30, 2012 or July 2, 2011.

Capital Resources. As of June 30, 2012, we had a consolidated cash balance of $26.5 million, the majority of which was held outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank, National Association and was amended effective June 30, 2012 to decrease the minimum tangible net worth covenant as of the end of the second and third fiscal quarters of 2012.  Except for this change, the terms and conditions of the line of credit remain unchanged.

The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million.  The seasonal overline is in effect from July 1 to December 31 each year.  Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries.  The credit agreement expires on December 31, 2013 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments.  It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.  As of June 30, 2012: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $38.9 million available for borrowing under the line of credit.

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

Our leases in the U.K. and Ireland typically have terms of 10 to 15 years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates.  The leases typically provide the lessee with the first right for renewal at the end of the lease.  We may also be required to make deposits and rent guarantees to secure new leases as we relocate existing stores and open new stores.  Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease.  Rents are charged quarterly and paid in advance.

In fiscal 2012, we expect to spend a total of $20 to $23 million on capital expenditures.  Capital spending through the twenty-six weeks ended June 30, 2012 totaled $8.3 million, on track with our full year plans.  Capital spending in fiscal 2012 is primarily for the remodeling of approximately 15 stores and opening of five new stores, with six of these stores in our new design and the continued installation and upgrades of central office information technology systems.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2013.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On February 23, 2012, we announced that our share repurchase program had been extended to March 31, 2013.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program are subsequently retired.  As of August 6, 2012, approximately 5.5 million shares at an average price of $7.47 per share have been repurchased under this program for an aggregate amount of $41.3 million, leaving $8.7 million of availability under the program.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method.  In 2006, we granted a put option to a group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  As previously disclosed in our annual report on Form 10-K as filed with the SEC on March 15, 2012, the put option on all 1.25 million shares was exercised on February 13, 2012.  As of June 30, 2012, the book value of our investment in Ridemakerz had been reduced to zero.  We still retain an ownership interest of approximately 25%.  Under the current agreements, we may, at our option, own up to approximately 33% of fully diluted equity in Ridemakerz.  We have no material remaining obligations under the current agreements related to our interest in Ridemakerz.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the SEC on March 15, 2012, which includes audited consolidated financial statements for our 2011, 2010 and 2009 fiscal years.  There have been no material changes to the critical accounting estimates disclosed in the 2011 Form 10-K, except as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways.  First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates.  Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%.  We had no borrowings outstanding during the first half of fiscal 2012.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities.  These investments are considered to be cash equivalents or short-term investments, based on their original maturity and are classified accordingly on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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
Item 4. Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives and based on  the aforementioned evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012, the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2012 – Apr. 28, 2012	60	$5.27	-	$8,711,999
Apr. 29, 2012 – May 26, 2012	206	$4.89	-	$8,711,999
May 28, 2012 – Jun. 30, 2012	-	$-	-	$8,711,999
Total	266	$4.98	-

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

10.1
Tenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers and U.S. Bank National Association, as Lender, entered into effective as of June 30, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2012)

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

Date: August 9, 2012

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear
(on behalf of the registrant and as principal executive officer)

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary (on behalf of the registrant and as principal financial officer)