Form 10-Q
period 2012-09-29
BUILD A BEAR WORKSHOP INC
filed 2012-11-08
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2012

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

As of November 6, 2012, there were 17,281,699 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)

	September 29, 2012	December 31, 2011	October 1, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,145	$46,367	$25,106
Inventories	54,885	51,860	56,258
Receivables	4,721	7,878	4,889
Prepaid expenses and other current assets	13,569	17,854	20,646
Deferred tax assets	487	419	7,624
Total current assets	95,807	124,378	114,523
Property and equipment, net of accumulated depreciation of $184,606; $175,018 and $173,862, respectively	73,754	77,445	78,965
Goodwill	33,876	32,306	32,614
Other intangible assets, net	510	655	836
Other assets, net	7,218	6,787	15,625
Total Assets	$211,165	$241,571	$242,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,151	$41,032	$38,544
Accrued expenses	5,981	12,128	6,039
Gift cards and customer deposits	21,180	28,323	21,670
Deferred revenue	5,455	5,285	6,803
Total current liabilities	67,767	86,768	73,056

Deferred franchise revenue	1,238	1,436	1,504
Deferred rent	20,955	23,867	25,139
Other liabilities	257	257	366

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at September 29, 2012, December 31, 2011 and October 1, 2011	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,351,904; 17,405,270 and 18,157,318 shares, respectively	174	174	182
Additional paid-in capital	66,782	65,402	68,999
Accumulated other comprehensive loss	(7,020)	(10,165)	(9,506)
Retained earnings	61,012	73,832	82,823
Total stockholders' equity	120,948	129,243	142,498
Total Liabilities and Stockholders' Equity	$211,165	$241,571	$242,563

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Revenues:
Net retail sales	$84,263	$95,378	$258,452	$269,929
Commercial revenue	908	1,160	1,989	3,002
Franchise fees	800	872	2,313	2,312
Total revenues	85,971	97,410	262,754	275,243

Costs and expenses:
Cost of merchandise sold	53,887	57,572	163,057	167,723
Selling, general and administrative	36,573	38,013	113,774	120,011
Interest expense (income), net	(36)	(40)	(185)	(41)
Total costs and expenses	90,424	95,545	276,646	287,693

Income (loss) before income taxes	(4,453)	1,865	(13,892)	(12,450)
Income tax expense (benefit)	(201)	1,011	(1,072)	(4,377)
Net income (loss)	$(4,252)	$854	$(12,820)	$(8,073)

Earnings (loss) per common share:
Basic	$(0.26)	$0.05	$(0.79)	$(0.45)
Diluted	$(0.26)	$0.05	$(0.79)	$(0.45)

Shares used in computing common per share amounts:
Basic	16,473,114	17,378,486	16,323,630	17,781,943
Diluted	16,473,114	17,396,144	16,323,630	17,781,943

Comprehensive income	$(2,189)	$(1,073)	$(9,675)	$(7,620)

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-nine weeks ended
	September 29, 2012	October 1, 2011

Cash flows from operating activities:
Net loss	$(12,820)	$(8,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,832	18,614
Stock-based compensation	2,810	3,501
Deferred taxes	(1,533)	(653)
Loss from investment in affiliate	475	-
Excess tax benefit from share-based payments	-	(314)
Impairment of store assets	319	-
Trade credit utilization	298	200
Loss on disposal of property and equipment	469	451
Change in assets and liabilities:
Inventories	(2,629)	(9,836)
Receivables	3,186	3,036
Prepaid expenses and other assets	(1,276)	(2,243)
Accounts payable and accrued expenses	(9,320)	(7,081)
Lease related liabilities	(3,020)	(3,493)
Gift cards and customer deposits	(7,224)	(7,244)
Deferred revenue	(27)	(79)
Net cash used in operating activities	(14,460)	(13,214)
Cash flows from investing activities:
Purchases of property and equipment	(13,036)	(9,715)
Purchases of other assets and other intangible assets	(371)	(181)
Purchases of short term investments	-	(3,115)
Proceeds from sale or maturitiy of short term investments	2,647	2,076
Investment in unconsolidated affiliate	(475)	-
Cash used in investing activities	(11,235)	(10,935)
Cash flows from financing activities:
Exercise of employee stock options	-	62
Excess tax benefit from share-based payments	-	314
Purchases of Company's common stock	-	(10,163)
Cash used in financing activities	-	(9,787)
Effect of exchange rates on cash	1,473	287
Net decrease in cash and cash equivalents	(24,222)	(33,649)
Cash and cash equivalents, beginning of period	46,367	58,755
Cash and cash equivalents, end of period	$22,145	$25,106

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

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 29, 2012	December 31, 2011	October 1, 2011
Prepaid rent	$8,026	$7,745	$7,916
Prepaid income taxes	365	1,970	5,352
Short-term investments	-	2,619	2,702
Other	5,178	5,520	4,676
	$13,569	$17,854	$20,646

3. Goodwill

Goodwill is reported as a component of the Company’s retail segment.  The following table summarizes the changes in goodwill for the thirty-nine weeks ended September 29, 2012 (in thousands):

Balance as of December 31, 2011	$32,306
Effect of foreign currency translation	1,570
Balance as of September 29, 2012	$33,876

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

4. Stock-based Compensation

The following table is a summary of the balances and activity for restricted stock and stock options for the thirty-nine weeks ended September 29, 2012:

	Restricted Stock	Options
Outstanding, December 31, 2011	1,438,131	1,210,816
Granted	278,180	228
Vested	(804,565)	—
Exercised	—	—
Forfeited	(64,598)	(44,694)
Canceled or expired	—	—
Outstanding, September 29, 2012	847,148	1,166,350

For the thirteen and thirty-nine weeks ended September 29, 2012 selling, general and administrative expense includes $0.8 million and $2.8 million, respectively, of stock-based compensation expense.  For the thirteen and thirty-nine weeks ended October 1, 2011, selling, general and administrative expense includes $1.1 million and $3.5 million, respectively, of stock-based compensation expense.  As of September 29, 2012, there was $5.2 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.5 years.

The total fair value of shares vested during the thirty-nine weeks ended September 29, 2012 and October 1, 2011was $4.3 million and $2.0 million, respectively.

5. Earnings per Share

The Company uses the two-class method to compute basic and diluted earnings per common share.  In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
NUMERATOR:
Net earnings (loss) before allocation of earnings to participating securities	$(4,252)	$854	$(12,820)	$(8,073)
Less: Earnings allocated to participating securities	-	67	-	-
Net earnings (loss) after allocation of earnings to participating securities	$(4,252)	$787	$(12,820)	$(8,073)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,473,114	17,378,486	16,323,630	17,781,943
Dilutive effect of share-based awards:	-	17,658	-	-
Weighted average number of common shares outstanding - dilutive	16,473,114	17,396,144	16,323,630	17,781,943
Basic earnings (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.26)	$0.05	$(0.79)	$(0.45)
Diluted earnings (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.26)	$0.05	$(0.79)	$(0.45)

Due to the net loss for thirteen weeks ended September 29, 2012 and thirty-nine weeks ended September 29, 2012 and October 1, 2011, the denominator for diluted earnings per common share is the same as the denominator for basic earnings per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

For the thirteen weeks ended October 1, 2011, options to purchase 865,779 shares of common stock were excluded from the denominator for diluted earnings per common share because of their anti-dilutive effect.

6. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.

7. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, commercial and international franchising.  The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland and other retail delivery operations, including the Company’s web store, pop-up stores and non-traditional store locations such as baseball parks.  The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities.  The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of the United Kingdom and Ireland, Asia, Australia, the Middle East, Africa, Mexico and South America.  The operating segments have discrete sources of revenue, different capital structures and different cost structures.  These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities.  Accordingly, the Company has determined that each of its operating segments represent one reportable segment.  The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	Commercial	International Franchising	Total
Thirteen weeks ended September 29, 2012
Net sales to external customers	$84,263	$908	$800	$85,971
Income (loss) before income taxes	(5,254)	453	348	(4,453)
Capital expenditures, net	5,063	-	40	5,103
Depreciation and amortization	5,152	-	44	5,196
Thirteen weeks ended October 1, 2011
Net sales to external customers	$95,378	$1,160	$872	$97,410
Income (loss) before income taxes	806	545	514	1,865
Capital expenditures, net	3,745	-	14	3,759
Depreciation and amortization	5,822	-	62	5,884

Thirty-nine weeks ended September 29, 2012
Net sales to external customers	$258,452	$1,989	$2,313	$262,754
Income (loss) before income taxes	(15,692)	688	1,112	(13,892)
Capital expenditures, net	13,320	-	87	13,407
Depreciation and amortization	15,699	-	133	15,832
Thirty-nine weeks ended October 1, 2011
Net sales to external customers	$269,929	$3,002	$2,312	$275,243
Income (loss) before income taxes	(15,014)	1,356	1,208	(12,450)
Capital expenditures, net	9,819	-	77	9,896
Depreciation and amortization	18,426	-	188	18,614

Total Assets as of:
September 29, 2012	$199,612	$9,149	$2,404	$211,165
October 1, 2011	$230,074	$9,695	$2,794	$242,563

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended September 29, 2012
Net sales to external customers	$68,545	$16,951	$475	$85,971
Property and equipment, net	62,644	11,110	-	73,754
Thirteen weeks ended October 1, 2011
Net sales to external customers	$79,016	$17,863	$531	$97,410
Property and equipment, net	67,527	11,438	-	78,965

Thirty-nine weeks ended September 29, 2012
Net sales to external customers	$214,157	$47,236	$1,361	262,754
Property and equipment, net	62,644	11,110	-	73,754
Thirty-nine weeks ended October 1, 2011
Net sales to external customers	$225,696	$48,086	$1,461	$275,243
Property and equipment, net	67,527	11,438	-	78,965

For purposes of this table only:
(1)  North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)  Europe includes the United Kingdom, Ireland and franchise businesses in Europe
(3)  Other includes franchise businesses outside of North America and Europe

 8. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings.  The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss.  In October, the Company received notification from the customs authority that it intends to assess approximately £1.2 million, or US$2.0 million at the exchange rate at the end of the quarter, for unpaid taxes, penalties and interest.  The Company intends to appeal this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.  However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period.

9. Subsequent Event

In the period from September 30, 2012 through November 6, 2012, the Company has repurchased approximately 178,500  shares of the Company’s stock for an aggregate amount of $0.6 million leaving $8.1 million of availability under the Board approved stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Without limiting the foregoing, all statements relating to our future sales and operating results, anticipated store locations, openings, closings, relocations and remodels and capital expenditures, future cash flows and share repurchases, and sources of funding are forward-looking statements and speak only as of the date of this report.  These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ materially are:

•	general global economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending;
•	customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores;
•	we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion;
•	our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic; we may be unable to generate comparable store sales growth;
•	we may be unable to effectively operate or manage the overall portfolio of our company-owned stores;
•	we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases;
•	the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation;
•	our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers;
•	we are susceptible to disruption in our inventory flow due to our reliance on a few vendors;
•	high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability;
•	we may not be able to operate our company-owned stores in the United Kingdom and Ireland profitably;
•	we may be unable to effectively manage our international franchises or laws relating to those franchises may change;
•	we may improperly obtain or be unable to adequately protect customer information in violation of privacy or security laws or customer expectations;
•	we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise;
•	we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations;
•	we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team;
•	we may be unable to operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly;
•	our market share could be adversely affected by a significant, or increased, number of competitors;
•	we may fail to renew, register or otherwise protect our trademarks or other intellectual property;
•	poor global economic conditions could have a material adverse effect on our liquidity and capital resources;
•	we may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights;
•	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; and
•
we may be unable to repurchase shares of our common stock at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate.

     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

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

Build-A-Bear Workshop is in a turnaround phase as we work to improve store productivity and profitability.  We are taking actions to change our business dynamics with a reinvented store design, aggressive repositioning of our portfolio of stores, including closures and remodels that will reduce square footage, and a rebalancing of our marketing to include higher levels of brand advertising.  We currently expect our optimal store count to be 295 to 320 company-owned stores in the United States, Canada, the United Kingdom and Ireland.  We believe the actions we are taking will result in improvements in productivity and profitability and, ultimately, stakeholder value.  We also believe there are additional international growth opportunities, primarily through existing and new franchises.

As of September 29, 2012, we operated 283 traditional stores and ten non-traditional stores in United States, Canada and Puerto Rico (collectively, North America), 58 traditional stores in the United Kingdom and Ireland (collectively, Europe) and had 87 franchised stores operating internationally under the Build-A-Bear Workshop brand.  Non-traditional store locations include stores in select Major League Baseball® ballparks, a zoo, a science center, an airport and a hospital as well as temporary pop-up locations.  In order to capitalize on short-term opportunities in specific locations, we have selectively opened temporary, pop-up locations.  In addition to our stores, we market our products and build our brand through our Web sites.

We operate in three reportable segments (retail, commercial and international franchising) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned traditional and non-traditional retail stores located in North America and Europe and e-commerce Web sites or “web stores”;

•	Transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales; and

•	Other international stores operated under franchise agreements.

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable store sales as one of the performance measures for our business.  Comparable store sales percentage changes are based on net retail sales, excluding our web store and seasonal and event-based locations.  Stores are considered comparable beginning in their thirteenth full month of operation.  Stores with relocations or remodels that result in a significant change in square footage are excluded from the comparable stores sales calculation until the thirteenth full month of operation after the change.  The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

North America	(11.8)%	0.7%	(3.4)%	(1.1)%
Europe	(7.9)%	3.0%	(6.7)%	0.0%
Consolidated	(11.1)%	1.1%	(4.0)%	(0.9)%

We believe the changes in comparable store sales for the periods presented are primarily attributable to the following factors:

•
In the fiscal 2012 third quarter, we experienced a decline in the number of transactions compared to the 2011 third quarter which benefitted from a strong product offering that was tied to a major theatrical release that was supported by studio marketing and advertising.

•
The sales decline in North America in the third quarter more than offset the slight positive in comparable store sales through the first twenty-six weeks of fiscal 2012.  In the first half of the year, we had benefit from higher redemption rates and transaction value of our holiday gift cards and from a promotion in the United States with McDonald’s Happy Meals® that drove awareness of our brand and brought traffic to our stores.

•
In the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales.

  The Company is working improve comparable store sales with the following key initiatives:

•	We are aggressively working to increase store traffic and the destination appeal of our stores by:

•	enhancing our experience with a new store design;

•
increasing productivity and profitability of our existing stores through strategic closures, primarily in multi-store markets where we expect to transfer a portion of the closed stores sales to remaining stores in the market and the relocation of select other stores with a reduction in square footage thereby improving their productivity; and

•	increasing shopping frequency by increasing new guest traffic to our stores through a rebalanced marketing message to include both product and brand;

•	We have refreshed our loyalty program to increase retention; and

•
We will capitalize on our brand advertising to increase gift purchases by reminding consumers about the gift of the experience and by expanding distribution of gift cards in third-party outlets during the peak gifting season in the fourth quarter.

Stores

Company-owned:

As of September 29, 2012, we operated 283 traditional stores and ten non-traditional stores (such as ballparks, zoo, airport, hospital and temporary stores) in North America and 58 traditional stores in Europe.  The table below sets forth the number of Build-A-Bear Workshop company-owned stores for the periods presented:

	2012
	Thirty-nine Weeks Ended September 29, 2012				Fifty-two Weeks Ended December 29, 2012 - Projected
	December 31, 2011	Opened	Closed	September 29, 2012	December 31, 2011	Opened	Closed	December 29, 2012
North America
Traditional	287	1	(5)	283	287	2	(6)	283
Non-traditional	11	1	(2)	10	11	1	(3)	9
	298	2	(7)	293	298	3	(9)	292

Europe	58	-	-	58	58	2	-	60
Total	356	2	(7)	351	356	5	(9)	352

	2011
	Thirty-nine Weeks Ended October 1, 2011				Fifty-two Weeks Ended December 31, 2011
	January 1, 2011	Opened	Closed	October 1, 2011	January 1, 2011	Opened	Closed	December 31, 2011
North America
Traditional	290	-	(3)	287	290	2	(5)	287
Non-traditional	15	1	(4)	12	15	2	(6)	11
	305	1	(7)	299	305	4	(11)	298

Europe	54	3	(1)	56	54	5	(1)	58
Total	359	4	(8)	355	359	9	(12)	356

Our long term store real estate goal is to improve our stores’ sales productivity and profitability.  Today we believe that the optimal number of Build-A-Bear Workshop stores in North America is between 225 to 250 and approximately 70 in the United Kingdom and Ireland for a total of 295 to 320 stores.  We expect to reach this level within the next two years with the closure of 50 to 60 stores, primarily in North America, and select openings as part of our market repositioning and optimization plans.

Integral to the success of this strategy is the opening of our new store design which gives certain stores destination appeal and increases productivity in the market.  The new design merges Build-A-Bear Workshop’s iconic hands-on bear-making process with the power of technology to provide a new, highly interactive experience for our guests.  As of November 6, 2012, we have opened four of these stores, one new store and three remodels, and we plan to open two additional remodeled locations by the end of 2012.   Aspects of the new design will be expanded and leveraged across future relocations and remodels as part of our market optimization plan.  In 2012, we have also opened one traditional store and one non-traditional store in North America.  The traditional store is a reopening in a mall that had been closed since 2010 due to flooding.  We have opened two more traditional stores in the UK since the end of the third quarter of 2012.

We have been aggressively renegotiating rents and executing short term extensions to line up lease dates within markets as part of an overall strategic plan to optimize our store locations and market positioning.  As part of this strategy, we will continue to close underperforming stores in conjunction with natural lease expirations and kick out clauses, primarily in multi-store markets.  In these markets, we currently expect to maintain approximately 20% to 30% of the sales from closing stores by transferring customers to other locations in the same market.  In fiscal 2011, we closed 12 stores, and in fiscal 2012, we anticipate closing nine stores, including non-traditional store locations.  As a result, at the end of fiscal 2012, we anticipate that we will have 343 traditional stores, 283 in North America and 60 in Europe and nine non-traditional stores.  In 2013, we currently plan to close approximately 30 to 35 additional stores in North America with approximately half of these scheduled in the first quarter.

International Franchise Locations:

Our first franchised location opened in November 2003.  The number of international, franchised stores for the periods presented below can be summarized as follows:

	Thirty-nine weeks ended
	September 29, 2012	October 1, 2011

Beginning of period	79	63
Opened	12	16
Closed	(4)	(3)
End of period	87	76

As of September 29, 2012, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 16 countries.  We anticipate signing additional master franchise agreements in the future.  We expect to end fiscal 2012 with approximately 90 franchised locations.  We believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues:
Net retail sales	98.0%	97.9%	98.4%	98.1%
Commercial revenue	1.1	1.2	0.8	1.1
Franchise fees	0.9	0.9	0.9	0.8
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	63.3	59.6	62.6	61.5
Selling, general and administrative	42.5	39.0	43.3	43.6
Interest expense (income), net	(0.0)	(0.0)	(0.1)	(0.0)
Total costs and expenses	105.2	98.1	105.3	104.5

Income (loss) before income taxes	(5.2)	1.9	(5.3)	(4.5)
Income tax expense (benefit)	(0.2)	1.0	(0.4)	(1.6)
Net income (loss)	(4.9)	0.9	(4.9)	(2.9)

Retail Gross Margin % (2)	36.5%	40.2%	37.3%	38.4%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $30.8 million and $96.4 million for the thirteen and thirty-nine weeks ended September 29, 2012, respectively and $38.4 million $103.7 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively.  Retail gross margin percentage represents respectively retail gross margin divided by net retail sales.

Thirteen weeks ended September 29, 2012 compared to thirteen weeks ended October 1, 2011

Revenues

Net retail sales. Net retail sales were $84.3 million for the thirteen weeks ended September 29, 2012 compared to $95.4 million for the thirteen weeks ended October 1, 2011, a decrease of $11.1 million, or 11.7%.  This decrease was primarily attributable to a $9.6 million decrease in comparable store sales, a $1.5 million decrease in sales from non-comparable store locations, primarily closures and relocations and a $0.6 million decrease in sales from pop-up and other non-traditional store locations.  These were partially offset by a $1.2 million increase in sales from new stores.  Other changes in net retail sales, which included foreign currency translation and the positive impact of the changes in deferred revenue, totaled $0.6 million.

We believe that the decline in our comparable store sales in the 2012 fiscal third quarter was a result of a decline in the number of transactions compared to the 2011 third quarter which benefitted from a strong product offering that was tied to a major theatrical release that was supported by studio marketing and advertising.  Additionally, in the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales.

Commercial revenue and franchise fees.  Commercial revenue was $0.9 million for the thirteen weeks ended September 29, 2012, a decrease of $0.3 million from $1.1 million for the thirteen weeks ended October 1, 2011.  Revenue from franchise fees was $0.8 million for the thirteen weeks ended September 29, 2012 compared to $0.9 million for the thirteen weeks ended October 1, 2011.

Costs and expenses

Gross margin. Total gross margin was $31.3 million for the thirteen weeks ended September 29, 2012 compared to $39.0 million for the thirteen weeks ended October 1, 2011, a decrease of $7.7 million, or 19.7%.  Retail gross margin was $30.8 million for the thirteen weeks ended September 29, 2012 compared to $38.4 million for the thirteen weeks ended October 1, 2011, a decrease of $7.6 million, or 19.8%.  As a percentage of net retail sales, retail gross margin was 36.5% for the thirteen weeks ended September 29, 2012 compared to 40.2% for the thirteen weeks ended October 1, 2011.  This 370 basis points as a percentage of net retail sales (bps) decrease was primarily driven by 270 bps of deleverage of fixed occupancy costs and a 130 bps decline in merchandise margin, partially offset by a 30 bps improvement in warehouse and distribution costs.

Selling, general and administrative.  Selling, general and administrative expenses were $36.6 million for the thirteen weeks ended September 29, 2012 as compared to $38.0 million for the thirteen weeks ended October 1, 2011, a decrease of $1.4 million, or 3.8%.  The dollar decrease was primarily attributable to a reduction in store payroll partially offset by a small increase in advertising and other corporate expenses.  As a percentage of total revenues, selling, general and administrative expenses increased to 42.5% for the thirteen weeks ended September 29, 2012 as compared to 39.0% for the thirteen weeks ended October 1, 2011, a 350 bps increase.  This increase was primarily driven by the deleverage of fixed corporate expenses; 140 bps of the increase is attributable to marketing and related expenses and 210 bps is attributable to corporate salaries and other corporate expenses.

Interest expense (income), net. Interest income, net of interest expense, was $40,000 for the thirteen weeks ended September 29, 2012 and October 1, 2011.

Provision for income taxes. The income tax benefit was $0.2 million for the thirteen weeks ended September 29, 2012 as compared to the income tax expense of $1.0 million for the thirteen weeks ended October 1, 2011.  The effective tax rate was 4.5% for the thirteen weeks ended September 29, 2012 compared to 54.2% for the thirteen weeks ended October 1, 2011.  The decrease in the effective tax rate was primarily attributable to the fluctuation in the valuation allowance recorded in the 2012 third quarter on the US deferred tax assets.

Thirty-nine weeks ended September 29, 2012 compared to thirty-nine weeks ended October 1, 2011

Revenues

Net retail sales. Net retail sales were $258.5 million for the thirty-nine weeks ended September 29, 2012 compared to $269.9 million for the thirty-nine weeks ended October 1, 2011, a decrease of $11.5 million, or 4.3%.  This decrease was primarily attributable to a $9.8 million decrease in comparable store sales, a $2.6 million decrease in sales from non-comparable store locations, primarily closures and relocations, and $1.4 million decrease in sales from pop-up and other non-traditional store locations.  These were partially offset by a $4.0 million increase in sales from new stores.  Other changes in net retail sales, which included the negative impact of the changes in deferred revenue and foreign currency translation, totaled $1.7 million.

We believe the decrease in comparable store sales was attributed primarily to the following factors:

•
In the fiscal 2012 third quarter, we experienced a decline in the number of transactions compared to the 2011 third quarter which benefitted from a strong product offering that was tied to a major theatrical release that was supported by studio marketing and advertising.

•
The sales decline in North America in the third quarter more than offset the slight positive in comparable store sales through the first twenty-six weeks of fiscal 2012.  In the first half of the year, we had benefit from higher redemption rates and transaction value of our holiday gift cards and from a promotion in the United States with McDonald’s Happy Meals® that drove awareness of our brand and brought traffic to our stores.

•
In the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales.

Commercial revenue and franchise fees. Commercial revenue was $2.0 million for the thirty-nine weeks ended September 29, 2012 compared to $3.0 million for the thirty-nine weeks ended October 1, 2011, a decrease of $1.0 million.  This decrease was primarily attributable to an overall decline in licensing activities.  Revenue from franchise fees was $2.3 million for the thirty-nine weeks ended September 29, 2012 and October 1, 2011.

Cost and expenses

Gross margin. Total gross margin was $97.4 million for the thirty-nine weeks ended September 29, 2012 compared to $105.2 million for the thirty-nine weeks ended October 1, 2011, a decrease of $7.8 million, or 7.4%.  Retail gross margin was $96.4 million for the thirty-nine weeks ended September 29, 2012 compared to $103.7 million for the thirty-nine weeks ended October 1, 2011, a decrease of $7.3 million, or 7.0%.  As a percentage of net retail sales, retail gross margin decreased to 37.3% for the thirty-nine weeks ended September 29, 2012 from 38.4% for the thirty-nine weeks ended October 1, 2011.  This 110 bps decrease resulted primarily from a 110 bps decrease in merchandise margin and an 80 bps decrease in leverage on occupancy costs.  These were partially offset by improvements in distribution and packaging costs.

Selling, general and administrative. Selling, general and administrative expenses were $113.8 million for the thirty-nine weeks ended September 29, 2012 as compared to $120.0 million for the thirty-nine weeks ended October 1, 2011, a decrease of $6.2 million, or 5.2%.  As a percentage of total revenues, selling, general and administrative expenses decreased to 43.3% for the thirty-nine weeks ended September 29, 2012 as compared to 43.6% for the thirty-nine weeks ended October 1, 2011, a decrease of 30 bps.  The dollar decrease was primarily attributable to consulting costs incurred in the first half of 2011 along with decreases in store payroll in 2012.  Additionally, advertising costs have declined as the Company shifted more of its marketing to the fourth quarter of 2012.  The decreases were partially offset by increases in corporate payroll and other corporate expenses.  Excluding the 2011 consulting costs, selling, general and administrative expenses as a percent of revenue increased by 80 bps as the decreases in store payroll and advertising costs were more than offset by deleverage on the higher fixed components of corporate costs.

Interest expense (income), net. Interest income, net of interest expense, was $0.2 million for the thirty-nine weeks ended September 29, 2012 as compared to $40,000 for the thirty-nine weeks ended October 1, 2011.  The increase in interest income was primarily attributable to interest costs related to an ongoing sales and use tax audit in 2011.

Provision for income taxes. Income tax benefit was $1.1 million for the thirty-nine weeks ended September 29, 2012 as compared to the income tax benefit of $4.4 million for the thirty-nine weeks ended October 1, 2011.  The effective tax rate was 7.7% for the thirty-nine weeks ended September 29, 2012 compared to 35.2% for the thirty-nine weeks ended October 1, 2011.  The decrease in the effective tax rate was primarily attributable to the fluctuation in the valuation allowance recorded in the first thirty-nine weeks of 2012 on the US deferred tax assets.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, information systems, including Web site enhancements and maintenance and working capital. Historically, we have been able to meet these requirements through cash flow provided by operations.  In the past, we have also generated capital from the sale and issuance of our securities to private investors, through our initial public offering and our revolving line of credit.

Operating Activities. Cash used in operating activities was $14.5 million for the thirty-nine weeks ended September 29, 2012 as compared with $13.2 million for the thirty-nine weeks ended October 1, 2011, an increase of $1.2 million.  Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities.  The increase for the thirty-nine weeks ended September 29, 2012 reflects the following factors:

•	A smaller increase in inventories for the first thirty-nine weeks of 2012 as compared to the same period last year, due primarily due to the timing of receipts; partially offset by
•
A smaller increase in accounts payable and accrued expenses for the first thirty-nine weeks of 2012 as compared to the same period last year, due in part to timing of inventory receipts and payments.  Additionally, in 2012, accrued expenses included federal income taxes payable, while in 2011, we had a refund.

Investing Activities. Cash used in investing activities was $11.2 million for the thirty-nine weeks ended September 29, 2012 as compared to $10.9 million for the thirty-nine weeks ended October 1, 2011, an increase of $0.3 million.  Cash used in investing activities during the thirty-nine weeks ended September 29, 2012 primarily related to investments in central office information technology systems, store construction costs and the acquisition of trademarks and other intellectual property.  Cash used in investing activities during the thirty-nine weeks ended October 1, 2011 primarily related to investments in central office information technology systems and new store construction costs as well as the purchase of short term investments, net of maturities.

Financing Activities. No cash was used in financing activities in the thirty-nine weeks ended September 29, 2012.  Cash used in financing activities was $9.8 million in the thirty-nine weeks ended October 1, 2011, which consisted primarily of cash used for repurchases of the Company’s common stock.  No borrowings were made under our line of credit in either the thirty-nine weeks ended September 29, 2012 or October 1, 2011.

Capital Resources. As of September 29, 2012, we had a consolidated cash balance of $22.1 million, the majority of which was held outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank, National Association and was amended effective June 30, 2012.  The bank line continues to provide availability of $40 million for the first half of the fiscal year and a seasonal overline of $50 million.  The seasonal overline is in effect from July 1 to December 31 each year.

Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries.  The credit agreement expires on December 31, 2013 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments.  It prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio and may limit our maximum borrowings.  As of September 29, 2012: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $48.9 million available for borrowing under the line of credit.

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

In fiscal 2012, we expect to spend a total of approximately $18 million on capital expenditures.  Capital spending through the thirty-nine weeks ended September 29, 2012 totaled $13.4 million, on track with our full year plans.  Capital spending in fiscal 2012 is primarily for the remodeling of approximately 14 stores and opening of five new stores, with six of these stores in our new design and the continued installation and upgrades of central office information technology systems.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2013.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On February 23, 2012, we announced that our share repurchase program had been extended to March 31, 2013.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program will be subsequently retired.  As of November 6, 2012, approximately 5.7 million shares at an average price of $7.35 per share have been repurchased under this program for an aggregate amount of $41.9 million, leaving $8.1 million of availability under the program.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, which is accounted for under the equity method.  In 2006, we granted a put option to a group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  As previously disclosed in our annual report on Form 10-K as filed with the SEC on March 15, 2012, the put option on all 1.25 million shares was exercised on February 13, 2012.  As of September 29, 2012, the book value of our investment in Ridemakerz had been reduced to zero.  We still retain an ownership interest of approximately 25%.  Under the current agreements, we may, at our option, own up to approximately 33% of fully diluted equity in Ridemakerz.  We have no material remaining obligations under the current agreements related to our interest in Ridemakerz.

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

In February 2012, we refreshed our Stuff Fur Stuff program.  Changes included earlier point expiration and more frequent awards in North America.  We also introduced award certificates in the United Kingdom.  These changes added additional elements to the estimate, but the calculation will continue to use similar inputs and historical data to those described in the Form 10-K.  While these changes did not have a material net impact to the reserve in the current period, any one of the new or changed elements could have a material effect in future periods.  We will continue to evaluate point accumulation and redemption patterns as trends develop over time.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings outstanding during the first nine months of fiscal 2012.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities.  These investments are considered to be cash equivalents or short-term investments, based on their original maturity and are classified accordingly on our balance sheet.  If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives and based on the aforementioned evaluation, the Company’s management, including the Chief Executive Bear and Chief Operations and Financial Bear, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2012, the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
Jul. 1, 2012 – Jul. 28, 2012	89	$4.58	-	$8,711,999
Jul. 29, 2012 – Aug. 25, 2012	118	$4.47	-	$8,711,999
Aug. 26, 2012 – Sep. 30, 2012	17,946	$4.12		$8,711,999
Total	18,153	$4.13	-

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

Date: November 8, 2012

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear
(on behalf of the registrant and as principal executive officer)

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary
(on behalf of the registrant and as principal financial officer)