Form 10-K
period 2012-12-29
BUILD A BEAR WORKSHOP INC
filed 2013-03-14
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒   No
There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $4.78 for the shares on the New York Stock Exchange on June 29, 2012) was $58,084,108 as of June 30, 2012.
As of March 8, 2013, there were 17,150,840 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 9, 2013 Annual Meeting are incorporated herein by reference.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is the leading, and only international company providing a “make your own stuffed animal” interactive retail-entertainment experience.  As of December 29, 2012, we operated 351 company-owned retail stores in the United States, Canada, the United Kingdom and Ireland, including 283 traditional and eight non-traditional Build-A-Bear Workshop® stores in the United States and Canada and 60 traditional Build-A-Bear Workshop stores in the United Kingdom and Ireland.  In addition, franchisees operated 91 Build-A-Bear Workshop stores in other international locations. Our core concept is based on our guests making, personalizing and customizing their own stuffed animals, and capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.

We offer an extensive and coordinated selection of merchandise, including over 30 different styles of animals to be stuffed, sounds and scents that can be added to the stuffed animals and a wide variety of clothing, shoes and accessories, as well as other brand appropriate toy and novelty items.  Our concept appeals to a broad range of age groups and demographics, including children, teens, parents and grandparents. We believe that our stores, which are primarily located in malls, are destination locations and draw guests from a large geographic reach.  Our stores average approximately 2,600 square feet in size and have a highly visual and colorful appearance, including custom-designed fixtures featuring teddy bears and other themes relating to the Build-A-Bear Workshop experience.  In 2012 we opened the first six stores in our new highly interactive design, which features a bold new look and enhanced experience.

We also market our products and build our brand awareness and equity in our countries of operation through national multi-media marketing programs that target our core demographic guests, principally children and their parents.  The programs incorporate consistent messaging across a variety of media, and are designed to increase our brand awareness and store traffic and attract more first-time and repeat guests.  In addition to supporting our e-commerce, our Web sites, buildabear.com® and bearville.comTM, promote brand connection and in-store products and events.

Since opening our first store in St. Louis, Missouri in October 1997, we have sold over 110 million stuffed animals.

Description of Operations

Guests who visit Build-A-Bear Workshop stores enter a teddy bear themed environment consisting of eight stuffed animal making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home®.  In our new store design, we have added an additional Love Me station to our signature process.  To attract our target guests, we have designed stores that are open and inviting, with an entryway that spans the majority of our storefront, and highly visual with colorful teddy bear themes and displays that create a “theme park” destination in the mall.  The duration of a guest’s experience can vary greatly depending on his or her preferences.  While most guests choose to participate in the full animal-making process and all eight stations, a process which we believe averages 45 minutes, guests can also visit a Build-A-Bear Workshop store and purchase items such as clothing, accessories, our Bear Buck$® and Cub Cash® gift cards, Bearville Outfitters® game cards or pre-made animals in only a few minutes.  We also offer a wide variety of animals and accessories on our e-commerce Web site, buildabear.com®.

We offer an extensive and coordinated selection of merchandise including over 30 varieties of animals to be stuffed, as well as a wide variety of other clothing and accessory items for the animals.  Our clothing is inspired by human fashion and includes authentic details such as functional buttons, working pockets, belt loops and zippers and has child-friendly, easy-to-dress details such as an opening for the stuffed animal’s tail and adjustable closures to help fit any size animal.  We enhance the authentic nature of a number of our products with strategic product licensing relationships with brands that are in demand with our guests such as officially sanctioned NFL®, NBA®, MLB® and the NHL™ team apparel, Skechers® shoes and Justice® clothing.  We also tap into pop culture that is relevant to our guests by featuring merchandise such as a Victoria Justice bear and accessories and Alvin and the Chipmunks® and SmurfTM stuffed characters.

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

Strategy

We are in the midst of a multi-year turnaround plan that builds on a strong base of profitable stores.  In 2012, our top 200 company-owned stores had an average 20 percent store level contribution.  We believe that our store base will be more profitable by the end of 2014 as we benefit from our initiatives.

To improve the productivity of our company-owned stores, we have three key strategic initiatives to improve our store sales and profitability: first, in North America, we are closing stores, primarily in multi-store markets where we can transfer a portion of sales to other stores in the same markets; second, also in North America, we are updating our brand experience by remodeling additional stores in our newly imagined design; and third, in both North America and in Europe, we plan to grow our base store business with improved merchandise selection and availability as well as rebalancing our marketing messaging to speak to our brand experience and product vs. product and promotion.

We expect to build the appeal of our stores and improve our store productivity and profitability by closing select stores, relocating and downsizing other stores and remodeling and opening select stores in a new design.  We believe that we can optimize stores in multi-store markets with fewer locations that have higher sales volumes.  In fiscal 2012, we closed ten stores in accordance with natural lease events such as expirations and lease termination options, primarily in multi-store markets, transferring a percentage of sales to other stores in the same markets.  We also relocated and downsized 11 stores within existing malls which we anticipate will lead to higher productivity metrics in these locations.  We opened five new stores across geographies, compared to 2011 when we opened nine new stores across geographies.  We currently expect to close an additional 50 to 60 stores in in fiscal 2013 and 2014 to reach an optimal store count of 225 to 250 Build-A-Bear Workshop stores in North America.  We believe our potential in the United Kingdom and Ireland is 60 to 70 stores.  In 2012, we also introduced a new store design which we believe enhances our interactive experience and better showcases our products.  In 2012, we successfully opened six locations in the new design and expect to have 40 to 50 additional locations by the end of 2014, primarily through remodels and relocations.

Our concept is a unique combination of experience and product, both of which are keys to our growth.  In terms of product innovation, we believe that the focus on larger, limited edition animal introductions that launch approximately once a month creates a sense of urgency to shop and drives traffic to our stores, increases conversion and improves sales.  We plan to further increase conversion and average transaction value by offering additional toy products and other branded products that are in demand with our core demographics yet consistent with our brand attributes of creativity and imaginative play.  We will use our national multi-media marketing programs to increase store traffic by promoting our interactive experience and seasonal product launches and to increase shopping frequency with guests who are members in our loyalty program.  We believe our signature store experience is a competitive advantage and the full integration of product, marketing and operations enhances our guests’ brand interaction.  We will continue to grow online engagement at bearville.com, as well as grow our e-commerce business.  We also plan to drive sales increases related to gift-giving occasions, such as birthdays and Christmas, by promoting our products and gift cards.

In response to an emerging trend of kids’ interaction and play in the online space, we maintain our virtual world, bearville.com.  The website is designed to complement and continue our in-store experience and enhance our core brand values.  By the end of 2012, there have been nearly 24 million accounts created.  This site drives interaction with core demographic segments and creates loyalty with these guests while also encouraging and promoting future store visits.  As kid’s play patterns have evolved into mobile technology, we launched the Build-A-Bear® App for mobile devices where users gain access to mobile-exclusive content and bearville.com games.  To date, there have been over 1.2 million downloads.  In 2013, we plan to continue to update and enhance our mobile App presence.

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

Marketing

We believe there is value in promoting and advertising the Build-A-Bear Workshop store and brand as a family-friendly destination that provides fun, affordable experiences appealing to a broad range of age groups and demographics.  This gives us a competitive advantage and is critical to our business strategy.  Our advertising expenditures were $23.0 million (6.1% of net retail sales) in fiscal 2012, $19.3 million (5.0% of net retail sales) in fiscal 2011 and $18.5 million (4.8% of net retail sales) in fiscal 2010, reflecting the continuation and further refinement of marketing initiatives. We believe our adjusted marketing strategies contributed to a significant improvement in sales trend in the fourth quarter of fiscal 2012 in the United States with comparable store sales increasing 2.4%, a significant improvement from the third quarter sales decline of 11.6%.  We will continue to adjust our marketing programs and expenditures as we move forward

In 2013, our goal is to continue to build top of mind brand awareness through fully integrated marketing programs.  Television advertising is a key strategy to reach and acquire new guests and gives existing guests new reason to visit.  Since February 2004, we have aired nationally televised advertisements in the United States.  In the fourth quarter of 2010, we expanded our television advertising to the United Kingdom.  In 2012, we rebalanced our advertising strategy in the United States to showcase the unique Build-A-Bear Workshop brand and experience in addition to featuring new products and selected seasonal promotions.

Build-A-Bear Workshop has a community of highly engaged advocates, both adults, primarily moms, and kids.  In 2012, we continued to expand our use of social media to reach and market to these brand advocates.  As of March 8, 2013, nearly 2.5 million Facebook users have “liked” the Build-A-Bear Workshop brand, we had nearly 40,000 Twitter followers, 8 million views on YouTube and over 1.2 million downloads of our Build-A-Bear App. Digital media and social media have allowed us to measure success of products, events, and other initiatives and to gather their feedback so we can focus on the programs that our guests value most highly.  In 2013, the digital space will continue to be an important component in our marketing efforts because it is an important part of where our guests spend time and engage with brands they support.  Since the digital space is constantly changing; we continue to evolve our online strategies to maximize our relevance.  Our child-centric Web site, bearville.com, is targeted at kids, primarily ages six to fourteen and continues to be a tool to increase brand engagement, promote our brand and raise awareness of in-store products and events. Our mobile app is also an important brand touch point for both moms and kids and we continue to increase our capabilities and presence in mobile technology.

 We also leverage our database of nearly 4.5 million active members of our Stuff Fur Stuff club loyalty program.  The program offers shoppers the opportunity to earn awards based on purchases as well as receive other member-only benefits.  In 2008, we launched a version of the program in the United Kingdom that did not include reward certificates, but served to gather guest data and maintain contact with our guests.  In 2012, we refreshed our Stuff Fur Stuff program to increase guest retention metrics.  Members earn awards for every 50 points, including, for the first time our guests in the United Kingdom. The guest and transactional data that is collected provides insight into the overall purchasing history of members including visit frequency, items purchased and amounts spent on each visit and cumulatively over time.  We continue to leverage this information and our database to market products, promotions and store events.

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

Product and Merchandise Licensing. We have key strategic relationships with select companies, including Disney®, Sanrio®, Skechers, Justice, Star Wars, MLB, NBA, NFL, the NHL®, and World Wildlife Fund US and Canada, in which we feature their brands on products sold in our stores.  These strategic relationships allow both parties to generate awareness of their brands.  We have also offered selected character and media-oriented products including Sanrio’s Hello Kitty, Disney’s Muppets, Minnie Mouse and Shake It Up themed bears, Fremantle’s Rebecca Bonbon, Fox Studio’s Ice Age, and holiday classics Rudolph the Red-Nosed Reindeer and the Grinch.

Promotional Arrangements. We have also developed promotional arrangements with select organizations.  Our arrangements with Major League Baseball teams, including the Chicago Cubs®, St. Louis Cardinals™ and Pittsburg Pirates® have featured stuffed animal giveaways at each club’s ballpark on a day in which our brand is highly promoted within the stadium.  In 2012, we partnered with McDonald’s® for the fourth time to feature limited edition, collectible mini Build-A-Bear Workshop animals in Happy Meals®.  We also have had arrangements featuring product sampling, cross promotions and shared media with companies such as Dairy Queen in North America and Betty Crocker’s Fruit Roll-ups.  We continued to partner with teen celebrity, Victoria Justice, who was our brand ambassador through July 2012.  The arrangement also featured Victoria Justice 4 BABW branded merchandise available in our stores.  In October 2012, we announced our next brand ambassador, pop star, Cody Simpson.

Third Party Licensing. We have continued a series of licensing arrangements with leading manufacturers to develop a collection of lifestyle Build-A-Bear Workshop branded products including children’s furniture, fruit snacks, girls play sets and novelty toys.  We believe that each of these initiatives has the potential to enhance our brand, raise brand awareness, and drive increased revenues and profitability.  We select companies for licensing relationships that we believe are leaders in their respective sectors and that understand and share our strategic vision for offering guests exciting and interactive merchandise.  We have policies and practices in place intended to ensure that the products manufactured under the Build-A-Bear Workshop brand adhere to our quality, value and usability standards.  We have entered into or maintained licensing arrangements for our branded products with leading manufacturers including Playmates Toys, Pulaski Furniture, ConAgra Foods and Enterplay.

Industry and Guest Demographics

While Build-A-Bear Workshop offers consumers an interactive and personalized experience, our tangible products are stuffed animals, including our flagship product, the teddy bear, a widely adored icon for over 100 years.  According to data published by the Toy Industry Association and The NPD Group, sales of the traditional toy market were $21.2 billion in the United States (excluding video games) in 2010 with plush and doll sales having a combined 18.7% share of the traditional toy market.  According to further estimates provided by The NPD Group, worldwide toy sales topped $83.3 billion dollars in 2010.

Our guests are diverse, spanning broad age ranges and socio-economic categories.  Major guest segments include families with children, primarily ages three to twelve, grandparents, aunts and uncles, teen girls who occasionally bring along their boyfriends, and child-centric organizations looking for interactive entertainment options such as scouting organizations and schools.  Based on information compiled from our guest database for 2012, the average age of the recipient of our stuffed animals at the time of purchase is nine years old and children aged one to fourteen are the recipients of approximately 80% of our stuffed animals.

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

Employees and Training

In January 2013, we were recognized by FORTUNE Magazine for the fifth consecutive year as one of the 100 Best Companies to Work For in the United States.  We believe that this honor is the result of our commitment to providing a great experience for our diverse team of associates as well as our guests.  We have a distinctive culture that we believe encourages contribution and collaboration.  We take great pride in our culture and feel it is critical in encouraging creativity, communication, and strong store performance.  All store managers receive comprehensive training through our Bear University program, which is designed to promote a friendly and personable environment in our stores and a consistent experience across our stores.

We extensively train our associates on the bear-building process and the guest experience.  In fiscal 2012, we hired approximately 3.5% of applicants for store manager positions.  We focus on employing and retaining people who are friendly and committed to guest service.  Our high employee retention rates contribute to the consistency and quality of the guest experience.  Our store teams are evaluated and compensated not only on sales results but also the results from our regular guest satisfaction surveys.  Each store has a recognition fund so that exceptional guest service can be immediately recognized and rewarded.  We are committed to providing compensation structures that recognize individual accomplishments as well as overall team success.

As of December 29, 2012, we employed approximately 1,000 full-time and 3,400 part-time employees.  We divide our store base into three geographic regions, with the United Kingdom and Ireland representing one of those regions.  The regions are led by our Chief Operations and Financial Bear; our North American operations are led by our Chief Workshop Bear – North America and there are three Regional Workshop Managing Directors.  Bearitory Leaders are responsible for each of our 31 store districts, or bearitories, consisting of on average, 11 stores.  Historically, our stores generally have had a full-time Chief Workshop Manager, and three additional managers who are full-time or part-time, depending upon the volume at the specific location, in addition to part-time hourly Bear Builder® associates.  In 2011 and 2012, as part of our cost savings initiatives, we adjusted our store staffing model to reduce fixed costs and provide flexibility to better match staffing levels to peak sales times.  This resulted in significant savings in store payroll, while still maintaining our high levels of overall guest satisfaction.  In addition to the approximately 4,000 employees at our store locations, we employ approximately 230 associates in general administrative functions at our World Bearquarters in St. Louis, Missouri, approximately 70 associates at our Bearhouse distribution center in Groveport, Ohio, and approximately 20 associates in our European Bearquarters in Windsor, England.  The number of part-time employees at all locations fluctuates depending on our seasonal needs.  We are committed to innovation and invention and generally have confidentiality agreements with our employees and consultants.  Store managers and Bearquarters associates pass specific profile assessments.  None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

International Franchises

In 2003, we began to expand Build-A-Bear Workshop stores outside of the United States, opening company-owned stores in Canada and our first franchised location in the United Kingdom.  As of December 29, 2012, there were 91 Build-A-Bear Workshop franchised stores located in 14 countries. All stores outside of the U.S., Canada, the United Kingdom and Ireland are currently operated by third party franchisees under separate master franchise agreements covering each territory.  Master franchise rights are typically granted to a franchisee for an entire country or group of countries for a specified term.  The terms of these master franchise agreements vary by country but typically provide that we receive an initial, one-time development fee and continuing royalties based on a percentage of the franchisees’ stores sales.  The terms of these agreements range up to 25 years with a franchisee option to renew for an additional term if certain conditions are met.  All franchised stores have similar signage, store layout and merchandise characteristics to our company-owned stores.

Our goal is to have well-capitalized franchisees with expertise in retail operations or franchising and real estate in their respective country.  We collaborate with our franchisees in the development of their business, marketing and store growth plans.  We review all franchisees’ orders for merchandise which are made in the same factories that produce products for our company-owned stores and advise our franchisees concerning their operational and business practices in an effort to ensure they are in compliance with our standards.  We expect our current franchisees to open approximately eight to twelve new stores in fiscal 2013.

Sourcing and Inventory Management

We do not own or operate any manufacturing facilities.  Our animal skins, stuffing, clothing and accessories are produced by factories located primarily in China.  We purchased approximately 80% of our inventory in fiscal 2012, approximately 81% in fiscal 2011 and approximately 73% in fiscal 2010 from three long standing vendors.  After specifying the details and requirements for our products, our vendors contract orders with multiple manufacturing facilities in China that are approved by us in accordance with our quality control and labor standards.  We believe that our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification.

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

Management Information Systems and Technology

Optimizing technology is a key business strategy.  We are committed to utilizing and leveraging digital advancements to gain a competitive edge and improve guest experiences.  We regularly evaluate strategic information technology initiatives focused on competitive differentiation, support of corporate strategy and reinforcement of our internal support systems.  In 2012, we launched our new store design that combines our signature in-store experience with innovative digital technology that enhances our guests’ experiences and adds interactive and customization features to our stuffed animal making process.

We have developed award-winning, proprietary software including our new Digital Sound Station, party scheduling system and domestic and international versions of our Name Me kiosk, which populates our Find-A-Bear® identification system.  Data from these systems are used to support key decisions in all areas of our business, including merchandising, allocation and operations.  Our innovation continues in our new store design which begins with an interactive storefront where guests can engage and play with the digital signage.  The new Love Me station gives our guests the ability to customize the inside of their animal with special personality attributes displayed as emoticons on an interactive table.  The redesigned Fluff Me station, includes a digital bath tub that recognizes items as they are placed on it and reacts with sensory effects such as virtual bubbles that appear when play soap is placed on the surface.  Finally, at our updated Name Me station guests use a viewfinder that reveals the customized attributes that have been added to the animal throughout the process.

We believe our information and operational systems to be best in class that incorporate a broad range of purchased and internally developed technologies; each is built on a foundation of sound business processes and supports guest relationship management, marketing, financial, retail operations, real estate, merchandising, e-commerce and inventory management processes, with a goal to deliver solid business results.  Our employees can securely access these systems over a company-wide network.  Sales, daily deposit and guest information are automatically collected from the stores’ point-of-sale terminals and kiosks on a near real time basis. All data captured is secured, Payment Card Industry compliant and protected by a solid disaster recovery plan.  Our critical systems are reviewed on a regular basis to evaluate security and disaster recovery.

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

Intellectual Property and Trademarks

As of December 29, 2012, we had obtained over 206 U.S. trademark registrations, including Build-A-Bear Workshop for stuffed animals and accessories for the animals, retail store services and other goods and services, 36 issued U.S. patents with expirations ranging from 2013 through 2020 and over 381 copyright registrations.  In addition, we have five U.S. trademark applications pending.  We have exclusive patent rights from a third party in association with our BUILD-A-SOUND message device and system.  We were granted exclusive licenses to use the device and system covered by the patents in retail stores similar to ours.  While we have the right to sublicense the patent, the licensor has agreed not to grant competing license rights to any of our competitors.  In the event that we or the licensor has reason to believe that a third party is infringing upon the patents, the licensor is generally required to bear the expenses required to maintain and defend the patents.  Our exclusive rights will last until the expiration of the latest patent covered by the agreement, calculated to be 2017, unless the agreement is terminated.

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

Availability of Information

We make certain filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investor Relations section of our corporate website, http://ir.buildabear.com, as soon as reasonably practicable after they are filed with the SEC.  The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at http://www.sec.gov. Our Annual Reports to shareholders, press releases and investor updates are also available on our website, free of charge, in the Investor Relations section or by writing to the Investor Relations department at World Bearquarters, 1954 Innerbelt Business Center Dr., St. Louis, MO 63114.

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

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions.  A continued slowdown in the United States, Canadian or European economies or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products.  Any of these factors would likely result in lower net sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability.  For example, the slower economy in the United States and Europe has caused our sales to decline and led us to slow our growth plans.

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

Our future growth and profitability could be adversely affected if our marketing and online initiatives are not effective in generating sufficient levels of brand awareness and guest traffic or if consumer preferences change significantly.

We continue to update and evaluate our marketing initiatives, focusing on brand awareness, new product news, timely promotions and rapidly changing consumer preferences.  We may not be able to successfully engage children in our virtual world website, bearville.com, achieve high enough traffic levels nor be able to leverage the site to drive traffic to our stores and choose to discontinue operating the site.  Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing and advertising programs and future marketing and advertising efforts that we undertake, including our ability to:

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

Our comparable store sales for 2012 declined 3.3% following a 2.1% decline in 2011, following a 2.0% decline in 2010, a 13.4% decline in fiscal 2009 and a 14.0% decline in fiscal 2008.  We believe that the decrease in 2012 was primarily attributable to a decline in transactions compared to 2011, specifically in the third quarter and the negative economic conditions in the UK that we believe contributed to a decline in consumer spending.  We believe that the decrease in 2011 was primarily attributable to the underperformance of certain licensed movie products in the fourth quarter.  We believe that global economic conditions continued to impact our comparable store sales in 2010.  We believe that the decrease in fiscal 2009 was primarily attributable to the continued economic recession and dramatic decrease in consumer sentiment and the decline in North American shopping mall traffic.  We believe that the decrease in 2008 was primarily attributable to the economic recession and decrease in consumer disposable income, a continued decline in shopping mall customer traffic and changes in media strategies, online entertainment, children’s media consumption and play patterns.  We believe the principal factors that will affect comparable store results include the following:

•	the continuing appeal of our concept;

•	the effectiveness of our marketing efforts to attract new and repeat guests;

•	consumer confidence and general economic conditions;

•	the impact of changes in governmental policies on consumer sentiment and discretionary spending levels as happened in the UK

•	the impact of store closures, relocations and openings in existing markets;

•	the impact of our new store design;

•	our ability to anticipate and to respond, in a timely manner, to consumer trends;

•	the continued introduction and expansion of our merchandise offerings;

•	mall traffic;

•	competition for product offerings including in the online space;

•	the timing and frequency of national media appearances and other public relations events; and

•	weather conditions.

As a result of these and other factors, we may not be able to generate or achieve comparable stores sales growth in the future.  If we are unable to do so, our results of operations could be significantly harmed and we may be required to record significant impairment charges.

Our strategy requires us to operate a significant number of stores in the United States, Canada, the United Kingdom and Ireland, as well as close, relocate and open store locations in these countries.  If we are not able to operate these stores or to effectively manage the overall portfolio of our stores, it could adversely affect our ability to grow and could significantly harm our profitability.

Our future results will largely depend on our ability to operate our stores successfully in the United States, Canada, the United Kingdom and Ireland and optimizing store productivity and profitability by closing select stores, relocating and downsizing other stores and remodeling and opening select stores in a new design.  Through 2008 we had opened over 300 stores and acquired 40 in the UK.  Since then we slowed net store growth considerably with one net closure in both 2009 and 2010 and three net closures in 2011, exclusive of temporary locations.  In 2012, we announced a plan to reduce our store count in North America to 225 to 250 stores.  We plan to achieve this with 50 to 60 additional closures by the end of 2014.  This is in addition to the 10 locations closed in 2012 and 12 locations closed in 2011.  Our ability to manage our portfolio of stores in future years in desirable locations and operate stores profitably, particularly in multi-store markets, is a key factor in our ability to grow successfully.  We cannot assure you as to when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated.  We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations.  For example, in 2012, 2011 and 2010, we closed two, five and four locations, respectively, prior to the expiration of their respective leases.  Prior to 2010, we had closed four stores since our inception (excluding four stores that we closed in connection with our 2006 acquisition of Amsbra and The Bear Factory in the UK).  We may decide to close other stores in the future.  Our ability to successfully manage our portfolio of stores also depends on our ability to:

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

In July 2005, we opened our flagship store in New York City.  This store is much larger than our typical mall-based stores and as such, we may be unable to generate revenues from this store at a level that justifies keeping the store open.  Closing this store could not only have an adverse impact on our sales if we are unable to establish other retail locations within the market, but, as our flagship store, it could also have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.

Increased demands on our operational, managerial and administrative resources as a result of our store strategy could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability. Additionally, closing multiple stores could have an adverse impact on the Build-A-Bear Workshop brand and consumer perception of our brand.

We may not be able to operate our foreign company-owned stores in the United Kingdom and Ireland profitably.

In April 2006, we acquired The Bear Factory Limited, a stuffed animal retailer in the United Kingdom owned by The Hamleys Group Limited, and Amsbra Limited, our former United Kingdom franchisee (the UK Acquisition).  Both The Bear Factory and Amsbra had losses prior to our acquisition.  Although we have realized some benefits from these operations as part of our larger company, we may be unable to continue to do so on a consistent basis.  In particular, we face business, regulatory and cultural differences from our domestic business, such as economic conditions, changes in foreign government policies and regulations and potential restrictions and costs to convert and repatriate currency, as well as other risks that we may not anticipate.  We also face difficulties realizing benefits because we have less brand awareness than in the U.S., face higher labor and rent costs, and have different holiday schedules.  In 2007, we terminated our French franchise agreement and opened three company-owned stores in France.  We were unable to operate the stores in France profitably and in 2010, we closed all three of our company-owned stores in France.  Additionally in 2012, we recognized an impairment charge on all of the goodwill associated with our UK acquisition along with the store assets at certain store locations with poor operating results.

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

We lease all of our store locations.  The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level.  A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s options or ours.  Furthermore, some of our leases contain various restrictions relating to change of control of our company.  Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters within the malls.  In addition, the lease for our store in the Downtown Disney® District at the Disneyland® Resort in Anaheim, California currently expires in 2013 and we have not reached agreement on renewal terms.  This lease provides that the landlord may terminate the lease at any time, subject to the payment of an early termination fee.  As a result, we cannot assure you that the landlord will not exercise its right to terminate this lease.

In addition, most of our other leases will expire within the next ten years and many of our initial leases are near completion and do not contain options to renew.  We may not be offered a lease renewal by our landlord, may not be able to renew leases under favorable economic terms or maintain our existing store location thereby requiring additional capital expenditure to move the store location within the mall.  Those locations may be in parts of the mall that have less traffic or be positioned further from our desired co-tenants and our ongoing sales and profitability results may be negatively affected.  The terms of new leases may not be as favorable, increasing store expenses and impacting overall profitability.  If we execute termination rights, we may have expenses and charges associated with those closures which could negatively impact our profitability.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries; therefore the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase our merchandise from domestic vendors who contract with manufacturers in foreign countries, primarily in China.  Any event causing a disruption of imports, including the imposition of import restrictions or labor strikes or lock-outs, could adversely affect our business.  The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products.  Such tariffs or quotas are subject to change.  Our compliance with the regulations is subject to interpretation and review by applicable authorities.  Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us.  In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors.  The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments which would impact our revenue and profit in various markets.

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

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed.  We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries.  For example, we have voluntarily recalled four products in the past four years due to possible safety issues.  While the vendors have historically reimbursed us for certain, related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position.  Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate.  Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage.  Furthermore, we may not be able to maintain adequate liability insurance in the future.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

The success of our business depends upon our senior management closely supervising all aspects of our business, in particular the operation of our stores and the design, procurement and allocation of our merchandise.  Also, because guest service is a defining feature of the Build-A-Bear Workshop experience, we must be able to hire and train qualified managers and Bear Builder associates to succeed.  The loss of certain key employees, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified store associates could have a material adverse effect on our business, financial condition and results of operations.  We generally do not maintain key person insurance with respect to our executives.

For example, in January 2013, we announced that Ms. Maxine Clark, our Founder and Chief Executive Bear (CEB) would be retiring from her position as CEB of Build-A-Bear Workshop, Inc. and that a search would be conducted to identify her replacement.  Ms. Clark currently intends to remain with the company until a replacement is hired and intends to remain on our Board of Directors.  The success of our business depends on our ability to attract a successor that can continue to drive the execution of the company’s strategic initiatives as well as contribute additional strategic thought leadership to our company.  We may not be able to retain all senior management or associates during the transition period and integration period of the new CEB.

We have also announced our plans to close 50 to 60 additional stores by the end of 2014.  To the extent available, managers and associates will be offered opportunities at nearby stores.  This may lead to higher company turnover.  In addition, having fewer stores will limit promotion opportunities in the future for current associates, which may have a negative impact on our ability to retain quality employees, which may in turn have a negative impact on our results of operations.

We rely on a few vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any manufacturing facilities.  We purchased approximately 80% of our merchandise in fiscal 2012, approximately 81% in fiscal 2011 and approximately 73% in fiscal 2010 from three vendors.  Our 2010 purchases included a significant purchase of non-proprietary toy products that were incremental to our traditional purchasing.  Excluding these purchases, we purchased approximately 80% of our merchandise from three vendors.  These vendors in turn contract for our orders with multiple manufacturing facilities located primarily in China for the production of merchandise.  Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.  Our vendors could discontinue sourcing merchandise for us at any time.  If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations.  For example in 2011, one factory used by one of our vendors closed unexpectedly, causing us to quickly switch factories for one product, affecting the quality and flow of the product.  Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

Our profitability could be adversely affected by high petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins and stuffing.  For example, our results in fiscal 2012, 2011, 2008 and 2007 were impacted by significant increases in fuel surcharges due to higher petroleum products prices.  We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices.  Therefore, any such increase could have an adverse impact on our business and profitability.

If we are not able to franchise new stores outside of the United States, Canada, the United Kingdom and Ireland, if we are unable to effectively manage our international franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

In 2003, we began to expand the Build-A-Bear Workshop brand outside of the United States, opening company-owned stores in Canada and our first franchised location in the United Kingdom.  We have continued to expand outside of our company-owned regions through franchising in a number of countries.  As of December 29, 2012, there were 91 Build-A-Bear Workshop franchised stores located outside of the United States, Canada, the United Kingdom and Ireland.  We cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores.  International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing North American and European markets, which may cause these stores to be less successful than those in our existing markets.  Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we currently encounter in our existing markets.  The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations.  These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

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

Our Web site, bearville.com, features children’s games and in world e-mail and chat system.  In addition, our e-commerce site, buildabear.com, features e-cards and printable party invitations and thank-you notes and provides an opportunity for children under the age of 13 to sign up, with the consent of their parent or guardian, to receive our online newsletter.  We currently obtain and retain personal information about our Web site users, store shoppers and Stuff Fur Stuff loyalty program members.  In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear identification system.  Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors.  Such regulations include or may include requirements that companies establish procedures to:

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

We may suffer negative publicity or a decrease in sales or profitability if the non-proprietary toy products we sell in our stores do not meet our quality standards or fail to achieve our sales expectations.

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

The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada and Europe in a timely manner.  We have a 350,000-square-foot distribution center in Groveport, Ohio.  We rely on this company-owned distribution center to receive, store and distribute merchandise for the majority of our North America stores.  We rely on third parties to manage all of the warehousing and distribution aspects of our business on the West Coast of the United States and in Europe.  Any significant interruption in the operation of the distribution centers due to natural disasters and severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory.  These factors may also impair our ability to adequately stock our stores and could decrease our sales and increase our costs associated with our supply chain.

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

In 2008 and 2009, the general economic and capital market conditions in the United States and other parts of the world deteriorated significantly.  These conditions adversely affected borrowers’ access to capital and increased the cost of capital.  Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the capital markets or that our capital resources will at all times be sufficient to satisfy our liquidity needs.  Capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered into in 2000 and has been extended annually since then and currently expires December 31, 2014.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Stores

As of December 29, 2012, we operated 291 retail stores located primarily in major malls throughout the United States, Canada and Puerto Rico, 58 stores located in the United Kingdom and two stores in Ireland in our Retail segment.  Our North American stores generally range in size from approximately 2,000 to 4,000 gross square feet and average approximately 2,800 square feet, while our tourist location stores currently range up to 7,000 square feet and our flagship store in New York City is approximately 20,000 square feet.  Our UK stores range in size from approximately 800 to 2,300 selling square feet and average approximately 1,400 selling square feet.  Our stores are highly visual and colorful featuring a teddy bear theme and larger than life details including a “sentry bear” at the front entry, custom-designed fixtures as well as a customized Build-A-Bear Workshop tile logo in our entryway.  Our stores are designed to be open and inviting so that guests can fully immerse in the shopping experience and actively participate in the creation and customization of their purchase. Our typical store features one or two stuffing machines, three to five Name Me computer stations and numerous displays of fully-dressed stuffed animals throughout the store.  We select malls and make site selections within the mall based upon demographic analysis, market research, site visits and mall dynamics as well as actual past history and mall performance metrics. We have identified additional target sites that meet our criteria for new stores in new and existing markets.  We seek to locate our mall-based stores in areas with maximum customer traffic, often near to or in the center of the mall, as well as offering adjacencies to other children, teen and family retailers.

We lease all of our store locations.  Due to our attraction as a family-oriented entertainment destination concept, we continue to have high interest from mall owners and developers to locate a Build-A-Bear Workshop store in their malls.  We believe that we generally have negotiated favorable lease terms including provisions providing for exclusivity of operation of our concept in the mall.  Our stores are located in a variety of shopping center types.  As of December 29, 2012, the distribution of our stores is as follows:

Super regional center	210
Regional center	89
Open air lifestyle center	17
Outlet center (1)	11
Other (theme, NYC, concession)	16
Total traditional stores	343
Temporary locations	4
Other (ballparks, zoo)	4

Total company-owned retail locations	351

(1)	Build-A-Bear Workshop stores in outlet centers are not merchandised with outlet merchandise.

Most of our leases have an initial term of ten years and do not have renewal options or clauses although our leases in the United Kingdom are typically covered by laws and regulations that give us priority rights of renewal.  A number of our leases, primarily in North America, provide a lease termination or “kick out” option, which may be mutual, allowing either party to exercise the option in a pre-determined year or years, typically the third or fourth year and sixth or seventh year of the lease, if we do not meet certain agreed upon minimum sales levels.  In addition, our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions.  Most of our leases in North America also require the payment of a fixed minimum rent as well as percentage rent based on sales in excess of agreed upon minimum annual sales levels.  Our leases in the United Kingdom and Ireland typically have rent reviews every five years in which the base rental rate is adjusted to current market rates if they are higher than the original rent agreed.

Following is a list of our 351 company-owned stores in the United States, Canada, the United Kingdom and Ireland as of December 29, 2012:

State	Number of Stores
Alabama	5
Alaska	1
Arizona	5
Arkansas	3
California	27
Colorado	6
Connecticut	5
Delaware	1
District of Columbia	1
Florida	20
Georgia	8
Idaho	1
Illinois	9
Indiana	7
Iowa	3
Kansas	2
Kentucky	3
Louisiana	5
Maine	2
Maryland	6
Massachusetts	9

State	Number of Stores
Michigan	4
Minnesota	2
Mississippi	2
Missouri	9
Montana	1
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	11
New Mexico	1
New York	12
North Carolina	9
Ohio	10
Oklahoma	2
Oregon	3
Pennsylvania	11
Puerto Rico	1
Rhode Island	1
South Carolina	3
Tennessee	6
Texas	25
Utah	3
Virginia	9
Washington	5
West Virginia	1
Wisconsin	5

Canadian Province
Alberta	3
British Columbia	2
Manitoba	1
Nova Scotia	1
Ontario	9
Quebec	3
Saskatchewan	1
United Kingdom
England	50
Scotland	6
Wales	1
Northern Ireland	1
Republic of Ireland	2

Non-Store Properties

In addition to leasing all of our store locations, we lease approximately 59,000 square feet for our corporate headquarters, or World Bearquarters, in St. Louis, Missouri.  Our World Bearquarters houses our corporate staff, our call center and our on-site training facilities.  The lease was amended, effective January 1, 2008 with a six-year term, and may be extended for two additional five-year terms.  In September 2006, we completed construction of a company-owned warehouse and distribution center, or Bearhouse, in Groveport, Ohio, which is utilized primarily by our Retail segment.  The facility is approximately 350,000 square feet.  In 2007, our web fulfillment site moved to the Bearhouse.

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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$8.73	$5.01	$8.66	$6.00
Second Quarter	$5.41	$4.03	$7.00	$5.53
Third Quarter	$5.24	$3.82	$6.63	$4.60
Fourth Quarter	$4.31	$3.10	$8.80	$4.37

As of March 8, 2013, the number of holders of record of the Company’s common stock totaled approximately 2,541.

PERFORMANCE GRAPH

The following performance graph compares the 60-month cumulative total stockholder return of our common stock, with the cumulative total return on the Russell 2000® Index and an SEC-defined peer group of companies identified as SIC Code 5600-5699 (the “Peer Group”).  The Peer Group consists of companies whose primary business is the operation of apparel and accessory retail stores. Build-A-Bear Workshop is not strictly a merchandise retailer and there is a strong interactive, entertainment component to our business which differentiates us from retailers in the Peer Group.  However, in the absence of any other readily identifiable peer group, we believe the use of the Peer Group is appropriate.

The performance graph starts on December 29, 2007 and ends on December 28, 2012, the last trading day prior to December 29, 2012, the end of our fiscal 2012.  The graph assumes that $100 was invested on December 29, 2007 in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.  They are not intended to forecast the possible future performance of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Sep. 30, 2012 – Oct. 27, 2012	215	$4.03	-	$8,711,999
Oct. 28, 2012 – Nov. 24, 2012	366,741	$3.67	366,700	$7,364,562
Nov. 25, 2012 – Dec. 29, 2012	-	$-	-	$7,364,562
Total	366,956	$3.67	366,700

(1)
Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter.  Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)
On February 28, 2013, we announced the further extension of our $50 million share repurchase program of our outstanding common stock until March 31, 2014.  The program was authorized by our board of directors.  Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors.  Purchase activity may be increased, decreased or discontinued at any time without notice.  Shares purchased under the program are subsequently retired.  As of March 8, 2013, we had approximately $7.4 million of availability under the program.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

Dividend Policy

No dividends were paid in 2012 or 2011.  We anticipate that we will retain any future earnings to support operations, to finance the growth and development of our business and to repurchase shares of our common stock from time to time and we do not expect, at this time, to pay cash dividends in the future.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant.  Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

ITEM 6.         SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended December 29, 2012, December 31, 2011, January 1, 2011, January 2, 2010 and January 3, 2009, as fiscal years 2012, 2011, 2010, 2009 and 2008, respectively.  Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year.  Fiscal years 2012, 2011, 2010 and 2009 included 52 weeks and fiscal year 2008 included 53 weeks.  All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks.  When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data.  The balance sheet data as of December 29, 2012 and December 31, 2011 and the statement of operations and other financial data for our fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The balance sheet data as of January 1, 2011, January 2, 2010, and January 3, 2009, and the statement of operations and other financial data for our fiscal years ended January 2, 2010 and January 3, 2009 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.  You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Statement of income data:
Total revenues	$380,941	$394,375	$401,452	$395,906	$468,316
Costs and expenses:
Cost of merchandise sold	230,181	234,227	239,556	247,511	270,918
Selling, general and administrative	165,516	162,881	164,618	161,782	188,018
Goodwill impairment	33,670	-	-	-	-
Store closing (1)	-	-	-	981	2,952
Losses from investment in affiliate (2)	-	-	-	9,615	-
Interest expense (income), net	3	(81)	(250)	(143)	(799)
Total costs and expenses	429,370	397,027	403,924	419,746	461,089
Income (loss) before income taxes	(48,429)	(2,652)	(2,472)	(23,840)	7,227
Income tax expense (benefit)	866	14,410	(2,576)	(11,367)	2,663
Net income (loss)	$(49,295)	$(17,062)	$104	$(12,473)	$4,564
Earnings (loss) per common share:
Basic	$(3.02)	$(0.98)	$0.01	$(0.66)	$0.24
Diluted	$(3.02)	$(0.98)	$0.01	$(0.66)	$0.24
Shares used in computing common per share amounts:
Basic	16,331,672	17,371,315	18,601,465	18,874,352	19,153,123
Diluted	16,331,672	17,371,315	18,653,012	18,874,352	19,224,273

	Fiscal Year
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Other financial data:
Retail gross margin ($) (3)	$145,687	$154,468	$155,128	$142,572	$190,500
Retail gross margin (%) (3)	38.9%	39.9%	40.1%	36.7%	41.3%
Capital expenditures, net (4)	$17,268	$12,248	$14,649	$8,148	$23,215
Depreciation and amortization	21,422	24,232	26,976	28,487	28,883

Cash flow data:
Cash flows provided by operating activities	$14,864	$16,010	$22,021	$23,990	$23,615
Cash flows used in investing activities	$(15,096)	$(13,318)	$(13,766)	$(8,898)	$(26,629)
Cash flows provided by (used in) financing activities	$(1,224)	$(14,587)	$(7,216)	$-	$(14,024)

Store data (5):
Number of stores at end of period
North America - Traditional	283	287	290	291	292
North America - Non-traditional	8	11	15	5	5
Total North America	291	298	305	296	297
Europe	60	58	54	54	54
Total stores	351	356	359	350	351
Square footage at end of period
North America - Traditional	805,770	829,449	841,600	846,373	856,504
North America - Non-traditional	12,610	18,956	32,950	4,533	4,533
Total North America	818,380	848,405	874,550	850,906	861,037
Europe (6)	86,331	83,911	77,520	77,520	77,520
Total square footage	904,711	932,316	952,070	928,426	938,557
Average net retail sales per store - North America (7) (8)	$1,003	$1,021	$1,030	$1,044	$1,329
Net retail sales per gross square foot - North America (8) (9)	$350	$354	$356	$358	$445
Consolidated comparable store sales change (%) (10)	(3.3)%	(2.1)%	(2.0)%	(13.4)%	(14.0)%

Balance sheet data:
Cash and cash equivalents	$45,171	$46,367	$58,755	$60,399	$47,000
Working capital	30,503	37,610	51,671	53,865	38,880
Total assets	192,102	241,571	275,794	284,273	300,152
Total stockholders' equity	83,137	129,243	157,713	164,780	167,725

(1)	Store closing represents expenses related to the closure of the friends 2B made concept.
(2)	In 2012, $475 of losses from investment in affiliate was included in selling, general and administrative expenses.
(3)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

(4)
Capital expenditures, net consist of leasehold improvements, furniture and fixtures, land, buildings, computer equipment and software purchases, as well as trademarks, intellectual property, key money deposits and deferred leasing fees.

(5)	Excludes our web store and temporary, seasonal and event-based locations.
(6)	Square footage for stores located in Europe is estimated selling square footage and includes stores in the United Kingdom, Ireland and France.
(7)	Average net retail sales per store represents net retail sales from traditional stores open throughout the entire period in North America divided by the total number of such stores.
(8)
When we refer to average net retail sales per store and net retail sales per gross square foot for any period, we include in those calculations only those traditional stores that have been open for that entire period in North America.  European stores are not included.

(9)
Net retail sales per gross square foot represents net retail sales from stores open throughout the entire period in North America divided by the total gross square footage of such stores.  European stores are not included.

(10)	Comparable store sales percentage changes are based on net retail sales. Stores are considered comparable beginning in their thirteenth full month of operation.

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

Overview

We are the leading, and only international, company providing a “make your own stuffed animal” interactive entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals.  Our concept, which we developed  primarily for mall-based retailing, capitalizes on what we believe is the relatively untapped demand for experience-based shopping as well as the widespread appeal of stuffed animals.  The Build-A-Bear Workshop experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents.  As of December 29, 2012, we operated 283 traditional stores in the United States, Canada and Puerto Rico, 58 stores in the United Kingdom and two stores in Ireland, and had 91 franchised stores operating in international locations under the Build-A-Bear Workshop brand.  In addition to our stores, we sell our products on our e-commerce Web site, buildabear.com and market our products and build our brand through our “virtual world” Web site, bearville.com, which complements our interactive shopping experience and positively enhances our core brand value.  We also operate non-traditional store locations in a Major League Baseball ballpark, a zoo, a science center, an airport and other temporary locations.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom and Ireland, a web store and seasonal, event-based locations;

•	Transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales; and

•	International stores operated under franchise agreements.

Selected financial data attributable to each segment for fiscal 2012, 2011 and 2010, are set forth in Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Expansion and Growth Potential” subsections of this Overview.

We believe that we have developed an appealing retail store concept that, for North American stores open for the entire year, averaged $1.0 million in fiscal 2012, fiscal 2011 and fiscal 2010 in net retail sales per store.  For a discussion of the changes in comparable store sales in fiscal years 2012, 2011 and 2010, see “— Revenues” below.  Store contribution, which consists of income (loss) before income tax expense (benefit); interest; store depreciation, amortization and impairment; goodwill impairment; losses from investment in affiliate, preopening and general and administrative expense, excluding franchise fees, income from commercial activities and contribution from our web store, temporary and seasonal event-based locations, as a percentage of net retail sales, excluding revenue from our web store, temporary and seasonal and event-based locations, was 13.2% for fiscal 2012, 15.2% for fiscal 2011 and 15.3% for fiscal 2010.  Total company net loss as a percentage of total revenues was 12.9% for fiscal 2012 and 4.3% for fiscal 2011.  Total company net income as a percentage of total revenues was 0.0% for fiscal 2010.  See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net (loss) income.  The net loss in 2012 was primarily attributable to the decrease in comparable store sales and the impairment of the Company’s goodwill related to its UK operations.  The net loss in 2011 was primarily attributable to the decrease in comparable store sales and the recording of a valuation allowance on the Company’s US deferred tax assets.

In 2012, our results were negatively impacted by the declining sales in the UK.  In North America, the results reflect the early results of turnaround efforts, increased costs for marketing, newly imagined store design remodels and openings and store closings.  In 2011, our results reflect stabilizing economic trends and modest mall traffic increases but continuing low levels of consumer confidence.  In 2011, our store contribution percentage was essentially flat with 2010, as declining sales were offset by lower store expenses, specifically payroll and supplies.  In 2010, our results reflect the challenging retail environment – economic recession, declining mall traffic, and slowing consumer spending – factors impacting many retailers and particularly our company given the discretionary nature of our products and our experience.

Our 2013 plan builds on steps taken in 2012 to balance our long term business goals while recognizing the continuing challenges of the retail environment.  We plan to improve store productivity and profitability by strategically closing 50 to 60 stores during the next two years and reducing the square footage of an additional 10 to 15 stores by relocating them within the same malls.  This initiative will allow us to focus on our business and align all operations around our goals of improving our comparable stores sales performance and store productivity, while also building our long term brand value.  We currently expect to transfer, on average, approximately 20% of the sales from the closed stores to other stores in the same markets. In 2013, through March 8, we have closed 15 stores. Our current plans also include the relocation or remodel of approximately 25 locations in 2013 with the complete new design that feature a bold new look and enhanced experience as we continue to lead in the interactive experiential retail space.

While Build-A-Bear Workshop in North America will operate fewer stores that we expect will have higher sales volumes and profitability, we will continue to grow internationally, primarily through our franchisees.  We also intend to increase shopping frequency by increasing new guest traffic to its stores, specifically focusing on families with children and intensifying digital engagement to increase visits from our existing guests and by reinforcing our store as a top destination for gifts.  In 2009, we implemented cost reduction initiatives that resulted in approximately $25 million in pre-tax savings.  We were able to maintain these savings in 2010 and 2011 and saved an additional $3 million in 2011.  We achieved an additional $7.5 million in savings in 2012 that were used to support sales-driving marketing initiatives and were partially offset by product cost increases.  We ended fiscal 2012 with no borrowings under our bank loan agreement and with $45 million in cash and cash equivalents after investing $17 million in capital projects and $1 million in share repurchases.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our web store and other non-store locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale.  Revenues from gift cards are recognized at the time of redemption.  Our guests use cash, checks, gift cards and third party credit cards to make purchases.  We classify stores as new, non-comparable and comparable stores.  Stores enter the comparable store calculation in their thirteenth full month of operation.  Our web store and temporary, seasonal and event-based locations are not included in our store count or in our comparable store calculations.  Non-comparable stores also result from a store relocation or remodel that results in a significant change in square footage.  The net retail sales for that location are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the change.

We have a loyalty program with a frequent shopper reward feature, the Stuff Fur Stuff club. Members of the program receive one point for every dollar spent and receive awards after reaching certain point thresholds. On a quarterly basis, an estimate of the obligation related to the program, based on actual points and awards outstanding and historical point conversion and award redemption patterns, is recorded as an adjustment to deferred revenue and net retail sales.  At the time of redemption of the award, the deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales.  As the awards can be earned or redeemed at any of our store locations, we account for changes in the deferred revenue account at the total company level only.  Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in the deferred revenue amount.  See “---Critical Accounting Estimates” for additional details on the accounting for the deferred revenue under our customer loyalty program.

We use net retail sales per gross square foot and comparable store sales as performance measures for our business. The following table details net retail sales per gross square foot by age of store for the periods presented:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net retail sales per gross square foot - North America (1) (2)
Store Age > 5 years (247 stores in 2012, 220 stores in 2011)	$353	$362	$370
Store Age 3-5 years (19 stores in 2012, 56 stores in 2011)	$301	$315	$321
Store Age <3 years (3 stores in 2012, 4 stores in 2011)	$464	$369	$317
All comparable stores	$350	$354	$356

(1)
Net retail sales per gross square foot represents net retail sales from North American stores open throughout the entire period divided by the total gross square footage of such stores.  Calculated on an annual basis only.

(2)	Excludes our web store, temporary and seasonal and event-based locations.

The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Comparable store sales change - North America (%) (1) (2)
Store Age > 5 years (247 stores in 2012, 220 stores in 2011)	(2.0)%	(2.1)%	(0.4)%
Store Age 3-5 years (19 stores in 2012, 56 stores in 2011)	(3.2)%	(5.1)%	(3.3)%
Store Age <3 years (3 stores in 2012, 4 stores in 2011)	2.6%	1.0%	(3.8)%
Total comparable store sales change	(2.0)%	(2.5)%	(1.2)%

Comparable store sales change - Europe (%) (1) (2)	(8.4)%	(0.2)%	(5.5)%

Comparable store sales change - Consolidated (%) (1) (2)	(3.3)%	(2.1)%	(2.0)%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.
(2)	Excludes our web store, temporary and seasonal and event-based locations.

Fiscal 2012 consolidated comparable store sales decreased by 3.3%, including an 8.4% decrease in Europe and a 2.0% decrease in North America (full year comparable store sales are compared to the 52 week period ended Dec. 31, 2011).  We believe the primary drivers of the overall decline in consolidated comparable store sales for the full year were as follows:

•
In the first half of 2012, we had benefit from higher redemption rates and transaction value of our holiday gift cards and from a promotion in the United States with McDonald’s Happy Meals® that drove awareness of our brand and brought traffic to our stores resulting in slightly positive comparable store sales in North American through the first twenty-six weeks.

•
In the fiscal 2012 third quarter, we experienced a decline in the number of transactions compared to the 2011 third quarter which benefitted from a strong product offering that was tied to a major theatrical release supported by studio marketing and advertising.

•
In the fiscal 2012 fourth quarter, we believe our new brand building marketing campaign in the United States along with a return to traditional holiday product offerings resulted in an increase in North American comparable store sales.

•
In the United Kingdom, we believe the negative economic conditions contributed to a continued decline in consumer sentiment and a corresponding decline in spending that negatively impacted our comparable store sales throughout the year.

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

Commercial revenue: Commercial revenue includes the company’s transactions with other businesses, mainly through wholesale and licensing transactions.  Revenue from licensing activities is generally based on a percentage of sales made by licensees to third parties and is recognized at the time the product is shipped by the licensee or at the point of sale.  We have entered into a number of licensing arrangements whereby third parties manufacture and sell to other retailers merchandise carrying the Build-A-Bear Workshop trademark.  Revenue from wholesale product sales includes revenue from merchandise sold at stores operated by third parties under licensing agreements like Landry’s restaurants.  In 2010, it also includes two transactions totaling $6.4 million with no associated gross margin.

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

As of December 29, 2012, we had 91 stores, including 17 opened and five closed in fiscal 2012, operating under franchise arrangements in the following countries:

Germany	21
Australia	14
Mexico	10
Japan	8
Denmark	8
South Africa	6
Thailand	6
Gulf States (1)	6
Singapore	4
Norway	3
Sweden	3
Brazil	2
Total	91

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

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, store supplies and preopening expenses as well as central office general and administrative expenses, including costs for virtual world maintenance, management payroll, benefits, stock-based compensation, travel, information systems, accounting, insurance, normal store closings, legal and public relations.  These expenses also include depreciation and amortization of central office leasehold improvements, furniture, fixtures and equipment as well as the amortization of intellectual property costs.

In 2009, we achieved $22 million in savings in selling, general and administrative expenses including marketing, central office payroll and outside services.  We were able to maintain these savings in 2010 and 2011.  In 2012, we saved an additional $4 million in selling general and administrative expenses that were used to support sales driving marketing initiatives.  Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.

We have share-based compensation plans covering the majority of our management groups and our Board of Directors.  We account for share-based payments utilizing the fair value recognition provisions of Accounting Standards Codification (ASC) Section 718 – Stock Compensation.  We recognize compensation cost for equity awards over the requisite service period for the entire award.  In 2012, 2011 and 2010, we recorded stock based compensation of approximately $3.6 million, $4.6 million and $4.8 million, respectively.

Stores

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and France for the last three fiscal years along with the projections for fiscal 2013 can be summarized as follows:

	Fifty-two Weeks Ended December 28, 2013 - Projected
	December 29, 2012	Opened	Closed	December 28, 2013
North America
Traditional	283	2	(34)	251
Non-traditional	8	-	(2)	6
	291	2	(36)	257

Europe	60	-	(1)	59
Total	351	2	(37)	316

	Fifty-two Weeks Ended December 29, 2012
	December 31, 2011	Opened	Closed	December 29, 2012
North America
Traditional	287	2	(6)	283
Non-traditional	11	1	(4)	8
	298	3	(10)	291

Europe	58	2	-	60
Total	356	5	(10)	351

	Fifty-two Weeks Ended December 31, 2011
	January 1, 2011	Opened	Closed	December 31, 2011
North America
Traditional	290	2	(5)	287
Non-traditional	15	2	(6)	11
	305	4	(11)	298

Europe	54	5	(1)	58
Total	359	9	(12)	356

Our long term store real estate goal is to improve our stores’ sales productivity and profitability.  Today we believe that the optimal number of Build-A-Bear Workshop stores in North America is between 225 and 250 and approximately 60 to 70 in the United Kingdom and Ireland for a total of 285 to 320 stores.  We currently expect to reach the optimal level in North America with the closure of 50 to 60 stores in fiscal 2013 and 2014.  Locations to close and the timing of closures are subject to ongoing negotiations and overall economic considerations as we continually reevaluate our market repositioning and optimization plans.

Integral to the success of our real estate optimization strategies is the opening of our new store design which gives certain stores destination appeal and increases productivity in the market.  The new design merges Build-A-Bear Workshop’s iconic hands-on bear-making process with the power of technology to provide an updated, highly interactive experience for our guests.  As of March 8, 2013, we have opened six of these stores, one new store and five remodels or relocations.  We expect to open 25 additional remodeled locations by the end of 2013.  In 2012, we also opened one traditional store and one non-traditional store in North America and two traditional stores in the UK.  The traditional store in North America is a reopening in a mall that had been closed since 2010 due to flooding.

We have been aggressively renegotiating rents and executing short term extensions to line up lease dates within markets as part of an overall strategic plan to optimize our store locations and market positioning.  As part of this strategy, we will continue to close underperforming stores in conjunction with natural lease expirations and kick out clauses, primarily in multi-store markets.  In these markets, we currently expect to maintain approximately 20% of the sales from closing stores by transferring customers to other locations in the same market.  We closed 10 and 12 stores in fiscal 2012 and fiscal 2011, respectively.  We currently anticipate closing approximately 35 to 40 stores, including certain non-traditional store locations, in 2013 and approximately 20 additional stores in 2014.  As a result, at the end of fiscal 2013, we anticipate that we will have approximately 310 traditional stores, 251 in North America and 59 in Europe and six non-traditional stores.  In 2013 through March 8, we have closed 15 stores.

Non-traditional Store Locations:

In 2004 we began offering merchandise in seasonal, event-based locations such as Major League Baseball ballparks.  As of December 29, 2012, we had one location each in a ballpark, a zoo, a science center, an airport and a hospital.  In 2010, we opened our first temporary stores, which generally have lease terms of six to eighteen months and are excluded from our store count.  These locations are intended to capitalize on short-term opportunities in specific locations.  As of December 29, 2012, we operated four temporary stores.

Commercial Revenue:

In fiscal 2004, we began entering into license agreements pursuant to which we receive royalties on Build-A-Bear Workshop brand products produced and sold by third parties.  These agreements generated revenue of $1.1 million in 2012, $1.8 million in 2011 and $2.8 million in 2010.  Wholesale revenue is primarily generated under agreements with third-parties who operate Build-A-Bear Workshop locations or sell our product in agreed-upon outlets.  These agreements generated revenue of $1.7 million in 2012, $2.1 million in 2011 and $2.0 million in 2010.  In addition to our normal wholesale business, in 2010, we had two wholesale transactions totaling $6.4 million with no gross margin.

International Franchise Revenue:

Our first franchisee location was opened in November 2003.  The number of international, franchised stores opened and closed for the periods presented below can be summarized as follows:

	Fiscal year
	2012	2011	2010

Beginning of period	79	63	65
Opened	17	19	10
Closed	(5)	(3)	(12)
End of period	91	79	63

As of December 29, 2012, we had 12 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 16 countries.  In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We expect our current franchisees to open eight to twelve stores in fiscal 2013.  We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom and Ireland, which we expect to be operated primarily by new and existing franchisees.

Results of Operations

2012 Overview

While fiscal 2012 was a challenging year, with an overall decline in comparable store sales, significant impairment charges and a decline in store contribution, we made significant progress on our strategic objectives.  We announced our plans to close 50 to 60 stores by the end of 2014 and introduced our innovative new store design and reintroduced brand building national television advertising in the United States.  In the fourth quarter, we began to see indications that our strategic plans were having the desired impact:

•	Our first six stores in the new design exceeded sales expectations, increasing an average of 30%;

•	The ten stores that were closed in 2012 transferred an average of 20% of sales to other stores in the same market;

•	The television marketing that began in mid-October, contributed to a significant improvement in the sales trend in North America, with fourth quarter comparable store sales increasing 1.5%;

•
The gift of experience message in our ad campaigns also drove a 30% increase in gift card sales in the peak fourth quarter gifting season.  We expect to  see the benefit of these redemptions in 2013; and

•	We achieved cost savings of $7.5 million in 2012 which we used to support sales-driving marketing initiatives and to offset product cost increases.

Fiscal 2013 will be a year of significant transition as we expect to hire a new chief executive bear and execute significant real estate strategy with the closure of approximately 35 to 40 stores and the remodeling or relocation of approximately 25 stores in our new design.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated.  Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Revenues:
Net retail sales	98.3%	98.1%	96.4%
Commercial revenues	0.7	1.0	2.8
Franchise fees	0.9	0.9	0.8
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	61.0	59.9	60.1
Selling, general, and administrative	43.4	41.3	41.0
Goodwill impairment	8.8	-	-
Interest expense (income), net	0.0	(0.0)	(0.1)
Total costs and expenses	112.7	100.7	100.6

Loss before income taxes	(12.7)	(0.7)	(0.6)
Income tax expense (benefit)	0.2	3.7	(0.6)
Net income (loss)	(12.9)	(4.3)	0.0

Retail gross margin (%) (2)	38.9%	39.9%	40.1%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $145.7 million, $154.5 million and $155.1 million in 2012, 2011 and 2010, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended December 29, 2012 (52 weeks) Compared to Fiscal Year Ended December 31, 2011 (52 weeks)

Total revenues. Net retail sales were $374.6 million for fiscal 2012, compared to $387.0 million for fiscal 2011, a decrease of $12.5 million.  Comparable store sales decreased $11.6 million in fiscal 2012, or 3.3%.  Other decreases include $4.3 million in sales from non-comparable locations, comprised primarily of relocated and remodeled locations, $1.0 million in deferred revenue adjustment as compared to the prior year, $0.9 million from the impact of foreign exchange rates and $0.6 million in sales from non-store locations which includes temporary locations.  Partially offsetting these decreases are increases of $5.0 million from sales in new stores and $1.0 million in e-commerce sales.

Commercial revenue was $2.8 million in fiscal 2012 compared to $3.9 million in fiscal 2011, a decrease of $1.2 million.  This decrease was primarily due to an overall decrease in licensing activity in 2012.  Revenue from international franchise fees increased to $3.6 million for fiscal 2012 from $3.4 million for fiscal 2011, an increase of $0.2 million.  This increase was primarily due to the increase in the number of franchise locations from 79 at the end of fiscal 2011 to 91 at the end of fiscal 2012.

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, was $147.2 million for fiscal 2012 compared to $156.8 million for fiscal 2011, a decrease of $9.6 million, or 6.1%.  Retail gross margin was $145.7 million in fiscal 2012 compared to $154.5 million in fiscal 2011, a decrease of $8.8 million, or 5.7%.  As a percentage of net retail sales, retail gross margin decreased to 38.9% for fiscal 2012 from 39.9% for fiscal 2011, a decrease of 100 basis points as a percentage of net retail sales (bps).  This decline in margin was primarily attributable to decreased leverage on fixed occupancy costs, including store asset impairment charges and decreased merchandise margin, partially offset by cost savings in distribution and packaging costs.

Selling, general and administrative. Selling, general and administrative expenses were $165.5 million for fiscal 2012 as compared to $162.9 million for fiscal 2011, an increase of $2.6 million, or 1.6%.  As a percentage of total revenues, selling, general and administrative expenses were 43.4% for fiscal 2012, compared to 41.3% in fiscal 2011.  The dollar increase was primarily attributable to $3 million in asset impairment charges and investment in marketing and store-related costs as part of our long-term initiatives.  Excluding the impairment charges, selling general and administrative expenses were 42.6% of total revenues.

Goodwill impairment. In 2012, the goodwill associated with the UK business was fully impaired, resulting in a $33.7 million non-cash charge.

Interest expense (income), net. Interest expense, net of interest income, was $3,000 for fiscal 2012 as compared to $0.1 million of income for fiscal 2011.

Provision for income taxes. Income tax expense was $0.9 million in fiscal 2012, compared to $14.4 million for fiscal 2011.  The effective rate was 1.8% in 2012 and 543.4% in 2011.  The fluctuation in the effective rate was primarily attributable to the recording of a valuation allowance in 2011 on the US deferred tax assets.

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

Commercial revenue was $3.9 million in fiscal 2011 compared to $11.2 million in fiscal 2010.  This decrease was primarily due to $6.4 million from two non-recurring wholesale transactions in fiscal 2010.  Excluding these transactions, commercial revenues decreased $0.9 million, primarily due to the 2010 Build-A-Bear Craftshop launch that did not reoccur in 2011.  Revenue from international franchise fees increased to $3.4 million for fiscal 2011 from $3.0 million for fiscal 2010, an increase of $0.4 million.  This increase was primarily due to the increase in the number of franchise locations from 63 at the end of fiscal 2010 to 79 at the end of fiscal 2011.

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

Selling, general and administrative. Selling, general and administrative expenses were $162.9 million for fiscal 2011 as compared to $164.6 million for fiscal 2010, a decrease of $1.7 million, or 1.1%.  As a percentage of total revenues, selling, general and administrative expenses were 41.3% for fiscal 2011, compared to 41.0% in fiscal 2010.  The dollar decrease was primarily attributable to higher costs in 2010 of $1.6 million in charges related to the closure of our stores in France and corporate payroll costs primarily related to a bonus that did not reoccur in 2011.  These decreases were partially offset by consulting costs related to continuing efforts to improve efficiencies and reduce expenses.

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

Non-GAAP Financial Measures

We use the term “store contribution” throughout this Annual Report on Form 10-K. Store contribution consists of income before income tax expense, interest, store depreciation, amortization and impairment, goodwill impairment, general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our web store and seasonal and event-based locations.  This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP).

We use store contribution as a measure of our stores’ operating performance.  Store contribution should not be considered a substitute for net income (loss), net income (loss) per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with U.S. GAAP.

We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability.

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the United Kingdom, Ireland and, prior to 2011, France (Europe) and for our consolidated store base (dollars in thousands):

	Fiscal 2012			Fiscal 2011
	North America	Europe	Total	North America	Europe	Total
Net income (loss)	$(13,955)	$(35,340)	$(49,295)	$(19,232)	$2,170	$(17,062)
Income tax expense (benefit)	(85)	951	866	13,607	803	14,410
Interest expense (income)	63	(60)	3	56	(137)	(81)
Store depreciation, amortization and impairment (1)	13,436	3,597	17,033	15,233	2,514	17,747
Goodwill impairment (2)	-	33,670	33,670	-	-	-
General and administrative expense (3)	44,154	4,751	48,905	43,867	5,043	48,910
Franchising and commercial contribution (4)	(966)	-	(966)	(4,142)	-	(4,142)
Non-store activity contribution (5)	(2,301)	(1,094)	(3,395)	(3,008)	(1,109)	(4,117)
Store contribution	$40,346	$6,475	$46,821	$46,381	$9,284	$55,665

Total revenues from external customers	$309,141	$71,800	$380,941	$319,810	$74,565	$394,375
Franchising and commercial revenues from external customers	(6,388)	-	(6,388)	(7,334)	-	(7,334)
Revenues from non-store activities (5)	(16,848)	(3,576)	(20,424)	(16,765)	(3,313)	(20,078)
Store location net retail sales	$285,905	$68,224	$354,129	$295,711	$71,252	$366,963
Store contribution as a percentage of store location net retail sales	14.1%	9.5%	13.2%	15.7%	13.0%	15.2%
Total net income (loss) as a percentage of total revenues	(4.5)%	(49.2)%	(12.9)%	(6.0)%	2.9%	(4.3)%

	Fiscal 2010
	North America	Europe	Total
Net income (loss)	$(5,376)	$5,480	$104
Income tax expense (benefit)	(3,284)	708	(2,576)
Interest expense (income)	(86)	(164)	(250)
Store depreciation, amortization and impairment (1)	16,222	2,949	19,171
Goodwill impairment (2)	-	-	-
General and administrative expense (3)	48,573	(138)	48,435
Franchising and commercial contribution (4)	(4,291)	-	(4,291)
Non-store activity contribution (5)	(3,070)	(972)	(4,042)
Store contribution	$48,688	$7,863	$56,551

Total revenues from external customers	$331,392	$70,060	$401,452
Franchising and commercial revenues from external customers	(13,699)	(590)	(14,289)
Revenues from non-store activities (5)	(14,345)	(2,785)	(17,130)
Store location net retail sales	$303,348	$66,685	$370,033
Store contribution as a percentage of store location net retail sales	16.1%	11.8%	15.3%
Total net income (loss) as a percentage of total revenues	(1.6)%	7.8%	0.0%

(1)
Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges.

(2)	Goodwill impairment represents the write-off of the goodwill associated with the UK reporting unit.
(3)
General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including intellectual property and store closing expenses.  General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as television advertising, virtual world costs and direct mail catalogs, which are included in store contribution.

(4)
Franchising and commercial contribution includes franchising and commercial revenues and all expenses attributable to the international franchising and commercial segments including asset impairments and excluding depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and commercial activities is included in the interest expense (income) caption.

(5)	Non-store activities include our webstores, temporary locations and seasonal and event-based locations.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2012				Fiscal 2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenues	$96.4	$80.4	$86.0	$118.1	$96.0	$81.8	$97.4	$119.1
Retail gross margin(1)	38.0	27.7	30.8	49.2	36.6	28.8	38.4	50.7
Goodwill impairment	-	-	-	33.7	-	-	-	-
Net (loss) income(2)	(1.0)	(7.6)	(4.3)	(36.4)	(2.3)	(6.7)	0.9	(9.0)
Earnings (loss) per common share:
Basic	(0.06)	(0.46)	(0.26)	(2.23)	(0.12)	(0.37)	0.05	(0.56)
Diluted	(0.06)	(0.46)	(0.26)	(2.23)	(0.12)	(0.37)	0.05	(0.56)
Number of stores (end of quarter)	357	354	351	351	357	354	355	356

(1)	Retail gross margin represents net retail sales less cost of retail merchandise sold.
(2)	The fourth quarter of 2012 and 2011 included a $4.7 million and a $15.6 million charge, respectively, related to the recording of a valuation allowance on deferred tax assets.

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

The timing of permanent store closures and temporary closures for remodels and relocations may result in fluctuations in quarterly results as a result of the revenues and expenses associated with each store location.  We typically incur most preopening costs for a store in the three months immediately preceding the store’s opening or reopening.  We also incur costs to close stores, typically in the three to six months prior to the closure.

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

Operating Activities. Cash flows provided by operating activities were $14.9 million in fiscal 2012 and $16.0 million in fiscal 2011 and $22.0 million in fiscal 2010.  Cash flows from operating activities decreased in fiscal 2012 as compared to 2011, primarily due to decreased store contribution.  Cash flows from operating activities decreased in fiscal 2011 as compared to 2010 as accounts payable and accrued expenses increased due to the timing of inventory shipments and payments were offset by higher inventory levels.

Investing Activities. Cash flows used in investing activities were $15.1 million in fiscal 2012, $13.3 million in fiscal 2011 and $13.8 million in fiscal 2010.  Cash used in investing activities in 2012 related primarily to the continued installation and upgrades of central office information technology systems, the opening of five new stores, the remodeling or relocation of 14 stores, offset by the maturity of short-term investments.  Cash used in investing activities in 2011 related primarily to the continued installation and upgrades of central office information technology systems, the opening of eight new stores, the relocation of four stores and the purchase of short-term investments, offset by the maturity of those investments.  Cash used in investing activities in 2010 related primarily to the continued installation and upgrades of central office information technology systems, acquisition of intangible assets, the opening of four new stores and 11 temporary locations and the relocation of one store, offset by cash received for the sale of key money from one of our French stores.

Financing Activities. Financing activities used cash of $1.2 million, $14.6 million and $7.2 million in 2012, 2011 and 2010, respectively.  Purchases of our stock in fiscal 2012, 2011 and 2010 used cash of $1.3 million, $15.0 million and $7.3 million, respectively.  In fiscal 2011 and 2010, exercises of employee stock options and related tax benefits provided cash of $0.4 million and $0.1 million, respectively.  No employee stock options were exercised in fiscal 2012.

Capital Resources. As of December 29, 2012, we had a cash balance of $45.2 million, nearly half of which was domiciled outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank National Association.  On December 21, 2012, we amended the existing bank line of credit that now provides borrowing capacity of $35 million.  Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries.  The credit agreement expires on December 31, 2014 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments.  It prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  We are also prohibited from repurchasing shares of our common stock unless such purchase would not violate any terms of the credit agreement; we may not use proceeds of the line of credit to repurchase shares.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.  On February 13, 2013, we amended our existing bank line of credit to reduce the fixed charge coverage ratio for the fiscal year ending December 29, 2012, returning to its previous requirement thereafter.  As of December 29, 2012: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; and (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement.  Giving effect to this standby letter of credit, there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2013, we expect to spend approximately $20 to $25 million on capital expenditures.  Capital spending in fiscal 2012 totaled $17 million.  Capital spending in fiscal 2012 was primarily for continued installation and upgrades of central office information technology systems, the opening of five new stores, the remodeling or relocation of 14 stores.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On February 28, 2013, we announced that our share repurchase program had been extended to March 31, 2014.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  As of March 8, 2013, approximately 5.9 million shares at an average price of $7.24 per share have been repurchased under this program for an aggregate amount of $42.6 million, leaving $7.4 million of availability under the program. The primary source of funding for the program has been, and is expected to be, cash on hand.  The timing and amount of additional share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program have been, and will continue to be, subsequently retired.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2014.

Off-Balance Sheet Arrangements

We hold a minority interest in Ridemakerz, LLC, which is accounted for under the equity method.  Ridemakerz has developed a wholesale toy product line and selectively operates interactive retail stores, primarily in tourist locations that allow children and families to build and customize their own personalized cars.  In 2006, we purchased a call option from a group of other Ridemakerz investors for $150,000 for 1.25 million Ridemakerz common units at an exercise price of $1.25 per unit.  Simultaneously, the Company granted a put option to the same group of investors for 1.25 million common units at an exercise price of $0.50 per unit.  The put option was exercised for all 1.25 million shares on February 13, 2012.  We have no further obligations related to our investment in Ridemakerz

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations.  Our purchase obligations primarily consist of purchase orders for merchandise inventory.  The future minimum payments for these obligations as of December 29, 2012 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of December 29, 2012
	Total	2013	2014	2015	2016	2017	Beyond
	(In thousands)
Operating lease obligations	$205,675	$45,264	$39,229	$33,587	$25,425	$18,518	$43,652
Purchase obligations	33,251	33,251	-	-	-	-	-
Total	$238,926	$78,515	$39,229	$33,587	$25,425	$18,518	$43,652

Our total liability for uncertain tax positions under the Financial Accounting Standards Board Accounting Standards Codification (ASC) section 740-10-25 was $0.2 million as of December 29, 2012.  During the next fiscal year, unrecognized tax benefits are expected to remain unchanged.  At this time, we do not expect a significant payment related to these obligations within the next year.  See Note 9 - Income Taxes to the Consolidated Financial Statements for additional information.

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

Throughout the year we record an estimated cost of shortage based on past experience.  The amount accrued for shortage each period is based on detailed historical averages.  The accrual rate remained unchanged for fiscal 2012, 2011 and 2010.  Periodic physical inventories are taken and any difference between the actual physical count of merchandise and the recorded amount in our records are adjusted and recorded as shortage.  Historically, including fiscal years 2012, 2011 and 2010, the timing of the physical inventory has been in the fourth quarter so that no material amount of shortage was required to be estimated on activity between the date of the physical count and year-end.  However, future physical counts of merchandise may not be at times at or near the end of a fiscal quarter or fiscal year-end, and our estimate of shortage for the intervening period may be material based on the amount of time between the date of the physical inventory and the date of the fiscal quarter or year-end.

Long-Lived Assets

In accordance with ASC section 360-10-35 we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group.  As of December 29, 2012, store assets represented approximately $46.4 million, or approximately 65% of total property, plant and equipment, net. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur.  Due to the significance of the fourth quarter to individual store locations, we assess store performance annually, using the full year’s results.  We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable.

As a result of our 2012 review, we determined that certain stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $1.4 million in the fourth quarter of fiscal 2012, which is included in cost of merchandise sold.  The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the asset group, future growth rate and discount rate.  In order to evaluate the sensitivity of the fair value assumptions on store asset impairment, we applied a hypothetical decrease of 1% in the comparable stores sales trend and in margin, which we believe is appropriate.  Based on the analysis performed as of December 29, 2012, the changes in our assumptions would have resulted in additional impairment charges of approximately $0.1 million.

As a result of our reviews in 2011 and 2010, we determined that certain stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $0.4 million and $0.6 million in the fourth quarters of fiscal 2011 and 2010, respectively, which are included in cost of merchandise sold.

In 2012, we made the decision to close a number of stores.  We consider a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability.  These assessments are reviewed on a quarterly basis.  As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets.  Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $0.9 million were recorded in fiscal 2012, which are included in selling, general and administrative expenses as a component of net loss before income taxes in the Retail segment.  The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10.  As of December 29, 2012, the remaining net book value related to these stores was approximately $0.1 million.

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

Corporate assets, including computer hardware and software and the Company-owned distribution center (approximately $25.0 million as of December 29, 2012), and certain other assets, such as trademarks and intellectual property, net (approximately $0.6 million as of December 29, 2012), have a broad applicability and are generally considered to be recoverable, unless abandoned.  Other long-lived assets, including deferred franchise and lease costs (approximately $0.8 million as of December 29, 2012), are monitored in relation to the relevant franchisee or store location.

At December 29, 2012, we evaluated our trade credits asset and determined that certain assumptions regarding future utilization were no longer attainable.  Accordingly, an impairment review was performed.  Based on current utilization expectations, we determined that the full value of the asset was not recoverable.  Accordingly, the carrying value of the trade credits was reduced to fair value, calculated as the expected present value of estimated future utilization.  An impairment charge of $2.2 million was recorded in the fiscal 2012 fourth quarter and is included in selling, general and administrative expenses as a component of net loss before income taxes in the Commercial segment.  The inputs used to determine the fair value of the asset are level 3 inputs as defined by ASC 80-10.  As of December 29, 2012, $0.7 million was included in prepaid expenses and other current assets and $1.2 million was included in other assets, net, related to these credits.

Goodwill

We record goodwill related to the excess of the purchase price over the fair value of net identifiable assets acquired.  All of our recorded goodwill, which is associated with our acquisition of our operations in the United Kingdom, is recorded in the European reporting unit.  Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year.  We perform our annual impairment assessment as of the end of the fourth quarter of each year.  Impairment is tested in accordance with ASC section 350-20-35, by comparison of the carrying value of the reporting unit to its estimated fair value and a reconciliation of the fair value to our overall market capitalization.  As there are not quoted prices for our reporting unit, fair value is estimated based upon a present value technique using estimated discounted future cash flows, forecasted over the reasonably assured lease terms for retail stores, with growth rates forecasted for the reporting unit and using a credit adjusted discount rate.  We use current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.  Additionally, we are required to reconcile the fair value of the reporting unit to our overall market capitalization.  In 2012, we performed our annual evaluation of our goodwill as of December 29, 2012.  As a result of the sustained decline in the market price of our common stock, coupled with the decline in the performance of the UK reporting unit, we determined that the fair value of the reporting unit, estimated using discounted cash flow analysis and reconciled to our market capitalization, was less than its carrying value.  As a result, we recognized an impairment charge for the entire balance of goodwill in the 2012 fourth quarter.  This does not change our long-term outlook for the UK reporting unit.

Revenue Recognition

Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale.  Guest returns have not been significant.  Revenues from gift cards are recognized at the time of redemption.  Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.

We have a customer loyalty program, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar.  Points accumulate and expire after 12 months of inactivity.  In North America, guests receive a coupon for free merchandise after reaching 50 points and a $10 reward certificate after reaching 100 points.  Additional awards are earned for each additional 50 points earned in the 12 month period.  In the UK, guests receive a £5 certificate for every 50 points they earn.  An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.  The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of awards.

We review redemption patterns and assess the adequacy of the deferred revenue liability at the end of each fiscal quarter.  Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge.  Based on this assessment at the end of fiscal 2012, the deferred revenue liability was adjusted downward by $0.5 million, with a corresponding increase to net retail sales, and a $0.5 million decrease in net loss.

Based on this assessment at the end of fiscal 2011 and 2010, the deferred revenue liability was adjusted downward by $1.5 million and $4.3 million, respectively, with a corresponding increase to net retail sales, and a $0.9 million and $2.6 million decrease in net loss, respectively.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected conversion and redemption rates.  In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical increase of 100 bps in the conversion and redemption rates which we believe is appropriate.  Based on the analysis performed as of December 29, 2012, the change in our assumptions would have resulted in a $0.4 million reduction of net retail sales.

Income Taxes

Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate.  Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities.  Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties.  Management reviews tax positions at least quarterly and adjusts the balances as new information becomes available.  Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards.  We performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740-10-30-17.  In the fiscal 2012 and 2011 fourth quarters, the Company recorded a valuation allowance on its deferred tax assets of $4.7 million and $15.6 million, respectively.  The 2012 charge related to deferred tax assets in the UK and Canada, while the 2011 charge related the deferred tax assets in the United States.  This allowance does not preclude us from utilizing the deferred tax assets in the future, nor does it reflect a change in our long-term outlook.

Recent Accounting Pronouncements

There are no recently issued but not yet adopted accounting pronouncements that are expected to significantly impact our financial statements.

ITEM  7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways.  First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates.  Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%.  We had no borrowings during fiscal 2012.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities.  If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of December 29, 2012, the end of the period covered by this Annual Report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Bear and the Chief Operations and Financial Bear, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012.  Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 29, 2012 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.

We have audited Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company’s) internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Build-A-Bear Workshop, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Build-A-Bear Workshop, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 29, 2012 and our report dated March 14, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young

March 14, 2013

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2012 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.       OTHER INFORMATION

None.

PART III

ITEM  10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “Directors”, “The Board of Directors and its Committees”, “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 9, 2013 is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Maxine Clark, 64, has been our Chief Executive Bear since she founded the Company in 1997.  In 2013, we announced her plans to retire.  She was our President from our inception in 1997 to April 2004, and served as Chairman of our Board of Directors from our conversion to a corporation in April 2000 until 2012. She was initially elected to our Board of Directors pursuant to the terms of a stockholders’ agreement which terminated upon the closing of the Company’s initial public offering in 2004. Ms. Clark was re-elected as a director at our 2005,2008 and 2011 Annual Meetings of Stockholders. Prior to founding Build-A-Bear Workshop, Ms. Clark was the President of Payless ShoeSource, Inc. from 1992 until 1996. Before joining Payless, Ms. Clark spent over 19 years in various divisions of The May Department Stores Company in areas including merchandise development, merchandise planning, merchandise research, marketing and product development.

Eric Fencl, 50, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel.  In March 2009, he assumed responsibility for international franchising and human resources. He now holds the title of Chief Bearrister, General Counsel and International Franchising.  Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions for Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career in 1984 as an auditor with Arthur Young & Company.

Dave Finnegan, 43, joined Build-A-Bear Workshop in December 1999 as Director Inbearmation Technology and was named Chief Information Bear in January 2007, adding logistics responsibilities in March 2009 to become Chief Information and Logistics Bear, and in March 2010 he became Chief Information Bear. Prior to joining the Company, Mr. Finnegan held information systems management positions at Novell, Inc. in Provo Utah and Interchange Technologies Inc. in St. Louis, Missouri. Mr. Finnegan is a member of the St. Louis Regional Chief Information Officer Forum and the NSB Executive Client Advisory Board. He was instrumental in the development of bearville.com—the company’s virtual world Web site. The online community received a 2009 “Best of the Web” award from WiredSafety at the 9th Annual Wired Kids Summit and a 2008 iParenting Media Award.

Tina Klocke, 53, has been our Chief Financial Bear since November 1997, our Treasurer since April 2000, and Secretary since February 2004.  In March 2009, she assumed responsibility for store operations and in July 2011, she assumed responsibility for logistics and planning.  She now holds the title of Chief Operations and Financial Bear.  Prior to joining the Company, Ms. Klocke was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources.  Prior to joining Clayton Corporation in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. Ms. Klocke began her career in 1982 with Ernst & Young LLP.

Teresa Kroll, 58, joined Build-A-Bear Workshop in September 2001 as Chief Marketing Bear, was named Chief Entertainment Bear in March 2009, was named Chief Entertainment and Digital Marketing Bear in June 2010 and was named Chief Marketing and Entertainment Bear in December 2011.  Prior to joining the Company, Ms. Kroll was Vice President–Advertising for The WIZ, a unit of Cablevision, from 1999 to 2001.  From 1995 to 1999, Ms. Kroll was Director of Marketing for Montgomery Ward Holding Corp., a department store retailer.  From 1980 to 1994 Ms. Kroll held various administrative and marketing positions for Venture Stores, Inc.

Kenneth Wine, 50, joined Build-A-Bear Workshop in December 2012 as Chief Merchandise Bear.  Prior to joining the Company, Mr. Wine was Senior Vice President of Merchandising at Weissman Designs for Dance, a national dancewear retailer, from June 2008 to December 2012, and Director of Merchandising at Oriental Trading Company, a direct retailer of value-priced party supplies, arts and crafts, school supplies, toys and novelties, from January 2007 to May 2008.  Prior to that Mr. Wine held senior merchandising positions with Lands’ End, American Girl, Woolrich, Inc. and Polo Ralph Lauren.

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

Equity Compensation Plan Information

			(c)
	(a)	(b)	Number of securities remaining available for
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,155,239	$8.53	608,864
Total	1,155,239	$8.53	608,864

ITEM  13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Build-A-Bear Workshop, Inc. and subsidiaries at December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 29, 2012 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Build-A-Bear Workshop, Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young

St. Louis, Missouri
March 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Build-A-Bear Workshop, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) for the fiscal year ended January 1, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Build-A-Bear Workshop Inc. and subsidiaries’ results of its operations and its cash flows for the fiscal year ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.

/s/KPMG

St. Louis, Missouri
March 17, 2011

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 29, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$45,171	$46,367
Inventories	46,904	51,860
Receivables	9,428	7,878
Prepaid expenses and other current assets	14,216	17,854
Deferred tax assets	987	419
Total current assets	116,706	124,378

Property and equipment, net	71,459	77,445
Goodwill	-	32,306
Other intangible assets, net	633	655
Other assets, net	3,304	6,787
Total Assets	$192,102	$241,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,984	$41,032
Accrued expenses	11,570	12,128
Gift cards and customer deposits	30,849	28,323
Deferred revenue	4,800	5,285
Total current liabilities	86,203	86,768

Deferred franchise revenue	1,177	1,436
Deferred rent	20,843	23,867
Other liabilities	742	257
Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at December 29, 2012 and December 31, 2011	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,068,182 and 17,405,270 shares, respectively	171	174
Additional paid-in capital	66,112	65,402
Accumulated other comprehensive loss	(7,683)	(10,165)
Retained earnings	24,537	73,832
Total stockholders' equity	83,137	129,243
Total Liabilities and Stockholders' Equity	$192,102	$241,571

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Fiscal Year
	2012	2011	2010

Revenues:
Net retail sales	$374,553	$387,041	$387,163
Commercial revenue	2,790	3,943	11,246
Franchise fees	3,598	3,391	3,043
Total revenues	380,941	394,375	401,452

Costs and expenses:
Cost of merchandise sold	230,181	234,227	239,556
Selling, general, and administrative	165,516	162,881	164,618
Goodwill impairment	33,670	-	-
Interest expense (income), net	3	(81)	(250)
Total costs and expenses	429,370	397,027	403,924

Loss before income taxes	(48,429)	(2,652)	(2,472)
Income tax expense (benefit)	866	14,410	(2,576)
Net income (loss)	$(49,295)	$(17,062)	$104

Earnings (loss) per common share:
Basic	$(3.02)	$(0.98)	$0.01
Diluted	$(3.02)	$(0.98)	$0.01

Shares used in computing per common share amounts:
Basic	16,331,672	17,371,315	18,601,465
Diluted	16,331,672	17,371,315	18,653,012

 See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Fiscal Year
	2012	2011	2010

Net income (loss)	$(49,295)	$(17,062)	$104
Foreign currency translation adjustment:	2,889	(206)	(3,623)
Reclass realized gain on liquidation of investment in a foreign entity	(407)	-	-
Other comprehensive income (loss)	2,482	(206)	(3,623)
Comprehensive income (loss)	$(46,813)	$(17,268)	$(3,519)

 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total

Balance, January 2, 2010	$204	$80,122	$(6,336)	$90,790	$164,780
Share repurchase	(11)	(7,263)	-	-	(7,274)
Stock-based compensation	-	4,818	-	-	4,818
Shares issued under employee stock plans, net of tax benefit	3	(1,095)	-	-	(1,092)
Other comprehensive loss	-	-	(3,623)	-	(3,623)
Net income	-	-	-	104	104
Balance, January 1, 2011	196	76,582	(9,959)	90,894	157,713

Share repurchase	(25)	(14,977)	-	-	(15,002)
Stock-based compensation	-	4,605	-	-	4,605
Shares issued under employee stock plans, net of tax benefit	3	(808)	-	-	(805)
Other comprehensive loss	-	-	(206)	-	(206)
Net loss	-	-	-	(17,062)	(17,062)
Balance, December 31, 2011	174	65,402	(10,165)	73,832	129,243

Share repurchase	(4)	(1,343)	-	-	(1,347)
Stock-based compensation	-	3,611	-	-	3,611
Shares issued under employee stock plans, net of tax benefit	1	(1,558)	-	-	(1,557)
Other comprehensive income	-	-	2,482	-	2,482
Net loss	-	-	-	(49,295)	(49,295)

Balance, December 29, 2012	$171	$66,112	$(7,683)	$24,537	$83,137

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2012	2011	2010

Cash flows from operating activities:
Net (loss) income	$(49,295)	$(17,062)	$104
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,422	24,232	26,976
Goodwill impairment	33,670	-	-
Asset impairment	4,486	416	924
Deferred taxes	109	14,560	(2,437)
Losses from investment in affiliate	475	-	-
Loss on disposal of property and equipment	292	624	1,259
Excess tax benefit from share-based payments	(123)	(266)	(33)
Stock-based compensation	3,611	4,605	4,818
Trade credit utilization	515	253	-
Change in assets and liabilities:
Inventories	5,298	(5,477)	(7,030)
Receivables	(1,520)	35	(1,803)
Prepaid expenses and other assets	1,263	1,013	691
Accounts payable and accrued expenses	(3,918)	45	7,084
Lease related liabilities	(3,120)	(4,743)	(5,983)
Gift cards and customer deposits	2,445	(561)	(325)
Deferred revenue	(746)	(1,664)	(2,224)
Net cash provided by operating activities	14,864	16,010	22,021
Cash flows from investing activities:
Purchases of property and equipment, net	(16,633)	(12,035)	(14,086)
Purchases of other assets and other intangible assets	(635)	(213)	(563)
Proceeds from sale or maturity of short term investments	2,647	4,829	-
Purchases of short term investments	-	(5,899)	-
Proceeds from sale of assets	-	-	883
Investment in unconsolidated affiliate	(475)	-	-
Cash flow used in investing activities	(15,096)	(13,318)	(13,766)
Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	-	149	25
Purchases of Company's common stock	(1,347)	(15,002)	(7,274)
Excess tax benefit from share-based payments	123	266	33
Cash flow used in financing activities	(1,224)	(14,587)	(7,216)
Effect of exchange rates on cash	260	(493)	(2,683)
Net decrease in cash and cash equivalents	(1,196)	(12,388)	(1,644)
Cash and cash equivalents, beginning of period	46,367	58,755	60,399
Cash and cash equivalents, end of period	$45,171	$46,367	$58,755
Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income taxes	$182	$(98)	$(3,218)
Noncash Transactions:
Return of common stock in lieu of tax withholdings and option exercises	$1,432	$692	$712
Exchange of inventory for trade credits	$-	$-	$4,867

 See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products.  The Company began operations in October 1997.  The Company sells its products through its 351 company-owned stores located in the United States, Canada, Puerto Rico, the United Kingdom and Ireland along with its Web sites.  Operations in foreign countries where the Company does not have company-owned stores are through franchise agreements.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

(2)	Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Build-A-Bear Workshop, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts are eliminated in consolidation.

(b)	Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31.  The periods presented in these financial statements are the fiscal years ended December 29, 2012 (fiscal 2012), December 31, 2011 (fiscal 2011) and January 1, 2011 (fiscal 2010).  All fiscal years presented included 52 weeks.  References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis.  Inventory includes supplies of $3.5 million and $3.7 million as of December 29, 2012 and December 31, 2011, respectively.

(e)	Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, corporate product sales, franchisee royalties and product sales, and licensing revenue.  The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors.  Based on this analysis, the Company has determined that no material allowance for doubtful accounts was necessary at either December 29, 2012 or December 31, 2011.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of the carrying value of the reporting unit to its fair value and a reconciliation to the Company’s total market capitalization, and when appropriate, the carrying value of impaired assets is reduced to fair value.  The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates, store growth rates and discount rates, all of which are Level 3 inputs.  Based on the annual impairment test performed for the Company’s UK reporting unit as of December 29, 2012, the Company has determined that the fair value of the reporting unit was less than its carrying value, which resulted in an impairment of the entire goodwill balance in 2012.

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

Other assets consist primarily of deferred leasing fees and deferred costs related to franchise agreements.  Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases.  Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement.  Amortization expense related to other assets was $0.3 million, $0.5 million and $0.7 million for 2012, 2011 and 2010, respectively.

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

The Company has a customer loyalty program, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar and receive awards for various discounts on future purchases after acheiving defined point thresholds. An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.  The deferred revenue obligation is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the awards.

For 2012, 2011 and 2010, historical rates for points converting into awards and ultimate award redemption were applied to actual points and awards outstanding at the respective balance sheet date to calculate the liability and corresponding adjustment to net retail sales.  Management reviews these patterns and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter.  Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge.

Based on the assessment at the end of 2012, 2011 and 2010, the deferred revenue liability was adjusted downward by $0.5 million,$1.5 million and $4.3 million, respectively, with corresponding increases to net retail sales, and net income was increased by $0.5 million, $0.9 million and $2.6 million, respectively.

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

The costs of advertising and marketing programs are charged to operations in the first period the program takes place.  Advertising expense was $23.0 million, $19.3 million and $18.5 million for fiscal years 2012, 2011 and 2010, respectively.

(r)	Income Taxes

Income taxes are accounted for using a balance sheet approach known as the asset and liability method.  The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities.  Deferred taxes are reported on a jurisdictional basis. Noncurrent deferred tax assets are included in other assets, net and noncurrent deferred tax liabilities are included in other liabilities.

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

The Company has share-based compensation plans covering the majority of its management groups and its Board of Directors.  The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC section 718.  The Company recognizes compensation cost for equity awards over the requisite service period for the entire award.  See Note 13 – Stock Incentive Plans.

For fiscal 2012, 2011 and 2010, selling, general and administrative expense includes $3.6 million, $4.6 million and $4.8 million, respectively, of stock-based compensation expense.  As of December 29, 2012, there was $4.3 million of total unrecognized compensation expense related to non-vested restricted stock awards and options which is expected to be recognized over a weighted-average period of 1.5 years.

(u)	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and foreign currency translation adjustments.

(v)	Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates book value at December 29, 2012 and December 31, 2011.

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

(z)	Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC of approximately 21%, which is accounted for under the equity method.  Ridemakerz has developed a wholesale toy product line and selectively operates interactive retail stores, primarily in tourist locations that allow children and families to build and customize their own personalized cars.  In 2009, the carrying value of this investment was reduced to $-0-.  In 2012, certain investors exercised a put option on 1.25 million shares, requiring an additional investment of $0.5 million, which was immediately impaired and is included in selling general and administrative expenses as a component of net loss before income taxes in the Retail segment.  No income or loss allocations, impairments or other charges related to Ridemakerz were recorded in fiscal 2011 or 2010.  Under the current agreements, the Company could, at its discretion, own up to approximately 28% of fully diluted equity in Ridemakerz.  The Company has no further obligations relating to its investment in Ridemakerz.

(3)       Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Prepaid rent	$8,736	$7,745
Prepaid income taxes	-	1,970
Other	5,480	8,139
	$14,216	$17,854

(4)	Property and Equipment

Property and equipment consist of the following (in thousands):\

	December 29,	December 31,
	2012	2011
Land	$2,261	$2,261
Furniture and fixtures	40,516	39,306
Computer hardware	23,120	20,705
Building	14,970	14,970
Leasehold improvements	136,402	137,352
Computer software	40,943	35,326
Construction in progress	2,381	2,543
	260,593	252,463
Less accumulated depreciation	189,134	175,018
	$71,459	$77,445

For 2012, 2011 and 2010, depreciation expense was $20.4 million, $22.8 million and $24.9 million, respectively.

In 2012, the Company made the decision to close a number of stores.  The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability.  As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets.  Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $0.9 million were recorded in fiscal 2012, which are included in selling, general and administrative expenses as a component of net loss before income taxes in the Retail segment.  The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. Any remaining net book value is depreciated over the shortened expected life.

Also during 2012, the Company reviewed the operating performance and forecasts of future performance for the stores in its Retail segment.  As a result of that review, it was determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets.  Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $1.4 million were recorded in the fourth quarter of fiscal 2012, which are included in cost of merchandise sold as a component of net loss before income taxes in the Retail segment.  The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10.  In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination charges, severance charges and other charges.  The Company recorded asset impairment charges of $0.4 million in the fourth quarter of fiscal 2011 and $0.6 million in the fourth quarter of fiscal 2010.

(5)	Goodwill

Goodwill is accounted for in accordance with ASC Section 350-20 and is reported as a component of the Company’s Retail segment.  The following table summarizes the Company’s goodwill (in thousands):

Balance as of January 1, 2011	$32,407
Effect of foreign currency translation	(101)
Balance as of December 31, 2011	32,306
Effect of foreign currency translation	1,364
Impairment	(33,670)
Balance as of December 29, 2012	$-

Due primarily to the decline in the market value of the Company’s share price at the impairment testing date of December 29, 2012, the fair value related to the UK reporting unit was less than its carrying amount which resulted in an impairment charge of $33.7 million.  This represented the entire balance of the Company’s goodwill.

There was no tax-deductible goodwill as of December 29, 2012 or December 31, 2011.

(6)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2012	2011

Trademarks and other intellectual property	$12,151	$11,516
Less accumulated amortization	11,518	10,861
Total, net	$633	$655

Trademarks and intellectual property are amortized over three years.  Amortization expense related to trademarks and intellectual property was $0.7 million, $0.9 million and $1.4 million in 2012, 2011 and 2010, respectively.

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

The Company evaluated its trade credits to determine if an impairment existed at December 29, 2012.  Based on current utilization expectations, the Company determined that the full value of the asset was not recoverable.  Accordingly, the carrying value of the trade credits was reduced to fair value, calculated as the expected present value of estimated future utilization.  An impairment charge of $2.2 million was recorded in the fiscal 2012 fourth quarter and is included in selling, general and administrative expenses as a component of net loss before income taxes in the Commercial segment.  The inputs used to determine the fair value of the asset are level 3 inputs as defined by ASC 820-10.  As of December 29, 2012 and December 31, 2011, $0.7 million was included in prepaid expenses and other current assets and $1.2 million and $3.9 million, respectively, was included in other assets, net, related to these credits.

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2012	2011

Accrued wages, bonuses and related expenses	$5,455	$5,200
Sales tax payable	5,216	5,678
Accrued rent and related expenses	811	454
Current income taxes payable	88	796
	$11,570	$12,128

(9)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2012	2011	2010
Current:
Federal	$-	$-	$(171)
State	165	(439)	31
Foreign	790	906	859
Deferred:
Federal	-	11,592	(1,965)
State	(928)	2,281	(1,205)
Foreign	839	70	(125)
Income tax expense (benefit)	$866	$14,410	$(2,576)

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2012	2011	2010

Loss before income taxes	$(48,429)	$(2,652)	$(2,472)
Statutory federal income tax rate	34%	34%	34%
Income tax expense (benefit) at statutory federal rate	(16,466)	(902)	(840)
State income taxes, net of federal tax benefit	124	2	(74)
Permanent difference - Goodwill impairment	11,448	-	-
Valuation allowance	4,739	15,565	(1,249)
Effect of lower foreign taxes	296	(231)	(174)
Release of state tax reserves	(23)	(47)	(174)
Other items, net	748	23	(65)
Income tax expense (benefit)	$866	$14,410	$(2,576)
Effective tax rate	(1.8)%	(543.4)%	104.2%

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2012	2011

Deferred tax assets:
Deferred revenue	$4,676	$4,711
Accrued rents	1,884	2,414
Net operating loss carryforwards	4,336	1,770
Intangible assets	1,799	1,837
Deferred compensation	2,089	2,218
Carryforward of tax credits	4,585	2,251
Receivable write-offs	641	840
Stock compensation	179	179
Depreciation	1,871	743
Other	2,054	1,925
	24,114	18,888
Less: Valuation allowance	20,865	16,126
Total deferred tax assets	3,249	2,762

Deferred tax liabilities:
Depreciation	-	-
Other	(2,321)	(1,925)
Total deferred tax liabilities	(2,321)	(1,925)
Net deferred tax asset	$928	$837

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

The valuation allowance on US deferred tax assets will continue to increase as a result of temporary differences between the financial reporting and tax basis of the assets and liabilities as well as the generation of net operating loss and tax credit carryforwards.  Accordingly, the Company recorded an additional valuation allowance of $3.2 million on it US deferred tax assets in 2012.  The Company also evaluated the realizability of deferred tax assets in foreign jurisdictions and , upon determining that it was more likely than not that the assets were not realizable, recorded a $1.5 million valuation allowance of foreign deferred tax assets in 2012.

Included in the deferred tax asset is $4.3 million related to federal, state and foreign net operating loss carryforwards for which a valuation allowance of $4.3 million has been recorded.  US federal and foreign net operating loss carryforwards total $11.7 million and $4.3 million as of December 29, 2012, respectively, and do not expire.  Also included in the deferred tax asset is $4.6 million related to tax credits for which a valuation allowance of $4.6 million has been recorded.

The Company has not provided for United States income taxes on the accumulated but undistributed earnings of its non-U.S. subsidiaries of $9.0 million and $20.5 million as of December 29, 2012 and December 31, 2011, respectively, as the Company intends to indefinitely reinvest these undistributed earnings.  However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on these earnings.  Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2011	$263
Lapse of statute	(50)
Balance as of December 31, 2011	213
Lapse of statute	(28)
Balance as of December 29, 2012	$185

As of December 29, 2012 and December 31, 2011, approximately $0.2 million of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized.  In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly.  During the next fiscal year, unrecognized tax benefits are expected to remain unchanged.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  There was approximately $50,000 and $40,000 of accrued interest related to uncertain tax positions as of December 29, 2012 and December 31, 2011, respectively.

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, France and Ireland), are as follows (in thousands):

	2012	2011	2010
Domestic	$(11,550)	$(6,200)	$(8,744)
Foreign	(36,879)	3,548	6,272
Total	$(48,429)	$(2,652)	$(2,472)

The following tax years remain open in the Company’s major taxing jurisdictions as of December 29, 2012:

United States (Federal)	2008 through 2012
United Kingdom	2006 through 2012
Canada	2009 through 2012
France	2007 through 2012
Ireland	2007 through 2012

(10)	Long-Term Debt

On December 21, 2012, the Company amended its existing bank line of credit that provides borrowing capacity of $35 million.  Borrowings under the credit agreement are secured by our assets and a pledge of 65% of the Company’s ownership interest in foreign subsidiaries.  The credit agreement expires on December 31, 2014 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments.  It prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  The Company is also prohibited from repurchasing shares of its common stock unless such purchase would not violate any terms of the credit agreement; the Company may not use proceeds of the line of credit to repurchase shares.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.  On February 13, 2013, the Company amended its existing bank line of credit to reduce the fixed charge coverage ratio for the fiscal year ending December 29, 2012, returning to its previous requirement for thereafter.  As of December 29, 2012: (i) the Company was in compliance with these covenants; (ii) there were no borrowings under the line of credit; and (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement.  Giving effect to this standby letter of credit, there was approximately $33.9 million available for borrowing under the line of credit.

(11)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030.  The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations.  Total office and retail store base rent expense was $48.2 million, $48.2 million and $47.7 million, and contingent rents were $1.2 million, $1.2 million and $1.0 million for 2012, 2011 and 2010, respectively.

Future minimum lease payments at December 29, 2012, were as follows (in thousands):

2013	$45,264
2014	39,229
2015	33,587
2016	25,425
2017	18,518
Subsequent to 2017	43,652
$205,675

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits.  Except as noted below, management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings.  The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss.  In October 2012, the Company received notification from the customs authority that it intends to assess approximately £1.2 million, or US$2.0 million at the exchange rate at the end of the quarter, for unpaid taxes, penalties and interest.  The Company intends to appeal this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.  However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period.

(12)	Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share.  In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2012	2011	2010

NUMERATOR:
Net (loss) earnings before allocation of earnings to participating securities	$(49,295)	$(17,062)	$104
Less: Earnings allocated to participating securities	-	-	7
Net (loss) earnings after allocation of earnings to participating securities	$(49,295)	$(17,062)	$97

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,331,672	17,371,315	18,601,465
Dilutive effect of share-based awards:	-	-	51,547
Weighted average number of common shares outstanding - dilutive	16,331,672	17,371,315	18,653,012
Basic (loss) earnings per common share attributable to Build-A-Bear Workshop, Inc, stockholders:	$(3.02)	$(0.98)	$0.01
Diluted (loss) earnings per common share attributable to Build-A-Bear Workshop, Inc, stockholders	$(3.02)	$(0.98)	$0.01

In calculating diluted earnings per share for fiscal 2012, 2011 and 2010, options to purchase 1,155,239, 1,210,816, and 627,456, respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

Due to the net loss in fiscal 2012 and fiscal 2011, the denominator for diluted earnings per common share is the same as the denominator for basic earnings per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

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

Under the Plans, as amended, from January 3, 2009, up to 3,230,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company.  The Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (SAR) and restricted stock.  Options granted under the Plan expire no later than 10 years from the date of the grant.  The exercise price of each incentive stock option shall not be less than the fair value of the stock subject to the option on the date the option is granted. The vesting provision of individual options is at the discretion of the compensation committee of the board of directors and generally ranges from one to four years.  Each share of stock awarded pursuant to an option or subject to the exercised portion of a SAR reduces the number of shares available by one share.  Each share of stock awarded pursuant to any other stock-based awards, including restricted stock grants, reduces the number of shares available by 1.27 shares.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 2, 2010	805,347	$9.51
Granted	391,228	6.63
Exercised	28,484	0.87
Forfeited	42,868	9.32
Outstanding, January 1, 2011	1,125,223	8.73
Granted	305,727	6.22
Exercised	55,501	5.13
Forfeited	164,633	7.04
Outstanding, December 31, 2011	1,210,816	8.49
Granted	228	8.32
Exercised	—	-
Forfeited	55,805	7.79
Outstanding, December 29, 2012	1,155,239	$8.53	6.0	$-

Options Exercisable As Of:
December 29, 2012	704,937	$10.06	5.1	$-

The expense recorded related to options granted during fiscal 2012 was immaterial.  The expense recorded related to options granted during fiscal 2011 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options.  The assumptions used in the option pricing model during fiscal 2011 were: (a) dividend yield of 0%; (b) volatility of 65%; (c) risk-free interest rates ranging from 1.2% to 2.5%; and (d) an expected life of 6.25 years.  The grant date fair value of options granted in 2011 was approximately $1.2 million.

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

The total intrinsic value of options exercised in fiscal 2011 and fiscal 2010 was approximately $0.1 and $0.2 million.  No options were exercised in 2012.  The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 608,864 and 1,104,894 at the end of 2012 and 2011, respectively.

(b)	Restricted Stock

The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 2, 2010	1,450,308	$7.23
Granted	486,302	6.56
Vested	376,142	10.05
Forfeited	92,095	6.73
Outstanding, January 1, 2011	1,468,373	6.32
Granted	532,791	6.46
Vested	394,766	8.52
Forfeited	168,267	5.68
Outstanding, December 31, 2011	1,438,131	5.85
Granted	366,270	4.97
Vested	874,852	5.53
Forfeited	69,224	6.03
Outstanding, December 29, 2012	860,325	$5.78

The vesting date fair value of shares that vested in 2012, 2011 and 2010 was $4.6 million, $2.5 million and $2.6 million, respectively.

During 2012, 278,308 shares of  restricted stock were granted to employees of the Company.  The shares vest over a period of four years from the grant date at grant date fair values ranging from $3.59 to $8.32.  Various members of the Company’s board of directors were granted an additional 87,962 shares in the aggregate of restricted stock as compensation for services.  The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse six months from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

During 2011, 455,640 shares of restricted stock were granted to employees of the Company.  The shares vest over a period of four years from the grant date at grant date fair values ranging from $5.31 to $7.94.  Various members of the Company’s board of directors were granted an additional 77,151 shares in the aggregate of restricted stock as compensation for services.  The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

During 2010, 402,656 shares of restricted stock were granted to employees of the Company.  The shares vest over a period of four years from the grant date at grant date fair values ranging from $5.94 to $9.64.  Various members of the Company’s board of directors were granted an additional 83,646 shares in the aggregate of restricted stock as compensation for services.  The shares were issued subject to a restriction of continued service on the board of directors and all restrictions lapse one year from the grant date or upon a director’s retirement upon the completion of his or her term, if earlier.

The aggregate unearned compensation expense related to options and restricted stock was $4.3 million as of December 29, 2012.  Based on the vesting provisions of the underlying equity instruments, future compensation expense related to previously issued options and restricted stock at December 29, 2012 will be as follows (in thousands):

2013	$901
2014	1,992
2015	1,117
2016	328
$4,338

The outstanding non-vested restricted stock is included in the number of outstanding shares on the face of the consolidated balance sheets, but is treated as outstanding stock options for accounting purposes.  The shares of non-vested restricted stock, accounted for as options, are included in the calculation of diluted earnings per share using the two-class method, with the proceeds equal to the sum of unrecognized compensation cost.

(14)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2010, 2011 and 2012:

Common
Stock

Shares as of January 2, 2010	20,447,343
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	318,045
Repurchase of shares	(1,133,765)
Shares as of January 1, 2011	19,631,623
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	302,007
Repurchase of shares	(2,528,360)
Shares as of December 31, 2011	17,405,270
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	29,612
Repurchase of shares	(366,700)
Shares as of December 29, 2012	17,068,182

(15)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party.  The total payments to this related party for fixtures and furniture amounted to $0.9 million, $0.5 million and $0.6 million, in 2012, 2011 and 2010, respectively.  The total amount due to this related party as of December 29, 2012 and December 31, 2011 was $-0-.

The Company collected $2.2 million, $2.4 million and $2.8 million in 2012, 2011 and 2010, respectively, from its guests on behalf of charitable foundations controlled by certain executive officers of the Company.  Substantially all of the contributions are collected from guests at the point of sale via pin pad prompts or as a portion of the proceeds of specifically identified products.  The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns.  The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company.  The total due to the charitable foundations as of December 29, 2012 and December 31, 2011 was $0.7 million and $0.5 million, respectively.

(16)	Major Vendors

Three vendors, each of whose primary manufacturing facilities are located in China, accounted for approximately 80%, 81% and 73% of inventory purchases in 2012, 2011 and 2010, respectively.

(17)	Segment Information

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

	Retail	Commercial	International Franchising	Total
Fiscal 2012
Net sales to external customers	$374,553	$2,790	$3,598	$380,941
Net income (loss) before income taxes	(49,215)	(1,207)	1,993	(48,429)
Capital expenditures	17,116	-	152	17,268
Depreciation and amortization	21,243	-	179	21,422
Fiscal 2011
Net sales to external customers	$387,041	$3,943	$3,391	$394,375
Net income (loss) before income taxes	(6,553)	1,940	1,961	(2,652)
Capital expenditures	12,137	-	111	12,248
Depreciation and amortization	23,992	-	240	24,232
Fiscal 2010
Net sales to external customers	$387,163	$11,246	$3,043	$401,452
Net income (loss) before income taxes	(6,858)	2,827	1,559	(2,472)
Capital expenditures	14,490	-	159	14,649
Depreciation and amortization	26,482	-	494	26,976

Total Assets as of:
December 29, 2012	$182,186	$7,098	$2,818	$192,102
December 31, 2011	$229,190	$9,877	$2,504	$241,571

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

	North America (1)	Europe (2)	Other (3)	Total
Fiscal 2012
Net sales to external customers	$306,049	$72,788	$2,104	$380,941
Property and equipment, net	61,995	9,464	-	71,459
Fiscal 2011
Net sales to external customers	$316,853	$75,469	$2,053	$394,375
Property and equipment, net	65,902	11,543	-	77,445
Fiscal 2010
Net sales to external customers	$328,524	$70,864	$2,064	$401,452
Property and equipment, net	76,729	11,300	-	88,029

For purposes of this table only:
(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the United Kingdom, Ireland, franchise businesses in Europe and, prior to 2011, Company-owned stores in France
(3)	Other includes franchise businesses outside of North America and Europe

(18)	Subsequent Event

On February 28, 2013, the Company announced the extension of its previously announced $50 million share repurchase program until March 31, 2014, subject to further extension by the Company’s Board of Directors.  The Company currently intends to purchase up to $50 million of its common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program will be subsequently retired.  As of March 8, 2013, there was $7.4 million of availability remaining under the program.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance -
Balance as of January 1, 2011	$561
Charged to cost and expenses	15,565
Charged to other accounts	-
Deductions	-
Balance as of December 31, 2011	16,126

Charged to cost and expenses	4,739
Charged to other accounts	-
Deductions	-
Balance as of December 29, 2012	$20,865

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description

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

10.3.4*	Form of Restricted Stock Grant Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2006)

10.3.5*	Form of Restricted Stock Grant Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 8, 2008)

10.3.6*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 to our Registration Statement on Form S-8, filed on May 18, 2009)

10.3.8*
Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.3.9*
Form of the Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on May 20, 2009)

10.3.10*
Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 28, 2011)

10.4*
Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.4.2*
Second Amendment dated March 22, 2011 to Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 28, 2011)

10.4.3*
Retirement, Separation Agreement and General Release by and between Maxine Clark and Build-A-Bear Workshop, Inc., dated January 28, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 31, 2013)

10.4.4*
Consulting Agreement by and between Maxine Clark and Build-A-Bear Workshop, Inc., dated January 28, 2013 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on January 31, 2013)

10.5*
Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.6*
Employment, Confidentiality and Noncompete Agreement dated as of January 10, 2007 between Dave Finnegan and the Registrant (incorporated by reference from Exhibit 10.6 to our Annual Report on Form 10-K for the year ended January 2, 2010)

10.7*
Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.7.1*
First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.8*
Employment, Confidentiality and Noncompete Agreement dated July 1, 2008 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2008)

10.9*	Employment, Confidentiality and Noncompete Agreement dated December 3, 2012 between Kenneth Wine and the Registrant

10.10*
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11
Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11.1
Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.11.2
Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.11.3
Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.11.4
Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.11.5
Ninth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 30, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012)

10.11.6
Tenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of June 30, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2012)

10.11.7
Eleventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2012)

10.11.8
Twelfth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of February 13, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2013)

10.12
Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.13
Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.14
Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.14.1
Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2008)

10.15
Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.16
Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.16.1
Third Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.1 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.16.2
Fourth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.2 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.17
Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.18
Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.19*	Rules of the Build-A-Bear Workshop, Inc. U.K. Share Option Scheme (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on February 9, 2007)

10.20*	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 15, 2007)

10.21
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

* Management contract or compensatory plan or agreement.
† Confidential treatment requested as to certain portions filed seperately with the Securities and Exchange Commission.

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 14, 2013	By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maxine Clark and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended December 29, 2012 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala	Non-Executive Chairman	March 14, 2013
Mary Lou Fiala

/s/ James M. Gould	Director	March 14, 2013
James M. Gould

/s/ Virginia Kent	Director	March 14, 2013
Virginia Kent

/s/ Braden Leonard	Director	March 14, 2013
Braden Leonard

/s/ Louis M. Mucci	Director	March 14, 2013
Louis M. Mucci

/s/ Coleman Peterson	Director	March 14, 2013
Coleman Peterson

/s/ Thomas Pinnau	Director	March 14, 2013
Thomas Pinnau

/s/ Maxine Clark	Director and Chief Executive Bear	March 14, 2013
Maxine Clark	(Principal Executive Officer)

/s/ Tina Klocke	Chief Operations and Financial Bear, Treasurer	March 14, 2013
Tina Klocke	and Secretary (Principal Financial and Accounting Officer)