Form 10-Q
period 2013-03-30
BUILD A BEAR WORKSHOP INC
filed 2013-05-09
CIK 1113809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013
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

As of May 6, 2013, there were 17,080,701 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 30, 2013	December 29, 2012	March 31, 2012
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,826	$45,171	$33,501
Inventories	37,824	46,904	45,584
Receivables	5,804	9,428	4,170
Prepaid expenses and other current assets	13,168	14,216	15,926
Deferred tax assets	73	987	480
Total current assets	97,695	116,706	99,661

Property and equipment, net of accumulated depreciation of $186,500; $189,134 and $179,357, respectively	68,048	71,459	74,771
Goodwill	-	-	33,423
Other intangible assets, net	617	633	728
Other assets, net	3,513	3,304	6,929
Total Assets	$169,873	$192,102	$215,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,918	$38,984	$22,741
Accrued expenses	8,698	11,570	7,296
Gift cards and customer deposits	27,439	30,849	25,221
Deferred revenue	5,017	4,800	5,431
Total current liabilities	67,072	86,203	60,689

Deferred franchise revenue	1,115	1,177	1,368
Deferred rent	19,068	20,843	22,728
Other liabilities	595	742	257

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at March 30, 2013, December 29, 2012 and March 31, 2012	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,085,121; 17,068,182 and 17,394,761 shares, respectively	171	171	174
Additional paid-in capital	66,318	66,112	65,168
Accumulated other comprehensive loss	(9,016)	(7,683)	(7,689)
Retained earnings	24,550	24,537	72,817
Total stockholders' equity	82,023	83,137	130,470
Total Liabilities and Stockholders' Equity	$169,873	$192,102	$215,512

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	March 30, 2013	March 31, 2012

Revenues:
Net retail sales	$102,931	$95,200
Commercial revenue	473	376
Franchise fees	861	797
Total revenues	104,265	96,373

Costs and expenses:
Cost of merchandise sold	60,471	57,466
Selling, general and administrative	43,735	40,126
Interest expense (income), net	(51)	(86)
Total costs and expenses	104,155	97,506

Income (loss) before income taxes	110	(1,133)
Income tax expense (benefit)	97	(116)
Net income (loss)	$13	$(1,017)

Foreign currency translation adjustment	(1,333)	2,476
Comprehensive (loss) income	$(1,320)	$1,459

Earnings (loss) per common share:
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)

Shares used in computing common per share amounts:
Basic	16,231,291	16,038,880
Diluted	16,231,291	16,038,880

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Thirteen weeks ended
	March 30, 2013	March 31, 2012

Cash flows from operating activities:
Net income (loss)	$13	$(1,017)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,916	5,362
Deferred taxes	(40)	(83)
Loss from investment in affiliate	-	475
Store asset impairment	470	-
Loss on disposal of property and equipment	144	78
Stock-based compensation	812	1,121
Trade credit utilization	183	88
Change in assets and liabilities:
Inventories	8,575	6,502
Receivables	3,804	3,732
Prepaid expenses and other assets	907	1,926
Accounts payable and accrued expenses	(14,834)	(23,257)
Lease related liabilities	(1,658)	(1,221)
Gift cards and customer deposits	(3,257)	(3,167)
Deferred revenue	171	79
Net cash provided by (used in) operating activities	206	(9,382)
Cash flows from investing activities:
Purchases of property and equipment, net	(3,738)	(3,518)
Purchases of other assets and other intangible assets	(69)	(261)
Investment in unconsolidated affiliate	-	(475)
Net cash used in investing activities	(3,807)	(4,254)
Cash flows from financing activities:
Net cash used in financing activities	-	-
Effect of exchange rates on cash	(744)	770
Net decrease in cash and cash equivalents	(4,345)	(12,866)
Cash and cash equivalents, beginning of period	45,171	46,367
Cash and cash equivalents, end of period	$40,826	$33,501

 See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of December 29, 2012 was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 29, 2012, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 14, 2013.

In the first quarter of fiscal 2013, the Company adopted new accounting guidance with regard to the presentation and disclosure of accumulated other comprehensive income (loss), according to the provisions of Accounting Standards Update 2013-02.  The adoption of this guidance impacted disclosure and presentation of accumulated other comprehensive income (loss) only.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 30, 2013	December 29, 2012	March 31, 2012
Prepaid rent	$7,692	$8,736	$8,014
Prepaid income taxes	111	-	282
Short-term investments	-	-	2,697
Other	5,365	5,480	4,933
	$13,168	$14,216	$15,926

3. Property and Equipment

In 2012, the Company initiated a turnaround plan that includes the closure of a number of stores.  The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability.  As a result of this review for the first quarter of fiscal 2013, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets.  Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $0.5 million were recorded in the thirteen weeks ended March 30, 2013, which are included in selling, general and administrative expenses as a component of income before income taxes in the Retail segment.  The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. Any remaining net book value is depreciated over the shortened expected life.  There were no similar impairments in the thirteen weeks ended March 31, 2012.

4. Stock-based Compensation

The following table is a summary of the balances and activity for the Plans related to restricted stock and stock options for the thirteen weeks ended March 30, 2013:

	Restricted Stock	Options
Outstanding, December 29, 2012	860,325	1,155,239
Granted	140,940	—
Vested	312,606	—
Exercised	—	—
Forfeited	8,697	2,118
Canceled or expired	—	—
Outstanding, March 30, 2013	679,962	1,153,121

For the thirteen weeks ended March 30, 2013 and March 31, 2012, selling, general and administrative expenses include $0.8 million and $1.1 million of stock-based compensation expense, respectively.  As of March 30, 2013, there was $4.1 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of shares vested during the thirteen weeks ended March 30, 2013 and March 31, 2012 was $1.6 million and $4.0 million, respectively.

5. Income Taxes

In prior years, the Company recorded a valuation allowance on substantially all of its deferred tax assets.  The effective tax rate was 88.2% for the thirteen weeks ended March 30, 2013 compared to 10.2% for the thirteen weeks ended March 31, 2012.

6. Earnings or Loss per Share

The Company uses the two-class method to compute basic and diluted earnings or loss per common share.  In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in losses of the Company.  The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Thirteen weeks ended
	March 30, 2013	March 31, 2012

NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$13	$(1,017)
Less: Earnings allocated to participating securities	1	-
Net income (loss) after allocation of earnings to participating securities	$12	$(1,017)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,231,291	16,038,880
Dilutive effect of share-based awards	-	-
Weighted average number of common shares outstanding - dilutive	16,231,291	16,038,880
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$0.00	$(0.06)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.00	$(0.06)

In calculating diluted earnings per share for the thirteen week period ended March 30, 2013, options to purchase 1,153,121 shares of common shares that were outstanding at the end of the period were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

Due to the net loss for the thirteen week periods ended March 31, 2012, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods because the inclusion of the 1,203,604 outstanding stock options would be anti-dilutive.

7. Comprehensive Income or Loss

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.  The accumulated other comprehensive loss balance at March 30, 2013 and December 29, 2012 is comprised entirely of foreign currency translation.  For the thirteen weeks ended March 30, 2013 and March 31, 2012, there were no reclassifications out of accumulated other comprehensive loss.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, commercial and international franchising.  The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland and other retail delivery operations, including the Company’s web store, pop-up stores and non-traditional store locations such as a baseball park.  The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities.  The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of the United Kingdom and Ireland, Asia, Australia, the Middle East, Africa, Mexico and South America.  The operating segments have discrete sources of revenue, different capital structures and different cost structures.  These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities.  Accordingly, the Company has determined that each of its operating segments represent one reportable segment.  The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	Commercial	International Franchising	Total
Thirteen Weeks ended March 30, 2013
Net sales to external customers	$102,931	$473	$861	$104,265
Income (loss) before income taxes	(72)	235	(53)	110
Capital expenditures, net	3,778	-	29	3,807
Depreciation and amortization	4,871	-	45	4,916
Thirteen Weeks ended March 31, 2012
Net sales to external customers	$95,200	$376	$797	$96,373
Income (loss) before income taxes	(1,465)	(79)	411	(1,133)
Capital expenditures, net	3,764	-	15	3,779
Depreciation and amortization	5,319	-	43	5,362

Total Assets as of:
March 30, 2013	$160,404	$7,173	$2,296	$169,873
March 31, 2012	$203,491	$9,522	$2,499	$215,512

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended March 30, 2013
Net sales to external customers	$86,206	$17,584	$475	$104,265
Property and equipment, net	59,375	8,673	-	68,048
Thirteen weeks ended March 31, 2012
Net sales to external customers	$80,200	$15,710	$463	$96,373
Property and equipment, net	63,364	11,407	-	74,771

For purposes of this table only:
(1)  North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)  Europe includes the United Kingdom, Ireland and franchise businesses in Europe
(3)  Other includes franchise businesses outside of North America and Europe

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings.  The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss.  In 2012, the Company received notification from the customs authority that it intends to assess approximately £1.2 million, or approximately USD$2 million, for unpaid taxes, penalties and interest.  The Company intends to appeal this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.  However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period.

10. Subsequent Event

On April 30, 2013, the Company amended its existing bank line of credit to reduce the minimum tangible net worth requirement and the fixed charge coverage ratio for the remainder of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements, and we undertake no obligation to update these statements except as required by federal securities laws. These risks and uncertainties include, without limitation, those detailed under the captions “Risk Factors” and "Forward-Looking Statements" in our annual report on Form 10-K for the year ended December 29, 2012, as filed with the SEC on March 14, 2013, and the following:

•	general global economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending;
•	customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores;
•	we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion;
•	our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic;
•	we may be unable to generate comparable store sales growth;
•	we may be unable to effectively operate or manage the overall portfolio of our company-owned stores;
•	we may not be able to operate our company-owned stores in the United Kingdom and Ireland profitably;
•	we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases;
•	the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation;
•	our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers;
•	we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team;
•	we are susceptible to disruption in our inventory flow due to our reliance on a few vendors;
•	high petroleum products prices could adversely affect our profitability;
•	we may be unable to effectively manage our international franchises or laws relating to those franchises may change;
•	we may improperly obtain or be unable to adequately protect customer information in violation of privacy or security laws or customer expectations;
•	we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise;
•	we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations;
•	we may be unable to operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly;
•	our market share could be adversely affected by a significant, or increased, number of competitors;
•	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by, third parties for infringement or misappropriation of their proprietary rights;
•	poor global economic conditions could have a material adverse effect on our liquidity and capital resources;
•	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
•
we may be unable to repurchase shares of our common stock at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; and

•	our corporate structure and Delaware law may prevent or frustrate attempts to replace or remove our current management by our stockholders.

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

Build-A-Bear Workshop is in a turnaround phase as we work to improve store productivity and profitability.  We are taking actions to change our business dynamics with a reinvented store design, aggressive repositioning of our portfolio of stores, including closures and remodels that will reduce square footage, and a rebalancing of our marketing to include higher levels of brand advertising.  We currently expect our optimal consolidated store count to be 285 to 320 company-owned stores.  This includes 225 to 250 stores in North America and 60 to 70 in the United Kingdom and Ireland.  We believe the actions we are taking will result in improvements in productivity and profitability and, ultimately, stakeholder value.  We also believe there are additional international growth opportunities, primarily through existing and new franchises.

As of March 30, 2013, we operated 267 traditional stores and six non-traditional stores in United States, Canada and Puerto Rico (collectively, North America), 60 traditional stores in the United Kingdom and Ireland (collectively, Europe) and had 92 franchised stores operating internationally under the Build-A-Bear Workshop brand.  Non-traditional store locations include stores in a Major League Baseball® ballpark, a zoo and an airport, as well as temporary pop-up locations.  In order to capitalize on short-term opportunities in specific locations, we have selectively opened temporary, pop-up locations.  In addition to our stores, we market our products and build our brand through our Web sites.

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

Selected financial data attributable to each segment for the thirteen weeks ended March 30, 2013 and March 31, 2012 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

North America	10.6%	3.6%
Europe	9.7%	(10.1)%
Consolidated	10.4%	1.2%

We believe the improvement in comparable store sales for the period presented is primarily attributable to the following factors:

•
We believe our brand building marketing campaign and intensified communication with moms along with a good balance of proprietary and licensed product drove improved comparable store sales across the Company,

•	We believe that our strategic closures, primarily in North American multi-store markets, have transferred approximately 20% of their sales to remaining stores in the market, and

•
Additionally, the 30% increase in the issuance of gift cards on a consolidated basis during the 2012 fourth quarter contributed to increased retail sales in the 2013 first quarter as the cards were redeemed. We continued to gain momentum in the issuance of new gift cards in the first quarter with a 35% increase over the comparable prior period.

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

•	increasing shopping frequency by increasing new guest traffic to our stores through a rebalanced marketing message to include both product and brand;

•	We plan to capitalize on our brand advertising to increase gift card purchases by reminding consumers about the gift of the experience.

Strategy

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in the United States, Canada, the United Kingdom and Ireland for the periods presented:

	2013
	Thirteen Weeks				Fifty-two Weeks - Projected
	December 29, 2012	Opened	Closed	March 30, 2013	December 29, 2012	Opened	Closed	December 28, 2013
North America
Traditional	283	-	(16)	267	283	3	(34)	252
Non-traditional	8	-	(2)	6	8	1	(2)	7
	291	-	(18)	273	291	4	(36)	259

Europe	60	-	-	60	60	-	(1)	59
Total	351	-	(18)	333	351	4	(37)	318

	2012
	Thirteen Weeks				Fifty-two Weeks
	December 31, 2011	Opened	Closed	March 31, 2012	December 31, 2011	Opened	Closed	December 29, 2012
North America
Traditional	287	1	-	288	287	2	(6)	283
Non-traditional	11	1	(1)	11	11	1	(4)	8
	298	2	(1)	299	298	3	(10)	291

Europe	58	-	-	58	58	2	-	60
Total	356	2	(1)	357	356	5	(10)	351

Our long term store real estate goal is to bring our stores back to best in class productivity and profitability.  Today we believe that the optimal number of Build-A-Bear Workshop stores in North America is between 225 to 250 and 60 to 70 in the United Kingdom and Ireland for a total of 285 to 320 stores.  We currently expect to reach this level with the closure of 30 to 45 additional stores in fiscal 2013 and 2014, primarily in North America.  Locations to close and the timing of the closures are subject to ongoing negotiations and overall economic considerations as we continually reevaluate our market repositioning and optimization plans.

Integral to the success of this strategy is the opening of our new store design which gives certain stores destination appeal and increases productivity in the market.  The new design merges Build-A-Bear Workshop’s iconic hands-on bear-making process with the power of technology to provide a new, highly interactive experience for our guests.  We opened the first store with the new design in the third quarter of fiscal 2012.  As of May 6, 2013, we have opened nine of these stores.  On average, sales at these locations have increased by approximately 25%.  We plan to have approximately 30 locations in the new design operating by the end of 2013 with an additional 20 to 25 locations planned to open in 2014.

We have been aggressively renegotiating rents and executing short term extensions to line up lease dates within markets as part of an overall strategic plan to optimize our store locations and market positioning.  As part of this strategy, we will continue to close underperforming stores in conjunction with natural lease expirations and kick out clauses, primarily in multi-store markets.  In these markets, we have transferred, on average, approximately 20% of the sales from closing stores to other locations in the same market. As of May 6, we have closed 22 stores in fiscal 2013.

Non-Traditional Store Locations

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks.  As of March 30, 2013, we had one location each in a ballpark, a zoo and an airport.  In 2010, we opened our first temporary stores, which generally have lease terms of six to eighteen months and are included in our non-traditional store count.  These locations are intended to capitalize on short-term opportunities in specific locations.  As of March 30, 2013, three pop-up stores were open.

International Franchise Revenue

Our first franchised location opened in November 2003.  The number of international franchised stores for the periods presented below follows:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Beginning of period	91	79
Opened	4	4
Closed	(3)	(1)
End of period	92	82

As of March 30, 2013, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering an aggregate of 16 countries.  In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We expect our current and future franchisees to open eight to twelve stores in fiscal 2013.  Our current focus is to facilitate the growth of our existing franchisees.  In the long term, we believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

 Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated.  Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Thirteen weeks ended
	March 30,	March 31,
	2013	2012
Revenues:
Net retail sales	98.7%	98.8%
Commercial revenue	0.5	0.4
Franchise fees	0.8	0.8
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold	58.5	60.1
Selling, general and administrative	41.9	41.6
Interest expense (income), net	(0.0)	(0.1)
Total costs and expenses	99.9	101.2

Income (loss) before income taxes	0.1	(1.2)
Income tax expense (benefit)	0.1	(0.1)
Net income (loss)	0.0	(1.1)

Retail gross margin % (2)	41.5%	39.9%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)
Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $42.7 million and $38.0 million for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended March 30, 2013 compared to thirteen weeks ended March 31, 2012

Total revenues. Total revenues were $104.3 million for the thirteen weeks ended March 30, 2013 as compared to $96.4 million for the thirteen weeks ended March 30, 2013, an increase of $7.9 million, or 8.2%.  Net retail sales were $102.9 million for the thirteen weeks ended March 30, 2013 as compared to $95.2 million for the thirteen weeks ended March 31, 2012, an increase of $7.7 million, or 8.1%.  The increase in net retail sales was primarily attributable to an $8.9 million increase in comparable store sales, $0.5 million from new stores and a $0.2 million increase in e-commerce sales.  These increases were partially offset by a $1.8 million decrease in sales from non-comparable store locations, primarily closures and relocations, and $0.1 million negative impact of foreign currency translation.

We believe the improvement in comparable store sales for the period presented is primarily attributable to the following factors:

•
We believe our brand building marketing campaign and intensified communication with moms along with a good balance of proprietary and licensed product drove improved comparable store sales across the Company,

•	We believe that our strategic closures, primarily in North American multi-store markets, have transferred approximately 20% of their sales to remaining stores in the market, and
•
Additionally, the 30% increase in the issuance of gift cards on a consolidated basis during the 2012 fourth quarter contributed to increased retail sales in the 2013 first quarter as the cards were redeemed. We continued to gain momentum in the issuance of new gift cards in the first quarter with a 35% increase over  the comparable prior period.

Commercial revenue increased to $0.5 million for the thirteen weeks ended March 30, 2013 from $0.4 million for the thirteen weeks ended March 31, 2012, an increase of $0.1 million.  Revenue from international franchise fees was $0.9 million and $0.8 million for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.

Gross margin. Total gross margin was $42.9 million for the thirteen weeks ended March 30, 2013 as compared to $38.1 million for the thirteen weeks ended March 31, 2012, an increase of $4.8 million, or 12.7%.  Retail gross margin increased to $42.7 million for the thirteen weeks ended March 31, 2012 from $38.0 million for the thirteen weeks ended March 31, 2012, an increase of $4.7 million, or 12.3%.  As a percentage of net retail sales, retail gross margin was 41.5% for the thirteen weeks ended March 30, 2013 as compared to 39.9% for the thirteen weeks ended March 31, 2012, an increase of 160 basis points as a percentage of net retail sales (bps).  Our retail gross margin improvement was primarily driven by the improved leverage of fixed occupancy costs and a reduction in promotional activity as compared to the first quarter of 2012.  These improvements more than offset increases in product costs during the quarter.

Selling, general and administrative. Selling, general and administrative expenses were $43.7 million for the thirteen weeks ended March 30, 2013 as compared to $40.1 million for the thirteen weeks ended March 31, 2012, an increase of $3.6 million, or 9.0%.  As a percentage of total revenues, selling, general and administrative expenses were 41.9% for the thirteen weeks ended March 30, 2013 as compared to 41.6% for the thirteen weeks ended March 31, 2012, an increase of 30 bps.  The dollar increase was primarily attributable to (i) $1.8 million in management transition costs, (ii) additional investment in marketing initiatives, (iii) $0.6 million in store closing costs, and (iv) transactional foreign currency losses related to foreign payables denominated in US dollars.  As a percent of revenue, these costs were offset by improved leverage on increased revenue.

Interest expense (income), net. Interest income, net of interest expense, was $51,000 for the thirteen weeks ended March 30, 2013 as compared to $86,000 for the thirteen weeks ended March 31, 2012.

Provision for income taxes. The income tax expense was $0.1 million for the thirteen weeks ended March 30, 2013 as compared to an income tax benefit of $0.1 million for the thirteen weeks ended March 31, 2012.  The effective tax rate was 88.2% for the thirteen weeks ended March 30, 2013 compared to 10.2% for the thirteen weeks ended March 31, 2012.  The effective tax rate was primarily attributable to the impact of recording valuation allowances in prior years.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our comparable store sales; (3) fluctuations in the profitability of our stores; (4) changes in foreign currency exchange rates; (5) the timing and frequency of our marketing initiatives, including national media appearances and other public relations events; (6) the timing of our store closings and openings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

The timing of store closures, remodels and openings may result in fluctuations in quarterly results based on the revenues and expenses associated with each store location.  Expenses related to store closings are typically incurred in stages:  when the decision is made to close the store, when the closure is communicated to store associates; and at the time of closure. We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, information systems and working capital.  Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.  We have access to additional cash through our revolving line of credit that has been in place since 2000.

Operating Activities. Cash provided by operating activities was $0.2 million for the thirteen weeks ended March 30, 2013 as compared with cash used in operating activities of $9.4 million for the thirteen weeks ended March 31, 2012, an increase of $9.6 million.  This increase in cash provided by operating activities over the year ago period was primarily due to increased store contribution and the timing of payments for inventory.

Investing Activities. Cash used in investing activities was $3.8 million for the thirteen weeks ended March 30, 2013 as compared to $4.3 million for the thirteen weeks ended March 31, 2012.  Cash used in investing activities during the thirteen weeks ended March 30, 2013 primarily relates to the purchase of equipment and fixtures for stores that will be relocated and remodeled in the new design in 2013 and upgrades and purchases of central office information technology systems and equipment.  Cash used in investing activities during the thirteen weeks ended March 31, 2012 primarily relates to store construction and maintenance and upgrades and purchases of central office information technology systems and equipment.

Financing Activities. There were no cash flows from financing activities in the thirteen weeks ended March 30, 2013 or March 31, 2012.   No borrowings were made under our line of credit in either the thirteen weeks ended March 30, 2013 or March 31, 2012.

Capital Resources. As of March 30, 2013, we had a consolidated cash balance of $40.8 million approximately half of which was domiciled outside of the United States.  We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.  The credit agreement is with U.S. Bank, National Association and was amended effective April 30, 2013.  The bank line provides availability of $35 million.  Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries.  The credit agreement expires on December 31, 2014 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments.  It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement.  We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares.  Borrowings bear interest at LIBOR plus 1.8%.  Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio.  As of March 30, 2013: (i) we were in compliance with these covenants as revised per the April 30, 2013 amendment; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2013, we expect to spend a total of $20 to $25 million on capital expenditures.  Capital spending through the thirteen weeks ended March 30, 2013 totaled $3.8 million, on track with our full year plans.  Capital spending in fiscal 2013 is primarily for the relocation or remodeling of approximately 25 stores in our new design, the opening of approximately four new stores and the continued installation and upgrades of central office information technology systems.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2014.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On February 28, 2013, we announced that our share repurchase program had been extended to March 31, 2014.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program have been, and will continue to be, subsequently retired.  As of May 6, 2013, approximately 5.9 million shares at an average price of $7.24 per share have been repurchased under this program for an aggregate amount of $42.6 million, leaving $7.4 million of availability under the program.

Off-Balance Sheet Arrangements

None

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 14, 2013, which includes audited consolidated financial statements for our 2012, 2011 and 2010 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2012 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways.  First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates.  Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%.  We had no borrowings outstanding during the fiscal 2013 first quarter.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities.  These investments are considered to be cash equivalents and are shown that way on our balance sheet.  If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of March 30, 2013, the end of the period covered by this Quarterly Report.

It should be noted that our management, including the Chief Executive Bear and the Chief Operations and Financial Bear, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC on March 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
Dec. 30, 2013 – Jan. 26, 2013	60	$4.22	—	$7,364,562
Jan. 27, 2013 – Feb. 23, 2013	8	$4.19	—	$7,364,562
Feb. 24, 2013 – Mar. 30, 2013	114,963	$5.29	—	$7,364,562
Total	115,031	$5.29	—

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

10.2
Consulting Agreement by and between Maxine Clark and Build-A-Bear Workshop, Inc., dated January 28, 2013 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on January 31, 2013)

10.3
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

Date: May 9, 2013

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Maxine Clark
Maxine Clark
Chief Executive Bear (on behalf of the registrant and as principal executive officer)

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary (on behalf of the registrant and as principal financial officer)