Form 10-Q
period 2013-06-29
BUILD A BEAR WORKSHOP INC
filed 2013-08-08
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

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

As of August 5, 2013, there were 17,260,007 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 29, 2013	December 29, 2012	June 30, 2012
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,061	$45,171	$26,450
Inventories	48,134	46,904	47,029
Receivables	6,866	9,428	4,935
Prepaid expenses and other current assets	13,115	14,216	13,604
Deferred tax assets	269	987	469
Total current assets	96,445	116,706	92,487

Property and equipment, net of accumulated depreciation of $180,364, $189,134 and $181,892, respectively	68,273	71,459	73,518
Goodwill	-	-	32,643
Other intangible assets, net	611	633	595
Other assets, net	3,258	3,304	6,704
Total Assets	$168,587	$192,102	$205,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,897	$38,984	$24,253
Accrued expenses	8,547	11,570	7,227
Gift cards and customer deposits	24,744	30,849	22,848
Deferred revenue	4,892	4,800	5,568
Total current liabilities	72,080	86,203	59,896

Deferred franchise revenue	1,057	1,177	1,301
Deferred rent	18,099	20,843	22,075
Other liabilities	570	742	257

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at June 29, 2013, December 29, 2012 and June 30, 2012	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000;Issued and outstanding: 17,271,671, 17,068,182 and 17,386,393 shares, respectively	173	171	174
Additional paid-in capital	67,225	66,112	66,060
Accumulated other comprehensive loss	(8,949)	(7,683)	(9,082)
Retained earnings	18,332	24,537	65,266
Total stockholders' equity	76,781	83,137	122,418
Total Liabilities and Stockholders' Equity	$168,587	$192,102	$205,947

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenues:
Net retail sales	$80,395	$78,989	$183,326	$174,189
Commercial revenue	750	705	1,223	1,081
Franchise fees	757	716	1,618	1,513
Total revenues	81,902	80,410	186,167	176,783

Costs and expenses:
Cost of merchandise sold	51,169	51,704	111,640	109,170
Selling, general and administrative	36,901	37,075	80,636	77,201
Interest expense (income), net	(55)	(63)	(106)	(149)
Total costs and expenses	88,015	88,716	192,170	186,222

Loss before income taxes	(6,113)	(8,306)	(6,003)	(9,439)
Income tax expense (benefit)	105	(755)	202	(871)
Net loss	$(6,218)	$(7,551)	$(6,205)	$(8,568)

Foreign currency translation adjustment	71	(1,393)	(1,266)	1,083
Comprehensive loss	$(6,147)	$(8,944)	$(7,471)	$(7,485)

Loss per common share:
Basic	$(0.38)	$(0.46)	$(0.38)	$(0.53)
Diluted	$(0.38)	$(0.46)	$(0.38)	$(0.53)

Shares used in computing common per share amounts:
Basic	16,460,474	16,458,889	16,345,882	16,248,884
Diluted	16,460,474	16,458,889	16,345,882	16,248,884

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	June 29, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(6,205)	$(8,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,677	10,636
Stock-based compensation	1,618	2,013
Deferred taxes	(34)	(740)
Loss from investment in affiliate	-	475
Impairment of store assets	649	191
Trade credit utilization	245	198
Loss on disposal of property and equipment	288	352
Change in assets and liabilities:
Inventories	(1,733)	4,889
Receivables	2,740	2,959
Prepaid expenses and other assets	904	1,479
Accounts payable and accrued expenses	(7,004)	(21,677)
Lease related liabilities	(2,635)	(1,820)
Gift cards and customer deposits	(5,960)	(5,506)
Deferred revenue	(12)	149
Net cash used in operating activities	(7,462)	(14,970)
Cash flows from investing activities:
Purchases of property and equipment	(8,864)	(8,011)
Purchases of other assets and other intangible assets	(152)	(293)
Proceeds from sale or maturitiy of short term investments	-	2,647
Investment in unconsolidated affiliate	-	(475)
Cash used in investing activities	(9,016)	(6,132)
Cash flows from financing activities:
Exercise of employee stock options and employee stock purchases	103	-
Cash provided by financing activities	103	-
Effect of exchange rates on cash	(735)	1,185
Net decrease in cash and cash equivalents	(17,110)	(19,917)
Cash and cash equivalents, beginning of period	45,171	46,367
Cash and cash equivalents, end of period	$28,061	$26,450

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 29, 2012 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. As a toy retailer, the Company’s sales are highest in the fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact quarterly results. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 29, 2012 that were included in the Company’s annual report on Form 10-K filed with the SEC on March 14, 2013.

In the first quarter of fiscal 2013, the Company adopted new accounting guidance with regard to the presentation and disclosure of accumulated other comprehensive income (loss) in accordance with Accounting Standards Update 2013-02. The adoption of this guidance impacted only the presentation and disclosure of accumulated other comprehensive income (loss).

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 29, 2013	December 29, 2012	June 30, 2012
Prepaid rent	$7,964	$8,736	$8,038
Prepaid income taxes	237	-	692
Other	4,914	5,480	4,874
	$13,115	$14,216	$13,604

3. Property and Equipment

In 2012, the Company initiated a turnaround plan that includes the closure of a number of stores. The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability. As a result of this review for the first and second quarters of fiscal 2013, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $0.2 million and $0.6 million were recorded in the thirteen weeks and twenty-six ended June 29, 2013, respectively, which are included in selling, general and administrative expenses as a component of loss before income taxes in the Retail segment. The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. Any remaining net book value is depreciated over the shortened expected life. The thirteen and twenty-six weeks ended June 30, 2012, included similar impairment charges of $0.2 million.

4. Stock-based Compensation

The following table is a summary of the balances and activity for restricted stock and stock options for the twenty-six weeks ended June 29, 2013:

	Restricted Stock	Options
Outstanding, December 29, 2012	860,325	1,155,239
Granted	321,540	195,512
Vested	395,614	—
Exercised	—	19,327
Forfeited	21,078	14,967
Canceled or expired	—	41,150
Outstanding, June 29, 2013	765,173	1,275,307

For the thirteen and twenty-six weeks ended June 29, 2013, selling, general and administrative expense includes $0.8 million and $1.6 million, respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended June 30, 2012, selling, general and administrative expense includes $1.0 million and $2.0 million, respectively, of stock-based compensation expense. As of June 29, 2013, there was $4.7 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

The total fair value of shares vested during the twenty-six weeks ended June 29, 2013 and June 30, 2012 was $2.2 million and $4.0 million, respectively.

5. Earnings (Loss) per Share

The Company uses the two-class method to compute basic and diluted earnings or loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in losses of the Company. The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

NUMERATOR:
Net loss before allocation of earnings to participating securities	$(6,218)	$(7,551)	$(6,205)	$(8,568)
Less: Earnings allocated to participating securities	-	-	-	-
Net loss after allocation of earnings to participating securities	$(6,218)	$(7,551)	$(6,205)	$(8,568)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,460,474	16,458,889	16,345,882	16,248,884
Dilutive effect of share-based awards:	-	-	-	-
Weighted average number of common shares outstanding - dilutive	16,460,474	16,458,889	16,345,882	16,248,884
Basic loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.38)	$(0.46)	$(0.38)	$(0.53)
Diluted loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.38)	$(0.46)	$(0.38)	$(0.53)

In calculating diluted earnings per share for the thirteen and twenty-six week periods ended June 29, 2013, options to purchase 1,275,307 shares of common shares that were outstanding at the end of the period were not included in the computation of diluted earnings per share due to their anti-dilutive effect. For the thirteen and twenty-six week periods ended June 30, 2012, the number of options to purchase common shares that were excluded from the calculation was 1,184,189.

Due to the net loss for the thirteen and twenty-six week periods ended June 29, 2013 and June 30, 2012, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

6. Income Taxes

In prior years, the Company recorded a valuation allowance on substantially all of its deferred tax assets. The effective tax rate was (1.7)% and (3.4)% for the thirteen and twenty-six weeks ended June 29, 2013, respectively compared to 9.1% and 9.2% for the thirteen and twenty-six weeks ended June 30, 2012, respectively.

7. Comprehensive Loss

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.  The accumulated other comprehensive loss balance at June 29, 2013 and December 29, 2012 is comprised entirely of foreign currency translation.  For the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012, there were no reclassifications out of accumulated other comprehensive loss.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, commercial and international franchising. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland and other retail delivery operations, including the Company’s web store, pop-up stores and non-traditional store locations such as baseball stadiums. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities.  The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of the United Kingdom and Ireland; Asia; Australia; the Middle East; Africa; Mexico and South America.  Each operating segments has discrete sources of revenue, different capital and cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represents one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	Commercial	International Franchising	Total

Thirteen weeks ended June 29, 2013
Net sales to external customers	$80,395	$750	$757	$81,902
Income (loss) before income taxes	(6,805)	390	302	(6,113)
Capital expenditures, net	5,164	-	45	5,209
Depreciation and amortization	4,715	-	46	4,761

Thirteen weeks ended June 30, 2012
Net sales to external customers	$78,989	$705	$716	$80,410
Income (loss) before income taxes	(8,973)	314	353	(8,306)
Capital expenditures, net	4,492	-	33	4,525
Depreciation and amortization	5,228	-	45	5,273

Twenty-six weeks ended June 29, 2013
Net sales to external customers	$183,326	$1,223	$1,618	$186,167
Income (loss) before income taxes	(6,878)	625	250	(6,003)
Capital expenditures, net	8,943	-	73	9,016
Depreciation and amortization	9,586	-	91	9,677

Twenty-six weeks ended June 30, 2012
Net sales to external customers	$174,189	$1,081	$1,513	$176,783
Income (loss) before income taxes	(10,438)	235	764	(9,439)
Capital expenditures, net	8,257	-	47	8,304
Depreciation and amortization	10,547	-	89	10,636

Total Assets as of:
June 29, 2013	$159,111	$6,460	$3,016	$168,587
June 30, 2012	$193,660	$9,609	$2,678	$205,947

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended June 29, 2013
Net sales to external customers	$66,701	$14,752	$449	$81,902
Property and equipment, net	60,042	8,231	-	68,273
Thirteen weeks ended June 30, 2012
Net sales to external customers	$65,411	$14,575	$424	$80,410
Property and equipment, net	62,672	10,846	-	73,518

Twenty-six weeks ended June 29, 2013
Net sales to external customers	$152,907	$32,335	$925	$186,167
Property and equipment, net	60,042	8,231	-	68,273
Twenty-six weeks ended June 30, 2012
Net sales to external customers	$145,611	$30,285	$887	$176,783
Property and equipment, net	62,672	10,846	-	73,518

For purposes of this table only:

(1)  North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2)  Europe includes the United Kingdom, Ireland and franchise businesses in Europe

(3)  Other includes franchise businesses outside of North America and Europe

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to assess approximately £1.2 million, or approximately USD$2 million, for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of June 29, 2013, $0.7 million had been paid in respect of the disputed duty and is included in receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements, and we undertake no obligation to update these statements except as required by federal securities laws. These risks and uncertainties include, without limitation, those detailed under the captions “Risk Factors” and "Forward-Looking Statements" in our annual report on Form 10-K for the year ended December 29, 2012, as filed with the SEC on March 14, 2013, and the following:

●	general global economic conditions may continue to deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending;
●	customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores;
●	we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion;
●	our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic;
●	we may be unable to generate comparable store sales growth;
●	we may be unable to effectively operate or manage the overall portfolio of our company-owned stores;
●	we may not be able to operate our company-owned stores in the United Kingdom and Ireland profitably;
●	we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases;
●	the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation;
●	our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers;
●	we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team;
●	we are susceptible to disruption in our inventory flow due to our reliance on a few vendors;
●	high petroleum products prices could adversely affect our profitability;
●	we may be unable to effectively manage our international franchises or laws relating to those franchises may change;
●	we may improperly obtain or be unable to adequately protect customer information in violation of privacy or security laws or customer expectations;
●	we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise;
●	we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations;
●	we may be unable to operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly;
●	our market share could be adversely affected by a significant, or increased, number of competitors;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by, third parties for infringement or misappropriation of their proprietary rights;
●	poor global economic conditions could have a material adverse effect on our liquidity and capital resources;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●

we may be unable to repurchase shares of our common stock at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate; and

●	our corporate structure and Delaware law may prevent or frustrate attempts to replace or remove our current management by our stockholders.

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

Build-A-Bear Workshop is in a turnaround phase as we work to improve store productivity and profitability. We are taking actions to change our business dynamics with a reinvented store design, aggressive repositioning of our portfolio of stores, including closures and remodels that will reduce square footage, and a rebalancing of our marketing to include higher levels of brand advertising. We currently expect our optimal consolidated store count to be 285 to 310 company-owned stores. This includes 225 to 250 stores in North America and approximately 60 stores in the United Kingdom and Ireland. We believe the actions we are taking will result in improvements in productivity and profitability and, ultimately, stakeholder value. We also believe there are additional international growth opportunities, primarily through existing and new franchises.

As of June 29, 2013, we operated 257 traditional stores and six non-traditional stores in United States, Canada and Puerto Rico (collectively, North America), 60 traditional stores in the United Kingdom and Ireland (collectively, Europe) and had 90 franchised stores operating internationally under the Build-A-Bear Workshop brand. Non-traditional store locations include stores in a Major League Baseball® stadium, a zoo and an airport, as well as temporary pop-up locations. In order to capitalize on short-term opportunities in specific locations, we have selectively opened temporary, pop-up locations. In addition to our stores, we market our products and build our brand through our Web sites.

We operate in three reportable segments (retail, commercial and international franchising) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Retail – Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, and Ireland, all non-traditional store locations and e-commerce websites or “web stores”;

•

Commercial – Transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales; and

•	International Franchising – International stores operated under franchise agreements.

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable store sales as one of the performance measures for our business. Comparable store sales percentage changes are based on net retail sales, excluding our web store and temporary, seasonal and event-based locations. Stores are considered comparable beginning in their thirteenth full month of operation. Stores with relocations or remodels that result in a significant change in square footage are excluded from the comparable stores sales calculation until the thirteenth full month of operation after the change. The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

North America	8.6%	(1.8)%	9.7%	1.1%
Europe	1.7%	(1.3)%	5.9%	(6.0)%
Consolidated	7.3%	(1.7)%	9.0%	(0.1)%

We believe the changes in comparable store sales for the periods presented are primarily attributable to the following factors:

●

We believe our brand building marketing campaign and intensified communication with moms along with a good balance of proprietary and licensed product drove improved comparable store sales across the Company in both the second quarter and first half of 2013;

●

We believe that our strategic closures, primarily in North American multi-store markets, have transferred approximately 20% of their sales to remaining stores in the market in both the second quarter and first half of 2013; and

●

Additionally, the 30% increase in the issuance of gift cards on a consolidated basis during the 2012 fourth quarter, followed by a 20% increase in the first six months of 2013, contributed to increased retail sales in the first half of 2013 as the cards were redeemed.

The Company is working to build on this positive trend in comparable store sales with the following key initiatives:

●	We are aggressively working to increase store traffic and the destination appeal of our stores by:

●	enhancing our experience with a new store design;

●

increasing productivity and profitability of our existing stores through strategic closures, primarily in multi-store markets where we expect to transfer a portion of the closed stores’ sales to remaining stores in the market and the relocation of select other stores with a reduction in square footage thereby improving their productivity; and

●	increasing shopping frequency by increasing new and repeat guest traffic to our stores through a rebalanced marketing message to include both product and brand.

●	We plan to capitalize on our brand advertising to increase gift card purchases by reminding consumers about the gift of the experience.

Strategy

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	2013

	Twenty-six Weeks				Fifty-two Weeks - Projected
	December 29, 2012	Opened	Closed	June 29, 2013	December 29, 2012	Opened	Closed	December 28, 2013
North America
Traditional	283	-	(26)	257	283	4	(35)	252
Non-traditional	8	-	(2)	6	8	-	(2)	6
	291	-	(28)	263	291	4	(37)	258

Europe	60	-	-	60	60	-	-	60
Total	351	-	(28)	323	351	4	(37)	318

	2012

	Twenty-six Weeks				Fifty-two Weeks
	December 31, 2011	Opened	Closed	June 30, 2012	December 31, 2011	Opened	Closed	December 29, 2012
North America
Traditional	287	1	(3)	285	287	2	(6)	283
Non-traditional	11	1	(1)	11	11	1	(4)	8
	298	2	(4)	296	298	3	(10)	291

Europe	58	-	-	58	58	2	-	60
Total	356	2	(4)	354	356	5	(10)	351

Our long term store real estate goal is to bring our stores back to best in class productivity and profitability. Today we believe that the optimal number of Build-A-Bear Workshop stores in North America is between 225 to 250 and approximately 60 stores in the United Kingdom and Ireland for a total of 285 to 310 stores. The Company currently expects to reach this level with the closure of 60 to 70 stores in fiscal 2012 through 2014, primarily in North America, along with limited, opportunistic store openings. Locations to close and the timing of the closures are subject to ongoing negotiations and overall economic considerations as market repositioning and optimization plans are continually reevaluated.

Integral to the success of this strategy is the opening of our new store design which gives certain stores destination appeal and increases productivity in the market. The new design merges Build-A-Bear Workshop’s iconic hands-on bear-making process with the power of technology to provide a new, highly interactive experience for our guests. We opened the first store with the new design in the third quarter of fiscal 2012. As of August 5, 2013, we have opened 16 of these stores. On average, sales at these locations have increased by approximately 20%. We plan to have approximately 30 locations in the new design operating by the end of 2013 with an additional 20 to 25 locations planned in 2014.

We have been aggressively renegotiating rents and executing short term extensions to line up lease dates within markets as part of an overall strategic plan to optimize our store locations and market positioning. As part of this strategy, we will continue to close underperforming stores in conjunction with natural lease expirations and kick out clauses, primarily in multi-store markets.  In these markets, we have transferred, on average, approximately 20% of the sales from closing stores to other locations in the same market. As of August 5, 2013, we have closed 31 stores in fiscal 2013.

Non-Traditional Store Locations

In fiscal 2004, we began offering merchandise in seasonal, event-based locations such as Major League Baseball® ballparks. As of June 29, 2013, we had one location each in a ballpark, a zoo and an airport. In 2010, we opened our first pop-up stores, which generally have lease terms of six to eighteen months and are included in our non-traditional store count. These locations are intended to capitalize on short-term opportunities in specific locations. As of June 29, 2013, three pop-up stores were open.

International Franchise Locations:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below are summarized as follows:

	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012
Beginning of period	91	79
Opened	6	6
Closed	(7)	(1)
End of period	90	84

As of June 29, 2013, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering an aggregate of 16 countries. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We expect our current franchisees to open eight to twelve stores in fiscal 2013 which are likely to be offset by select closures. We believe there is a market potential for current and future franchisees to operate approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Net retail sales	98.2%	98.2%	98.5%	98.5%
Commercial revenue	0.9	0.9	0.7	0.6
Franchise fees	0.9	0.9	0.9	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	63.1	64.9	60.5	62.3
Selling, general and administrative	45.1	46.1	43.3	43.7
Interest expense (income), net	(0.1)	(0.1)	(0.1)	(0.1)
Total costs and expenses	107.5	110.3	103.2	105.3

Income (loss) before income taxes	(7.5)	(10.3)	(3.2)	(5.3)
Income tax (benefit) expense	0.1	(0.9)	0.1	(0.5)
Net income (loss)	(7.6)%	(9.4)%	(3.3)%	(4.8)%

Retail Gross Margin % (2)	36.8%	35.0%	39.4%	37.7%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)

Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $29.6 million and $72.3 million for the thirteen and twenty-six weeks ended June 29, 2013, respectively, and $27.7 million and $65.7 million for the thirteen and twenty-six weeks ended June 30, 2012, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended June 29, 2013 compared to thirteen weeks ended June 30, 2012

Total revenues. Total revenues increased to $81.9 million for the thirteen weeks ended June 29, 2013 compared to $80.4 million for the thirteen weeks ended June 30, 2012, an increase of $1.5 million, or 1.9%. Net retail sales were $80.4 million for the thirteen weeks ended June 29, 2013 compared to $79.0 million for the thirteen weeks ended June 30, 2012, an increase of $1.4 million, or 1.8%. This increase was primarily attributable to a $5.0 million increase in comparable store sales, a $1.0 million increase in sales from pop-up and other non-store locations and a $0.4 million increase in sales from new stores. This was partially offset by a $4.5 million decline in sales from non-comparable store locations, primarily closures and relocations. Other changes in net retail sales, which included the impact of foreign currency, totaled $0.5 million.

We believe the increase in comparable store sales was attributed primarily to the following factors:

•

We believe our brand building marketing campaign and intensified communication with moms along with a good balance of proprietary and licensed product drove improved comparable store sales across the Company in the second quarter of 2013;

•

We believe that our strategic closures, primarily in North American multi-store markets, have transferred approximately 20% of their sales to remaining stores in the market in the second quarter of 2013.

Commercial revenue was $0.8 million and $0.7 million for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. Revenue from franchise fees was also $0.8 million and $0.7 million for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively.

Gross margin. Total gross margin increased to $30.0 million for the thirteen weeks ended June 29, 2013, compared to $28.0 million for the thirteen weeks ended June 30, 2012, an increase of $2.0 million, or 7.1%. Retail gross margin was $29.6 million for the thirteen weeks ended June 29, 2013 compared to $27.7 million for the thirteen weeks ended June 30, 2012, an increase of $1.9 million, or 6.9%. As a percentage of net retail sales, retail gross margin increased to 36.8% for the thirteen weeks ended June 29, 2013 from 35.0% for the thirteen weeks ended June 30, 2012. This 180 basis points as a percentage of net retail sales (bps) improvement was primarily driven by leverage in occupancy cost and reduced promotional activity.

Selling, general and administrative. Selling, general and administrative expenses decreased to $36.9 million for the thirteen weeks ended June 29, 2013 compared to $37.1 million for the thirteen weeks ended June 30, 2012, a decrease of $0.2 million, or 0.5%. As a percentage of total revenues, selling, general and administrative expenses decreased to 45.1% for the thirteen weeks ended June 29, 2013 as compared to 46.1% for the thirteen weeks ended June 30, 2012, a decrease of 100 bps. The 2013 second quarter included $0.5 million in one-time management transition costs and $0.3 million in store closing costs. Excluding these costs, selling, general and administrative expenses as a percent of revenue decreased 190 bps, primarily due to decreases in store payroll costs and other operational cost savings resulting from store closures and our cost reduction efforts that were partially offset by higher incentive compensation.

Interest expense (income), net. Interest income, net of interest expense, was $55,000 for the thirteen weeks ended June 29, 2013 as compared to $63,000 for the thirteen weeks ended June 30, 2012.

Provision for income taxes. Income tax expense was $0.1 million for the thirteen weeks ended June 29, 2013 as compared to the income tax benefit of $0.8 million for the thirteen weeks ended June 30, 2012. The effective tax rate was (1.7)% for the thirteen weeks ended June 29, 2013 compared to 9.1% for the thirteen weeks ended June 30, 2012. The change in the effective tax rate was primarily attributable to the impact of recording valuation allowances on both foreign and domestic deferred tax assets in prior periods.

Twenty-six weeks ended June 29, 2013 compared to twenty-six weeks ended June 30, 2012

Total revenues. Total revenues increased to $186.2 million for the twenty-six weeks ended June 29, 2013 from $176.8 million for the twenty-six weeks ended June 30, 2012. Net retail sales were $183.3 million for the twenty-six weeks ended June 29, 2013 compared to $174.2 million for the twenty-six weeks ended June 30, 2012, an increase of $9.1 million, or 5.2%. This increase was primarily attributable to a $13.9 million increase in comparable store sales, a $2.4 million increase in sales from pop-up and other non-store locations and a $0.8 million increase in sales from new stores. These were partially offset by a $7.5 million decline in sales from non-comparable store locations, primarily closures and relocations. Other changes in net retail sales, which included the impact of foreign currency, totaled $0.5 million.

We believe our comparable store sales were impacted by the following factors:

●

We believe our brand building marketing campaign and intensified communication with moms along with a good balance of proprietary and licensed product drove improved comparable store sales across the Company in the first half of 2013;

●

We believe that our strategic closures, primarily in North American multi-store markets, have transferred approximately 20% of their sales to remaining stores in the market in the first half of 2013; and

●

Additionally, the 30% increase in the issuance of gift cards on a consolidated basis during the 2012 fourth quarter, followed by a 20% increase in the first six months of 2013, contributed to increased retail sales in the first half of 2013 as the cards were redeemed.

Commercial revenue was $1.2 million for the twenty-six weeks ended June 29, 2013 compared to $1.1 million for the twenty-six weeks ended June 30, 2012, an increase of $0.1 million. Revenue from franchise fees increased to $1.6 million for the twenty-six weeks ended June 29, 2013 from $1.5 million for the twenty-six weeks ended June 30, 2012, an increase of $0.1 million.

Gross margin. Total gross margin increased to $72.9 million for the twenty-six weeks ended June 29, 2013 from $66.1 million for the twenty-six weeks ended June 30, 2012, an increase of $6.8 million, or 10.3%. Retail gross margin increased to $72.3 million for the twenty-six weeks ended June 29, 2013 from $65.7 million for the twenty-six weeks ended June 30, 2012, an increase of $6.6 million, or 10.0%. As a percentage of net retail sales, retail gross margin increased to 39.4% for the twenty-six weeks ended June 29, 2013 from 37.7% for the twenty-six weeks ended June 30, 2012. This 170 bps improvement was primarily driven by leverage in occupancy cost and reduced promotional activity, partially offset by higher product costs in the 2013 first quarter.

 Selling, general and administrative. Selling, general and administrative expenses were $80.6 million for the twenty-six weeks ended June 29, 2013 as compared to $77.2 million for the twenty-six weeks ended June 30, 2012, an increase of $3.4 million, or 4.4%. As a percentage of total revenues, selling, general and administrative expenses decreased to 43.3% for the twenty-six weeks ended June 29, 2013 as compared to 43.7% for the twenty-six weeks ended June 30, 2012, a decrease of 40 bps. The dollar increase was primarily attributable to (i) $2.3 million in one-time management transition costs, (ii) additional investment in marketing initiatives in the first quarter, (iii) $0.9 million in store closing costs, and (iv) transactional foreign currency losses in the first quarter related to foreign payables denominated in US dollars. As a percent of revenue, these costs were offset by improved leverage on increased revenue. Excluding the management transition and store closing costs, selling, general and administrative expenses as a percent of revenue decreased 200 bps, primarily due to the overall decrease in expenses from store closures and our cost reduction efforts.

Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for the twenty-six weeks ended June 29, 2013 and June 30, 2012.

Provision for income taxes. The income tax expense was $0.2 million for the twenty-six weeks ended June 29, 2013 as compared to the income tax benefit of $0.9 million for the twenty-six weeks ended June 30, 2012. The effective tax rate was (3.4)% for the twenty-six weeks ended June 29, 2013 compared to 9.2% for the twenty-six weeks ended June 30, 2012. The change in the effective tax rate was primarily attributable to the impact of recording valuation allowances on both foreign and domestic deferred tax assets in prior periods.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) seasonal shopping patterns and holiday and vacation schedules; (2) the timing and frequency of our marketing initiatives, including national media and other public relations events; (3) the timing of our store openings and closings and related expenses; (4) changes in general economic conditions and consumer spending patterns; (5) increases or decreases in our comparable store sales; (6) fluctuations in the profitability of our stores; (7)  changes in foreign currency exchange rates; (8)  the actions of our competitors or mall anchors and co-tenants; (9) changes in consumer preferences; (10) the effectiveness of our inventory management; and (11) weather conditions.

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

Operating Activities. Cash used in operating activities was $7.5 million for the twenty-six weeks ended June 29, 2013 as compared with $15.0 million for the twenty-six weeks ended June 30, 2012, adecrease of $7.5 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. This decrease in cash used in operating activities over the year ago period was primarily due to increased store contribution and the timing of inventory receipts and payments.

Investing Activities. Cash used in investing activities was $9.0 million for the twenty-six weeks ended June 29, 2013 as compared to $6.1 million for the twenty-six weeks ended June 30, 2012, an increase of $2.9 million. Cash used in investing activities during the twenty-six weeks ended June 29, 2013 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems and the acquisition of trademarks and other intellectual property. Cash used in investing activities during the twenty-six weeks ended June 30, 2012 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems and the acquisition of trademarks and other intellectual property, offset by the maturity of short-term investments.

Financing Activities. Cash provided by financing activities was $0.1 million in the twenty-six weeks ended June 29, 2013 and $-0- in the twenty-six weeks ended June 30, 2012. In 2013, the cash from financing activities related to the exercise of employee stock options. No borrowings were made under our line of credit in either the twenty-six weeks ended June 29, 2013 or June 30, 2012.

Capital Resources. As of June 29, 2013, we had a consolidated cash balance of $28.1 million over half of which was domiciled outside of the United States. We also have a line of credit, which we can use for liquidity purposes, including to finance capital expenditures and working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective April 30, 2013. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2014 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of June 29, 2013: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2013, we expect to spend a total of $19 to $22 million on capital expenditures. Capital spending through the twenty-six weeks ended June 29, 2013 totaled $9.0 million, on track with our full year plans. Capital spending in fiscal 2013 is primarily for the remodeling of approximately 21 stores and opening of four new stores in our new design and the continued installation and upgrades of central office information technology systems.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2014.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On February 28, 2013, we announced that our share repurchase program had been extended to March 31, 2014.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program have been, and will continue to be, subsequently retired.  As of August 5, 2013, approximately 5.9 million shares at an average price of $7.24 per share have been repurchased under this program for an aggregate amount of $42.6 million, leaving $7.4 million of availability under the program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings outstanding during the first half of fiscal 2013. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents or short-term investments, based on their original maturity and are classified accordingly on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and President Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of June 29, 2013, the end of the period covered by this Quarterly Report.

It should be noted that our management, including the Chief Executive Officer and President Bear and the Chief Operations and Financial Bear, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and President Bear and Chief Operations and Financial Bear, also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC on March 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs
Mar. 31, 2013 – Apr. 27, 2013	706	$5.20	-	$7,364,562
Apr. 28, 2013 – May 25, 2013	194	$6.62	-	$7,364,562
May 26, 2013 – Jun. 29, 2013	-	$-	-	$7,364,562
Total	900	$5.51	-

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Employment, Confidentiality and Noncompete Agreement dated as of June 3, 2013 between Sharon Price John and the Registrant.

10.2

Thirteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 30, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 2, 2013)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and President Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and President Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear (on behalf of the registrant and as principal executive officer)

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary (on behalf of the registrant and as principal financial officer)