Form 10-Q
period 2013-09-28
BUILD A BEAR WORKSHOP INC
filed 2013-11-07
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2013

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

As of November 5, 2013, there were 17,350,519 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 28, 2013	December 29, 2012	September 29, 2012
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,802	$45,171	$22,145
Inventories	56,671	46,904	54,885
Receivables	10,515	9,428	4,721
Prepaid expenses and other current assets	14,602	14,216	13,569
Deferred tax assets	269	987	487
Total current assets	95,859	116,706	95,807

Property and equipment, net of accumulated depreciation of $179,915; $189,134 and $184,606, respectively	69,562	71,459	73,754
Goodwill	-	-	33,876
Other intangible assets, net	571	633	510
Other assets, net	3,025	3,304	7,218
Total Assets	$169,017	$192,102	$211,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,517	$38,984	$35,151
Accrued expenses	9,162	11,570	5,981
Gift cards and customer deposits	23,092	30,849	21,180
Deferred revenue	4,935	4,800	5,455
Total current liabilities	70,706	86,203	67,767

Deferred franchise revenue	1,000	1,177	1,238
Deferred rent	19,050	20,843	20,955
Other liabilities	492	742	257

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at September 28, 2013, December 29, 2012 and September 29, 2012		-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,364,772; 17,068,182 and 17,351,904 shares, respectively	174	171	174
Additional paid-in capital	68,460	66,112	66,782
Accumulated other comprehensive loss	(7,843)	(7,683)	(7,020)
Retained earnings	16,978	24,537	61,012
Total stockholders' equity	77,769	83,137	120,948
Total Liabilities and Stockholders' Equity	$169,017	$192,102	$211,165

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenues:
Net retail sales	$83,580	$84,263	$266,906	$258,452
Commercial revenue	451	908	1,674	1,989
Franchise fees	781	800	2,399	2,313
Total revenues	84,812	85,971	270,979	262,754

Costs and expenses:
Cost of merchandise sold	50,197	53,887	161,837	163,057
Selling, general and administrative	35,819	36,573	116,455	113,774
Interest expense (income), net	(60)	(36)	(166)	(185)
Total costs and expenses	85,956	90,424	278,126	276,646

Loss before income taxes	(1,144)	(4,453)	(7,147)	(13,892)
Income tax expense (benefit)	210	(201)	412	(1,072)
Net loss	$(1,354)	$(4,252)	$(7,559)	$(12,820)

Foreign currency translation adjustment	1,106	2,063	(160)	3,145
Comprehensive loss	$(248)	$(2,189)	$(7,719)	$(9,675)

Loss per common share:
Basic	$(0.08)	$(0.26)	$(0.46)	$(0.79)
Diluted	$(0.08)	$(0.26)	$(0.46)	$(0.79)

Shares used in computing common per share amounts:
Basic	16,531,240	16,473,114	16,407,668	16,323,630
Diluted	16,531,240	16,473,114	16,407,668	16,323,630

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	September 28, 2013	September 29, 2012

Cash flows from operating activities:
Net loss	$(7,559)	$(12,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,399	15,832
Stock-based compensation	2,308	2,810
Deferred taxes	(26)	(1,533)
Loss from investment in affiliate	-	475
Impairment of store assets	649	319
Trade credit utilization	354	298
Loss on disposal of property and equipment	499	469
Change in assets and liabilities:
Inventories	(9,656)	(2,629)
Receivables	(781)	3,186
Prepaid expenses and other assets	(197)	(1,276)
Accounts payable and accrued expenses	(7,165)	(9,320)
Lease related liabilities	(1,870)	(3,020)
Gift cards and customer deposits	(7,705)	(7,224)
Deferred revenue	(41)	(27)
Net cash used in operating activities	(16,791)	(14,460)
Cash flows from investing activities:
Purchases of property and equipment	(14,490)	(13,036)
Purchases of other assets and other intangible assets	(203)	(371)
Proceeds from sale or maturitiy of short term investments	-	2,647
Investment in unconsolidated affiliate	-	(475)
Cash used in investing activities	(14,693)	(11,235)
Cash flows from financing activities:
Exercise of employee stock options	655	-
Cash provided by financing activities	655	-
Effect of exchange rates on cash	(540)	1,473
Net decrease in cash and cash equivalents	(31,369)	(24,222)
Cash and cash equivalents, beginning of period	45,171	46,367
Cash and cash equivalents, end of period	$13,802	$22,145

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

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 28, 2013	December 29, 2012	September 29, 2012
Prepaid rent	$8,347	$8,736	$8,026
Prepaid income taxes	679	-	365
Other	5,576	5,480	5,178
	$14,602	$14,216	$13,569

3. Property and Equipment

In 2012, the Company initiated a turnaround plan that includes the closure of a number of stores. The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability. As a result of these quarterly reviews in fiscal 2013, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $-0- and $0.6 million were recorded in the thirteen and thirty-nine weeks ended September 28, 2013, respectively, and are included in selling, general and administrative expenses as a component of loss before income taxes in the Retail segment. The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. Any remaining net book value is depreciated over the shortened expected life. The thirteen and thirty-nine weeks ended September 29, 2012, included similar impairment charges of $0.1 million and $0.3 million, respectively.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 28, 2013	December 29, 2012	September 29, 2012

Accrued wages, bonuses and related expenses	$6,422	$5,455	$3,459
Sales tax payable	2,212	5,216	1,697
Accrued rent and related expenses	328	811	725
Current income taxes payable	200	88	100
	$9,162	$11,570	$5,981

5. Stock-based Compensation

The following table is a summary of the balances and activity for restricted stock and stock options for the thirty-nine weeks ended September 28, 2013:

	Restricted Stock	Options
Outstanding, December 29, 2012	860,325	1,155,239
Granted	459,140	498,318
Vested	397,368	—
Exercised	—	126,609
Forfeited	34,315	30,192
Canceled or expired	137,600	343,956
Outstanding, September 28, 2013	750,182	1,152,800

For the thirteen and thirty-nine weeks ended September 28, 2013, selling, general and administrative expense includes $0.7 million and $2.3 million, respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended September 29, 2012 selling, general and administrative expense includes $0.8 million and $2.8 million, respectively, of stock-based compensation expense. As of September 28, 2013, there was $4.0 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of shares vested during the thirty-nine weeks ended September 28, 2013 and September 29, 2012 was $2.2 million and $4.3 million, respectively.

6. Loss per Share

The Company uses the two-class method to compute basic and diluted loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

NUMERATOR:
Net loss before allocation of earnings to participating securities	$(1,354)	$(4,252)	$(7,559)	$(12,820)
Less: Earnings allocated to participating securities	-	-	-	-
Net loss after allocation of earnings to participating securities	$(1,354)	$(4,252)	$(7,559)	$(12,820)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,531,240	16,473,114	16,407,668	16,323,630
Dilutive effect of share-based awards:	-	-	-	-
Weighted average number of common shares outstanding - dilutive	16,531,240	16,473,114	16,407,668	16,323,630
Basic loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.08)	$(0.26)	$(0.46)	$(0.79)
Diluted loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.08)	$(0.26)	$(0.46)	$(0.79)

For the thirteen and thirty-nine weeks ended September 28, 2013, options to purchase 1,152,800 shares of common stock were excluded from the denominator for diluted loss per common share because of their anti-dilutive effect. For the thirteen thirty-nine weeks ended September 29, 2012, options to purchase 1,166,350 shares of common stock were excluded from the denominator for diluted loss per common share because of their anti-dilutive effect.

Due to the net loss for thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

7. Income Taxes

In prior years, the Company recorded a valuation allowance on substantially all of its deferred tax assets. The effective tax rate was (18.4)% and (5.8)% for the thirteen and thirty-nine weeks ended September 28, 2013, respectively compared to 4.5% and 7.7% for the thirteen and thirty-nine weeks ended September 29, 2012, respectively.

8. Comprehensive Loss

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.  The accumulated other comprehensive loss balance at September 28, 2013 and December 29, 2012 is comprised entirely of foreign currency translation.  For the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012, there were no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Retail	Commercial	International Franchising	Total
Thirteen weeks ended September 28, 2013
Net sales to external customers	$83,580	$451	$781	$84,812
Income (loss) before income taxes	(1,817)	277	396	(1,144)
Capital expenditures, net	5,657	-	20	5,677
Depreciation and amortization	4,677	-	45	4,722

Thirteen weeks ended September 29, 2012
Net sales to external customers	$84,263	$908	$800	$85,971
Income (loss) before income taxes	(5,254)	453	348	(4,453)
Capital expenditures, net	5,063	-	40	5,103
Depreciation and amortization	5,152	-	44	5,196

Thirty-nine weeks ended September 28, 2013
Net sales to external customers	$266,906	$1,674	$2,399	$270,979
Income (loss) before income taxes	(8,695)	902	646	(7,147)
Capital expenditures, net	14,600	-	93	14,693
Depreciation and amortization	14,263	-	136	14,399

Thirty-nine weeks ended September 29, 2012
Net sales to external customers	$258,452	$1,989	$2,313	$262,754
Income (loss) before income taxes	(15,692)	688	1,112	(13,892)
Capital expenditures, net	13,320	-	87	13,407
Depreciation and amortization	15,699	-	133	15,832

Total Assets as of:
September 28, 2013	$159,529	$6,370	$3,118	$169,017
September 29, 2012	$199,612	$9,149	$2,404	$211,165

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

	North America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended September 28, 2013
Net sales to external customers	$66,870	$17,484	$458	$84,812
Property and equipment, net	61,341	8,221	-	69,562
Thirteen weeks ended September 29, 2012
Net sales to external customers	$68,545	$16,951	$475	$85,971
Property and equipment, net	62,644	11,110	-	73,754

Thirty-nine weeks ended September 28, 2013
Net sales to external customers	$219,776	$49,820	$1,383	270,979
Property and equipment, net	61,341	8,221	-	69,562
Thirteen weeks ended September 29, 2012
Net sales to external customers	$214,157	$47,236	$1,361	$262,754
Property and equipment, net	62,644	11,110	-	73,754

For purposes of this table only:

(1)  North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2)  Europe includes the United Kingdom, Ireland and franchise businesses in Europe

(3)  Other includes franchise businesses outside of North America and Europe

10. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of September 28, 2013, $2.7 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

11. Subsequent Event

In the period from September 29, 2013 through November 5, 2013, the Company repurchased approximately 28,000 shares of its common stock for an aggregate amount of $0.2 million, leaving $7.1 million of availability under the program.

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

Build-A-Bear Workshop is in a turnaround phase as we work to improve store productivity and profitability. We are taking actions to change our business dynamics with a reinvented store design, aggressive repositioning of our portfolio of stores, including closures and remodels that will reduce square footage, and a rebalancing of our marketing to include higher levels of brand advertising. We currently expect to have approximately 310 company-owned stores at the end of 2014, 250 stores in North America and 60 stores in the United Kingdom and Ireland. We believe the actions we are taking will result in improvements in productivity and profitability and, ultimately, stakeholder value. We also believe there are additional international growth opportunities, primarily through existing and new franchises.

As of September 28, 2013, we operated 254 traditional stores and six non-traditional stores in United States, Canada and Puerto Rico (collectively, North America), 60 traditional stores in the United Kingdom and Ireland (collectively, Europe) and had 85 franchised stores operating internationally under the Build-A-Bear Workshop brand. Non-traditional store locations include stores in a Major League Baseball® stadium, a zoo and an airport, as well as temporary pop-up locations. In order to capitalize on short-term opportunities in specific locations, we have selectively opened temporary, pop-up locations. In addition to our stores, we market our products and build our brand through our Web sites.

We operate in three reportable segments (retail, commercial and international franchising) that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Retail – Company-owned traditional and non-traditional retail stores located in North America and Europe and e-commerce Web sites or “web stores”;

•

Commercial – Transactions with other business partners, mainly comprised of licensing our intellectual property, including entertainment properties, for third-party use and wholesale product sales; and

•	International Franchising – Other international stores operated under franchise agreements.

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

North America	7.6%	(11.8)%	9.1%	(3.4)%
Europe	2.3%	(7.9)%	4.6%	(6.7)%
Consolidated	6.4%	(11.1)%	8.2%	(4.0)%

We attribute the increase in comparable store sales for the periods presented primarily to impact of our brand marketing and product strategies which have improved results in our overall store base and our real estate optimization strategies which have driven sales in selective markets impacted by store closures and remodels.

●	We believe the growth in our base business accounted for approximately 70% of the overall comparable store sales increases in the 2013 third quarter and 80% in the year to date period driven by:

•

Our brand building marketing initiatives, including national television advertising in the United States, and intensified communication with moms, along with a good balance of proprietary and licensed product which we believe increased traffic to our stores and contributed to the increase in transactions;

•	The elimination of a significant promotion and related discounts that ran in the 2012 third quarter which contributed to higher transaction value in the 2013 third quarter; and

•

The 30% increase in the issuance of gift cards on a consolidated basis during the 2012 fourth quarter, followed by a 19% increase in the first thirty-nine weeks of 2013, which contributed to increased retail sales as the cards were redeemed.

●

We believe that our real estate optimization strategies drove the remaining 30% and 20% of the overall comparable store sales increases in the 2013 third quarter and year to date period, respectively. The real estate optimization plans include selective store closures, primarily in North American multi-store markets as well as updates and remodels of selective other stores. Approximately 20% of sales, on average, have transferred from closed stores to remaining stores in the markets in both the 2013 third quarter and year to date periods. Sales in remodeled stores, on average, have increased by approximately 20% in the 2013 third quarter and year to date periods.

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

•	enhancing our experience with a new store design; and

•	increasing shopping frequency by increasing new and repeat guest traffic to our stores through a rebalanced marketing message to include both product and brand.

●	We plan to capitalize on our brand advertising to increase gift card purchases by reminding consumers about the gift of our experience.

Stores

Company-owned:

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	2013

	Thirty-nine Weeks Ended September 28, 2013				Fifty-two Weeks Ended December 28, 2013 - Projected
	December 29,			September 28,	December 29,			December 28,
	2012	Opened	Closed	2013	2012	Opened	Closed	2013
North America
Traditional	283	3	(32)	254	283	4	(34)	253
Non-traditional	8	-	(2)	6	8	3	(2)	9
	291	3	(34)	260	291	7	(36)	262

Europe	60	-	-	60	60	-	(1)	59
Total	351	3	(34)	320	351	7	(37)	321

	2012

	Thirty-nine Weeks Ended September 29, 2012				Fifty-two Weeks Ended December 29, 2012
	December 31,			September 29,	December 31,			December 29,
	2011	Opened	Closed	2012	2011	Opened	Closed	2012
North America
Traditional	287	1	(5)	283	287	2	(6)	283
Non-traditional	11	1	(2)	10	11	1	(4)	8
	298	2	(7)	293	298	3	(10)	291

Europe	58	-	-	58	58	2	-	60
Total	356	2	(7)	351	356	5	(10)	351

Our long term real estate goal is to bring our stores back to best in class productivity and profitability. We currently expect to have approximately 310 Build-A-Bear Workshop stores, 250 in North America and 60 in the United Kingdom and Ireland, at the end of fiscal 2014. We currently expect to reach this level with the closure of 10 to 25 additional stores through 2014, primarily in North America, along with limited, opportunistic store openings. Locations to close and the timing of the closures are subject to ongoing negotiations and overall economic considerations as market repositioning and optimization plans are continually reevaluated.

Integral to the success of this strategy is the opening of our new store design which gives certain stores destination appeal and increases productivity in the market. The new design merges Build-A-Bear Workshop’s iconic hands-on bear-making process with the power of technology to provide a new, highly interactive experience for our guests. We opened the first store with the new design in the third quarter of fiscal 2012. As of November 5, 2013, we have opened 29 of these stores. On average, sales at these locations have increased by nearly 20%. We plan to have approximately 30 locations in the new design operating by the end of 2013.

We have been aggressively renegotiating rents and executing short term extensions to line up lease dates within markets as part of an overall strategic plan to optimize our store locations and market positioning. As part of this strategy, we will continue to close underperforming stores in conjunction with natural lease expirations and kick out clauses, primarily in multi-store markets.  In these markets, we have transferred, on average, approximately 20% of the sales from closing stores to other locations in the same market. As of November 5, 2013, we have closed 36 stores in fiscal 2013.

International Franchise Locations:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	September 28,	September 29,
	2013	2012

Beginning of period	91	79
Opened	7	12
Closed	(13)	(4)
End of period	85	87

As of September 28, 2013, we had master franchise agreements, which typically grant franchise rights for a particular country or countries, covering 16 countries. We anticipate signing additional master franchise agreements in the future. We currently expect to end fiscal 2013 with 87 franchised locations. We believe there is a market potential for existing and new franchisees to operate approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenues:
Net retail sales	98.5%	98.0%	98.5%	98.4%
Commercial revenue	0.5	1.1	0.6	0.8
Franchise fees	0.9	0.9	0.9	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	59.7	63.3	60.3	62.6
Selling, general and administrative	42.2	42.5	43.0	43.3
Interest expense (income), net	(0.0)	(0.0)	(0.1)	(0.1)
Total costs and expenses	101.3	105.2	102.6	105.3

Loss before income taxes	(1.3)	(5.2)	(2.6)	(5.3)
Income tax expense (benefit)	0.2	(0.2)	0.2	(0.4)
Net loss	(1.6)	(4.9)	(2.8)	(4.9)

Retail Gross Margin % (2)	40.1%	36.5%	39.6%	37.3%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)

Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $33.5 million and $105.8 million for the thirteen and thirty-nine weeks ended September 28, 2013, respectively and $30.8 million and $96.4 million for the thirteen and thirty-nine weeks ended September 29, 2012, respectively. Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended September 28, 2013 compared to thirteen weeks ended September 29, 2012

Revenues

Net retail sales. Net retail sales were $83.6 million for the thirteen weeks ended September 28, 2013 compared to $84.3 million for the thirteen weeks ended September 29, 2012, a decrease of $0.7 million, or 0.8%. The components of this decrease are as follows:

Thirteen weeks
ended
September 28,
2013
(dollars in millions)
Impact of store closures	$(6.1)
Increase in comparable store sales	4.5
Increase in non-comparable stores, primarily remodels and relocations	0.9
Increase from new stores	0.4
Increase from non-traditional locations, including web sales	0.1
Impact of foreign currency translation	(0.5)
$(0.7)

We attribute the increase in comparable store sales for the periods presented primarily to impact of our brand marketing and product strategies which have improved results in our overall store base and our real estate optimization strategies which have driven sales in selective markets impacted by store closures and remodels.

●	We believe the growth in our base business accounted for approximately 70% of the overall comparable store sales increase in the 2013 third quarter driven by:

•

Our brand building marketing initiatives, including national television advertising in the United States, and intensified communication with moms, along with a good balance of proprietary and licensed product which we believe increased traffic to our stores and contributed to the increase in transactions;

•	The elimination of a significant promotion and related discounts that ran in the 2012 third quarter which contributed to higher transaction value in the 2013 third quarter, and

•

The 30% increase in the issuance of gift cards on a consolidated basis during the 2012 fourth quarter, followed by a 19% increase in the first thirty-nine weeks of 2013, which contributed to increased retail sales as the cards were redeemed.

●

We believe that our real estate optimization strategies drove the remaining 30% of the overall comparable store sales increase in the 2013 third quarter. The real estate optimization plans include selective store closures, primarily in North American multi-store markets as well as updates and remodels of selective other stores. Approximately 20% of sales, on average, have transferred from closed stores to remaining stores in the markets in the 2013 third quarter. Sales in remodeled stores, on average, have increased by approximately 20% in the 2013 third quarter.

Commercial revenue and franchise fees. Commercial revenue was $0.5 million for the thirteen weeks ended September 28, 2013, from $0.9 million for the thirteen weeks ended September 29, 2012, a decrease of $0.5 million, primarily attributable to a decline in licensing activity. Revenue from franchise fees was $0.8 million for both the thirteen weeks ended September 28, 2013 and September 29, 2012.

Costs and expenses

Gross margin. Total gross margin increased to $33.8 million for the thirteen weeks ended September 28, 2013 from $31.3 million for the thirteen weeks ended September 29, 2012, an increase of $2.6 million, or 8.2%. Retail gross margin increased to $33.5 million for the thirteen weeks ended September 28, 2013 from $30.8 million for the thirteen weeks ended September 29, 2012, an increase of $2.7 million, or 8.8%. As a percentage of net retail sales, retail gross margin was 40.1% for the thirteen weeks ended September 28, 2013 compared to 36.5% for the thirteen weeks ended September 29, 2012. This 360 basis points as a percentage of net retail sales (bps) increase was primarily driven by a 190 bps improvement in merchandise margin driven by decreased promotional activity and a 170 bps improvement in leverage of fixed occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $35.8 million for the thirteen weeks ended September 28, 2013 as compared to $36.6 million for the thirteen weeks ended September 29, 2012, a decrease of $0.8 million, or 2.1%. As a percentage of total revenues, selling, general and administrative expenses decreased to 42.2% for the thirteen weeks ended September 28, 2013 as compared to 42.5% for the thirteen weeks ended September 29, 2012, a decrease of 30 bps. The 2013 third quarter included $0.4 million in one-time management transition costs and $0.2 million in store closing costs. Excluding these costs, selling, general and administrative expenses as a percent of revenue decreased 80 bps, primarily due to decreases in store payroll costs and other operational cost savings resulting from store closures and our cost reduction efforts that were partially offset by higher incentive compensation.

Interest expense (income), net. Interest income, net of interest expense, was $60,000 for the thirteen weeks ended September 28, 2013, as compared to $40,000 for the thirteen weeks ended September 29, 2012.

Provision for income taxes. The income tax expense was $0.2 million for the thirteen weeks ended September 28, 2013 compared to the income tax benefit of $0.2 million for the thirteen weeks ended September 29, 2012. The effective tax rate was (18.4)% for the thirteen weeks ended September 28, 2013 compared to 4.5% for the thirteen weeks ended September 29, 2012. The change in the effective tax rate was primarily attributable to the impact of recording valuation allowances on both foreign and domestic deferred tax assets in prior periods.

Thirty-nine weeks ended September 28, 2013 compared to thirty-nine weeks ended September 29, 2012

Revenues

Net retail sales. Net retail sales increased to $266.9 million for the thirty-nine weeks ended September 28, 2013 compared to $258.5 million for the thirty-nine weeks ended September 29, 2012, an increase of $8.5 million, or 3.3%. The components of this increase are as follows:

Thirty-nine weeks ended
September 28,
2013
(dollars in millions)
Impact of store closures	$(13.6)
Increase in comparable store sales	18.4
Increase in non-comparable stores, primarily remodels and relocations	2.8
Increase from new stores	1.3
Increase from non-traditional locations, including web sales	0.6
Impact of foreign currency translation	(1.0)
$8.5

We attribute the increase in comparable store sales for the periods presented primarily to impact of our brand marketing and product strategies which have improved results in our overall store base and our real estate optimization strategies which have driven sales in selective markets impacted by store closures and remodels.

●	We believe the growth in our base business accounted for approximately 70% of the overall comparable store sales increases in the 2013 third quarter and 80% in the year to date period driven by:

•

Our brand building marketing initiatives, including national television advertising in the United States, and intensified communication with moms, along with a good balance of proprietary and licensed product which we believe increased traffic to our stores and contributed to the increase in transactions;

•

The 30% increase in the issuance of gift cards on a consolidated basis during the 2012 fourth quarter, followed by a 19% increase in the first thirty-nine weeks of 2013, which contributed to increased retail sales as the cards were redeemed.

●

We believe that our real estate optimization strategies drove the remaining 20% of the overall comparable store sales increase in the 2013 year to date period. The real estate optimization plans include selective store closures, primarily in North American multi-store markets as well as updates and remodels of selective other stores. Approximately 20% of sales, on average, have transferred from closed stores to remaining stores in the markets in the year to date period. Sales in remodeled stores, on average, have increased by approximately 20% in the 2013 year to date period.

Commercial revenue and franchise fees. Commercial revenue was $1.7 million for the thirty-nine weeks ended September 28, 2013 compared to $2.0 million for the thirty-nine weeks ended September 29, 2012, a decrease of $0.3 million. This decrease was primarily attributable to an overall decline in licensing activities. Revenue from franchise fees was $2.4 million and $2.3 million for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively.

Cost and expenses

Gross margin. Total gross margin increased to $106.7 million for the thirty-nine weeks ended September 28, 2013 from $97.4 million for the thirty-nine weeks ended September 29, 2012, an increase of $9.4 million, or 9.6%. Retail gross margin increased to $105.8 million for the thirty-nine weeks ended September 28, 2013 from $96.4 million for the thirty-nine weeks ended September 29, 2012, an increase of $9.4 million, or 9.8%. As a percentage of net retail sales, retail gross margin increased to 39.6% for the thirty-nine weeks ended September 28, 2013 from 37.3% for the thirty-nine weeks ended September 29, 2012. This 230 bps increase was primarily driven by a 200 bps improvement in leverage of fixed occupancy costs and a 30 bps improvement in merchandise margin driven by decreased promotional activity.

Selling, general and administrative. Selling, general and administrative expenses were $116.5 million for the thirty-nine weeks ended September 28, 2013 as compared to $113.8 million for the thirty-nine weeks ended September 29, 2012, an increase of $2.7 million, or 2.4%. As a percentage of total revenues, selling, general and administrative expenses decreased to 43.0% for the thirty-nine weeks ended September 28, 2013 as compared to 43.3% for the thirty-nine weeks ended September 29, 2012, a decrease of 30 bps. The dollar increase was primarily attributable to $2.7 million in one-time management transition costs and $1.1 million in store closing costs. As a percent of revenue, these costs were offset by improved leverage on increased revenue. Excluding the management transition and store closing costs, selling, general and administrative expenses as a percent of revenue decreased 140 bps, primarily due to the overall decrease in expenses from store closures and our cost reduction efforts partially offset by higher incentive compensation.

Interest expense (income), net. Interest income, net of interest expense, was $0.2 million for both the thirty-nine weeks ended September 28, 2013 and September 29, 2012.

Provision for income taxes. The income tax expense was $0.4 million for the thirty-nine weeks ended September 28, 2013 as compared to the income tax benefit of $1.1 million for the thirty-nine weeks ended September 29, 2012. The effective tax rate was (5.8)% for the thirty-nine weeks ended September 28, 2013 compared to 7.7% for the thirty-nine weeks ended September 29, 2012. The change in the effective tax rate was primarily attributable to the impact of recording valuation allowances on both foreign and domestic deferred tax assets in prior periods.

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

As a toy retailer, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot ensure that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2014 fiscal fourth quarter will have 14 weeks.

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

Operating Activities. Cash used in operating activities was $16.8 million for the thirty-nine weeks ended September 28, 2013 as compared with $14.5 million for the thirty-nine weeks ended September 29, 2012, an increase of $2.3 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. This increase in cash used in operating activities over the year ago period was primarily due to the timing of inventory receipts and payments, partially offset by increased store contribution.

Investing Activities. Cash used in investing activities was $14.7 million for the thirty-nine weeks ended September 28, 2013 as compared to $11.2 million for the thirty-nine weeks ended September 29, 2012, an increase of $3.5 million. Cash used in investing activities during the thirty-nine weeks ended September 28, 2013 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems and the acquisition of trademarks and other intellectual property. Cash used in investing activities during the thirty-nine weeks ended September 29, 2012 primarily related to investments in central office information technology systems, new store construction costs and the acquisition of trademarks and other intellectual property.

Financing Activities. Cash provided by financing activities was $0.7 million in the thirty-nine weeks ended September 28, 2013. No cash was used in or provided by financing activities in the thirty-nine weeks ended September 29, 2012. In 2013, the cash from financing activities resulting from the exercise of employee stock options. No borrowings were made under our line of credit in either the thirty-nine weeks ended September 28, 2013 or September 29, 2012.

Capital Resources. As of September 28, 2013, we had a consolidated cash balance of $13.8 million, the majority of which was held outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The credit agreement is with U.S. Bank, National Association and was amended effective April 30, 2013. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2014 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of September 28, 2013: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2013, we expect to spend a total of approximately $20 million on capital expenditures. Capital spending through the thirty-nine weeks ended September 28, 2013 totaled $14.7 million, on track with our full year plans. Capital spending in fiscal 2013 is primarily for the remodeling and opening of stores in our new design and the continued installation and upgrades of central office information technology systems.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2014.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock.  On March 10, 2008, we announced an expansion of our share repurchase program to $50 million.  On February 28, 2013, we announced that our share repurchase program had been extended to March 31, 2014.  We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction.  The primary source of funding for the program is expected to be cash on hand.  The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  Shares repurchased under the program have been, and will continue to be, subsequently retired.  As of November 5, 2013, approximately 5.9 million shares at an average price of $7.24 per share have been repurchased under this program for an aggregate amount of $42.7 million, leaving $7.3 million of availability under the program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings outstanding during the first nine months of fiscal 2013. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents or short-term investments, based on their original maturity and are classified accordingly on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief President Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of September 28, 2013, the end of the period covered by this Quarterly Report.

It should be noted that our management, including the Chief Executive Officer and Chief President Bear and the Chief Operations and Financial Bear, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief President Bear and Chief Operations and Financial Bear, also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC on March 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs (2)
Jun. 30, 2013 – Jul. 27, 2013	168	$6.22	-	$7,364,562
Jul. 28, 2013 – Aug. 24, 2013	213	$7.13	-	$7,364,562
Aug. 25, 2013 – Sep. 28, 2013	284	$7.15	-	$7,364,562
Total	665	$6.91	-

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear (on behalf of the registrant and as principal executive officer)

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer and Secretary (on behalf of the registrant and as principal financial officer)