Form 10-K
period 2013-12-28
BUILD A BEAR WORKSHOP INC
filed 2014-03-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $6.07 for the shares on the New York Stock Exchange on June 28, 2013) was $72,341,234 as of June 29, 2013.

As of March 7, 2014, there were 17,400,528 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 8, 2014 Annual Meeting are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance;

•	our anticipated operating and growth strategies;

•	our future capital expenditures;

•	our anticipated rate of store closures, relocations and openings; and

•	our anticipated costs related to store closures, relocations and openings.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is primarily a specialty retailer offering a “make your own stuffed animal” interactive retail-entertainment experience.  As of December 28, 2013, we operated 323 company-owned retail stores in the United States, Canada, the United Kingdom and Ireland, including 252 traditional and 11 non-traditional Build-A-Bear Workshop® stores in the United States and Canada and 58 traditional and two non-traditional Build-A-Bear Workshop stores in the United Kingdom and Ireland.  In addition, franchisees operated 86 Build-A-Bear Workshop stores in other international locations.

Segments and Geographic Areas

We conduct our operations through three reportable segments consisting of retail, international franchising, and commercial.  Our reportable segments are primarily determined by the types of customers they serve and the types of products and services that they offer.  Each reportable segment may operate in many geographic areas.  Financial information related to our segments and the geographic areas in which we operate is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 16 – Segment Information to the Consolidated Financial Statements for information regarding sales, results of operations and identifiable assets of the Company by business segment and geographic area.

Description of Operations

Currently, we primarily operate specialty retail stores that provide a “make your own stuffed animal” interactive entertainment experience in which our guests visit eight stuffed animal making stations: Choose Me, Hear Me, Stuff Me, Stitch Me, Fluff Me, Dress Me, Name Me, and Take Me Home®.  In our new store design, we have added an additional Love Me station to our signature process. Our retail concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of consumers by offering premium products that meet high quality standards, offer a relevant selection and are trend-right. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our Web sites, our mobile sites and apps as well as traditional and social media. Our store experience appeals to a broad range of age groups and demographics, including children, teens, their parents and grandparents.  We have relatively balanced seasonality on a quarterly basis and guests visit our stores for multiple reasons including interactive family experiences, birthdays, parties and other milestone occasion celebrations and to purchase gifts including the “gift of experience” that comes with a Bear Bucks® gift card. We believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand.

We believe there are opportunities in the future to leverage the strength of the Build-A-Bear brand and generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high quality brand that is emotionally connected with both kids and their parents.

Operating strategies

Our company is in the midst of a multi-year turnaround plan that builds on a strong base of profitable stores and focuses on four key strategies:

1.

Optimize our real estate portfolio: In North America, we are closing stores, primarily in multi-store markets where we can transfer a portion of sales to other stores in the same markets. Additionally, in conjunction with lease renewals, we will strategically refresh and upgrade other stores with key features. In 2013, we closed 37 stores and transferred approximately 20% of sales from closed stores to other ongoing stores in the same markets and remodeled 20 stores in a new design;

2.

Refine the consumer value equation: We continue to reposition and integrate our marketing programs to focus on brand building and new product launches while also reducing discounts and price promotions. We believe that our brand building initiatives drove approximately 70% of North America’s 5.7% annual comparable store sales increase in 2013 with the balance coming from real estate optimization actions. Additionally, in 2013, we reduced discounts in North America by 30%;

3.

Rationalize our expense structure: We are in the ongoing process of value engineering our product designs and we have initiated an end-to-end review of our supply chain to identify opportunities to improve product margins and leverage selling, general and administrative expenses. In 2013, we expanded product margins and decreased selling, general and administrative expenses. The expense savings resulted from closed stores, renegotiation of terms with vendors and suppliers, and adjustments to our store labor model to better align to guest traffic patterns; and

4.

Build on our core competencies: We continue to focus on improving our high touch retail service model and customizable product offerings. We are also laying the groundwork to further leverage the strength of the Build-A-Bear brand and generate incremental revenue and profits.

 Merchandise Sourcing and Inventory Management

    Our retail stores offer an extensive and coordinated selection of merchandise, including over 30 different styles of animals to be stuffed, sounds and scents that can be added to the stuffed animals and a wide variety of clothing, shoes and accessories, as well as other brand appropriate toy and novelty items. We believe we comply with governmental toy safety requirements specific to each country where we have stores.

Our stuffed animal skins and clothing are produced from high quality man-made materials or natural fibers such as cotton, and the stuffing is made of a high-grade polyester fiber. We believe all of our products in our stores and online at buildabear.com meet Consumer Product Safety Commission requirements including the Consumer Product Safety Improvement Act (CPSIA) for Children’s Products. We also comply with American Society for Testing and Materials (ASTM), EN71 (European standards) and Canadian specifications for toy safety in all material respects. Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate to our guests the age grading for the product and any special warnings in accordance with guidelines established by the Consumer Product Safety Commission. We believe that our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification or with other third party social compliance programs. The CARE (Caring, Awareness, Responsible, Ethical) process is the ICTI program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide.   In order to obtain this certification, each factory completed a rigorous evaluation performed by an accredited ICTI agent.

The average time from product conception to the arrival of the products into our stores is approximately twelve months, including approximately 90 to 120 days from the beginning of production to in-store delivery. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating less productive items.  Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.

 Distribution and Logistics

We own our 350,000 square-foot distribution center near Columbus, Ohio which serves the majority of our stores in the United States and Canada.  We also contract with a third-party warehouse in southern California to service our West Coast stores.  The contract has a one year term and is renewable.  In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2014.  This agreement contains clauses that allow for termination if certain performance criteria are not met.

Transportation from the warehouses to the stores is managed by several third-party logistics providers.  In the United States, Canada and Europe, merchandise is shipped by a variety of distribution methods, depending on the store and seasonal inventory demand.  Key delivery methods are direct trucks through third-party pool points, “LTL’ (less-than truck load) deliveries, and direct parcel deliveries.  Shipments from our third-party distribution centers are scheduled throughout the week in order to smooth workflow and stores that are part of the same shipping route are grouped together to reduce freight costs.  All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs.  Back-up supplies, such as Cub Condo® carrying cases and stuffing for the animals, are often stored in limited amounts at local pool points.

Employees

As of December 28, 2013, we had approximately 900 full-time and 3,300 part-time employees in the United States, Canada, the United Kingdom and Ireland.  The number of part-time employees at all locations fluctuates depending on our seasonal needs.  None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Competition

We view the Build-A-Bear Workshop store experience as a distinctive combination of entertainment and retail with limited direct competition.  Because our signature product is a stuffed animal, we compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target, Kmart and other discount chains.  Since we develop proprietary products, we also compete indirectly with a number of companies that sell stuffed animals in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Applause, Boyd’s, Hasbro, Commonwealth, Gund and Vermont Teddy Bear.  Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for family time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues and online entertainment.  Being a mall-based retailer, we also compete with other mall-based retailers for prime mall locations, including various apparel, footwear and specialty retailers.

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth and depth of the Build-A-Bear Workshop experience or operate as a national or international retail company.

Intellectual Property and Trademarks

We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property and the registrations for the intellectual property. Our patents have expirations ranging from 2014 to 2020.

We have developed licensing and strategic relationships with some of the leading retail and cultural organizations.  We plan to continue to add partnerships with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities.  These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice. Specifically, we have key strategic relationships with select companies in which we feature their brands on products sold in our stores, including Disney®, Hasbro, Sanrio®, Star Wars, and major professional and collegiate sports along with other culturally relevant brands. Additionally, we have developed promotional arrangements with select organizations.  Our arrangements with Major League Baseball teams, including the Chicago Cubs®, St. Louis Cardinals™ and Pittsburg Pirates® have featured stuffed animal giveaways at each club’s ballpark on a day when our brand is highly promoted within the stadium.  In 2013, we partnered with McDonald’s® for the fifth time to feature limited edition, collectible mini Build-A-Bear Workshop animals in Happy Meals®.  We also have had arrangements featuring product sampling, cross promotions and shared media with companies such as Dairy Queen in North America and Betty Crocker’s Fruit Roll-ups.

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

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A continued slowdown in the United States, Canadian or European economies or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors would likely result in lower net retail sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. For example, for fiscal 2008 through 2010 and again in 2012, we attributed a portion of our decline in comparable store sales to the slower economy in the United States and Europe.

A decrease in the customer traffic generated by the shopping malls in which we are located, which we depend upon to attract guests to our stores, could adversely affect our financial condition and profitability.

While we invest heavily in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on customer traffic in the malls in which our stores are located. In order to generate guest traffic, we generally attempt to locate our stores in prominent locations within high traffic shopping malls. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations. We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. In addition, customer mall traffic may be reduced due to a loss of consumer confidence because of the economy, terrorism or war. If we are unable to generate sufficient guest traffic, our sales and results of operations will be harmed. A significant decrease in shopping mall traffic could have a material adverse effect on our financial condition and profitability. For example, we have experienced flat or declining transactions at comparable locations for the last three years.

If we are unable to generate interest in and demand for our interactive retail experience, including being able to identify and respond to consumer preferences in a timely manner, our financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our animals, animal apparel or accessories, or a misjudgment of consumer preferences or fashion trends, could have a negative impact on our business, financial condition and results of operations. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

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

Our planned marketing expenditures may not result in increased total or comparable store sales or generate sufficient levels of product and brand awareness which could have a material adverse effect on our financial condition and profitability.

If we are unable to increase our comparable store sales trends, our results of operations and financial condition could be adversely affected.

Our consolidated comparable store sales increased by 5.1% in 2013 following a multi-year decline. We believe the principal factors that will affect comparable store results include the following:

•	the continuing appeal of our concept;

•	the effectiveness of our marketing efforts to attract new and repeat guests;

•	consumer confidence and general economic conditions;

•	the impact of changes in governmental policies on consumer sentiment and discretionary spending levels;

•	the impact of store closures, relocations and openings in existing markets;

•	the impact of our new store design;

•	our ability to anticipate and to respond, in a timely manner, to consumer trends;

•	the continued introduction and expansion of our merchandise offerings;

•	mall traffic;

•	competition for product offerings including in the online space;

•	the timing and frequency of national media appearances and other public relations events; and

•	weather conditions.

As a result of these and other factors, we may not be able to generate or achieve comparable stores sales growth in the future. If we are unable to do so, our results of operations could be significantly harmed and we may be required to record significant impairment charges.

We are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain, or are unable to protect, our data or violate privacy or security laws or expectations, we could be subject to liability and damage to our reputation.

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, manage inventory, operate our Web sites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, or other causes.

Our Web sites, primarily for children, allow social interaction between users. We currently obtain and retain personal information about our Web site users, store shoppers and loyalty program members. In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear® identification system. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions.

We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our guest database and Web sites. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our Web sites are designed to be fully compliant with the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our Web sites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features and chat monitoring, our security measures may not protect users’ identities and our online safety measures may be questioned which may result in negative publicity or a decrease in visitors to our site. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability.

Our business involves the storage and transmission of customers’ personal information, such as consumer preferences and credit card information. We invest in industry-standard security technology to protect the Company’s data and business processes against the risk of data security breaches and cyber-attacks. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as enforcement of standard data protection policies such as Payment Card Industry compliance. We measure our data security effectiveness through industry accepted methods and remediate critical findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislation that are costly to implement and negatively impact our results.

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to us, our employees, and those with whom we do business. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by us could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

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

Our future results will largely depend on our ability to operate our stores successfully in the United States, Canada, the United Kingdom and Ireland and optimize store productivity and profitability by closing select stores, relocating and downsizing other stores and selectively upgrading stores with key features in conjunction with lease renewals. In 2012, we announced a plan to reduce our store count in North America. We closed 37 stores in 2013 in addition to the 10 locations closed in 2012 and 12 locations closed in 2011. We currently expect to close an additional 10 to 15 locations in 2014. Our ability to manage our portfolio of stores in future years in desirable locations and operate stores profitably, particularly in multi-store markets, is a key factor in our ability to achieve sustainable profitable growth. We cannot be certain when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated. We have not always succeeded in identifying desirable locations or in operating our stores successfully in those locations. We may decide to close other stores in the future.

In July 2005, we opened a flagship store in New York City. Because this store is much larger than our typical mall-based stores, it requires us to generate revenues at a higher level to justify keeping the store open. Closing this store could have an adverse impact on sales.

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

We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s options or ours. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters within the malls. We may not be able to maintain or obtain favorable locations in desirable malls. The terms of new leases may not be as favorable, increasing store expenses and impacting overall profitability. If we execute termination rights, we may have expenses and charges associated with those closures which could negatively impact our profitability. Additionally, several large landlords dominate the ownership of prime malls, particularly in the United States and Canada, and because of our dependence on these landlords for a substantial number of our locations, any significant erosion in their financial conditions or our relationships with these landlords could negatively affect our ability to obtain and retain store locations. Further landlord consolidation may negatively impact our results of operations.

Our leases in the United Kingdom and Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only”. We may be required to pay base rents that are significantly higher than we have forecast. For example, past rent reviews have resulted in increases as high as 30% in select locations within the United Kingdom. As a result of these and other factors, we may not be able to operate our European store locations profitably. If we are unable to do so, our results of operations and financial condition could be harmed and we may be required to record significant additional impairment charges.

In addition, the lease for our store in the Downtown Disney® District at the Disneyland® Resort in Anaheim, California expired in January 2014. We have not reached agreement on renewal terms and are currently operating on a month to month basis. This lease provides that the landlord may terminate the lease at any time. As a result, we cannot be assured that the landlord will not exercise its right to terminate this lease.

We may not be able to operate our foreign company-owned stores in the United Kingdom and Ireland profitably.

In our foreign operations, we face business, regulatory and cultural differences from our domestic business, such as economic conditions, changes in foreign government policies and regulations and potential restrictions and costs to convert and repatriate currency, as well as other risks that we may not anticipate. We also face difficulties realizing benefits because we have less brand awareness than in the U.S., face higher labor and rent costs, and have different holiday schedules. Although we have realized benefits from our operations in the United Kingdom and Ireland, we may be unable to continue to do so on a consistent basis. In 2012, we recognized an impairment charge on all of the goodwill associated with our UK acquisition along with the store assets at certain store locations with poor operating results. In 2010, we closed all three of our company-owned stores in France as we were unable to operate them profitably.

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

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, we have voluntarily recalled five products in the past five years due to possible safety issues. While the vendors have historically reimbursed us for certain, related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate. Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

The success of our business depends upon the quality of associates throughout our organization. Because guest service is a defining feature of the Build-A-Bear Workshop experience, we must be able to hire and train qualified managers and Bear Builder® associates to succeed. We closed 47 stores in 2012 and 2013 and expect to close an additional ten to fifteen stores in 2014. Having fewer stores may limit promotion opportunities in the future for current associates, which may have a negative impact on our ability to retain quality employees, which may in turn have a negative impact on our results of operations. Additionally, our Founder and Chief Executive Bear retired from the Company in July 2013 six weeks after we hired a new Chief Executive Officer. The success of our business depends on an effective transition. During this transition period, however, organizational changes are likely to occur, and we may not be able to retain key senior managers or associates. The loss of certain key employees, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified candidates could have a material adverse effect on our business, financial condition and results of operations.

We rely on a few vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any manufacturing facilities. For the past three years, we purchased approximately 80% of our merchandise from three vendors. These vendors in turn contract for our orders with multiple manufacturing facilities located primarily in China for the production of merchandise. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. For example in 2011, one factory used by one of our vendors closed unexpectedly, causing us to quickly switch factories for one product, affecting the quality and flow of the product. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

If we are not able to franchise new stores outside of the United States, Canada, the United Kingdom and Ireland, if we are unable to effectively manage our international franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

As of December 28, 2013, there were 86 Build-A-Bear Workshop franchised stores located outside of the United States, Canada, the United Kingdom and Ireland. We cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing North American and European markets, which may cause these stores to be less successful than those in our existing markets. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to risks associated with technology and digital operations.

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and mobile sites and their related support systems, point of sale systems, computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our digital commerce. Business risks related to digital commerce include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, governmental regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on our business.

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

Our company-owned distribution center which services the majority of our stores in North America and our third-party distribution center providers used in the western United States and Europe may experience disruptions in their ability to support our stores or they may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada and Europe in a timely manner. We have a 350,000-square-foot distribution center in Groveport, Ohio. We rely on this company-owned distribution center to receive, store and distribute merchandise for the majority of our North America stores.  We rely on third parties to manage all of the warehousing and distribution aspects of our business on the West Coast of the United States and in Europe. Any significant interruption in the operation of the distribution centers due to natural disasters and severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could decrease our sales and increase our costs associated with our supply chain.

Our profitability could be adversely affected by high petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins and stuffing. For example, our results in fiscal 2011were impacted by significant increases in fuel surcharges due to higher petroleum products prices. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

Our market share may be adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we are primarily mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. As a retailer whose signature product is a stuffed animal that is typically purchased as a toy or gift, we also compete with big box retailers and toy stores, as well as manufacturers that sell plush toys. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that currently none of these companies offers the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot assure you that they will not compete directly with us in the future.

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

We may expand our product assortment to include interactive toy products manufactured by other toy companies. If sales of such products do not meet our expectations or are impacted by competitors’ pricing, we may have to take markdowns or employ other strategies to liquidate the product. If other toy companies do not meet quality standards or violate any manufacturing or labor laws, we suffer negative publicity and not realize our sales plans.

Poor global economic conditions could have a material adverse effect on our liquidity and capital resources.

Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the capital markets or that our capital resources will at all times be sufficient or at an acceptable cost to satisfy our liquidity needs. Capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered into in 2000 and has been extended annually since then and currently expires December 31, 2015.

Risks Related to Owning Our Common Stock

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;

•	increases or decreases in comparable store sales;

•	changes in general economic conditions and consumer spending patterns;

•	seasonal shopping patterns, including whether the Easter holiday occurs in the first or second quarter and other school holiday schedules;

•	the impact of the 53rd week;

•	the effectiveness of our inventory management;

•	the timing and frequency of our marketing initiatives;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings;

•	actions of competitors or mall anchors and co-tenants;

•	weather conditions;

•	the timing of store closures, relocations and openings and related expenses; and

•	the timing and frequency of national media appearances and other public relations events.

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

Stores

We lease all of our store locations. As of December 28, 2013, we operated 263 retail stores located primarily in major malls throughout the United States, Canada and Puerto Rico, 58 stores located in the United Kingdom and two stores in Ireland in our Retail segment. Our leases in the United Kingdom and Ireland typically have rent reviews every five years in which the base rental rate is adjusted to current market rates if they are higher than the original rent agreed.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center, or Bearhouse, in Groveport, Ohio, which is utilized primarily by our Retail segment. The facility is approximately 350,000 square feet and includes our web fulfillment site. We also lease approximately 59,000 square feet for our corporate headquarters, or World Bearquarters, in St. Louis, Missouri which houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 1, 2014 with a five-year term. In the United Kingdom, we lease approximately 2,500 square feet for our regional headquarters in Windsor, England. The lease commenced in August 2003 and can be terminated at any time by either party giving notice of termination six months prior to cancellation.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$5.49	$3.70	$8.73	$5.01
Second Quarter	$7.10	$4.90	$5.41	$4.03
Third Quarter	$7.39	$6.07	$5.24	$3.82
Fourth Quarter	$10.35	$6.97	$4.31	$3.10

As of March 7, 2014, the number of holders of record of the Company’s common stock totaled approximately 2,864.

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

The performance graph starts on January 3, 2009 and ends on December 27, 2013, the last trading day prior to December 28, 2013, the end of our fiscal 2013. The graph assumes that $100 was invested on January 3, 2009 in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast the possible future performance of our common stock.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Sep. 29, 2013 – Oct. 26, 2013	-	$-	-	$7,364,562
Oct. 27, 2013 – Nov. 23, 2013	27,553	$7.85	27,553	$7,148,180
Nov. 24, 2013 – Dec. 28, 2013	680	$8.85	-	$7,148,180
Total	28,233	$7.88	27,553	$7,148,180

(1)

Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)

On February 24, 2014, we announced the further extension of our $50 million share repurchase program of our outstanding common stock until March 31, 2015. The program was authorized by our board of directors. Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity depending on market conditions, applicable regulatory requirements, and other factors. Purchase activity may be increased, decreased or discontinued at any time without notice. Shares purchased under the program are subsequently retired. As of March 7, 2014, we had approximately $6.4 million of availability under the program.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

Dividend Policy

No dividends were paid in 2013, 2012 or 2011. We anticipate that we will retain any future earnings to support operations, to finance the growth and development of our business and to repurchase shares of our common stock from time to time and we do not expect, at this time, to pay cash dividends in the future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant. Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended December 28, 2013, December 29, 2012, December 31, 2011, January 1, 2011 and January 2, 2010, as fiscal years 2013, 2012, 2011, 2010 and 2009, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. Fiscal years 2013, 2012, 2011, 2010 and 2009 included 52 weeks. All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data for fiscal 2013 and 2012 and the statement of operations and other financial data for fiscal 2013, 2012 and 2011 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data for fiscal 2011, 2010 and 2009, and the statement of operations and other financial data for fiscal 2010 and 2009 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Statement of operations data:
Total revenues	$379,069	$380,941	$394,375	$401,452	$395,906
Costs and expenses:
Cost of merchandise sold	220,738	230,181	234,227	239,556	247,511
Selling, general and administrative	160,708	165,516	162,881	164,618	161,782
Goodwill impairment	-	33,670	-	-	-
Store closing (1)	-	-	-	-	981
Losses from investment in affiliate (2)	-	-	-	-	9,615
Interest expense (income), net	(259)	3	(81)	(250)	(143)
Total costs and expenses	381,187	429,370	397,027	403,924	419,746
Loss before income taxes	(2,118)	(48,429)	(2,652)	(2,472)	(23,840)
Income tax expense (benefit)	(6)	866	14,410	(2,576)	(11,367)
Net income (loss)	$(2,112)	$(49,295)	$(17,062)	$104	$(12,473)
Earnings (loss) per common share:
Basic	$(0.13)	$(3.02)	$(0.98)	$0.01	$(0.66)
Diluted	$(0.13)	$(3.02)	$(0.98)	$0.01	$(0.66)
Shares used in computing common per share amounts:
Basic	16,465,138	16,331,672	17,371,315	18,601,465	18,874,352
Diluted	16,465,138	16,331,672	17,371,315	18,653,012	18,874,352

	Fiscal Year
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Other financial data:
Retail gross margin ($) (3)	$153,477	$145,687	$154,468	$155,128	$142,572
Retail gross margin (%) (3)	41.1%	38.9%	39.9%	40.1%	36.7%
Capital expenditures, net (4)	$19,362	$17,268	$12,248	$14,649	$8,148
Depreciation and amortization	19,216	21,422	24,232	26,976	28,487

Cash flow data:
Cash flows provided by operating activities	$19,058	$16,542	$17,234	$22,021	$23,990
Cash flows used in investing activities	$(19,362)	$(15,096)	$(13,318)	$(13,766)	$(8,898)
Cash flows provided by (used in) financing activities	$132	$(2,902)	$(15,811)	$(7,216)	$-

Store data (5):
Number of stores at end of period
North America - Traditional	252	283	287	290	291
North America - Non-traditional	11	8	11	15	5
Total North America	263	291	298	305	296
Europe - Traditional	58	58	56	52	53
Europe - Non-traditional	2	2	2	2	1
Total Europe	60	60	58	54	54
Total stores	323	351	356	359	350
Square footage at end of period (6)
North America - Traditional	716,098	805,770	829,449	841,600	846,373
North America - Non-traditional	19,507	12,610	18,956	32,950	4,533
Total North America	735,605	818,380	848,405	874,550	850,906
Europe - Traditional	84,933	84,405	81,705	75,588	76,163
Europe - Non-traditional	1,926	1,926	2,206	2,206	1,281
Total Europe	86,859	86,331	83,911	77,794	77,444
Total square footage	822,464	904,711	932,316	952,344	928,350
Average net retail sales per store - North America (7) (11)	$1,080	$1,003	$1,021	$1,030	$1,044
Net retail sales per gross square foot - North America (8) (11)	$381	$350	$354	$356	$358
Net retail sales per selling square foot - Europe (9) (11)	£525	£511	£562	£551	£592
Consolidated comparable store sales change (%) (10) (11)	5.1%	(3.3)%	(2.1)%	(2.0)%	(13.4)%

Balance sheet data:
Cash and cash equivalents	$44,665	$45,171	$46,367	$58,755	$60,399
Working capital	31,925	30,503	37,610	51,671	53,865
Total assets	194,642	192,102	241,571	275,794	284,273
Total stockholders' equity	84,390	83,137	129,243	157,713	164,780

(1)	Store closing represents expenses related to the closure of the friends 2B made concept.
(2)	In 2012, $475 in losses from investment in affiliate is included in selling, general and administrative expenses.
(3)

Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold. Retail gross margin percentage represents retail gross margin divided by net retail sales.

(4)

Capital expenditures consist of leasehold improvements, furniture and fixtures, land, buildings, computer equipment and software purchases, as well as trademarks, intellectual property and deferred leasing fees.

(5)	Excludes our web stores. North American stores are located in the United States, Canada and Puerto Rico. In Europe, stores are located in the United Kingdom, Ireland and, prior to 2011, France.
(6)	Square footage for stores located in Europe is estimated selling square footage.
(7)	Average net retail sales per store represents net retail sales only from stores open throughout the entire period in North America divided by the total number of such stores.
(8)

Net retail sales per gross square foot in North America represents net retail sales from stores open throughout the entire period in North America divided by the total gross square footage of such stores.

(9)	Net retail sales per selling square foot in Europe represents net retail sales from stores open throughout the entire period in Europe divided by the total selling square footage of such stores.
(10)	Comparable store sales percentage changes are based on net retail sales. Stores are considered comparable beginning in their thirteenth full month of operation.
(11)	Excludes our web store and temporary and seasonal locations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of December 28, 2013, we operated 323 Company-owned stores and had 86 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we sell our products on our e-commerce Web site, buildabear.com.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Retail - Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom and Ireland, and a web store;

•	International Franchising – Other international stores operated under franchise agreements; and

•	Commercial - Transactions with other business partners, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use.

Selected financial data attributable to each segment for fiscal 2013, 2012 and 2011, are set forth in Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Stores” subsections of this Overview, along with the "Risk Factors" and "Results of Operations."

We believe that we have an appealing retail store concept that, for North American stores open for the entire year, averaged $1.1 million in fiscal 2013, and $1.0 million in fiscal 2012 and 2011in net retail sales per store. Consolidated store contribution consists of store location net retail sales less cost of product, marketing and store related expenses. Store depreciation, amortization and impairment and non-store general and administrative expenses are excluded as are our web store and temporary and seasonal locations. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net loss. Store contribution as a percent of store location net retail sales was 15.8% for fiscal 2013, 12.7% for fiscal 2012 and 14.7% for fiscal 2011. Total company net loss as a percentage of total revenues was 0.6% for fiscal 2013, 12.9% for fiscal 2012 and 4.3% for fiscal 2011.

Our 2013 performance demonstrated progress on our turnaround plan and our objective to achieve sustainable, long-term profitable growth as we hired a new chief executive, executed a significant real estate strategy and implemented stringent cost controls throughout the organization. In 2012, our results were negatively impacted by the declining sales in the UK. In North America, the 2012 results reflected the early results of turnaround efforts, increased costs for marketing, newly imagined store design remodels and openings and store closings. In 2011, our results reflected stabilizing economic trends and modest mall traffic increases but continuing low levels of consumer confidence. In 2011, our store contribution percentage was essentially flat with 2010, as declining sales were offset by lower store expenses, specifically payroll and supplies.

Our 2014 plan builds on the progress we made in 2013 in implementing our key strategies. We plan to continue to improve store productivity and profitability through our real estate optimization efforts, reposition our marketing programs to refine the consumer value equation and build on core competencies to lay the groundwork to further leverage the strength of our Build-A-Bear brand. Additionally we intend to work aggressively on expense rationalization as we continue to align our cost structure with our smaller store base and value engineer our products, along with an end to end review of our supply chain.

In 2013, we reduced cost of sales and selling, general and administrative expenses by $14 million, including one-time charges. These savings resulted from our real estate optimization strategies, aligning overhead costs with a smaller store base and continued aggressive expense rationalization. This comes after savings of $25 million in 2009, $3 million in 2011 and $7.5 million in 2012. We ended fiscal 2013 with no borrowings under our bank loan agreement and with $45 million in cash and cash equivalents after investing $19 million in capital projects.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our web store and other non-store locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks, gift cards and third party credit cards to make purchases. We classify stores as new, non-comparable and comparable stores. Stores enter the comparable store calculation in their thirteenth full month of operation. Our web store and temporary and seasonal locations are not included in our comparable store calculations. Non-comparable stores also result from a store relocation or remodel that results in a significant change in square footage. The net retail sales for that location are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the change.

We have a loyalty program with a frequent shopper reward feature, the Stuff Fur Stuff® club. Members of the program receive one point for every dollar spent and receive awards after reaching certain point thresholds. On a quarterly basis, an estimate of the obligation related to the program, based on actual points, awards outstanding and historical point conversion and award redemption patterns, is recorded as an adjustment to the deferred revenue liability and net retail sales. As the awards can be earned or redeemed at any of our store locations, we account for changes in the deferred revenue account at the total company level only. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include any changes in deferred revenue. See “-Critical Accounting Estimates” for additional details on the accounting for the deferred revenue related to our customer loyalty program.

We use net retail sales per square foot and comparable store sales as performance measures for our business. The following table details net retail sales per square foot for the periods presented:

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Net retail sales per gross square foot - North America (1) (2)	$381	$350	$354
Net retail sales per selling square foot - Europe (2) (3)	£525	£511	£562

(1)

Net retail sales per gross square foot in North America represents net retail sales from stores open throughout the entire period in North America divided by the total gross square footage of such stores.

(2)	Excludes our web store and temporary and seasonal locations.
(3)	Net retail sales per selling square foot in Europe represents net retail sales from stores open throughout the entire period in Europe divided by the total selling square footage of such stores.

The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Comparable store sales change - North America (%) (1) (2)	5.7%	(2.0)%	(2.5)%

Comparable store sales change - Europe (%) (1) (2)	2.9%	(8.4)%	(0.2)%

Comparable store sales change - Consolidated (%) (1) (2)	5.1%	(3.3)%	(2.1)%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.
(2)	Excludes our web store and temporary and seasonal locations.

Fiscal 2013 consolidated comparable store sales for the full year are compared to the 52 week period ended December 29, 2012. We attribute the increase in comparable store sales for the periods presented primarily to the impact of our brand marketing and product strategies which have improved results in our overall store base and our real estate optimization strategies which have driven sales in selective markets impacted by store closures and remodels.

●	The growth in our base business accounted for approximately 70% of the overall comparable store sales increases in 2013 which we believe were driven by:

•	A 30% reduction in discounts in North America which contributed to higher transaction value in 2013; and

•

Our brand building marketing initiatives, including national television advertising in the United States, along with a balance of proprietary and licensed product, which we believe increased traffic to our stores and contributed to an increase in transactions.

●

We believe that our real estate optimization strategies drove the remaining 30% of the overall comparable store sales increase in 2013. The real estate optimization plans include selective store closures, primarily in North American multi-store markets, as well as updates and remodels of select other stores. These actions drove a 9% increase in sales per square foot in North America, reversing a multi-year decline.

Fiscal 2012 consolidated comparable store sales for the full year are compared to the 52 week period ended December 31, 2011 We believe the primary drivers of the overall decline in consolidated comparable store sales for the full year were as follows:

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

Franchise fees: We receive an initial, one-time franchise fee for each master franchise agreement which is amortized to revenue over the initial term of the respective franchise agreements, which extend for periods up to 25 years and include a renewal option if certain conditions are met. Master franchise rights are typically granted to a franchisee for an entire country or countries. Continuing franchise fees are based on a percentage of sales made by the franchisees’ stores and are recognized as revenue at the time of those sales.

Commercial revenue: Commercial revenue includes the company’s transactions with other businesses, mainly through wholesale and licensing transactions. Revenue from wholesale product sales includes revenue from merchandise sold at stores operated by third parties under licensing agreements like Landry’s restaurants. Revenue from licensing activities is generally based on a percentage of sales made by licensees to third parties and is recognized at the time the product is shipped by the licensee or at the point of sale. We have entered into a number of licensing arrangements whereby third parties manufacture merchandise carrying the Build-A-Bear Workshop trademark and sell it to other retailers.

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

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, store supplies and preopening expenses as well as central office general and administrative expenses, including costs for management payroll, benefits, stock-based compensation, normal store closings, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation and amortization of central office leasehold improvements, furniture, fixtures and equipment as well as the amortization of intellectual property costs.

In 2009, we achieved $22 million in savings in selling, general and administrative expenses including marketing, central office payroll and outside services. We were able to maintain these savings in 2010 and 2011. In 2012, we saved an additional $4 million in selling, general and administrative expenses that were used to support sales driving marketing initiatives. In 2013, we continued to reduce expenses as we reduced selling, general and administrative expenses in both dollars and as a percent of revenue. Other store expenses such as credit card fees and supplies historically have increased or decreased proportionately with net retail sales.

Stores

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico, the United Kingdom and Ireland for the last two fiscal years along with the projections for fiscal 2014 can be summarized as follows:

	Fifty-three Weeks Ended January 3, 2015 - Projected
	December 28,			January 3,
	2013	Opened	Closed	2015
North America
Traditional	252	1	(12)	241
Non-traditional	11	3	(1)	13
	263	4	(13)	254

Europe
Traditional	58	-	-	58
Non-traditional	2	-	-	2
	60	-	-	60
Total	323	4	(13)	314

	Fifty-two Weeks Ended December 28, 2013
	December 29,			December 28,
	2012	Opened	Closed	2013
North America
Traditional	283	3	(34)	252
Non-traditional	8	5	(2)	11
	291	8	(36)	263

Europe
Traditional	58	1	(1)	58
Non-traditional	2	-	-	2
	60	1	(1)	60
Total	351	9	(37)	323

	Fifty-two Weeks Ended December 29, 2012
	December 31,			December 29,
	2011	Opened	Closed	2012
North America
Traditional	287	2	(6)	283
Non-traditional	11	1	(4)	8
	298	3	(10)	291

Europe
Traditional	56	2	-	58
Non-traditional	2	-	-	2
	58	2	-	60
Total	356	5	(10)	351

Our long term store real estate goal is to improve our stores’ sales productivity and profitability. We currently intend to close approximately 10 to 15 locations in 2014, primarily in North America. We also intend to strategically refresh and upgrade stores with select features from the new store design, while driving down the cost of capital required for these improvements. We also expect to open new locations selectively as opportunities arise.

Non-traditional Store Locations:

As of December 28, 2013, we had one location each in a ballpark, a zoo, a science center and an airport. Additionally, we had three locations located within other retailers’ stores. We also operate temporary stores, which generally have lease terms of six to eighteen months and are excluded from our traditional store count. These locations are intended to capitalize on short-term opportunities in specific locations. As of December 28, 2013, we operated seven temporary stores.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise characteristics to our company-owned stores. The number of international, franchised stores opened and closed for the periods presented below are summarized as follows:

	Fiscal year
	2013	2012	2011

Beginning of period	91	79	63
Opened	10	17	19
Closed	(15)	(5)	(3)
End of period	86	91	79

As of December 28, 2013, we had 12 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 16 countries. The distribution of stores among these countries is as follows:

Germany	24
Australia	17
Mexico	11
Denmark	7
Gulf States (1)	6
Thailand	6
Japan	5
South Africa	5
Singapore	2
Sweden	2
Norway	1
Total	86

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

Results of Operations

2013 Overview

Our 2013 performance demonstrated progress on our turnaround plan and our objective to achieve sustainable, profitable growth as we hired a new chief executive, executed a significant real estate strategy and implemented stringent cost controls throughout the organization. Our accomplishments included:

●	Consolidated comparable store sales increased by 5.1%, led by a 5.7% increase in North America;

●	Improved North American store productivity to $381 per square foot, a 9% increase, reversing a multi-year decline; and

●	We expanded retail gross margin and reduced selling, general and administrative expenses both in dollars and as a percent of revenue.

In fiscal 2014, we expect to continue to build on these successes, reposition our marketing programs, including our loyalty program, and begin to lay the groundwork to further leverage the strength of our Build-A-Bear brand.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Fiscal 2013	Fiscal 2012	Fiscal 2011

Revenues:
Net retail sales	98.4%	98.3%	98.1%
Franchise fees	0.9	0.9	0.9
Commercial revenues	0.6	0.7	1.0
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	58.8	61.0	59.9
Selling, general, and administrative	42.4	43.4	41.3
Goodwill impairment	-	8.8	-
Interest expense (income), net	(0.1)	0.0	(0.0)
Total costs and expenses	100.6	112.7	100.7

Loss before income taxes	(0.6)	(12.7)	(0.7)
Income tax expense (benefit)	(0.0)	0.2	3.7
Net loss	(0.6)	(12.9)	(4.3)

Retail gross margin (%) (2)	41.1%	38.9%	39.9%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)

Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold. Retail gross margin was $153.5 million, $145.7 million and $154.5 million in 2013, 2012 and 2011, respectively. Retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended December 28, 2013 (52 weeks) Compared to Fiscal Year Ended December 29, 2012 (52 weeks)

Total revenues. Net retail sales were $373.2 million for fiscal 2013, compared to $374.6 million for fiscal 2012, a decrease of $1.4 million. The components of this decrease are as follows:

Fiscal 2013
(dollars in millions)
Impact of store closures	$(21.7)
Increase in comparable store sales	16.3
Increase in non-comparable stores, primarily remodels and relocations	4.3
Increase from new stores	1.3
Change in deferred revenue estimate	(0.7)
Increase from non-traditional locations, including web sales	0.2
Impact of foreign currency translation	(1.1)
$(1.4)

Revenue from international franchise fees were $3.6 million for fiscal 2013 and fiscal 2012. Commercial revenue was $2.3 million in fiscal 2013 compared to $2.8 million in fiscal 2012, a decrease of $0.5 million. This decrease was primarily due to an overall decrease in licensing activity in 2013.

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, was $154.8 million for fiscal 2013 compared to $147.2 million for fiscal 2012, an increase of $7.6 million, or 5.2%. Retail gross margin increased to $153.5 million in fiscal 2013 compared to $145.7 million in fiscal 2012, an increase of $7.8 million, or 5.4%. As a percentage of net retail sales, retail gross margin increased to 41.1% for fiscal 2013 from 38.9% for fiscal 2012, an increase of 220 basis points as a percentage of net retail sales (bps). This improvement in margin was primarily attributable to 160 basis points in improved leverage on fixed occupancy costs and a 60 basis point improvement in merchandise margin driven primarily by an increase in average transaction value.

Selling, general and administrative. Selling, general and administrative expenses were $160.7 million for fiscal 2013 as compared to $165.5 million for fiscal 2012, a decrease of $4.8 million, or 2.9%. As a percentage of total revenues, selling, general and administrative expenses were 42.4% for fiscal 2013, compared to 43.4% in fiscal 2012. Fiscal 2013 included $5.3 million in management transition, store closing and asset impairment expenses, compared to $2.7 million in store closing and asset impairment expenses in fiscal 2012. Excluding these costs in both periods, selling, general and administrative expenses improved 170 basis points to 41.0% of total revenues in fiscal 2013. This improvement was driven by reduced store payroll, other store expenses and corporate overhead, partially offset by increases in corporate payroll primarily related to bonus.

Interest expense (income), net. Interest income, net of interest expense, was $0.3 million for fiscal 2013 compared to $3,000 of expense for fiscal 2012.

Provision for income taxes. Income tax benefit $6,000 in fiscal 2013 compared to expense of $0.9 million in fiscal 2012. The effective rate was 0.3% in 2013 and (1.8)% in 2012. The fluctuation in the effective rate was primarily attributable to benefits resulting from the favorable resolution of tax matters, the expiration of statutes in various jurisdictions, and favorable adjustments from the filing of amended tax returns

Fiscal Year Ended December 29, 2012 (52 weeks) Compared to Fiscal Year Ended December 31, 2011 (52 weeks)

Total revenues. Net retail sales were $374.6 million for fiscal 2012, compared to $387.0 million for fiscal 2011, a decrease of $12.5 million. The components of this decrease are as follows:

Fiscal 2012
(dollars in millions)
Impact of store closures	$(4.8)
Decrease in comparable store sales	(11.6)
Increase in non-comparable stores, primarily remodels and relocations	7.1
Increase from new stores	5.0
Change in deferred revenue estimate	(1.0)
Decrease from non-traditional locations, including web sales	(6.3)
Impact of foreign currency translation	(0.9)
$(12.5)

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

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, was $147.2 million for fiscal 2012 compared to $156.8 million for fiscal 2011, a decrease of $9.6 million, or 6.1%. Retail gross margin was $145.7 million in fiscal 2012 compared to $154.5 million in fiscal 2011, a decrease of $8.8 million, or 5.7%. As a percentage of net retail sales, retail gross margin decreased to 38.9% for fiscal 2012 from 39.9% for fiscal 2011, a decrease of 100 bps. This decline in margin was primarily attributable to decreased leverage on fixed occupancy costs, including store asset impairment charges and decreased merchandise margin, partially offset by cost savings in distribution and packaging costs.

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

Provision for income taxes. Income tax expense was $0.9 million in fiscal 2012, compared to $14.4 million for fiscal 2011. The effective rate was (1.8)% in 2012 and (543.4)% in 2011. The fluctuation in the effective rate was primarily attributable to the recording of a valuation allowance in 2011 on the US deferred tax assets.

Non-GAAP Financial Measures

We use the term “store contribution” throughout this Annual Report on Form 10-K. Store contribution consists of income before income tax expense, interest, store depreciation, amortization and impairment, goodwill impairment, general and administrative expense, excluding franchise fees, income from licensing activities and contribution from our web store and temporary and seasonal locations. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP).

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

The following table sets forth a reconciliation of store contribution to net (loss) income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the United Kingdom and Ireland (Europe) and for our consolidated store base (dollars in thousands):

	Fiscal 2013			Fiscal 2012
	North			North
	America	Europe	Total	America	Europe	Total
Net loss	$(1,953)	$(159)	$(2,112)	$(13,955)	$(35,340)	$(49,295)
Income tax expense (benefit)	241	(247)	(6)	(85)	951	866
Interest expense (income)	(172)	(87)	(259)	63	(60)	3
Store depreciation, amortization and impairment (1)	11,319	2,114	13,433	13,436	3,597	17,033
Goodwill impairment (2)	-	-	-	-	33,670	33,670
General and administrative expense (3)	49,133	6,275	55,408	44,154	4,751	48,905
Franchising and commercial contribution (4)	(3,110)	-	(3,110)	(966)	-	(966)
Non-store activity contribution (5)	(6,719)	(953)	(7,672)	(4,001)	(1,094)	(5,095)
Store contribution	$48,739	$6,943	$55,682	$38,646	$6,475	$45,121

Total revenues from external customers	$304,956	$74,113	$379,069	$309,141	$71,800	$380,941
Franchising and commercial revenues from external customers	(5,896)	-	(5,896)	(6,388)	-	(6,388)
Revenues from non-store activities (5)	(16,361)	(3,468)	(19,829)	(16,848)	(3,576)	(20,424)
Store location net retail sales	$282,699	$70,645	$353,344	$285,905	$68,224	$354,129
Store contribution as a percentage of store location net retail sales	17.2%	9.8%	15.8%	13.5%	9.5%	12.7%
Total net loss as a percentage of total revenues	(0.6)%	(0.2)%	(0.6)%	(4.5)%	(49.2)%	(12.9)%

	Fiscal 2011
	North
	America	Europe	Total
Net income (loss)	$(19,232)	$2,170	$(17,062)
Income tax expense (benefit)	13,607	803	14,410
Interest expense (income)	56	(137)	(81)
Store depreciation, amortization and impairment (1)	15,233	2,514	17,747
Goodwill impairment (2)	-	-	-
General and administrative expense (3)	43,867	5,043	48,910
Franchising and commercial contribution (4)	(4,142)	-	(4,142)
Non-store activity contribution (5)	(4,708)	(1,109)	(5,817)
Store contribution	$44,681	$9,284	$53,965

Total revenues from external customers	$319,810	$74,565	$394,375
Franchising and commercial revenues from external customers	(7,334)	-	(7,334)
Revenues from non-store activities (5)	(16,765)	(3,313)	(20,078)
Store location net retail sales	$295,711	$71,252	$366,963
Store contribution as a percentage of store location net retail sales	15.1%	13.0%	14.7%
Total net income (loss) as a percentage of total revenues	(6.0)%	2.9%	(4.3)%

(1)

Store depreciation, amortization and impairment includes depreciation and amortization of all capitalized assets in store locations, including leasehold improvements, furniture and fixtures, and computer hardware and software and store asset impairment charges.

(2)	Goodwill impairment represents the write-off of the goodwill associated with the UK reporting unit.
(3)

General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation and amortization of central office leasehold improvements, furniture and fixtures, computer hardware and software, including intellectual property, store closing and pre-opening expenses, and intercompany charges. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, such as television advertising, virtual world costs and direct mail catalogs, which are included in store contribution.

(4)

Franchising and commercial contribution includes franchising and commercial revenues and all expenses attributable to the international franchising and commercial segments, including asset impairments but excluding depreciation, amortization and interest expense/income. Depreciation and amortization related to franchising and licensing is included in the general and administrative expense caption. Interest expense/income related to franchising and commercial activities is included in the interest expense (income) caption.

(5)	Non-store activities include our web stores and temporary and seasonal locations. Non-store activity contribution also includes intercompany revenues.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2013				Fiscal 2012
(Dollars in millions, except per	First	Second	Third	Fourth	First	Second	Third	Fourth
share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenues	$104.3	$81.9	$84.8	$108.1	$96.4	$80.4	$86.0	$118.1
Retail gross margin(1)	42.7	29.6	33.5	47.7	38.0	27.7	30.8	49.2
Goodwill impairment	-	-	-	-	-	-	-	33.7
Net (loss) income(2)	0.0	(6.2)	(1.4)	5.4	(1.0)	(7.6)	(4.3)	(36.4)
Earnings (loss) per common share:
Basic	0.00	(0.38)	(0.08)	0.31	(0.06)	(0.46)	(0.26)	(2.23)
Diluted	0.00	(0.38)	(0.08)	0.31	(0.06)	(0.46)	(0.26)	(2.23)
Number of stores (end of quarter)	333	323	320	323	357	354	351	351

(1)	Retail gross margin represents net retail sales less cost of retail merchandise sold.

(2)	The fourth quarter of 2012 included a $4.7 million charge related to the recording of a valuation allowance on deferred tax assets.

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

The timing of permanent store closures and temporary closures for remodels and relocations may result in fluctuations in quarterly results due to the revenues and expenses associated with each store location. We incur costs to close stores, typically in the three to six months prior to the closure. We typically incur most preopening costs for a store in the three months immediately preceding the store’s opening or reopening.

For accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The fiscal 2014 fourth quarter will be a 14-week quarter. Quarterly fluctuations and seasonality may cause our operating results to fall below the expectations of securities analysts and investors, which could cause our stock price to fall.

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

Operating Activities. Cash flows provided by operating activities were $19.1 million in fiscal 2013, $16.5 million in fiscal 2012 and $17.2 million in fiscal 2011. Cash flows from operating activities increased in fiscal 2013 as compared to 2012 primarily due to increased store contribution partially offset by the timing of inventory receipts and payments and the increase in receivables. Cash flows from operating activities decreased in fiscal 2012 as compared to 2011, primarily due to decreased store contribution.

Investing Activities. Cash flows used in investing activities were $19.4 million in fiscal 2013, $15.1 million in fiscal 2012 and $13.3 million in fiscal 2011. Cash used in investing activities in 2013 related primarily to the continued installation and upgrades of central office information technology systems, the remodeling or relocation of 20 stores and the opening of nine new locations. Cash used in investing activities in 2012 related primarily to the continued installation and upgrades of central office information technology systems, the opening of five new stores, the remodeling or relocation of 14 stores, offset by the maturity of short-term investments. Cash used in investing activities in 2011 related primarily to the continued installation and upgrades of central office information technology systems, the opening of eight new stores, the relocation of four stores and the purchase of short-term investments, offset by the maturity of those investments.

Financing Activities. Financing activities provided cash of $0.1 million in 2013 and used cash of $2.9 million and $15.8 million 2012 and 2011, respectively. Purchases of our stock in fiscal 2013, 2012 and 2011 used cash of $0.2 million, $1.3 million and $15.0 million, respectively. In fiscal 2013 and 2011, exercises of employee stock options, net of shares used for withholding tax payments provided cash of $0.3 million and used cash of $0.8 million, respectively. No employee stock options were exercised in fiscal 2012; shares used for withholding tax payments used $1.6 million in fiscal 2012.

Capital Resources. As of December 28, 2013, we had a cash balance of $44.7 million, less than half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The credit agreement is with U.S. Bank National Association. On December 21, 2012, we amended the existing bank line of credit that now provides borrowing capacity of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such purchase would not violate any terms of the credit agreement; we may not use proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. On January 22, 2014, we amended the existing credit agreement, extending the term to December 31, 2015 and increasing the fixed charge coverage ratio. As of December 28, 2013: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; and (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement. Giving effect to this standby letter of credit, there was approximately $33.9 million available for borrowing under the line of credit.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America typically have a ten-year term and contain provisions for base rent plus percentage rent based on defined sales levels. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third or fourth year and sixth or seventh year of the lease, if a certain minimum sales volume is not achieved. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease. In addition, some of these leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are charged monthly and paid in advance.

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

In fiscal 2014, we expect to spend approximately $15 to $18 million on capital expenditures. Capital spending in fiscal 2013 totaled $19 million, primarily to support the refresh and repositioning of stores and investment in infrastructure.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million. Following a series of annual extensions, we announced on February 24, 2014, that our share repurchase program had been extended to March 31, 2015. We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. As of March 7, 2014, approximately 6.0 million shares at an average price of $7.25 per share have been repurchased under this program for an aggregate amount of $43.6 million, leaving $6.4 million of availability under the program. The primary source of funding for the program has been, and is expected to be, cash on hand. The timing and amount of additional share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program have been, and will continue to be, subsequently retired.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2015.

Off-Balance Sheet Arrangements

None

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory. The future minimum payments for these obligations as of December 28, 2013 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of December 28, 2013
	Total	2014	2015	2016	2017	2018	Beyond
	(In thousands)
Operating lease obligations	$200,769	$43,551	$37,617	$28,809	$21,573	$15,889	$53,330
Purchase obligations	31,032	31,032	-	-	-	-	-
Total	$231,801	$74,583	$37,617	$28,809	$21,573	$15,889	$53,330

Our total liability for uncertain tax positions under the Financial Accounting Standards Board Accounting Standards Codification (ASC) section 740-10-25 was $0.2 million as of December 28, 2013. During the next fiscal year, unrecognized tax benefits are expected to remain unchanged. At this time, we do not expect a significant payment related to these obligations within the next year. See Note 8 - Income Taxes to the Consolidated Financial Statements for additional information.

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

Throughout the year we record an estimated cost of shortage based on past experience. The amount accrued for shortage each period is based on detailed historical averages. The accrual rate remained unchanged for fiscal 2013, 2012 and 2011. Periodic physical inventories are taken and any difference between the actual physical count of merchandise and the recorded amount in our records are adjusted and recorded as shortage. Historically, including fiscal years 2013, 2012 and 2011, the timing of the physical inventory has been in the fourth quarter so that no material amount of shortage was required to be estimated on activity between the date of the physical count and year-end. However, future physical counts of merchandise may not be at times at or near the end of a fiscal quarter or fiscal year-end, and our estimate of shortage for the intervening period may be material based on the amount of time between the date of the physical inventory and the date of the fiscal quarter or year-end.

Long-Lived Assets

In accordance with ASC section 360-10-35 we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group. As of December 28, 2013, store assets represented approximately $47.1 million, or approximately 67% of total property, plant and equipment, net. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance annually, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable.

As a result of our 2013 review, we determined that one store would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $0.1 million in the fourth quarter of fiscal 2013, which is included in cost of merchandise sold. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the asset group, future growth rate and discount rate. In order to evaluate the sensitivity of the fair value assumptions on store asset impairment, we applied a hypothetical decrease of 1% in the comparable stores sales trend and in margin, which we believe is appropriate. Based on the analysis performed as of December 28, 2013, the changes in our assumptions would not have resulted in additional impairment charges.

As a result of our reviews in 2012 and 2011, we determined that certain stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $1.4 million and $0.4 million in the fourth quarters of fiscal 2012 and 2011, respectively, which are included in cost of merchandise sold.

Additionally, we consider a more likely than not assessment that an individual location will close prior to the end of its lease term as a triggering event to review the store asset group for recoverability. These assessments are reviewed on a quarterly basis. As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $1.0 million were recorded in fiscal 2013, which are included in selling, general and administrative expenses as a component of net loss before income taxes in the Retail segment. As of December 28, 2013, the remaining net book value of the leasehold assets related to these stores was $-0-. In fiscal 2012, we recorded $0.9 million in similar charges.

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

Corporate assets, including computer hardware and software and the Company-owned distribution center (approximately $23.1 million as of December 28, 2013), and certain other assets, such as trademarks and intellectual property, net (approximately $0.6 million as of December 28, 2013), have a broad applicability and are generally considered to be recoverable, unless abandoned. Other long-lived assets, including deferred franchise and lease costs (approximately $0.6 million as of December 28, 2013), are monitored in relation to the relevant franchisee or store location.

At December 28, 2013, we evaluated our trade credits asset and determined that certain assumptions regarding future utilization were no longer attainable. Accordingly, an impairment review was performed. Based on current utilization expectations, we determined that the full value of the asset was not recoverable. Accordingly, the carrying value of the trade credits was reduced to fair value, calculated as the expected present value of estimated future utilization. An impairment charge of $0.3 million was recorded in the fiscal 2013 fourth quarter and is included in selling, general and administrative expenses as a component of net income before income taxes in the Commercial segment. As of December 28, 2013, $0.7 million was included in prepaid expenses and other current assets and $0.4 million was included in other assets, net, related to these credits. In fiscal 2012, we recorded a similar charge of $2.2 million.

Revenue Recognition

Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Guest returns have not been significant. Revenues from gift cards are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.

We have a customer loyalty program, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar spent. Points accumulate and expire after 12 months of inactivity. In North America, guests receive a coupon for free merchandise after reaching 50 points and a $10 reward certificate after reaching 100 points. Additional awards are earned for each additional 50 points earned up to 250 points in the 12 month period. In the UK, guests receive a £5 certificate for every 50 points they earn. An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales

We assess the adequacy of the deferred revenue liability based upon our review of point conversion and award redemption patterns at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2013, the deferred revenue liability was adjusted downward by $0.1 million, with a corresponding increase to net retail sales, and a $0.1 million decrease in net loss.

Based on this assessment at the end of fiscal 2012 and 2011, the deferred revenue liability was adjusted downward by $0.5 million and $1.5 million, respectively, with a corresponding increase to net retail sales, and a $0.5 million and $1.5 million decrease in net loss, respectively.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected conversion and redemption rates. In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical increase of 100 bps in the conversion and redemption rates which we believe is appropriate. Based on the analysis performed as of December 28, 2013, the change in our assumptions would have resulted in a $0.3 million reduction of net retail sales.

Income Taxes

Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate.  Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities.  Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties.  Management assesses the valuation allowance recorded against deferred tax assets at the end of each reporting period. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. We performed an analysis of all available evidence, consistent with the provisions under the Income Taxes topic of the ASC. As of December 28, 2013, we continue to maintain a valuation allowance on most of our deferred tax assets. The remaining net deferred tax assets as of December 28, 2013, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.

Under the Income Taxes topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the Company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of December 28, 2013 and December 29, 2012.

Recent Accounting Pronouncements

In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses, or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Currently effective U.S. GAAP does not provide explicit guidance on the topic. This new presentation guidance will become effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Accordingly, we will adopt this standard in the first quarter of fiscal 2014. While we are evaluating the impact this standard will have on the presentation of unrecognized tax benefits in our consolidated balance sheet, it will not affect our results of operations, financial condition or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings during fiscal 2013. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief President Bear and our Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and the Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of December 28, 2013, the end of the period covered by this Annual Report.

It should be noted that our management, including the Chief Executive Officer and Chief President Bear and the Chief Operations and Financial Bear, do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief President Bear and the Chief Operations and Financial Bear, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2013.  Our management, with the participation of our Chief Executive Officer and Chief President Bear and our Chief Operations and Financial Bear, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 framework).  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 28, 2013 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2013 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company’s) internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Build-A-Bear Workshop, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the each of the three years in the period ended December 28, 2013, and our report dated March 13, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 13, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “Directors”, “The Board of Directors and its Committees”, “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 8, 2014 is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 50, was appointed to the Board of Directors on June 3, 2013 in connection with her employment as Chief Executive Officer and Chief President Bear of the Company after being recommended to our Board by a third-party search firm. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children's Group LLC, a division of Wolverine World Wide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys; served as Vice President, U.S. Toy Division with VTech Industries, Inc.; and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hersey and the Snickers/M&M Mars business.

Gina Collins, 41, joined Build-A-Bear Workshop in January 2014 as Chief Marketing Officer and Brand Bear. Prior to joining the Company, Ms. Collins was at The Coca-Cola Company from December 2001 to January 2014 in various senior leadership roles of increasing responsibility, including Area Vice President, North America, Entertainment Marketing from April 2012 to January 2014, Group Director, North America, Strategic Marketing from April 2010 to March 2012, and Global Director, Media and Interactive Marketing Procurement from January 2008 to March 2010. Before joining The Coca-Cola Company, Ms. Collins was a Principal/Senior Analyst at American Management Systems (CapGemini).

Eric Fencl, 51, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel.  In 2009 he assumed responsibility for international franchising and human resources and in November 2013 was appointed Corporate Secretary. He now holds the title of Chief Bearrister, General Counsel, International Franchising and Secretary.  Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions for Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career in 1984 as an auditor with Arthur Young & Company.

Dave Finnegan, 44, joined Build-A-Bear Workshop in December 1999 as Director Inbearmation Technology and was named Chief Information Bear in January 2007, adding logistics responsibilities in March 2009 to become Chief Information and Logistics Bear, and in March 2010 he became Chief Information Bear. Prior to joining the Company, Mr. Finnegan held information systems management positions at Novell, Inc and Interchange Technologies Inc.

Tina Klocke, 54, has been our Chief Financial Bear since November 1997, our Treasurer since April 2000, and served as our Secretary from February 2004 until November 2013.  In March 2009, she assumed responsibility for store operations and in July 2011, she assumed responsibility for logistics and warehousing. From July 2011 until March 2013, she was responsible for merchandise planning. She now holds the title of Chief Operations and Financial Bear.  Prior to joining the Company, Ms. Klocke was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources.  Prior to joining Clayton Corporation in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. Ms. Klocke began her career in 1982 with Ernst & Young LLP.

Kenneth Wine, 51, joined Build-A-Bear Workshop in December 2012 as Chief Merchandise Bear.  Prior to joining the Company, Mr. Wine was Senior Vice President of Merchandising at Weissman Designs for Dance, a national dancewear retailer, from June 2008 to December 2012, and Director of Merchandising at Oriental Trading Company, a direct retailer of value-priced party supplies, arts and crafts, school supplies, toys and novelties, from January 2007 to May 2008.  Prior to that Mr. Wine held senior merchandising positions with Lands’ End, American Girl, Woolrich, Inc. and Polo Ralph Lauren.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,065,012	$8.72	471,327
Total	1,065,012	$8.72	471,327

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Build-A-Bear Workshop, Inc. and subsidiaries at December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Build-A-Bear Workshop, Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 13, 2014

 BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 28,	December 29,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$44,665	$45,171
Inventories	50,248	46,904
Receivables	14,542	9,428
Prepaid expenses and other current assets	11,547	14,216
Deferred tax assets	753	987
Total current assets	121,755	116,706

Property and equipment, net	70,163	71,459
Other intangible assets, net	518	633
Other assets, net	2,206	3,304
Total Assets	$194,642	$192,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,977	$38,984
Accrued expenses	16,380	11,570
Gift cards and customer deposits	33,786	30,849
Deferred revenue	4,687	4,800
Total current liabilities	89,830	86,203

Deferred franchise revenue	905	1,177
Deferred rent	19,357	20,843
Other liabilities	160	742
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at December 28, 2013 and December 29, 2012	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,386,920 and 17,068,182 shares, respectively	174	171
Additional paid-in capital	69,094	66,112
Accumulated other comprehensive loss	(7,303)	(7,683)
Retained earnings	22,425	24,537
Total stockholders' equity	84,390	83,137
Total Liabilities and Stockholders' Equity	$194,642	$192,102

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Fiscal Year
	2013	2012	2011

Revenues:
Net retail sales	$373,173	$374,553	$387,041
Franchise fees	3,564	3,598	3,391
Commercial revenue	2,332	2,790	3,943
Total revenues	379,069	380,941	394,375

Costs and expenses:
Cost of merchandise sold	220,738	230,181	234,227
Selling, general, and administrative	160,708	165,516	162,881
Goodwill impairment	-	33,670	-
Interest expense (income), net	(259)	3	(81)
Total costs and expenses	381,187	429,370	397,027

Loss before income taxes	(2,118)	(48,429)	(2,652)
Income tax expense (benefit)	(6)	866	14,410
Net loss	$(2,112)	$(49,295)	$(17,062)

Loss per common share:
Basic	$(0.13)	$(3.02)	$(0.98)
Diluted	$(0.13)	$(3.02)	$(0.98)

Shares used in computing per common share amounts:
Basic	16,465,138	16,331,672	17,371,315
Diluted	16,465,138	16,331,672	17,371,315

 See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Fiscal Year
	2013	2012	2011

Net loss	$(2,112)	$(49,295)	$(17,062)
Foreign currency translation adjustment	380	2,889	(206)
Reclass realized gain on liquidation of investment in a foreign entity	-	(407)	-
Other comprehensive income (loss)	380	2,482	(206)
Comprehensive loss	$(1,732)	$(46,813)	$(17,268)

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, January 1, 2011	$196	$76,582	$(9,959)	$90,894	$157,713
Share repurchase	(25)	(14,977)	-	-	(15,002)
Stock-based compensation	-	4,605	-	-	4,605
Shares issued under employee stock plans	3	(808)	-	-	(805)
Other comprehensive loss	-	-	(206)	-	(206)
Net loss	-	-	-	(17,062)	(17,062)
Balance, December 31, 2011	174	65,402	(10,165)	73,832	129,243

Share repurchase	(4)	(1,343)	-	-	(1,347)
Stock-based compensation	-	3,611	-	-	3,611
Shares issued under employee stock plans	1	(1,558)	-	-	(1,557)
Other comprehensive income	-	-	2,482	-	2,482
Net loss	-	-	-	(49,295)	(49,295)
Balance, December 29, 2012	$171	$66,112	$(7,683)	$24,537	$83,137

Share repurchase	(0)	(216)	-	-	(216)
Stock-based compensation	-	2,849	-	-	2,849
Shares issued under employee stock plans	3	349	-	-	352
Other comprehensive income	-	-	380	-	380
Net loss	-	-	-	(2,112)	(2,112)

Balance, December 28, 2013	$174	$69,094	$(7,303)	$22,425	$84,390

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(2,112)	$(49,295)	$(17,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,216	21,422	24,232
Goodwill impairment	-	33,670	-
Asset impairment	1,408	4,486	416
Deferred taxes	76	109	14,560
Losses from investment in affiliate	-	475	-
Loss on disposal of property and equipment	715	292	624
Stock-based compensation	2,849	3,611	4,605
Trade credit utilization	498	515	253
Change in assets and liabilities:
Inventories	(2,987)	5,298	(5,477)
Receivables	(4,727)	(1,520)	35
Prepaid expenses and other assets	2,778	1,263	1,279
Accounts payable and accrued expenses	695	(2,363)	737
Lease related liabilities	(1,863)	(3,120)	(4,743)
Gift cards and customer deposits	2,910	2,445	(561)
Deferred revenue	(398)	(746)	(1,664)
Net cash provided by operating activities	19,058	16,542	17,234
Cash flows from investing activities:
Purchases of property and equipment	(19,055)	(16,633)	(12,035)
Purchases of other assets and other intangible assets	(307)	(635)	(213)
Proceeds from sale or maturity of short term investments	-	2,647	4,829
Purchases of short term investments	-	-	(5,899)
Investment in unconsolidated affiliate	-	(475)	-
Cash flow used in investing activities	(19,362)	(15,096)	(13,318)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	348	(1,555)	(809)
Purchases of Company's common stock	(216)	(1,347)	(15,002)
Cash flow provided by (used in) financing activities	132	(2,902)	(15,811)
Effect of exchange rates on cash	(334)	260	(493)
Net decrease in cash and cash equivalents	(506)	(1,196)	(12,388)
Cash and cash equivalents, beginning of period	45,171	46,367	58,755
Cash and cash equivalents, end of period	$44,665	$45,171	$46,367
Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income taxes	$1,113	$182	$(98)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 323 company-owned stores operated primarily in leased locations in malls in the United States, Canada, Puerto Rico, the United Kingdom and Ireland along with its Web sites. Operations in foreign countries where the Company does not have company-owned stores are through franchise agreements.

Certain reclassifications of prior year amounts have been made to conform to current year presentation, none of which impact net loss in any period.

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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended December 28, 2013 (fiscal 2013), December 29, 2012 (fiscal 2012) and December 31, 2011 (fiscal 2011). All fiscal years presented included 52 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes supplies of $2.9 million and $3.5 million as of December 28, 2013 and December 29, 2012, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages.

(e)	Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has determined that no material allowance for doubtful accounts was necessary at either December 28, 2013 and December 29, 2012.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of the carrying value of the reporting unit to its fair value and a reconciliation to the Company’s total market capitalization, and when appropriate, the carrying value of impaired assets is reduced to fair value. The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates, store growth rates and discount rates, all of which are Level 3 fair value inputs. In 2012, we performed our annual evaluation of our goodwill as of December 29, 2012. As a result of the sustained decline in the market price of our common stock, coupled with the decline in the performance of the UK reporting unit, we determined that the fair value of the reporting unit, estimated using discounted cash flow analysis and reconciled to our market capitalization, was less than its carrying value. As a result, an impairment charge of $33.7 million was recorded as a component of net loss before income taxes in the Retail segment. This represented the entire balance of the Company’s goodwill. There was no tax-deductible goodwill as of December 28, 2013 and December 29, 2012. This does not change our long-term outlook for the UK reporting unit.

(h)	Other Intangible Assets

Other intangible assets consist primarily of initial costs related to trademarks and other intellectual property. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives ranging from one to three years using the straight-line method.

(i)	Other Assets

Other assets consist primarily of deferred leasing fees, deferred costs related to franchise agreements and trade credits. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was $0.2 million, $0.3 million and $0.5 million for 2013, 2012 and 2011, respectively. See Note 6 – Other Non-current Assets for further discussion regarding trade credits.

(j)	Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. See Note 4 – Property and Equipment and Note 6 – Other Non-current Assets for further discussion regarding the impairment of long-lived assets.

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

The Company defers initial, one-time nonrefundable franchise fees and amortizes them over the initial term of the respective franchise agreements, which extend for periods up to 25 years. The Company’s obligations under the contract are ongoing and include operations and product development support and training, generally concentrated around new store openings. Continuing franchise fees are recognized as revenue as the fees are earned.

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

The Company has a customer loyalty program, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar spent and receive awards for various discounts on future purchases after achieving defined point thresholds. An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.

For 2013, 2012 and 2011, historical rates for points converting into awards and ultimate award redemption were applied to actual points and awards outstanding at the respective balance sheet date to calculate the liability and corresponding adjustment to net retail sales. Management reviews these patterns and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge.

Based on the assessment at the end of 2013, 2012 and 2011, the deferred revenue liability was adjusted downward by $0.1 million,$0.5 million and $1.5 million, respectively, with corresponding increases to net retail sales, and net loss was decreased by $0.1 million, $0.5 million and $1.5 million, respectively.

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

Store preopening expenses, including store set-up, certain labor and hiring costs, and rental charges incurred prior to store openings are expensed as incurred and are included in selling, general and administrative expenses.

(q)	Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $23.7 million, $23.0 million and $19.3 million for fiscal years 2013, 2012 and 2011, respectively.

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

(s)	Loss Per Share

Under the two-class method, basic loss per share is determined by dividing net loss allocated to common stockholders by the weighted average number of common shares outstanding during the period since our participating securities do not contractually participate in losses. Diluted earnings or loss per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

(t)	Stock-Based Compensation

The Company has share-based compensation plans covering the majority of its management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC section 718. The Company recognizes compensation cost for equity awards over the requisite service period for the entire award. See Note 12 – Stock Incentive Plans. For fiscal 2013, 2012 and 2011, selling, general and administrative expense includes $2.8 million, $3.6 million and $4.6 million, respectively, of stock-based compensation expense.

(u)	Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

(v)	Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates book value at December 28, 2013 and December 29, 2012.

(w)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may change significantly. Significant items subject to such estimates and assumptions include the valuation of long-lived assets, including trade credits and deferred income tax assets, inventories, and the determination of deferred revenue under the Company’s customer loyalty program.

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

The Company holds a minority interest in Ridemakerz, LLC of approximately 21%, which is accounted for under the equity method. In 2009, the carrying value of this investment was reduced to $-0-. No income or loss allocations, impairments or other charges related to Ridemakerz were recorded in fiscal 2013 or 2011. In 2012, certain investors exercised a put option on 1.25 million shares, requiring an additional investment of $0.5 million, which was immediately impaired and included in selling, general and administrative expenses as a component of net loss before income taxes in the Retail segment. Under the current agreements, the Company could, at its discretion, own up to approximately 28% of fully diluted equity in Ridemakerz. The Company has no further obligations relating to its investment in Ridemakerz.

(3)	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	2013	2012
Prepaid rent	$4,608	$8,736
Prepaid income taxes	280	-
Other	6,659	5,480
	$11,547	$14,216

(4)	Property and Equipment

Property and equipment consist of the following (in thousands):

	2013	2012
Land	$2,261	$2,261
Furniture and fixtures	39,723	40,516
Computer hardware	21,722	23,120
Building	14,970	14,970
Leasehold improvements	124,068	136,402
Computer software	42,276	40,943
Construction in progress	2,655	2,381
	247,675	260,593
Less accumulated depreciation	177,512	189,134
	$70,163	$71,459

For 2013, 2012 and 2011, depreciation expense was $18.6 million, $20.4 million and $22.8 million, respectively.

In 2012, the Company made the decision to close a number of stores. The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability. As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $1.0 million and $0.9 million were recorded in fiscal 2013 and fiscal 2012, respectively, which are included in selling, general and administrative expenses as a component of net loss before income taxes in the Retail segment. Any remaining net book value is depreciated over the shortened expected life. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC section 820-10.

During 2013, the Company reviewed the operating performance and forecasts of future performance for the stores in its Retail segment. As a result of that review, it was determined that several stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.1 million were recorded in the fourth quarter of fiscal 2013, which are included in cost of merchandise sold as a component of net loss before income taxes in the Retail segment. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC section 820-10. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination charges, severance charges and other charges. The Company recorded asset impairment charges of $1.4 million in the fourth quarter of fiscal 2012 and $0.4 million in the fourth quarter of fiscal 2011.

(5)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2013	2012

Trademarks and other intellectual property	$12,389	$12,151
Less accumulated amortization	11,871	11,518
Total, net	$518	$633

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $0.4 million, $0.7 million and $0.9 million in 2013, 2012 and 2011, respectively.

(6)	Other Non-current Assets

In 2010, certain other non-current assets were obtained through a series of wholesale transactions whereby the Company exchanged $6.4 million of inventory, at cost, with a third-party vendor for $4.9 million of trade credits and $1.5 million in cash. The transaction was accounted for based upon the fair values of the assets involved in the transaction.  In accordance with Accounting Standards Codification (ASC) Section 845-10, in an exchange transaction for trade credits, the fair value of the asset being surrendered cannot exceed its carrying value, meaning that the sale of the inventory was recorded at its cost in the Commercial segment. The trade credits expire in 2015.

The Company evaluated its trade credits to determine if an impairment existed at December 28, 2013. Based on current utilization expectations, the Company determined that the full value of the asset was not recoverable. Accordingly, the carrying value of the trade credits was reduced to fair value, calculated as the expected present value of estimated future utilization. An impairment charge of $0.3 million was recorded in the fiscal 2013 fourth quarter and is included in selling, general and administrative expenses as a component of net income before income taxes in the Commercial segment. The inputs used to determine the fair value of the asset are level 3 fair value inputs as defined by ASC 820-10. As of December 28, 2013 and December 29, 2012, $0.7 million and $0.7 million, respectively was included in prepaid expenses and other current assets and $0.4 million and $1.2 million, respectively, was included in other assets, net, related to these credits. An impairment charge of $2.2 million was recorded in the fiscal 2012 fourth quarter.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2013	2012
Accrued wages, bonuses and related expenses	$9,745	$5,455
Sales tax payable	5,979	5,216
Accrued rent and related expenses	429	811
Current income taxes payable	227	88
	$16,380	$11,570

(8)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2013	2012	2011
Current:
Federal	$-	$-	$-
State	(68)	165	(439)
Foreign	6	790	906
Deferred:
Federal	-	-	11,592
State	56	(928)	2,281
Foreign	-	839	70
Income tax expense (benefit)	$(6)	$866	$14,410

  A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2013	2012	2011
Loss before income taxes	$(2,118)	$(48,429)	$(2,652)
Statutory federal income tax rate	34%	34%	34%
Income tax expense (benefit) at statutory federal rate	(720)	(16,466)	(902)
State income taxes, net of federal tax benefit	151	124	2
Permanent difference - Goodwill impairment	-	11,448	-
Valuation allowance	386	4,739	15,565
Effect of lower foreign taxes	497	296	(231)
Release of state tax reserves	(70)	(23)	(47)
Other items, net	(250)	748	23
Income tax expense (benefit)	$(6)	$866	$14,410
Effective tax rate	0.3%	(1.8)%	(543.4)%

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2013	2012
Deferred tax assets:
Deferred revenue	$4,516	$4,676
Accrued rents	1,682	1,884
Net operating loss carryforwards	6,462	4,336
Intangible assets	1,639	1,799
Deferred compensation	2,040	2,089
Carryforward of tax credits	5,453	4,585
Receivable and investment write-offs	624	641
Stock compensation	179	179
Depreciation	-	1,871
Other	2,555	2,054
	25,150	24,114
Less: Valuation allowance	20,987	20,865
Total deferred tax assets	4,163	3,249

Deferred tax liabilities:
Depreciation	(184)	-
Other	(3,106)	(2,321)
Total deferred tax liabilities	(3,290)	(2,321)
Net deferred tax asset	$873	$928

We evaluate the realizability of our deferred tax assets on a quarterly basis. The Company performed an analysis of all available evidence, both positive and negative, consistent with the provisions under the Income Taxes topic of the ASC. Some of the evidence evaluated includes our historical operating performance, the macroeconomic factors contributing to the recent fiscal loss and our forecast of future taxable income, including the availability of prudent and feasible tax planning strategies.  In fiscal 2013, the Company remained in a three-year cumulative loss position, which represents negative evidence.  The three-year cumulative loss is a significant piece of negative evidence and while management believes that it is primarily a result of losses that were primarily attributable to the recent significant economic conditions and not an indication of continuing operations, ASC 740 requires that objective historical evidence be given more weight than subjective evidence, such as forecasts of future income.  Accordingly, in fiscal 2013, the Company continues to maintain a valuation allowance on most of its deferred tax assets. The valuation allowance on deferred tax assets will continue to fluctuate as a result of temporary differences between the financial reporting and tax basis of the assets and liabilities as well as the generation of net operating loss and tax credit carryforwards.

Included in the deferred tax asset is $6.5 million related to federal, state and foreign net operating loss carryforwards for which a valuation allowance of $6.5 million has been recorded.  US federal net operating loss carryforwards total $14.0 million as of December 28, 2013, and expire in 2032 and 2033. As of December 28, 2013, foreign net operating loss carry forwards total $2.0 million, of which $1.2 million expire in 2034 and $0.8 million do not expire. Also included in the deferred tax asset is $5.5 million related to tax credits for which a valuation allowance of $5.5 million has been recorded.

Income taxes and remittance taxes have not been recorded on approximately $8.0 million of undistributed earnings of foreign operations of the Company, because the Company intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

The Company had total unrecognized tax benefits of $0.2 million as of December 28, 2013 and December 29, 2012.  The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Tax Reserve
Balance as of December 31, 2011	$213
Lapse of statute	(28)
Addition to reserve	-
Balance as of December 29, 2012	185
Lapse of statute	(139)
Audit settlement release	(4)
Addition to reserve	7
Balance as of December 28, 2013	$49

As of December 28, 2013, approximately $0.2 million of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized. Management estimates that it is reasonably possible that the total amount of uncertain tax benefits could decrease by as much as $0.1 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of the statute of limitations in certain jurisdictions.

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, France and Ireland), are as follows (in thousands):

	2013	2012	2011
Domestic	$(1,134)	$(11,550)	$(6,200)
Foreign	(984)	(36,879)	3,548
Total	$(2,118)	$(48,429)	$(2,652)

The following tax years remain open in the Company’s major taxing jurisdictions as of December 28, 2013:

United States (Federal)	2010 through 2013
United Kingdom	2007 through 2013
Canada	2010 through 2013
Ireland	2008 through 2013

(9)	Long-Term Debt

As of December 28, 2013, the Company has a bank line of credit that provides borrowing capacity of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of the Company’s ownership interest in foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. The Company is also prohibited from repurchasing shares of its common stock unless such purchase would not violate any terms of the credit agreement; the Company may not use proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. On January 22, 2014, the Company amended the existing credit agreement, extending the term to December 31, 2015 and increasing the fixed charge coverage ratio. As of December 28, 2013: (i) the Company was in compliance with these covenants; (ii) there were no borrowings under the line of credit; and (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement. Giving effect to this standby letter of credit, there was approximately $33.9 million available for borrowing under the line of credit.

(10)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations. Total office and retail store base rent expense was $46.5 million, $48.2 million and $48.2 million, and contingent rents were $1.3 million, $1.2 million and $1.2 million for 2013, 2012 and 2011, respectively.

Future minimum lease payments at December 28, 2013, were as follows (in thousands):

2014	$43,551
2015	37,617
2016	28,809
2017	21,573
2018	15,889
Subsequent to 2018	53,330
$200,769

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Except as noted below, management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of December 28, 2013, $2.9 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

(11)	Loss Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2013	2012	2011

NUMERATOR:
Net loss	$(2,112)	$(49,295)	$(17,062)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,465,138	16,331,672	17,371,315
Dilutive effect of share-based awards:	-	-	-
Weighted average number of common shares outstanding - dilutive	16,465,138	16,331,672	17,371,315
Basic loss per common share attributable to Build-A-Bear Workshop, Inc., stockholders	$(0.13)	$(3.02)	$(0.98)
Diluted loss per common share attributable to Build-A-Bear Workshop, Inc., stockholders	$(0.13)	$(3.02)	$(0.98)

In calculating diluted earnings per share for fiscal 2013, 2012 and 2011, options to purchase 1,065,012; 1,155,239 and 1,210,816, respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect under provisions of ASC 260-10.

Due to the net loss in fiscal 2013, 2012 and 2011, the denominator for diluted earnings per common share is the same as the denominator for basic earnings per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

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

Under the Plans, as amended, from January 3, 2009, up to 3,230,000 shares of common stock were reserved and may be granted to employees and nonemployees of the Company. The Plans allow for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (SAR) and restricted stock. Options granted under the Plans expire later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of all options shall be the fair market value on the date of the grant. The vesting provision of individual awards is at the discretion of the compensation committee of the board of directors and generally ranges from one to four years. Each share of stock awarded pursuant to an option or subject to the exercised portion of a SAR reduces the number of shares available by one share. Each share of stock awarded pursuant to any other stock-based awards, including restricted stock grants, reduces the number of shares available by 1.27 shares.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, January 1, 2011	1,125,223	$8.73
Granted	305,727	6.22
Exercised	55,501	5.13
Forfeited	164,633	7.04
Outstanding, December 31, 2011	1,210,816	8.49
Granted	228	8.32
Exercised	—	-
Forfeited	55,805	7.79
Outstanding, December 29, 2012	1,155,239	8.53
Granted	195,512	6.56
Exercised	204,658	5.60
Forfeited	39,931	8.20
Canceled or expired	41,150	9.10
Outstanding, December 28, 2013	1,065,012	$8.72	5.9	$1,339

Options Exercisable As Of:
December 28, 2013	678,794	$10.00	4.7	$938

The expense recorded related to options granted during fiscal 2013 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2013 were: (a) dividend yield of 0%; (b) historical volatility of 65%; (c) risk-free interest rates of 1.3%; and (d) an expected life of 6.25 years. The grant date fair value of options granted in 2013 was approximately $0.7 million.

The expense recorded related to options granted during fiscal 2012 was immaterial. The assumptions used in the option pricing model during fiscal 2011 were: (a) dividend yield of 0%; (b) historical volatility of 65%; (c) risk-free interest rates ranging from 1.2% to 2.5%; and (d) an expected life of 6.25 years. The grant date fair value of options granted in 2011 was approximately $1.2 million.

The total intrinsic value of options exercised in fiscal 2013 and fiscal 2011 was approximately $0.4 million and $0.1 million, respectively. No options were exercised in 2012. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 471,327 and 608,864 at the end of 2013 and 2012, respectively.

(b)	Restricted Stock

The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2011	1,468,373	$6.32
Granted	532,791	6.46
Vested	394,766	8.52
Forfeited	168,267	5.68
Outstanding, December 31, 2011	1,438,131	5.85
Granted	366,270	4.97
Vested	874,852	5.53
Forfeited	69,224	6.03
Outstanding, December 29, 2012	860,325	5.78
Granted	321,664	6.00
Vested	399,405	5.39
Forfeited	62,386	5.78
Outstanding, December 28, 2013	720,198	$5.91

The vesting date fair value of shares that vested in fiscal 2013, 2012 and 2011was $2.2 million, $4.6 million and $2.5 million, respectively. The aggregate unearned compensation expense related to options and restricted stock was $3.3 million as of December 28, 2013 and is expected to be recognized over a weighted average period of 1.1 years

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2011, 2012 and 2013:

Common
Stock
Shares as of January 1, 2011	19,631,623
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	302,007
Repurchase of shares	(2,528,360)
Shares as of December 31, 2011	17,405,270
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	29,612
Repurchase of shares	(366,700)
Shares as of December 29, 2012	17,068,182
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	346,271
Repurchase of shares	(27,533)
Shares as of December 28, 2013	17,386,920

(14)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $1.3 million, $0.9 million and $0.5 million, in fiscal 2013, 2012 and 2011, respectively. The total amount due to this related party as of December 28, 2013 and December 29, 2012 was immaterial.

The Company collected $2.1 million, $2.2 million and $2.4 million in 2013, 2012 and 2011, respectively, from its guests on behalf of charitable foundations controlled by certain executive officers of the Company. Substantially all of the contributions are collected from guests at the point of sale via pin pad prompts or as a portion of the proceeds of specifically identified products. The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns. The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company. The total due to the charitable foundations as of December 28, 2013 and December 29, 2012 was $0.5 million and $0.7 million, respectively.

(15)	Major Vendors

Three vendors, each of whose primary manufacturing facilities are located in China, accounted for approximately 79%, 80% and 81% of inventory purchases in fiscal 2013, 2012 and 2011, respectively.

(16)	Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising, and commercial. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland and other retail delivery operations, including the Company’s web store, temporary stores and non-traditional store locations. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, Australia, Africa, the Middle East and Mexico. The commercial segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. Following is a summary of the financial information for the Company’s reporting segments (in thousands):

		International
	Retail	Franchising	Commercial	Total
Fiscal 2013
Net sales to external customers	$373,173	$3,564	$2,332	$379,069
Net income (loss) before income taxes	(5,028)	2,018	892	(2,118)
Capital expenditures	19,178	184	-	19,362
Depreciation and amortization	19,016	200	-	19,216
Fiscal 2012
Net sales to external customers	$374,553	$3,598	$2,790	$380,941
Net income (loss) before income taxes	(49,215)	1,993	(1,207)	(48,429)
Capital expenditures	17,116	152	-	17,268
Depreciation and amortization	21,243	179	-	21,422
Fiscal 2011
Net sales to external customers	$387,041	$3,391	$3,943	$394,375
Net income (loss) before income taxes	(6,553)	1,961	1,940	(2,652)
Capital expenditures	12,137	111	-	12,248
Depreciation and amortization	23,992	240	-	24,232

Total Assets as of:
December 28, 2013	$185,943	$2,712	$5,987	$194,642
December 29, 2012	$182,186	$2,818	$7,098	$192,102

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

	North
	America (1)	Europe (2)	Other (3)	Total
Fiscal 2013
Net sales to external customers	$302,216	$75,133	$1,720	$379,069
Property and equipment, net	62,152	8,011	-	70,163
Fiscal 2012
Net sales to external customers	$306,049	$72,788	$2,104	$380,941
Property and equipment, net	61,995	9,464	-	71,459
Fiscal 2011
Net sales to external customers	$316,853	$75,469	$2,053	$394,375
Property and equipment, net	65,902	11,543	-	77,445

For purposes of this table only:

(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the United Kingdom, Ireland, franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe

(17)	Subsequent Event

On February 24, 2014, the Company announced the extension of its previously announced $50 million share repurchase program until March 31, 2015, subject to further extension by the Company’s Board of Directors. The Company currently intends to purchase up to $50 million of its common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of March 7, 2014, there was $6.4 million of availability remaining under the program.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance -
Balance as of December 31, 2011	$16,126
Charged to cost and expenses	4,739
Charged to other accounts	-
Deductions	-
Balance as of December 29, 2012	20,865

Charged to cost and expenses	122
Charged to other accounts	-
Deductions	-
Balance as of December 28, 2013	$20,987

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description

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

10.3.8*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.3.9*

Form of the Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on May 20, 2009)

10.3.10*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 28, 2011)

10.4*

Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*

First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.4.2*

Second Amendment dated March 22, 2011 to Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 28, 2011)

10.4.3*

Retirement, Separation Agreement and General Release by and between Maxine Clark and Build-A-Bear Workshop, Inc., dated January 28, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 31, 2013)

10.4.4*

Consulting Agreement by and between Maxine Clark and Build-A-Bear Workshop, Inc., dated January 28, 2013 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on January 31, 2013)

10.5*

Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*

First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.6*

Employment, Confidentiality and Noncompete Agreement dated as of January 10, 2007 between Dave Finnegan and the Registrant (incorporated by reference from Exhibit 10.6 to our Annual Report on Form 10-K for the year ended January 2, 2010)

10.7*

Employment, Confidentiality and Noncompete Agreement dated July 1, 2008 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2008)

10.8*

Employment, Confidentiality and Noncompete Agreement dated December 3, 2012 between Kenneth Wine and the Registrant (incorporated by reference from Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 29, 2012)

10.9*

Employment, Confidentiality and Noncompete Agreement dated June 3, 2013 between Sharon Price John and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2013)

10.10*	Employment, Confidentiality and Noncompete Agreement dated January 20, 2014 between Gina Collins and the Registrant

10.11*

Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.11.1*

First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.11.2*

Separation Agreement and General Release by and between Teresa Kroll and the Registrant, dated November 11, 2013 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 12, 2013)

10.12*

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.13

Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.13.1

Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.13.2

Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.13.3

Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.13.4

Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.13.5

Ninth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 30, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012)

10.13.6

Tenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of June 30, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2012)

10.13.7

Eleventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2012)

10.13.8

Twelfth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of February 13, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2013)

10.13.9

Thirteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 30, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 2, 2013)

10.13.10

Fourteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 22, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 23, 2014)

10.14

Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.15

Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.16

Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.16.1

Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2008)

10.17

Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.18

Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.18.1

Third Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.1 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.18.2

Fourth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.2 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.19

Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.20

Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.21*	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 11 of the Registrant’s audited consolidated financial statements included herein)

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to our Annual Report on Form 10-K, for the year ended December 29, 2012)

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Operations and Financial Bear)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

*	Management contract or compensatory plan or arrangement

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 13, 2014	By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear

	By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Tina Klocke, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended December 28, 2013 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala	Non-Executive Chairman	March 13, 2014
Mary Lou Fiala

/s/ Maxine Clark	Director	March 13, 2014
Maxine Clark

/s/ James M. Gould	Director	March 13, 2014
James M. Gould

/s/ Virginia Kent	Director	March 13, 2014
Virginia Kent

/s/ Braden Leonard	Director	March 13, 2014
Braden Leonard

/s/ Louis M. Mucci	Director	March 13, 2014
Louis M. Mucci

/s/ Coleman Peterson	Director	March 13, 2014
Coleman Peterson

/s/ Thomas Pinnau	Director	March 13, 2014
Thomas Pinnau

/s/ Sharon John	Director and Chief Executive Officer and Chief President Bear	March 13, 2014
Sharon John	(Principal Executive Officer)

/s/ Tina Klocke	Chief Operations and Financial Bear, Treasurer	March 13, 2014
Tina Klocke	(Principal Financial and Accounting Officer)