Form 10-Q
period 2014-03-29
BUILD A BEAR WORKSHOP INC
filed 2014-05-08
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

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

As of May 2, 2014, there were 17,477,869 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 29,	December 28,	March 30,
	2014	2013	2013
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,903	$44,665	$40,826
Inventories	44,059	50,248	37,824
Receivables	10,761	14,542	5,804
Prepaid expenses and other current assets	9,639	11,547	13,168
Deferred tax assets	81	81	120
Total current assets	106,443	121,083	97,742

Property and equipment, net of accumulated depreciation of $179,350; $177,512 and $186,500, respectively	65,596	70,163	68,048
Other intangible assets, net	472	518	617
Other assets, net	3,641	3,847	4,724
Total Assets	$176,152	$195,611	$171,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,384	$34,977	$25,918
Accrued expenses	11,446	16,380	8,698
Gift cards and customer deposits	29,070	33,786	27,439
Deferred revenue	4,677	4,687	5,017
Deferred tax liability	774	900	566
Total current liabilities	66,351	90,730	67,638

Deferred franchise revenue	1,124	905	1,115
Deferred rent	18,402	19,357	19,068
Other liabilities	318	229	1,287

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at March 29, 2014, December 28, 2013 and March 30, 2013	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,547,477; 17,386,920 and 17,085,121 shares, respectively	175	174	171
Additional paid-in capital	69,595	69,094	66,318
Accumulated other comprehensive loss	(7,263)	(7,303)	(9,016)
Retained earnings	27,450	22,425	24,550
Total stockholders' equity	89,957	84,390	82,023
Total Liabilities and Stockholders' Equity	$176,152	$195,611	$171,131

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

AND STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	March 29, 2014	March 30, 2013

Revenues:
Net retail sales	$96,840	$102,931
Franchise fees	670	861
Commercial revenue	432	473
Total revenues	97,942	104,265

Costs and expenses:
Cost of merchandise sold	54,898	60,471
Selling, general and administrative	37,800	43,735
Interest expense (income), net	(62)	(51)
Total costs and expenses	92,636	104,155

Income before income taxes	5,306	110
Income tax expense	281	97
Net income	$5,025	$13

Foreign currency translation adjustment	40	(1,333)
Comprehensive income (loss)	$5,065	$(1,320)

Earnings per common share:
Basic	$0.29	$0.00
Diluted	$0.29	$0.00

Shares used in computing common per share amounts:
Basic	16,701,723	16,231,291
Diluted	16,910,071	16,231,291

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Thirteen weeks ended
	March 29, 2014	March 30, 2013

Cash flows from operating activities:
Net income	$5,025	$13
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,508	4,916
Deferred taxes	-	(40)
Store asset impairment	120	470
Loss on disposal of property and equipment	37	144
Stock-based compensation	604	812
Trade credit utilization	148	183
Change in assets and liabilities:
Inventories	6,275	8,575
Receivables	3,814	3,804
Prepaid expenses and other assets	1,853	907
Accounts payable and accrued expenses	(18,329)	(14,227)
Lease related liabilities	(969)	(1,658)
Gift cards and customer deposits	(4,748)	(3,257)
Deferred revenue	202	171
Net cash (used in) provided by operating activities	(1,460)	813
Cash flows from investing activities:
Purchases of property and equipment, net	(1,094)	(3,738)
Purchases of other assets and other intangible assets	(12)	(69)
Net cash used in investing activities	(1,106)	(3,807)
Cash flows from financing activities:
Purchases of Company's common stock	(723)	-
Proceeds from the exercise of employee stock options, net of withholding tax payments	622	(607)
Net cash used in financing activities	(101)	(607)
Effect of exchange rates on cash	(95)	(744)
Net decrease in cash and cash equivalents	(2,762)	(4,345)
Cash and cash equivalents, beginning of period	44,665	45,171
Cash and cash equivalents, end of period	$41,903	$40,826

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of December 28, 2013 was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2013, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014.

Certain reclassifications have been made to prior year amounts to conform to current year presentation, none of which impact net income in any period.

In the first quarter of fiscal 2014, the Company adopted new accounting guidance with regard to the presentation and disclosure of unrecognized tax benefits, according to the provisions of Accounting Standards Update 2013-11. The adoption of this guidance did not have a material impact on the financial statements.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 29,	December 28,	March 30,
	2014	2013	2013
Prepaid rent	$4,059	$4,608	$7,692
Prepaid income taxes	193	280	111
Other	5,387	6,659	5,365
	$9,639	$11,547	$13,168

3. Property and Equipment

In 2012, the Company made the decision to close of a number of stores. The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability. As a result of this review for the first quarter of fiscal 2014, it was determined that one store would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $0.1 million were recorded in the thirteen weeks ended March 29, 2014, and are included in selling, general and administrative expenses as a component of income before income taxes in the Retail segment.  The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC section 820-10. Any remaining net book value is depreciated over the shortened expected life. Similar asset impairment charges of $0.5 million were recorded in the thirteen weeks ended March 30, 2013.

4. Stock-based Compensation

The following table is a summary of the balances and activity for the plans related to restricted stock and stock options for the thirteen weeks ended March 29, 2014:

	Restricted
	Stock	Options
Outstanding, December 28, 2013	720,198	1,065,012
Granted	154,486	95,148
Vested	232,008	—
Exercised	—	192,690
Forfeited	10,892	15,476
Canceled or expired	—	6,750
Outstanding, March 29, 2014	631,784	945,244

For the thirteen weeks ended March 29, 2014 and March 30, 2013, selling, general and administrative expenses include $0.6 million and $0.8 million of stock-based compensation expense, respectively. As of March 29, 2014, there was $4.4 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of shares vested during the thirteen weeks ended March 29, 2014 and March 30, 2013 was $2.1 million and $1.6 million, respectively.

5. Income Taxes

In prior years, the Company recorded a valuation allowance on substantially all of its deferred tax assets.  The effective tax rate was 5.3% for the thirteen weeks ended March 29, 2014 compared to 88.2% for the thirteen weeks ended March 30, 2013. While the components of income tax expense were consistent between periods, the change in the effective rate was driven by the increase in pre-tax income.

6. Earnings per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Thirteen weeks ended
	March 29, 2014	March 30, 2013

NUMERATOR:
Net income before allocation of earnings to participating securities	$5,025	$13
Less: Earnings allocated to participating securities	205	1
Net income after allocation of earnings to participating securities	$4,820	$12

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,701,723	16,231,291
Dilutive effect of share-based awards	208,348	-
Weighted average number of common shares outstanding - dilutive	16,910,071	16,231,291
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$0.29	$0.00
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.29	$0.00

In calculating diluted earnings per share for the thirteen week periods ended March 29, 2014 and March 30, 2013, options to purchase 372,584 shares and 1,153,121 shares, respectively, of common stock that were outstanding at the end of the period were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

7. Comprehensive Income or Loss

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar. The accumulated other comprehensive loss balance at March 29, 2014, December 28, 2013 and March 30, 2013 is comprised entirely of foreign currency translation. For the thirteen weeks ended March 29, 2014 and March 30, 2013, there were no reclassifications out of accumulated other comprehensive loss.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising and commercial. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland and other retail delivery operations, including the Company’s web store, pop-up stores and non-traditional store locations such as a baseball park. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of the United Kingdom and Ireland, Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

		International
	Retail	Franchising	Commercial	Total
Thirteen weeks ended March 29, 2014
Net sales to external customers	$96,840	$670	$432	$97,942
Income (loss) before income taxes	5,215	(137)	228	5,306
Capital expenditures, net	1,097	9	-	1,106
Depreciation and amortization	4,470	38	-	4,508
Thirteen weeks ended March 30, 2013
Net sales to external customers	$102,931	$861	$473	$104,265
Income (loss) before income taxes	(72)	(53)	235	110
Capital expenditures, net	3,778	29	-	3,807
Depreciation and amortization	4,871	45	-	4,916

Total Assets as of:
March 29, 2014	$166,337	$3,949	$5,866	$176,152
March 30, 2013	$161,662	$2,296	$7,173	$171,131

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended March 29, 2014
Net sales to external customers	$79,830	$17,751	$361	$97,942
Property and equipment, net	58,011	7,585	-	65,596
Thirteen weeks ended March 30, 2013
Net sales to external customers	$86,206	$17,584	$475	$104,265
Property and equipment, net	59,375	8,673	-	68,048

For purposes of this table only:
(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the United Kingdom, Ireland and franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of March 29, 2014, $3.1 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by federal securities laws.  Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 28, 2013, as filed with the SEC, and the following:

●	general global economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for the Company’s products, which represent relatively discretionary spending;
●	customer traffic may decrease in the shopping malls where the Company’s stores are located, and which it depends on to attract guests to its stores;
●	the Company may be unable to generate interest in and demand for its interactive retail experience, or to identify and respond to consumer preferences in a timely fashion;
●	the Company’s marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic;
●	the Company may be unable to generate comparable store sales growth;
●

the Company is subject to a number of risks related to disruptions, failures or security breaches of its information technology infrastructure and may we improperly obtain, or fail to protect, its data or violate privacy or security laws or expectations;

●	the Company may be unable to effectively operate or manage the overall portfolio of its company-owned stores;
●	the Company may be unable to renew or replace its store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of its current leases;
●	the Company may not be able to operate its company-owned stores in the United Kingdom and Ireland profitably;
●	the availability and costs of its products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation;
●	its products could become subject to recalls or product liability claims that could adversely impact its financial performance and harm its reputation among consumers;
●	the Company may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of its management team;
●	the Company is susceptible to disruption in its inventory flow due to its reliance on a few vendors;
●	the Company may be unable to effectively manage its international franchises or laws relating to those franchises may change;
●

the Company may fail to renew, register or otherwise protect its trademarks or other intellectual property or may be sued by third parties for infringement or, misappropriation of their proprietary rights;

●	the Company is subject to risks associated with technology and digital operations;
●	the Company may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of its merchandise;
●	the Company may be unable to operate its company-owned distribution center efficiently or its third-party distribution center providers may perform poorly;
●	high petroleum products prices could increase the Company’s inventory transportation costs and adversely affect its profitability;
●	the Company’s market share could be adversely affected by a significant, or increased, number of competitors;
●	the Company may suffer negative publicity or negative sales if the non-proprietary toy products it sells in its stores do not meet its quality or sales expectations;
●	poor global economic conditions could have a material adverse effect on the Company’s liquidity and capital resources;
●	fluctuations in the Company’s quarterly results of operations could cause the price of its common stock to substantially decline; and
●

the Company may be unable to repurchase shares of its common stock at the times or in the amounts it currently anticipates or the results of the share repurchase program may not be as beneficial as it currently anticipates.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of March 29, 2014, we operated 245 traditional stores and 11 non-traditional stores in United States, Canada and Puerto Rico (collectively, North America), 58 traditional stores and two non-traditional stores in the United Kingdom and Ireland (collectively, Europe) and had 83 franchised stores operating internationally under the Build-A-Bear Workshop brand.

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

Our 2013 performance demonstrated progress toward our objective to achieve sustainable, profitable growth as we hired a new chief executive, executed a significant real estate strategy and implemented stringent cost controls throughout the organization. Our 2014 plan builds on the progress we made in 2013 in implementing our key strategies. We plan to continue to improve store productivity and profitability through our real estate optimization efforts, reposition our marketing programs to refine the consumer value equation and build on core competencies to lay the groundwork to further leverage the strength of our Build-A-Bear brand. Additionally we intend to work aggressively on expense rationalization as we continue to align our cost structure with our smaller store base and value engineer our products, along with an end to end review of our supply chain.

Selected financial data attributable to each segment for the thirteen weeks ended March 29, 2014 and March 30, 2013 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

North America	(1.9)%	10.6%
Europe	(3.2)%	9.7%
Consolidated	(2.2)%	10.4%

We believe the decline in comparable store sales for the period presented is primarily attributable to the shift of Easter and the associated school breaks to the second quarter in 2014 as well as the weather patterns that impacted the retail sector overall.

The Company is working to improve comparable store sales through the following key initiatives:

●

Optimizing our real estate portfolio through strategic closures primarily in multi-store markets where we can transfer a portion of sales to other stores in the same markets.  Additionally, in conjunction with lease renewals, we will strategically refresh and upgrade other stores with key features; and

●	Refining the value equation by repositioning our marketing programs and integrating messaging across all consumer touch points to elevate the Build-A-Bear brand .

Stores

Company-owned Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in the United States, Canada, the United Kingdom and Ireland for the periods presented:

	2014
	Thirteen Weeks				Fifty-three Weeks - Projected
	December 28,			March 29,	December 28,			January 3,
	2013	Opened	Closed	2014	2013	Opened	Closed	2015
North America
Traditional	252	-	(7)	245	252	2	(13)	241
Non-traditional	11	-	-	11	11	6	(1)	16
	263	-	(7)	256	263	8	(14)	257

Europe
Traditional	58	-	-	58	58	-	-	58
Non-traditional	2	-	-	2	2	-	-	2
	60	-	-	60	60	-	-	60
Total	323	-	(7)	316	323	8	(14)	317

	2013
	Thirteen Weeks				Fifty-two Weeks
	December 29,			March 30,	December 29,			December 28,
	2012	Opened	Closed	2013	2012	Opened	Closed	2013
North America
Traditional	283	-	(16)	267	283	3	(34)	252
Non-traditional	8	-	(2)	6	8	5	(2)	11
	291	-	(18)	273	291	8	(36)	263

Europe
Traditional	58	-	-	58	58	1	(1)	58
Non-traditional	2	-	-	2	2	-	-	2
	60	-	-	60	60	1	(1)	60
Total	351	-	(18)	333	351	9	(37)	323

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

International Franchise Revenue

Our first franchised location opened in November 2003.  The number of international franchised stores for the periods presented below follows:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Beginning of period	86	91
Opened	-	4
Closed	(3)	(3)
End of period	83	92

As of March 29, 2014, we had master franchise agreements, which typically grant franchise rights for a particular country or group of countries. With the Turkish franchise added in the 2014 first quarter, we now have agreements covering an aggregate of 17 countries. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. In the long term, we believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland, which we expect to be operated primarily by new and existing franchisees.

 Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated.  Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Thirteen weeks ended
	March 29,	March 30,
	2014	2013
Revenues:
Net retail sales	98.9%	98.7%
Franchise fees	0.7	0.8
Commercial revenue	0.4	0.5
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	56.4	58.5
Selling, general and administrative	38.6	41.9
Interest expense (income), net	(0.1)	(0.0)
Total costs and expenses	94.6	99.9

Income before income taxes	5.4	0.1
Income tax expense	0.3	0.1
Net income	5.1	0.0

Retail gross margin % (2)	43.5%	41.5%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)

Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold. Retail gross margin was $42.1 million and $42.7 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively. Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended March 29, 2014 compared to thirteen weeks ended March 30, 2013

Total revenues. Total revenues were $97.9 million for the thirteen weeks ended March 29, 2014 as compared to $104.3 million for the thirteen weeks ended March 30, 2013, a decrease of $6.3 million, or 6.1%. Net retail sales were $96.8 million for the thirteen weeks ended March 29, 2014 as compared to $102.9 million for the thirteen weeks ended March 30, 2013, a decrease of $6.1 million, or 5.9%. The components of this decrease are as follows:

Thirteen weeks ended
March 29,
2014
(dollars in millions)
Impact of store closures	$(6.0)
Decrease in comparable store sales	(2.0)
Decrease in non-comparable stores, primarily remodels and relocations	(0.5)
Increase from new stores	1.3
Increase from non-traditional locations, including web sales	0.4
Impact of foreign currency translation	0.7
$(6.1)

We believe the decline in comparable store sales for the period presented is primarily attributable to the shift of Easter and the associated school breaks to the second quarter in 2014 as well as the weather patterns that impacted the retail sector overall.

Revenue from international franchise fees was $0.7 million and $0.9 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, as a result of fewer franchised stores in operation in 2014. Commercial revenue was $0.4 million for the thirteen weeks ended March 29, 2014 compared to $0.5 million for the thirteen weeks ended March 30, 2013, as a result of reduced licensing activity in 2014.

Gross margin. Total gross margin was $42.4 million for the thirteen weeks ended March 29, 2014 as compared to $42.9 million for the thirteen weeks ended March 30, 2013, a decrease of $0.6 million, or 1.3%. Retail gross margin was $42.1 million for the thirteen weeks ended March 29, 2014 compared to $42.7 million for the thirteen weeks ended March 30, 2013, a decrease of $0.5 million, or 1.3%. As a percentage of net retail sales, retail gross margin was 43.5% for the thirteen weeks ended March 29, 2014 as compared to 41.5% for the thirteen weeks ended March 30, 2013, an increase of 200 basis points as a percentage of net retail sales (bps). Our retail gross margin improvement was primarily driven by improved merchandise margin, partially offset by deleverage of fixed occupancy expenses during the quarter.

Selling, general and administrative. Selling, general and administrative expenses were $37.8 million for the thirteen weeks ended March 29, 2014 as compared to $43.7 million for the thirteen weeks ended March 30, 2013, a decrease of $5.9 million, or 13.6%. As a percentage of total revenues, selling, general and administrative expenses were 38.6% for the thirteen weeks ended March 29, 2014 as compared to 41.9% for the thirteen weeks ended March 30, 2013, a decrease of 330 bps. The fiscal 2014 first quarter included $0.4 million in management transition and store closing expenses, compared to $2.3 million in the 2013 first quarter. Excluding these costs in both periods, selling, general and administrative expenses improved 160 basis points to 38.1% of total revenues in the 2014 first quarter. This improvement was driven by reduced store payroll, other store expenses and corporate overhead, partially offset by increases in corporate payroll.

Interest expense (income), net. Interest income, net of interest expense, was $62,000 for the thirteen weeks ended March 29, 2014 as compared to $51,000 for the thirteen weeks ended March 30, 2013.

Provision for income taxes. The income tax expense was $0.3 million for the thirteen weeks ended March 29, 2014 as compared to $0.1 million for the thirteen weeks ended March 30, 2013. The effective tax rate was 5.3% for the thirteen weeks ended March 29, 2014 compared to 88.2% for the thirteen weeks ended March 30, 2013. While the components of income tax expense were consistent between periods, the change in the effective rate was driven by the increase in pre-tax income.

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

As a toy retailer, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. Our European-based stores have historically been more heavily weighted in the fourth quarter as compared to our North American stores. We cannot assure you that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2008 fiscal fourth quarter had and the 2014 fiscal fourth quarter will have 14 weeks.

Liquidity and Capital Resources

Our cash requirements are primarily for the relocation and remodeling of existing stores, opening of new stores, information systems and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. We have access to additional cash through our revolving line of credit that has been in place since 2000.

Operating Activities. Cash used in operating activities was $1.5 million for the thirteen weeks ended March 29, 2014 compared with cash provided by operating activities of $0.8 million for the thirteen weeks ended March 30, 2013, an increase of $2.3 million. This increase in cash used in operating activities over the year ago period was primarily due to the timing of inventory receipts and payments and an increase in gift card redemptions, partially offset by increased store contribution.

Investing Activities. Cash used in investing activities was $1.1 million for the thirteen weeks ended March 29, 2014 as compared to $3.8 million for the thirteen weeks ended March 30, 2013. Cash used in investing activities during the thirteen weeks ended March 29, 2014 primarily relates to store construction and maintenance and upgrades and purchases of central office information technology systems and equipment. Cash used in investing activities during the thirteen weeks ended March 30, 2013 primarily relates to the purchase of equipment and fixtures for stores that will be relocated and remodeled in the new design in 2013 and upgrades and purchases of central office information technology systems and equipment.

Financing Activities. Financing activities used cash of $0.1 million in the thirteen weeks ended March 29, 2014, as purchases of our stock used cash of $0.7 million, partially offset by $0.6 million provided by exercises of employee stock options, net of shares used for withholding tax payments. Cash used in financing activities in the thirteen weeks ended March 30, 2013 was $0.6 million resulting from shares used for withholding tax payments. No borrowings were made under our line of credit in either the thirteen weeks ended March 29, 2014 or March 30, 2013.

Capital Resources. As of March 29, 2014, we had a consolidated cash balance of $41.9 million less than half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2015 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of March 29, 2014: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2014, we expect to spend a total of $12 to $15 million on capital expenditures. Capital spending through the thirteen weeks ended March 29, 2014 totaled $1.1 million, on track with our full year plans. Capital spending in fiscal 2014 is primarily to support the refresh and repositioning of stores and investment in infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2015.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million. On February 24, 2014, we announced that our share repurchase program had been extended to March 31, 2015. We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program have been, and will continue to be, subsequently retired. As of May 2, 2014, approximately 6.0 million shares at an average price of $7.25 per share have been repurchased under this program for an aggregate amount of $43.6 million, leaving $6.4 million of availability under the program.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 13, 2014, which includes audited consolidated financial statements for our 2013, 2012 and 2011 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2013 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways.  First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates.  Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%.  We had no borrowings outstanding during the fiscal 2014 first quarter.  Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense.  The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities.  These investments are considered to be cash equivalents and are shown that way on our balance sheet.  If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief President Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of March 29, 2014, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013 as filed with the SEC on March 13, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
Dec. 29, 2013 – Jan. 25, 2014	102	$7.75	—	$7,148,180
Jan. 26, 2014 – Feb. 22, 2014	21	$8.65	—	$7,148,180
Feb. 23, 2014 – Mar. 29, 2014	175,604	$8.57	90,023	$6,425,557
Total	175,727	$8.56	90,023	$6,425,557

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

Date: May 8, 2014

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear (on behalf of the registrant and as principal executive officer)

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer (on behalf of the registrant and as principal financial officer)