Form 10-Q
period 2014-06-28
BUILD A BEAR WORKSHOP INC
filed 2014-08-07
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014

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

As of August 1, 2014, there were 17,367,530 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 28,	December 28,	June 29,
	2014	2013	2013
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,762	$44,665	$28,061
Inventories	43,463	50,248	48,134
Receivables	9,307	14,542	6,866
Prepaid expenses and other current assets	10,394	11,547	13,115
Deferred tax assets	1,193	81	382
Total current assets	106,119	121,083	96,558

Property and equipment, net of accumulated depreciation of $181,527, $177,512 and $180,364, respectively	63,185	70,163	68,273
Other intangible assets, net	397	518	611
Other assets, net	3,630	3,847	3,227
Total Assets	$173,331	$195,611	$168,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,447	$34,977	$33,897
Accrued expenses	11,961	16,380	8,547
Gift cards and customer deposits	27,547	33,786	24,744
Deferred revenue	4,243	4,687	4,892
Deferred tax liability	856	900	-
Total current liabilities	70,054	90,730	72,080

Deferred franchise revenue	1,064	905	1,057
Deferred rent	14,073	19,357	18,099
Other liabilities	602	229	652

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at June 28, 2014, December 28, 2013 and June 29, 2013
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,617,182; 17,386,920 and 17,271,671 shares, respectively	176	174	173
Additional paid-in capital	70,730	69,094	67,225
Accumulated other comprehensive loss	(6,515)	(7,303)	(8,949)
Retained earnings	23,147	22,425	18,332
Total stockholders' equity	87,538	84,390	76,781
Total Liabilities and Stockholders' Equity	$173,331	$195,611	$168,669

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Revenues:
Net retail sales	$75,351	$80,395	$172,191	$183,326
Franchise fees	487	757	1,156	1,618
Commercial revenue	410	750	842	1,223
Total revenues	76,248	81,902	174,189	186,167

Costs and expenses:
Cost of merchandise sold	46,099	51,169	100,997	111,640
Selling, general and administrative	34,044	36,901	71,844	80,636
Interest expense (income), net	64	(55)	2	(106)
Total costs and expenses	80,207	88,015	172,843	192,170
Income (loss) before income taxes	(3,959)	(6,113)	1,346	(6,003)
Income tax expense	343	105	624	202
Net income (loss)	$(4,302)	$(6,218)	$722	$(6,205)

Foreign currency translation adjustment	747	71	788	(1,266)
Comprehensive income (loss)	$(3,555)	$(6,147)	$1,510	$(7,471)

Net income (loss) per common share:
Basic	$(0.25)	$(0.38)	$0.04	$(0.38)
Diluted	$(0.25)	$(0.38)	$0.04	$(0.38)

Shares used in computing common per share amounts:
Basic	17,024,598	16,460,474	16,863,160	16,345,882
Diluted	17,024,598	16,460,474	17,097,263	16,345,882

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	June 28, 2014	June 29, 2013

Cash flows from operating activities:
Net income (loss)	$722	$(6,205)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,977	9,677
Stock-based compensation	1,187	1,618
Deferred taxes	(1,075)	(34)
Impairment of store assets	433	649
Trade credit utilization	119	245
Loss on disposal of property and equipment	43	288
Change in assets and liabilities:
Inventories	7,081	(1,733)
Receivables	5,353	2,740
Prepaid expenses and other assets	1,332	904
Accounts payable and accrued expenses	(12,649)	(7,004)
Lease related liabilities	(5,325)	(2,635)
Gift cards and customer deposits	(6,340)	(5,960)
Deferred revenue	(310)	(12)
Net cash used in operating activities	(452)	(7,462)
Cash flows from investing activities:
Purchases of property and equipment	(3,149)	(8,864)
Purchases of other assets and other intangible assets	(22)	(152)
Cash used in investing activities	(3,171)	(9,016)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	1,172	103
Purchases of Company's common stock	(723)	-
Cash provided by financing activities	449	103
Effect of exchange rates on cash	271	(735)
Net decrease in cash and cash equivalents	(2,903)	(17,110)
Cash and cash equivalents, beginning of period	44,665	45,171
Cash and cash equivalents, end of period	$41,762	$28,061

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

Certain reclassifications have been made to prior year amounts to conform to current year presentation, including a net movement of $1.0 million between deferred tax assets and liabilities, none of which impact net income in any period.

In the first quarter of fiscal 2014, the Company adopted new accounting guidance with regard to the presentation and disclosure of unrecognized tax benefits, according to the provisions of Accounting Standards Update (ASU) 2013-11. The adoption of this guidance did not have a material impact on the financial statements.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 28,	December 28,	June 29,
	2014	2013	2013
Prepaid rent	$4,995	$4,608	$7,964
Prepaid income taxes	175	280	237
Other	5,224	6,659	4,914
	$10,394	$11,547	$13,115

3. Property and Equipment

In 2012, the Company initiated a turnaround plan that includes the closure of a number of stores. The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability. As a result of this review for the first and second quarters of fiscal 2014, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $0.3 million and $0.4 million were recorded in the thirteen weeks and twenty-six ended June 28, 2014, respectively, which are included in selling, general and administrative expenses as a component of income (loss) before income taxes in the Retail segment. The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. Any remaining net book value is depreciated over the shortened expected life. The thirteen and twenty-six weeks ended June 29, 2013, included similar impairment charges of $0.2 million and $0.6 million, respectively.

4. Stock-based Compensation

The following table is a summary of the balances and activity for restricted stock and stock options for the twenty-six weeks ended June 28, 2014:

	Restricted
	Stock	Options
Outstanding, December 28, 2013	720,198	1,065,012
Granted	189,970	96,222
Vested	337,051	—
Exercised	—	307,749
Forfeited	82,291	20,050
Canceled or expired	—	49,296
Outstanding, June 28, 2014	490,826	784,139

For the thirteen and twenty-six weeks ended June 28, 2014, selling, general and administrative expense includes $0.6 million and $1.2 million, respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended June 29, 2013, selling, general and administrative expense includes $0.8 million and $1.6 million, respectively, of stock-based compensation expense. As of June 28, 2014, there was $4.1 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.4 years.

The total fair value of shares vested during the twenty-six weeks ended June 28, 2014 and June 29, 2013 was $3.6 million and $2.2 million, respectively.

5. Income Taxes

In prior years, the Company recorded a valuation allowance on substantially all of its deferred tax assets.  The effective tax rate was (8.7)% and 46.4% for the thirteen and twenty-six weeks ended June 28, 2014, respectively compared to (1.7)% and (3.4)% for the thirteen and twenty-six weeks ended June 29, 2013, respectively. The income tax expense recorded in the thirteen and twenty-six weeks ended represents state and withholding taxes, return-to-provision adjustments and adjustments to uncertain tax position reserves, partially offest by tax benefits recorded in foreign jurisdictions.

6. Net Income (Loss) per Share

The Company uses the two-class method to compute basic and diluted net income or loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in losses of the Company. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$(4,302)	$(6,218)	$722	$(6,205)
Less: Earnings allocated to participating securities	-	-	25	-
Net income (loss) after allocation of earnings to participating securities	$(4,302)	$(6,218)	$697	$(6,205)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	17,024,598	16,460,474	16,863,160	16,345,882
Dilutive effect of share-based awards:	-	-	234,103	-
Weighted average number of common shares outstanding - dilutive	17,024,598	16,460,474	17,097,263	16,345,882
Basic net income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.25)	$(0.38)	$0.04	$(0.38)
Diluted net income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.25)	$(0.38)	$0.04	$(0.38)

In calculating diluted net income (loss) per share for the thirteen and twenty-six week periods ended June 28, 2014, options to purchase 784,139 and 132,146 shares, respectively, of common stock that were outstanding at the end of the period were not included in the computation of diluted net income (loss) per share due to their anti-dilutive effect. For the thirteen and twenty-six week periods ended June 29, 2013, the number of options to purchase common shares that were excluded from the calculation was 1,275,307.

Due to the net loss for the thirteen week period ended June 28, 2014 and the thirteen and twenty-six week periods June 29, 2013, the denominator for diluted net loss per common share is the same as the denominator for basic net loss per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

7. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.  The accumulated other comprehensive loss balance at June 28, 2014 and December 28, 2013 is comprised entirely of foreign currency translation.  For the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013, there were no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

		International
	Retail	Franchising	Commercial	Total

Thirteen weeks ended June 28, 2014
Net sales to external customers	$75,351	$487	$410	$76,248
Income (loss) before income taxes	(4,016)	(141)	198	(3,959)
Capital expenditures, net	2,066	-	-	2,066
Depreciation and amortization	4,433	36	-	4,469

Thirteen weeks ended June 29, 2013
Net sales to external customers	$80,395	$757	$750	$81,902
Income (loss) before income taxes	(6,805)	302	390	(6,113)
Capital expenditures, net	5,164	45	-	5,209
Depreciation and amortization	4,715	46	-	4,761

Twenty-six weeks ended June 28, 2014
Net sales to external customers	$172,191	$1,156	$842	$174,189
Income (loss) before income taxes	1,198	(278)	426	1,346
Capital expenditures, net	3,162	9		3,171
Depreciation and amortization	8,903	74		8,977

Twenty-six weeks ended June 29, 2013
Net sales to external customers	$183,326	$1,618	$1,223	$186,167
Income (loss) before income taxes	(6,878)	250	625	(6,003)
Capital expenditures, net	8,943	73	-	9,016
Depreciation and amortization	9,586	91	-	9,677

Total Assets as of:
June 28, 2014	$164,982	$2,509	$5,840	$173,331
June 29, 2013	$159,193	$3,016	$6,460	$168,669

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended June 28, 2014
Net sales to external customers	$61,503	$14,424	$321	$76,248
Property and equipment, net	55,881	7,304	-	63,185
Thirteen weeks ended June 29, 2013
Net sales to external customers	$66,701	$14,752	$449	$81,902
Property and equipment, net	60,042	8,231	-	68,273

Twenty-six weeks ended June 28, 2014
Net sales to external customers	$141,332	$32,175	$682	$174,189
Property and equipment, net	55,881	7,304	-	$63,185
Twenty-six weeks ended June 29, 2013
Net sales to external customers	$152,907	$32,335	$925	$186,167
Property and equipment, net	60,042	8,231	-	68,273

For purposes of this table only:

(1) North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2) Europe includes the United Kingdom, Ireland and franchise businesses in Europe

(3) Other includes franchise businesses outside of North America and Europe

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of June 28, 2014, $3.2 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

10. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

11. Subsequent Event

In the period from June 29, 2014 through August 1, 2014, the Company repurchased approximately 225,000 shares of its common stock for an aggregate amount of $2.5 million, leaving $3.9 million of availability under the Board approved share repurchase program.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of June 28, 2014, we operated 244 traditional stores and ten non-traditional stores in the United States, Canada and Puerto Rico (collectively, North America), 57 traditional stores and two non-traditional stores in the United Kingdom and Ireland (collectively, Europe) and had 75 franchised stores operating internationally under the Build-A-Bear Workshop brand.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

North America	(4.0)%	8.6%	(2.8)%	9.7%
Europe	(8.1)%	1.7%	(5.5)%	5.9%
Consolidated	(4.9)%	7.3%	(3.4)%	9.0%

We believe the changes in comparable store sales for the periods presented are primarily attributable to the following factors:

●

A decrease in traffic partially attributable to the extreme first quarter weather patterns in North America and its lingering effects. In the first quarter, extreme weather decreased overall mall traffic for many markets in North America impacting the retail sector overall. In the second quarter, we saw the lingering effect of the first quarter weather patterns as school vacations were cancelled and the school year was extended in many markets impacting experiential children’s retail such as ours whose traffic benefits when kids are out of school;

●

We also believe that traffic was negatively impacted in the second quarter of 2014 as a result of our strategic decision to eliminate a gift-with-purchase promotion, along with its supporting marketing, that had run for several years in the second quarter but had failed to deliver a profitable return;

●

Additionally, we believe a portion of the decline in the 2014 second quarter was a result of a shortfall in our plans to anniversary a high impact initial launch of My Little Pony in the 2013 second quarter. We had planned to offset the My Little Pony product launch with the introduction of a new concept from Disney, its Palace Pets collection, as well as incremental product introductions tied to movies with summer release dates. The build on the Disney product line was slower than planned and we underestimated demand on key movie products which contributed to the merchandise selling out in advance of the movie release dates;

●	We believe that the thirteen week period was positively impacted from the shift of Easter and the associated school breaks into the second quarter in 2014 from last year’s first quarter;

●

We believe that comparable store sales were positively impacted in both the thirteen and twenty-six week periods by strategic store closures, primarily in North American multi-store markets, which have transferred approximately 16% of their sales to remaining stores in the market; and

●

We improved key operational levers that are typically more in a retailer’s control by driving increases in dollars per transaction, units per transaction and average unit selling price in both the thirteen and twenty-six week periods. We also improved consumer conversion in the 2014 second quarter.

The Company is working to improve comparable store sales through the following key initiatives:

●

Refining product planning to align with consumer demand driven by consistent execution of integrated marketing programs that focus on repositioning the consumer value equation and elevating the Build-A-Bear brand; and

●

Optimizing our real estate portfolio through strategic closures primarily in multi-store markets where we can transfer a portion of sales to other stores in the same markets.  Additionally, in conjunction with lease renewals, we will strategically refresh and upgrade other stores with key features.

Strategy

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	2014
	Twenty-six Weeks				Fifty-three Weeks - Projected
	December 28,			June 28,	December 28,			January 3,
	2013	Opened	Closed	2014	2013	Opened	Closed	2015
North America
Traditional	252	1	(9)	244	252	5	(13)	244
Non-traditional	11	-	(1)	10	11	6	(1)	16
	263	1	(10)	254	263	11	(14)	260

Europe
Traditional	58	-	(1)	57	58	-	(1)	57
Non-traditional	2	-	-	2	2	1	-	3
	60	-	(1)	59	60	1	(1)	60
Total	323	1	(11)	313	323	12	(15)	320

	2013
	Twenty-six Weeks				Fifty-two Weeks
	December 29,			June 29,	December 29,			December 28,
	2012	Opened	Closed	2013	2012	Opened	Closed	2013
North America
Traditional	283	-	(26)	257	283	3	(34)	252
Non-traditional	8	-	(2)	6	8	5	(2)	11
	291	-	(28)	263	291	8	(36)	263

Europe
Traditional	58	-	-	58	58	1	(1)	58
Non-traditional	2	-	-	2	2	-	-	2
	60	-	-	60	60	1	(1)	60
Total	351	-	(28)	323	351	9	(37)	323

Our long term store real estate goal is to improve our stores’ sales productivity and profitability. We currently intend to close approximately 15 locations in 2014, primarily in North America. We also intend to strategically refresh and upgrade stores with select features from the new store design, while driving down the cost of capital required for these improvements. We also expect to open new traditional and non-traditional locations selectively as opportunities arise.

International Franchise Locations:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below are summarized as follows:

	Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013
Beginning of period	86	91
Opened	2	6
Closed	(13)	(7)
End of period	75	90

As of June 28, 2014, we had master franchise agreements, which typically grant franchise rights for a particular country or group of countries. With the Turkish franchise added in the 2014 first quarter, we now have agreements covering an aggregate of 17 countries. The closures in 2014 are primarily the result of our franchisees implementing real estate optimization plans, similar to what we have undertaken in North America. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. In the long term, we believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland, which we expect to be operated primarily by new and existing franchisees.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Revenues:
Net retail sales	98.8%	98.2%	98.9%	98.5%
Franchise fees	0.6	0.9	0.7	0.9
Commercial revenue	0.5	0.9	0.5	0.7
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	60.8	63.1	58.4	60.5
Selling, general and administrative	44.6	45.1	41.2	43.3
Interest expense (income), net	0.1	(0.1)	0.0	(0.1)
Total costs and expenses	105.2	107.5	99.2	103.2
Income (loss) before income taxes	(5.2)	(7.5)	0.8	(3.2)
Income tax (benefit) expense	0.4	0.1	0.4	0.1
Net income (loss)	(5.6)	(7.6)	0.4	(3.3)

Retail Gross Margin % (2)	39.0%	36.8%	41.6%	39.4%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)

Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $29.4 million and $71.6 million for the thirteen and twenty-six weeks ended June 28, 2014, respectively, and $29.6 million and $72.3 million for the thirteen and twenty-six weeks ended June 29, 2013, respectively.  Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended June 28, 2014 compared to thirteen weeks ended June 29, 2013

Total revenues. Total revenues were $76.2 million for the thirteen weeks ended June 28, 2014 as compared to $81.9 million for the thirteen weeks ended June 29, 2013, a decrease of $5.7 million, or 6.9%. Net retail sales were $75.4 million for the thirteen weeks ended June 28, 2014 as compared to $80.4 million for the thirteen weeks ended June 29, 2013, a decrease of $5.0 million, or 6.3%. The components of this decrease are as follows:

Thirteen weeks ended
June 28,
2014
(dollars in millions)
Impact of store closures	$(3.9)
Decrease in comparable store sales	(3.4)
Decrease in non-comparable stores, primarily remodels and relocations	(0.9)
Increase from new stores	1.3
Change in deferred revenue	0.4
Increase from non-traditional locations, including web sales	0.4
Impact of foreign currency translation	1.1
$(5.0)

We believe the decrease in comparable store sales for the thirteen weeks ended June 28, 2014 was primarily attributable to the following factors:

●

A decrease in traffic partially attributable to the extreme winter weather patterns in North America and its lingering effects. In the second quarter, we saw the lingering effects as school vacations were cancelled and the school year was extended in many markets impacting experiential children’s retail such as ours whose traffic benefits when kids are out of school;

●

We also believe that traffic was negatively impacted in the second quarter of 2014 as a result of our strategic decision to eliminate a gift-with-purchase promotion, along with its supporting marketing, that had run for several years in the second quarter but had failed to deliver a profitable return;

●

Additionally, we believe a portion of the decline in the 2014 second quarter was a result of a shortfall in our plans to anniversary a high impact initial launch of My Little Pony in the 2013 second quarter. We had planned to offset the My Little Pony product launch with the introduction of a new concept from Disney, its Palace Pets collection, as well as incremental product introductions tied to movies with summer release dates. The build on the Disney product line was slower than planned and we underestimated demand on key movie products which contributed to the merchandise selling out in advance of the movie release dates;

●	We believe that the thirteen week period was positively impacted from the shift of Easter and the associated school breaks into the second quarter in 2014 from last year’s first quarter;

●

We believe that comparable store sales were positively impacted in the second quarter by strategic store closures, primarily in North American multi-store markets, which have transferred approximately 16% of their sales to remaining stores in the market; and

●

We improved key operational levers that are typically more in a retailer’s control by driving increases in dollars per transaction, units per transaction, average unit selling price and consumer conversion.

Revenue from franchise fees was $0.5 million and $0.8 million for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, consistent with 15 fewer franchise locations in the second quarter of 2014. Commercial revenue was $0.4 million and $0.8 million for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, primarily resulting from a decline in licensing activities.

Gross margin. Total gross margin was $29.7 million for the thirteen weeks ended June 28, 2014, compared to $30.0 million for the thirteen weeks ended June 29, 2013, a decrease of $0.3 million, or 1.0%. Retail gross margin was $29.4 million for the thirteen weeks ended June 28, 2014 compared to $29.6 million for the thirteen weeks ended June 29, 2013, a decrease of $0.2 million, or 0.5%. As a percentage of net retail sales, retail gross margin increased to 39.0% for the thirteen weeks ended June 28, 2014 from 36.8% for the thirteen weeks ended June 29, 2013. This 220 basis points as a percentage of net retail sales (bps) improvement was primarily driven by a 360 basis point improvement from expansion in merchandise margin and reduction in distribution costs partially offset by deleverage of fixed occupancy cost.

Selling, general and administrative. Selling, general and administrative expenses decreased to $34.0 million for the thirteen weeks ended June 28, 2014 compared to $36.9 million for the thirteen weeks ended June 29, 2013, a decrease of $2.9 million, or 7.7%. As a percentage of total revenues, selling, general and administrative expenses decreased to 44.6% for the thirteen weeks ended June 28, 2014 as compared to 45.1% for the thirteen weeks ended June 29, 2013, a decrease of 50 bps. The dollar decrease in the quarter was primarily due to decreases in store payroll costs and other operational cost savings resulting from store closures, a decrease in management transition and store closing costs and the elimination of a gift with purchase promotion and the associated marketing that ran in the 2013 second quarter.  As a percent of revenue, these decreases were partially offset by decreased leverage on fixed overhead.  Excluding the management transition and store closing costs, selling, general and administrative expenses as a percent of revenue increased 70 bps, primarily due to decreased leverage offset by lower costs.

Interest expense (income), net. Interest expense, net of interest income was $64,000 for the thirteen weeks ended June 28, 2014. Interest income, net of interest expense, was $55,000 for the thirteen weeks ended June 29, 2013.

Provision for income taxes. Income tax expense was $0.3 million for the thirteen weeks ended June 28, 2014 as compared to income tax expense of $0.1 million for the thirteen weeks ended June 29, 2013.  The effective tax rate was (8.7)% for the thirteen weeks ended June 28, 2014 compared to (1.7)% for the thirteen weeks ended June 29, 2013.  The change in effective tax rate was primarily attributable to the impact of recording state and withholding taxes, return-to-provision adjustments and adjustments to uncertain tax position reserves, partially offset by tax benefits recorded in foreign jurisdictions.

Twenty-six weeks ended June 28, 2014 compared to twenty-six weeks ended June 29, 2013

Total revenues. Total revenues were $174.2 million for the twenty-six weeks ended June 28, 2014 as compared to $186.2 million for the twenty-six weeks ended June 29, 2013, a decrease of $12.0 million, or 6.4%. Net retail sales were $172.2 million for the twenty-six weeks ended June 28, 2014 as compared to $183.3 million for the twenty-six weeks ended June 29, 2013, a decrease of $11.1 million, or 6.1%. The components of this decrease are as follows:

Twenty-six weeks ended
June 28,
2014
(dollars in millions)
Impact of store closures	$(10.0)
Decrease in comparable store sales	(5.4)
Decrease in non-comparable stores, primarily remodels and relocations	(1.4)
Increase from new stores	2.6
Change in deferred revenue	0.4
Increase from non-traditional locations, including web sales	0.9
Impact of foreign currency translation	1.8
$(11.1)

We believe the decrease in comparable store sales for the twenty-six weeks ended June 28, 2014 was primarily attributable to the following factors:

●

A decrease in traffic partially attributable to the extreme first quarter weather patterns in North America and its lingering effects. In the first quarter, extreme weather decreased overall mall traffic for many markets in North America impacting the retail sector overall. In the second quarter, we saw the lingering effect of the first quarter weather patterns as school vacations were cancelled and the school year was extended in many markets impacting experiential children’s retail such as ours whose traffic benefits when kids are out of school;

●

We also believe that traffic was negatively impacted in the second quarter of 2014 as a result of our strategic decision to eliminate a gift-with-purchase promotion, along with its supporting marketing, that had run for several years in the second quarter but had failed to deliver a profitable return;

●

Additionally, we believe a portion of the decline in 2014 was a result of a shortfall in our plans to anniversary a high impact initial launch of My Little Pony in the 2013 second quarter. We had planned to offset the My Little Pony product launch with the introduction of a new concept from Disney, its Palace Pets collection, as well as incremental product introductions tied to movies with summer release dates. The build on the Disney product line was slower than planned and we underestimated demand on key movie products which contributed to the merchandise selling out in advance of the movie release dates;

●

We believe that comparable store sales were positively impacted in 2014 by strategic store closures, primarily in North American multi-store markets, which have transferred approximately 16% of their sales to remaining stores in the market; and

●	We improved key operational levers that are typically more in a retailer’s control by driving increases in dollars per transaction, units per transaction and average unit selling price in 2014.

Revenue from franchise fees was $1.2 million for the twenty-six weeks ended June 28, 2014 from $1.6 million for the twenty-six weeks ended June 29, 2013, a decrease of $0.5 million, consistent with 15 fewer franchise locations in the first half of 2014. Commercial revenue was $0.8 million for the twenty-six weeks ended June 28, 2014 compared to $1.2 million for the twenty-six weeks ended June 29, 2013, a decrease of $0.4 million, primarily resulting from a decline in licensing activities.

Gross margin. Total gross margin was $72.0 million for the twenty-six weeks ended June 28, 2014 compared to $72.9 million for the twenty-six weeks ended June 29, 2013, a decrease of $0.9 million, or 1.2%. Retail gross margin was $71.6 million for the twenty-six weeks ended June 28, 2014 compared to $72.3 million for the twenty-six weeks ended June 29, 2013, a decrease of $0.7 million, or 1.0%. As a percentage of net retail sales, retail gross margin increased to 41.6% for the twenty-six weeks ended June 28, 2014 from 39.4% for the twenty-six weeks ended June 29, 2013. This 220 bps improvement was primarily driven by a 300 basis point improvement in merchandise margin partially offset by deleverage in occupancy cost.

Selling, general and administrative. Selling, general and administrative expenses were $71.8 million for the twenty-six weeks ended June 28, 2014 as compared to $80.6 million for the twenty-six weeks ended June 29, 2013, a decrease of $8.8 million, or 10.9%. As a percentage of total revenues, selling, general and administrative expenses decreased to 41.2% for the twenty-six weeks ended June 28, 2014 as compared to 43.3% for the twenty-six weeks ended June 29, 2013, a decrease of 210 bps. The dollar decrease was primarily due to decreases in store payroll costs and other operational cost savings resulting from store closures, a decrease in management transition and store closing costs and our cost reduction efforts. As a percent of revenue, these decreases were partially offset by decreased leverage. Excluding the management transition and store closing costs, selling, general and administrative expenses as a percent of revenue decreased 60 bps, primarily due to the overall decrease in expenses from store closures and our ongoing cost reduction efforts and the elimination of certain marketing associated with a promotion in the prior year.

Interest expense (income), net. Interest expense, net of interest income was $2,000 for the twenty-six weeks ended June 28, 2014. Interest income, net of interest expense, was $0.1 million for the twenty-six weeks ended June 29, 2013.

Provision for income taxes. Income tax expense was $0.6 million for the twenty-six weeks ended June 28, 2014 as compared to income tax expense of $0.2 million for the twenty-six weeks ended June 29, 2013.  The effective tax rate was 46.4% for the twenty-six weeks ended June 28, 2014 compared to (3.4)% for the twenty-six weeks ended June 29, 2013.  The change in effective tax rate was primarily attributable to the impact of recording state and withholding taxes, return-to-provision adjustments and adjustments to uncertain tax position reserves, partially offset by tax benefits recorded in foreign jurisdictions.

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

The timing of store closures, remodels and openings may result in fluctuations in quarterly results based on the revenues and expenses associated with each store location.  Expenses related to store closings are typically incurred in stages:  when the decision is made to close the store; when the closure is communicated to store associates; and at the time of closure. We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening.

As a toy retailer, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot ensure that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2008 fiscal fourth quarter had 14 weeks, and the 2014 fiscal fourth quarter will have 14 weeks.

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

Operating Activities. Cash used in operating activities was $0.5 million for the twenty-six weeks ended June 28, 2014 as compared with $7.5 million for the twenty-six weeks ended June 29, 2013, a decrease of $7.0 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. This decrease in cash used in operating activities over the year ago period was primarily due to increased store contribution and the timing of payments for inventory and rent.

Investing Activities. Cash used in investing activities was $3.2 million for the twenty-six weeks ended June 28, 2014 as compared to $9.0 million for the twenty-six weeks ended June 29, 2013, a decrease of $5.8 million. Cash used in investing activities during the twenty-six weeks ended June 28, 2014 and June 29, 2013 primarily related to construction costs for new and remodeled stores and investments in central office information technology systems.

Financing Activities. Financing activities provided cash of $0.4 million in the twenty-six weeks ended June 28, 2014, as exercises of employee stock options, net of shares used for withholding tax payments provided $1.2 million partially offset by $0.7 million in cash used for purchases of our common stock. Cash provided by financing activities in the twenty-six weeks ended June 29, 2013 was $0.1 million resulting from exercises of employee stock options, net of shares used for withholding tax payments. No borrowings were made under our line of credit in either the twenty-six weeks ended June 28, 2014 or June 29, 2013.

Capital Resources. As of June 28, 2014, we had a consolidated cash balance of $41.8 million over half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2015 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of June 28, 2014: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2014, we expect to spend a total of $12 to $15 million on capital expenditures. Capital spending through the twenty-six weeks ended June 28, 2014 totaled $3.2 million. Capital spending in fiscal 2014 is primarily to support the refresh and repositioning of stores and investment in infrastructure.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2015.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million. On February 24, 2014, we announced that our share repurchase program had been extended to March 31, 2015. We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program have been, and will continue to be, subsequently retired. As of August 1, 2014, approximately 6.2 million shares at an average price of $7.39 per share have been repurchased under this program for an aggregate amount of $46.1 million, leaving $3.9 million of availability under the program.

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

 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings outstanding during the first half of fiscal 2014. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents or short-term investments, based on their original maturity and are classified accordingly on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President Bear and Chief Operations and Financial Bear, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and President Bear and Chief Operations and Financial Bear, concluded that our disclosure controls and procedures were effective as of June 28, 2014, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period			(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs
Mar. 30, 2014	–	Apr. 26, 2014	868	$11.57	-	$6,425,557
Apr. 27, 2014	–	May 24, 2014	195	$13.73	-	$6,425,557
May 25, 2014	–	Jun. 28, 2014	8,376	$14.23	-	$6,425,557
Total			9,439	$13.97	-

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

Date: August 7, 2014

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear
(on behalf of the registrant and as principal executive officer)

By:	/s/ Tina Klocke
Tina Klocke
Chief Operations and Financial Bear, Treasurer
(on behalf of the registrant and as principal financial officer)