Form 10-Q
period 2014-09-27
BUILD A BEAR WORKSHOP INC
filed 2014-11-06
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2014

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

As of November 3, 2014, there were 17,395,493 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 27,	December 28,	September 28,
	2014	2013	2013
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,451	$44,665	$13,802
Inventories	45,712	50,248	56,671
Receivables	10,144	14,542	10,515
Prepaid expenses and other current assets	12,188	11,547	14,602
Deferred tax assets	998	81	269
Total current assets	109,493	121,083	95,859

Property and equipment, net of accumulated depreciation of $183,841; $177,512 and $179,915, respectively	61,031	70,163	69,562
Other intangible assets, net	365	518	571
Other assets, net	3,976	3,847	3,025
Total Assets	$174,865	$195,611	$169,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,369	$34,977	$33,517
Accrued expenses	13,145	16,380	9,162
Gift cards and customer deposits	25,869	33,786	23,092
Deferred revenue	4,173	4,687	4,935
Deferred tax liability	856	900	-
Total current liabilities	72,412	90,730	70,706

Deferred franchise revenue	1,004	905	1,000
Deferred rent	13,716	19,357	19,050
Other liabilities	1,367	229	492

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at September 27, 2014, December 28, 2013 and September 28, 2013	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,383,428; 17,386,920 and 17,364,772 shares, respectively	174	174	174
Additional paid-in capital	68,749	69,094	68,460
Accumulated other comprehensive loss	(7,524)	(7,303)	(7,843)
Retained earnings	24,967	22,425	16,978
Total stockholders' equity	86,366	84,390	77,769
Total Liabilities and Stockholders' Equity	$174,865	$195,611	$169,017

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Revenues:
Net retail sales	$85,561	$83,580	$257,752	$266,906
Franchise fees	558	781	1,716	2,399
Commercial revenue	542	451	1,384	1,674
Total revenues	86,661	84,812	260,852	270,979

Costs and expenses:
Cost of merchandise sold	48,424	50,197	149,422	161,837
Selling, general and administrative	36,217	35,819	108,062	116,455
Interest expense (income), net	(38)	(60)	(36)	(166)
Total costs and expenses	84,603	85,956	257,448	278,126

Income (loss) before income taxes	2,058	(1,144)	3,404	(7,147)
Income tax expense	238	210	862	412
Net income (loss)	$1,820	$(1,354)	$2,542	$(7,559)

Foreign currency translation adjustment	(1,009)	1,106	(221)	(160)
Comprehensive income (loss)	$811	$(248)	$2,321	$(7,719)

Earnings (loss) per common share:
Basic	$0.10	$(0.08)	$0.15	$(0.46)
Diluted	$0.10	$(0.08)	$0.14	$(0.46)

Shares used in computing common per share amounts:
Basic	16,971,416	16,531,240	16,899,245	16,407,668
Diluted	17,132,206	16,531,240	17,108,910	16,407,668

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	September 27, 2014	September 28, 2013

Cash flows from operating activities:
Net income (loss)	$2,542	$(7,559)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,385	14,399
Stock-based compensation	1,619	2,308
Deferred taxes	(924)	(26)
Impairment of store assets	433	649
Trade credit utilization	460	354
Loss on disposal of property and equipment	64	499
Change in assets and liabilities:
Inventories	4,397	(9,656)
Receivables	4,355	(781)
Prepaid expenses and other assets	180	(197)
Accounts payable and accrued expenses	(8,162)	(7,165)
Lease related liabilities	(5,653)	(1,870)
Gift cards and customer deposits	(7,904)	(7,705)
Deferred revenue	(407)	(41)
Net cash provided by (used in) operating activities	4,385	(16,791)
Cash flows from investing activities:
Purchases of property and equipment	(5,604)	(14,490)
Purchases of other assets and other intangible assets	(77)	(203)
Purchases of short term investments	(899)	-
Cash used in investing activities	(6,580)	(14,693)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	1,253	655
Purchases of Company's common stock	(3,220)	-
Net cash (used in) provided by financing activities	(1,967)	655
Effect of exchange rates on cash	(52)	(540)
Net decrease in cash and cash equivalents	(4,214)	(31,369)
Cash and cash equivalents, beginning of period	44,665	45,171
Cash and cash equivalents, end of period	$40,451	$13,802

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ( the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of December 28, 2013 was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2013, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014.

In the first quarter of fiscal 2014, the Company adopted new accounting guidance with regard to the presentation and disclosure of unrecognized tax benefits, according to the provisions of Accounting Standards Update (ASU) 2013-11. The adoption of this guidance did not have a material impact on the financial statements.

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 27,	December 28,	September 28,
	2014	2013	2013
Prepaid rent	$4,044	$4,608	$8,347
Other	8,144	6,939	6,255
	$12,188	$11,547	$14,602

3. Property and Equipment

In 2012, the Company initiated a turnaround plan that includes the closure of a number of stores. The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability. As a result of this review for the first and second quarters of fiscal 2014, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the estimated future cash flows for each asset group, and asset impairment charges of $0.4 million were recorded in the thirty-nine weeks ended September 27, 2014, which are included in selling, general and administrative expenses as a component of income (loss) before income taxes in the Retail segment. The inputs used to determine the fair value of the assets are Level 3 inputs as defined by ASC section 820-10. Any remaining net book value is depreciated over the shortened expected life. The thirty-nine weeks ended September 28, 2013, included similar impairment charges of $0.6 million. There were no such charges in the thirteen weeks ended September 27, 2014 or September 28, 2013.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 27,	December 28,	September 28,
	2014	2013	2013

Accrued wages, bonuses and related expenses	$6,511	$9,745	$6,422
Sales tax payable	3,149	5,979	2,212
Accrued rent and related expenses	3,294	429	328
Current income taxes payable	191	227	200
	$13,145	$16,380	$9,162

5. Stock-based Compensation

The following table is a summary of the balances and activity for restricted stock and stock options for the thirty-nine weeks ended September 27, 2014:

	Restricted
	Stock	Options
Outstanding, December 28, 2013	720,198	1,065,012
Granted	201,458	103,776
Vested	343,473	—
Exercised	—	322,427
Forfeited	116,763	6,750
Canceled or expired	—	80,862
Outstanding, September 27, 2014	461,420	758,749

For the thirteen and thirty-nine weeks ended September 27, 2014 selling, general and administrative expenses includes $0.4 million and $1.6 million, respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended September 28, 2013, selling, general and administrative expenses includes $0.7 million and $2.3 million, respectively, of stock-based compensation expense. As of September 27, 2014, there was $3.8 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.5 years.

The total fair value of shares vested during the thirty-nine weeks ended September 27, 2014 and September 28, 2013 was $3.6 million and $2.2 million, respectively.

6. Income Taxes

In prior years, the Company recorded a valuation allowance on substantially all of its deferred tax assets.  The effective tax rate was 11.6% and 25.3% for the thirteen and thirty-nine weeks ended September 27, 2014, respectively compared to (18.4)% and (5.8)% for the thirteen and thirty-nine weeks ended September 28, 2013, respectively. The income tax expense recorded in the thirteen weeks ended September 27, 2014 represents state and withholding taxes, return-to-provision adjustments, adjustments to uncertain tax position reserves, and tax expense recorded in foreign jurisdictions. The income tax expense recorded in the thirty-nine weeks ended September 27, 2014 represents state and withholding taxes, return-to-provision adjustments and adjustments to uncertain tax position reserves, partially offset by tax benefits recorded in foreign jurisdictions.

7. Net Income (Loss) per Share

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$1,820	$(1,354)	$2,542	$(7,559)
Less: Earnings allocated to participating securities	49	-	82	-
Net income (loss) after allocation of earnings to participating securities	$1,771	$(1,354)	$2,460	$(7,559)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,971,416	16,531,240	16,899,245	16,407,668
Dilutive effect of share-based awards	160,790	-	209,665	-
Weighted average number of common shares outstanding - dilutive	17,132,206	16,531,240	17,108,910	16,407,668
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.10	$(0.08)	$0.15	$(0.46)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.10	$(0.08)	$0.14	$(0.46)

For the thirteen and thirty-nine weeks ended September 27, 2014, options to purchase 136,168 shares of common stock were excluded from the denominator for diluted loss per common share because of their anti-dilutive effect. For the thirteen and thirty-nine weeks ended September 28, 2013, options to purchase 1,152,800 shares of common stock were excluded from the denominator for diluted loss per common share because of their anti-dilutive effect.

Due to the net loss for thirteen and thirty-nine weeks ended September 28, 2013, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

8. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.  The accumulated other comprehensive loss balance at September 27, 2014, December 28, 2013 and September 28, 2013 is comprised entirely of foreign currency translation.  For the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013, there were no reclassifications out of accumulated other comprehensive loss.

9. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising and commercial. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland and other retail delivery operations, including the Company’s store-commerce sites, pop-up stores and non-traditional store locations such as a baseball park. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, outside of the United Kingdom and Ireland, Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent one reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

		International
	Retail	Franchising	Commercial	Total
Thirteen weeks ended September 27, 2014
Net sales to external customers	$85,561	$558	$542	$86,661
Income before income taxes	1,584	216	258	2,058
Capital expenditures, net	2,494	17	-	2,511
Depreciation and amortization	4,386	36	-	4,422
Thirteen weeks ended September 28, 2013
Net sales to external customers	$83,580	$781	$451	$84,812
Income (loss) before income taxes	(1,817)	396	277	(1,144)
Capital expenditures, net	5,657	20	-	5,677
Depreciation and amortization	4,677	45	-	4,722
Thirty-nine weeks ended September 27, 2014
Net sales to external customers	$257,752	$1,716	$1,384	$260,852
Income (loss) before income taxes	2,782	(62)	684	3,404
Capital expenditures, net	5,655	26	-	5,681
Depreciation and amortization	13,274	111	-	13,385
Thirty-nine weeks ended September 28, 2013
Net sales to external customers	$266,906	$2,399	$1,674	$270,979
Income (loss) before income taxes	(8,695)	646	902	(7,147)
Capital expenditures, net	14,600	93	-	14,693
Depreciation and amortization	14,263	136	-	14,399

Total Assets as of:
September 27, 2014	$166,403	$2,849	$5,613	$174,865
September 28, 2013	$159,529	$3,118	$6,370	$169,017

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended September 27, 2014
Net sales to external customers	$68,067	$18,247	$347	$86,661
Property and equipment, net	54,284	6,747	-	61,031
Thirteen weeks ended September 28, 2013
Net sales to external customers	$66,870	$17,484	$458	$84,812
Property and equipment, net	61,341	8,221	-	69,562

Thirty-nine weeks ended September 27, 2014
Net sales to external customers	$209,400	$50,422	$1,030	260,852
Property and equipment, net	54,284	6,747	-	61,031
Thirty-nine weeks ended September 28, 2013
Net sales to external customers	$219,776	$49,820	$1,383	$270,979
Property and equipment, net	61,341	8,221	-	69,562

For purposes of this table only:

(1)  North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2)  Europe includes the United Kingdom, Ireland and franchise businesses in Europe

(3)  Other includes franchise businesses outside of North America and Europe

10. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of September 27, 2014, $3.2 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

11. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

12. Subsequent Event

In the period from September 27, 2014 through November 3, 2014, the Company repurchased approximately 12,000 shares of its common stock for an aggregate amount of $145,000, leaving $3.8 million of availability under the Board approved share repurchase program.

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
●

the Company is subject to a number of risks related to disruptions, failures or security breaches of its information technology infrastructure and we may improperly obtain, or fail to protect, its data or violate privacy or security laws or expectations;

●	the Company may be unable to effectively operate or manage the overall portfolio of its company-owned stores;
●	the Company may be unable to renew or replace its store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of its current leases;
●	the Company may not be able to operate its company-owned stores in the United Kingdom and Ireland profitably;
●	the availability and costs of the Company’s products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation;
●	the Company’s products could become subject to recalls or product liability claims that could adversely impact its financial performance and harm its reputation among consumers;
●	the Company may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of its management team;
●	the Company is susceptible to disruption in its inventory flow due to its reliance on a few vendors;
●	the Company may be unable to effectively manage its international franchises or laws relating to those franchises may change;
●

the Company may fail to renew, register or otherwise protect its trademarks or other intellectual property or may be sued by third parties for infringement or misappropriation of their proprietary rights;

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
●

the Company may be unable to repurchase shares of its common stock at the times or in the amounts it currently anticipates, or the results of the share repurchase program may not be as beneficial as it currently anticipates.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of September 27, 2014, we operated 241 traditional stores and 13 non-traditional stores in the United States, Canada and Puerto Rico (collectively, North America), 57 traditional stores and two non-traditional stores in the United Kingdom and Ireland (collectively, Europe) and had 70 franchised stores operating internationally under the Build-A-Bear Workshop brand.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Retail - Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom and Ireland, and e-commerce sites;

•	International Franchising – Other international stores operated under franchise agreements; and

•	Commercial - Transactions with other business partners, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use.

Our 2013 performance demonstrated progress toward our objective to achieve sustainable, profitable growth as we hired a new chief executive, executed a significant real estate strategy and implemented stringent cost controls throughout the organization. Our 2014 plan built on the progress we made in 2013 in implementing our key strategies. Through the first three quarters of 2014, we have continued to improve store productivity and profitability through our real estate optimization efforts, repositioning our marketing programs to refine the consumer value equation and building on core competencies to lay the groundwork to further leverage the strength of our Build-A-Bear brand. Additionally, we have worked aggressively on expense rationalization as we continue to align our cost structure with our smaller store base and enhance product margins by value engineering our product designs, along with an end to end review of our supply chain.

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable store sales as one of the performance measures for our business. Comparable store sales percentage changes are based on net retail sales, excluding our store-commerce sites and seasonal and event-based locations.  Stores are considered comparable beginning in their thirteenth full month of operation. Stores with relocations or remodels that result in a significant change in square footage are excluded from the comparable stores sales calculation until the thirteenth full month of operation after the change. The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

North America	1.0%	7.6%	(1.6)%	9.1%
Europe	0.0%	2.3%	(3.6)%	4.6%
Consolidated	0.8%	6.4%	(2.0)%	8.2%

We believe the changes in comparable store sales for the periods presented are primarily attributable to the following factors:

●

We believe that the thirteen week period was positively impacted by high-impact product launches supported by well-executed, elevated marketing programs which led to robust sales of key licensed products, continued strength in our core collections and a successful early launch of our proprietary Halloween program;

●

We believe that comparable store sales were positively impacted in both the thirteen and thirty-nine week periods by strategic store closures, primarily in North American multi-store markets, which have transferred approximately 16% of their sales to remaining stores in the market;

●	We improved key operational levers by driving increases in dollars per transaction, units per transaction and average unit selling price in both the thirteen and thirty-nine week periods;

●

We believe the thirty-nine week period was negatively impacted by a decrease in traffic partially attributable to the extreme weather patterns in the first quarter of 2014 in North America and its lingering effects. In the first quarter of 2014, extreme weather decreased overall mall traffic for many markets in North America impacting the retail sector overall. In the second quarter of 2014, we saw the lingering effect of the first quarter weather patterns as school vacations were cancelled and the school year was extended in many markets impacting experiential children’s retail such as ours whose traffic benefits when kids are out of school; and

●

We also believe that traffic was negatively impacted in the second quarter of 2014 as a result of our strategic decision to eliminate a gift-with-purchase promotion, along with its supporting marketing, that had run for several years in the second quarter but had failed to deliver a profitable return.

  We are working to continue to improve comparable store sales through the following key initiatives:

●

Refining product planning to align with consumer demand driven by consistent execution of high-impact licensed and proprietary product launches supported by elevated marketing programs that focus on repositioning the consumer value equation and elevating the Build-A-Bear brand;

●

Continuing to reset the consumer value equation by shifting marketing focus to brand-building versus discounting. The Company has demonstrated that well-executed marketing programs can positively impact consumer awareness and demand for high-impact product launches; and

●	Continuing to drive increases in key operational metrics including average transaction value, units per transaction, average unit selling price and consumer conversion.

Stores

Company-owned:

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	2014
	Thirty-nine Weeks				Fifty-three Weeks - Projected
	December 28,			September 27,	December 28,			January 3,
	2013	Opened	Closed	2014	2013	Opened	Closed	2015
North America
Traditional	252	2	(13)	241	252	5	(13)	244
Non-traditional	11	3	(1)	13	11	11	(1)	21
	263	5	(14)	254	263	16	(14)	265

Europe
Traditional	58	-	(1)	57	58	-	(1)	57
Non-traditional	2	-	-	2	2	-	-	2
	60	-	(1)	59	60	-	(1)	59
Total	323	5	(15)	313	323	16	(15)	324

	2013
	Thirty-nine Weeks				Fifty-two Weeks
	December 29,			September 28,	December 29,			December 28,
	2012	Opened	Closed	2013	2012	Opened	Closed	2013
North America
Traditional	283	3	(32)	254	283	3	(34)	252
Non-traditional	8	-	(2)	6	8	5	(2)	11
	291	3	(34)	260	291	8	(36)	263

Europe
Traditional	58	-	-	58	58	1	(1)	58
Non-traditional	2	-	-	2	2	-	-	2
	60	-	-	60	60	1	(1)	60
Total	351	3	(34)	320	351	9	(37)	323

We currently intend to close approximately 15 locations in fiscal 2014, primarily in North America. We also expect to opportunistically open new traditional stores and expand non-traditional locations, including shop-in-shops and seasonal pop-up locations.

International Franchise Locations:

Our first franchised location opened in November 2003. The number of international, franchised stores for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	September 27,	September 28,
	2014	2013

Beginning of period	86	91
Opened	3	7
Closed	(19)	(13)
End of period	70	85

As of September 27, 2014, we had master franchise agreements, which typically grant franchise rights for a particular country or group of countries. With the Turkish franchise added in the 2014 first quarter and the expansion to Austria and Switzerland with the new German franchise agreement in the third quarter, we now have agreements covering an aggregate of 19 countries. The closures in 2014 are primarily the result of our franchisees implementing real estate optimization plans, similar to what we have undertaken in North America. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. In the long term, we believe there is a market potential for approximately 300 franchised stores outside of the United States, Canada, Puerto Rico, the United Kingdom and Ireland, which we expect to be operated primarily by new and existing franchisees.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Revenues:
Net retail sales	98.7%	98.5%	98.8%	98.5%
Franchise fees	0.6	0.9	0.7	0.9
Commercial revenue	0.6	0.5	0.5	0.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	56.2	59.7	57.7	60.3
Selling, general and administrative	41.8	42.2	41.4	43.0
Interest expense (income), net	(0.0)	(0.0)	(0.0)	(0.1)
Total costs and expenses	97.6	101.3	98.7	102.6

Income (loss) before income taxes	2.4	(1.3)	1.3	(2.6)
Income tax expense	0.3	0.2	0.3	0.2
Net income (loss)	2.1	(1.6)	1.0	(2.8)

Retail Gross Margin % (2)	43.7%	40.1%	42.3%	39.6%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)

Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold.  Retail gross margin was $37.4 million and $109.0 million for the thirteen and thirty-nine weeks ended September 27, 2014, respectively and $33.5 million and $105.8 million for the thirteen and thirty-nine weeks ended September 28, 2013, respectively. Retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended September 27, 2014 compared to thirteen weeks ended September 28, 2013

Revenues

Net retail sales. Net retail sales increased to $85.6 million for the thirteen weeks ended September 27, 2014 from $83.6 million for the thirteen weeks ended September 28, 2013, an increase of $2.0 million, or 2.4%. The components of this increase are as follows:

Thirteen weeks ended
September 27,
2014
(dollars in millions)
Impact of store closures	$(2.9)
Increase from new stores	1.2
Increase in non-comparable stores, primarily remodels and relocations	1.1
Impact of foreign currency translation	1.1
Increase from non-traditional locations, including e-commerce sales	0.9
Increase in comparable store sales	0.6
$2.0

We believe the changes in comparable store sales for the thirteen weeks ended September 27, 2014 are primarily attributable to the following factors:

●

We believe that the third quarter was positively impacted by high-impact product launches supported by well-executed, elevated marketing programs which led to robust sales of key licensed products, continued strength in our core collections and a successful early launch of our proprietary Halloween program;

●

We believe that comparable store sales were positively impacted in the third quarter by strategic store closures, primarily in North American multi-store markets, which have transferred approximately 16% of their sales to remaining stores in the market; and

●	In the third quarter, we improved key operational levers by driving increases in dollars per transaction, units per transaction and average unit selling price.

Franchise fees and commercial revenue. Revenue from franchise fees was $0.6 million for the thirteen weeks ended September 27, 2014 compared to $0.8 million for the thirteen weeks ended September 28, 2013 a decrease of $0.2 million, primarily attributable to a decline in the number of franchise stores in operation during the quarter. Commercial revenue was $0.5 million for both the thirteen weeks ended September 27, 2014 and September 28, 2013.

Costs and expenses

Gross margin. Total gross margin increased to $37.7 million for the thirteen weeks ended September 27, 2014 from $33.8 million for the thirteen weeks ended September 28, 2013, an increase of $3.8 million, or 11.4%. Retail gross margin increased to $37.4 million for the thirteen weeks ended September 27, 2014 from $33.5 million for the thirteen weeks ended September 28, 2013, an increase of $3.9 million, or 11.5%. As a percentage of net retail sales, retail gross margin was 43.7% for the thirteen weeks ended September 27, 2014 compared to 40.1% for the thirteen weeks ended September 28, 2013. This 360 basis points as a percentage of net retail sales (bps) increase was primarily driven by a 290 bps improvement in merchandise margin driven by a combination of selected price increases and reduced product costs and 70 bps of improvement from reduced packaging costs and improved leverage of fixed occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $36.2 million for the thirteen weeks ended September 27, 2014 as compared to $35.8 million for the thirteen weeks ended September 28, 2013, an increase of $0.4 million, or 1.1%. As a percentage of total revenues, selling, general and administrative expenses decreased to 41.8% for the thirteen weeks ended September 27, 2014 as compared to 42.2% for the thirteen weeks ended September 28, 2013, a decrease of 40 bps. The 2014 third quarter included $0.7 million in management transition costs and $0.1 million in store closing costs. The 2013 third quarter included $0.4 million in management transition costs and $0.2 million in store closing costs. Excluding these costs, selling, general and administrative expenses as a percent of revenue decreased 70 bps, primarily due to timing of marketing expenses and other operational cost savings resulting from store closures that were partially offset by increased costs for outside services.

Interest expense (income), net. Interest income, net of interest expense, was $40,000 for the thirteen weeks ended September 27, 2014 as compared to $60,000 for the thirteen weeks ended September 28, 2013.

Provision for income taxes. The income tax expense was $0.2 million for both the thirteen weeks ended September 27, 2014 and September 28, 2013. The effective tax rate was 11.6% for the thirteen weeks ended September 27, 2014 compared to (18.4)% for the thirteen weeks ended September 28, 2013. The change in the effective rate is primarily attributable to state and withholding taxes, return-to-provision adjustments, adjustments to uncertain tax position reserves, and tax expense recorded in foreign jurisdictions.

Thirty-nine weeks ended September 27, 2014 compared to thirty-nine weeks ended September 28, 2013

Revenues

Net retail sales. Net retail sales were $257.8 million for the thirty-nine weeks ended September 27, 2014 compared to $266.9 million for the thirty-nine weeks ended September 28, 2013, a decrease of $9.2 million, or 3.4%. The components of this decrease are as follows:

Thirty-nine weeks ended
September 27,
2014
(dollars in millions)
Impact of store closures	$(12.9)
Decrease in comparable store sales	(4.8)
Increase from new stores	3.8
Impact of foreign currency translation	3.0
Increase from non-traditional locations, including e-commerce sales	2.0
Increase in non-comparable stores, primarily remodels and relocations	(0.3)
$(9.2)

We believe the changes in comparable store sales for the thirty-nine weeks ended September 27, 2014 are primarily attributable to the following factors:

●

We believe that the thirty-nine week period was positively impacted by high-impact product launches supported by well-executed, elevated marketing programs which lead to robust sales of key licensed products and continued strength in our core collections;

●

We believe that fiscal 2014 comparable store sales were positively impacted by strategic store closures, primarily in North American multi-store markets, which have transferred approximately 16% of their sales to remaining stores in the market;

●	We improved key operational levers by driving increases in dollars per transaction, units per transaction and average unit selling price in 2014;

●

We believe the thirty-nine week period was negatively impacted by a decrease in traffic partially attributable to the extreme weather patterns in the first quarter of 2014 in North America and its lingering effects. In the first quarter of 2014, extreme weather decreased overall mall traffic for many markets in North America impacting the retail sector overall. In the second quarter of 2014, we saw the lingering effect of the first quarter weather patterns as school vacations were cancelled and the school year was extended in many markets impacting experiential children’s retail such as ours whose traffic benefits when kids are out of school; and

●

We also believe that traffic was negatively impacted in the second quarter of 2014 as a result of our strategic decision to eliminate a gift-with-purchase promotion, along with its supporting marketing, that had run for several years in the second quarter but had failed to deliver a profitable return.

Franchise fees and commercial revenue. Revenue from franchise fees was $1.7 million for the thirty-nine weeks ended September 27, 2014 compared to $2.4 million for the thirty-nine weeks ended September 28, 2013 a decrease of $0.7 million, primarily attributable to a decline in the number of franchise stores in operation in 2014. Commercial revenue was $1.4 million for the thirty-nine weeks ended September 27, 2014 compared to $1.7 million for the thirty-nine weeks ended September 28, 2013, a decrease of $0.3 million. This decrease was primarily attributable to an overall decline in licensing activities.

Cost and expenses

Gross margin. Total gross margin increased to $109.7 million for the thirty-nine weeks ended September 27, 2014 from $106.7 million for the thirty-nine weeks ended September 28, 2013, an increase of $3.0 million, or 2.8%. Retail gross margin increased to $109.0 million for the thirty-nine weeks ended September 27, 2014 from $105.8 million for the thirty-nine weeks ended September 28, 2013, an increase of $3.2 million, or 3.0%. As a percentage of net retail sales, retail gross margin increased to 42.3% for the thirty-nine weeks ended September 27, 2014 from 39.6% for the thirty-nine weeks ended September 28, 2013. This 270 bps increase was primarily driven by a 300 bps improvement in merchandise margin driven by a combination of selected price increases and reduced product costs slightly offset by deleverage of fixed occupancy costs.

 Selling, general and administrative. Selling, general and administrative expenses decreased to $108.1 million for the thirty-nine weeks ended September 27, 2014 as compared to $116.5 million for the thirty-nine weeks ended September 28, 2013, a decrease of $8.4 million, or 7.2%. As a percentage of total revenues, selling, general and administrative expenses decreased to 41.4% for the thirty-nine weeks ended September 27, 2014 as compared to 43.0% for the thirty-nine weeks ended September 28, 2013, a decrease of 160 bps. The dollar decrease was primarily due to decreases in store payroll costs and other operational cost savings resulting from store closures, a decrease in management transition and store closing costs and our cost reduction efforts as compared to the prior year. As a percent of revenue, these decreases were partially offset by decreased leverage on fixed costs. Excluding the management transition and store closing costs, selling, general and administrative expenses as a percent of revenue decreased 60 bps, primarily due to the overall decrease in expenses from store closures and our ongoing cost reduction efforts and the elimination of certain marketing in the second quarter associated with a promotion in the prior year.

Interest expense (income), net. Interest income, net of interest expense, was $40,000 and $0.2 million for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively.

Provision for income taxes. The income tax expense was $0.9 million for the thirty-nine weeks ended September 27, 2014 compared to $0.4 million for the thirty-nine weeks ended September 27, 2014. The effective tax rate was 25.3% for the thirty-nine weeks ended September 27, 2014 compared to (5.8)% for the thirty-nine weeks ended September 28, 2013. The change in the effective rate is primarily attributable to state and withholding taxes, return-to-provision adjustments and adjustments to uncertain tax position reserves, partially offset by tax benefits recorded in foreign jurisdictions.

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

Operating Activities. Cash provided by operating activities was $4.4 million for the thirty-nine weeks ended September 27, 2014, compared to cash used in operating activities of $16.8 million for the thirty-nine weeks ended September 28, 2013, an increase of $21.2 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. This increase in cash provided by operating activities over the year ago period was primarily due to improved store contribution and the timing of inventory receipts and payments.

Investing Activities. Cash used in investing activities was $6.6 million for the thirty-nine weeks ended September 27, 2014 as compared to $14.7 million for the thirty-nine weeks ended September 28, 2013, a decrease of $8.1 million. Cash used in investing activities during the thirty-nine weeks ended September 27, 2014 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems and purchases of short-term investments. Cash used in investing activities during the thirty-nine weeks ended September 28, 2013 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems and the acquisition of trademarks and other intellectual property.

Financing Activities. Financing activities used cash of $2.0 million in the thirty-nine weeks ended September 27, 2014, as purchases of our common stock used cash of $3.2 million partially offset by cash provided from the exercises of employee stock options, net of shares used for withholding tax payments of $1.3 million. Cash provided by financing activities in the thirty-nine weeks ended September 28, 2013 was $0.7 million resulting from exercises of employee stock options, net of shares used for withholding tax payments. No borrowings were made under our line of credit in either the thirty-nine weeks ended September 27, 2014 or September 28, 2013.

Capital Resources. As of September 27, 2014, we had a consolidated cash balance of $40.5 million over half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of up to $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2015 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of September 27, 2014: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2014, we expect to spend a total of $12 to $14 million on capital expenditures. Capital spending through the thirty-nine weeks ended September 27, 2014 totaled $5.7 million. Capital spending in fiscal 2014 is primarily to support the refresh and repositioning of stores and investment in infrastructure.

We believe that cash generated from operations and available borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2015.

On February 24, 2014, we announced that our share repurchase program had been extended to March 31, 2015. We currently intend to purchase up to an aggregate of $50 million of our common stock in the open market (including through 10b5-1 plans), through privately negotiated transactions or through an accelerated repurchase transaction. The primary source of funding for the program has been and is expected to continue to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program have been, and will continue to be, subsequently retired. As of November 3, 2014, approximately 6.2 million shares at an average price of $7.40 per share have been repurchased under this program for an aggregate amount of $46.2 million, leaving $3.8 million of availability under the program.

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

 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings outstanding during the first nine months of fiscal 2014. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities. These investments are considered to be cash equivalents or short-term investments, based on their original maturity and are classified accordingly on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief President Bear and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 27, 2014, the end of the period covered by this Quarterly Report.

It should be noted that our management, including the Chief Executive Officer and Chief President Bear and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief President Bear and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013 as filed with the SEC on March 13, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jun. 29, 2014 – Jul. 26, 2014	143,917	$11.45	143,749	$4,779,675
Jul. 27, 2014 – Aug. 23, 2014	81,443	$10.46	81,443	$3,928,059
Aug. 24, 2014 – Sep. 27, 2014	188	$13.28	-	$3,928,059
Total	225,548	$11.09	225,192

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*	Employment, Confidentiality and Noncompete Agreement dated as of August 12, 2014 between Jennifer Kretchmar and the Registrant

10.2*

Employment, Confidentiality and Noncompete Agreement dated as of September 15, 2014 between Vojin Todorovic and the Registrant (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on September 15, 2014)

10.3*

Separation Agreement and General Release, dated September 15, 2014, by and between Tina Klocke and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on September 15, 2014)

10.4*

Separation Agreement and General Release, dated October 10, 2014, by and between Kenneth Wine and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 14, 2014)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2014

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)