Form 10-K
period 2015-01-03
BUILD A BEAR WORKSHOP INC
filed 2015-03-19
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 3, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Large accelerated filer  ☐     Accelerated filer  ☒      Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $12.54 for the shares on the New York Stock Exchange on June 27, 2014) was $164,615,013 as of June 28, 2014.

As of March 13, 2015, there were 17,412,152 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 14, 2015 Annual Meeting are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

0

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance;
•	our anticipated operating strategies and future strategic expansion initiatives;
•	our future capital expenditures;
•	our anticipated rate of store closures, relocations and openings; and
•	our anticipated costs related to store closures, relocations and openings.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is primarily a specialty retailer offering a “make your own stuffed animal” interactive retail-entertainment experience.  As of January 3, 2015, we operated 324 company-owned retail stores in the United States, Canada, the United Kingdom and Ireland, including 245 traditional and 20 non-traditional Build-A-Bear Workshop® stores in the United States and Canada and 57 traditional and two non-traditional Build-A-Bear Workshop stores in the United Kingdom and Ireland.  In addition, franchisees operated 71 Build-A-Bear Workshop stores in other international locations.

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

Description of Operations

Currently, we primarily operate specialty retail stores that provide a “make your own stuffed animal” interactive entertainment experience in which our guests visit a variety of stations in order to make and customize a stuffed animal. Our retail concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of consumers by offering premium products that meet high quality standards, offer a relevant selection and are trend-right. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our Web sites, our mobile sites and apps as well as traditional and social media. Our store experience appeals to a broad range of age groups and demographics, including children, as well as their parents and grandparents, teens, and adult collector and affinity consumers.  We have relatively balanced seasonality on a quarterly basis and guests visit our stores for multiple reasons including interactive family experiences, birthdays, parties and other milestone occasion celebrations and to purchase gifts including the “gift of experience” that comes with a Bear Bucks® gift card. We believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand.

We believe there are opportunities in the future to leverage the strength of the Build-A-Bear brand and generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high quality brand that is emotionally connected with both kids and their parents.

Operating strategies

Our company is in the midst of a multi-year turnaround plan that builds on a strong base of profitable stores. To increase shareholder value, in 2015, we will begin to evolve from our stated goal of sustained profitability to sustained profitable growth. Through a combination of continuous improvement of current efforts and strategic expansion into additive opportunities for each of the key initiatives outlined below, we expect to deliver both incremental revenue and profit. The four key initiatives are:

1.

Expanding into more places: We intend to continuously improve our real estate model by strategically evolving our store portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. To this end, we plan to open additional stores in high potential destinations such as tourist locations, outlet malls and shop-in-shops, which have proven more productive than traditional mall stores. We expect to strategically expand our international presence by leveraging the improving strength in our company-owned stores to restructure and extend our international footprint. We expect to develop new market expansion through both franchise and company-owned store models.

2.

Targeting more people: We intend to continuously grow our business with our core three to twelve year-old consumer segment which represents a majority of current revenue. We will focus on initiatives that drive trial and increase repeat visits with an evolved segmentation, product development and marketing strategy. We expect to strategically grow sales to consumers over twelve years-old with a focus on key categories including gift-giving, affinity and collectibles. The over-twelve consumer segment currently represents approximately 20% of sales and has a tendency to over-index on less price-sensitive gift-able and on-line purchases. Therefore, we intend to leverage our e-commerce business to efficiently target these consumers.

3.

Developing more products: We intend to continuously improve and extend our efforts to successfully develop high impact product stories coupled with integrated marketing programs that tend to garner higher price points, drive add-on purchases and create play beyond the plush. We also plan to strategically expand our presence and create new sales and profit streams by re-launching an out-bound licensing program to leverage our strong brand equity. We expect licensing to enable Build-A-Bear to extend our brand reach with new offerings in relevant categories and will provide consumers with products beyond the plush.

4.

Driving more profitability: We intend to continuously improve our value engineering initiatives to further optimize product margins while implementing new systems that facilitate sales growth, increase efficiency and improve long term profitability. We expect to strategically expand our profitability by prioritizing incremental growth initiatives, like those discussed above, that leverage existing infrastructure, are primarily royalty-based, and/or allow for discrete pricing and are therefore comparatively margin-accretive.

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

Our stuffed animal skins and clothing are produced from high quality man-made materials or natural fibers such as cotton, and the stuffing is made of a high-grade polyester fiber. We believe all of our products in our stores and through our Web sites meet Consumer Product Safety Commission requirements including the Consumer Product Safety Improvement Act (CPSIA) for Children’s Products. We also comply with American Society for Testing and Materials (ASTM), EN71 (European standards) and Canadian specifications for toy safety in all material respects. Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate to our guests the age grading for the product and any special warnings in accordance with guidelines established by the Consumer Product Safety Commission. We believe that our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification or with other third party social compliance programs. The CARE (Caring, Awareness, Responsible, Ethical) process is the ICTI program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide.  In order to obtain this certification, each factory completed a rigorous evaluation performed by an accredited ICTI agent.

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

 Distribution and Logistics

We own our 350,000 square-foot distribution center near Columbus, Ohio which serves the majority of our stores in the United States and Canada.  We also contract with a third-party warehouse in southern California to service our West Coast stores.  The contract has a one year term and is renewable.  In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2019.  This agreement contains clauses that allow for termination if certain performance criteria are not met.

Transportation from the warehouses to our stores is managed by several third-party logistics providers.  In the United States, Canada and Europe, merchandise is shipped by a variety of distribution methods, depending on the store and seasonal inventory demand.  Key delivery methods are direct trucks through third-party pool points, ‘LTL’ (less-than truck load) deliveries, and direct parcel deliveries.  Shipments from our third-party distribution centers are scheduled throughout the week in order to smooth workflow and stores are grouped together by shipping route to reduce freight costs.  All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once or twice a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs.  Back-up supplies, such as Cub Condo® carrying cases and stuffing for the animals, are often stored in limited amounts at local pool points.

Employees

As of January 3, 2015, we had approximately 900 full-time and 3,400 part-time employees in the United States, Canada, the United Kingdom and Ireland.  The number of part-time employees at all locations fluctuates depending on our seasonal needs.  None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

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

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth of assortment nor depth of experience or operate as a national or international retail company.

Intellectual Property and Trademarks

We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property and the registrations for the intellectual property. Our patents have expirations ranging from 2015 to 2024.

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

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A slowdown in the United States, Canadian or European economies or in the economies of the countries in which our franchisees operate or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors would likely result in lower net retail sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. For example, for fiscal 2008 through 2010 and again in 2012, we attributed a portion of our decline in comparable store sales to the slower economy in the United States and Europe.

We depend upon the shopping malls in which we are located to attract guests to our stores and a decline in mall traffic could adversely affect our financial performance and profitability.

While we invest in integrated marketing efforts and believe we are more of a destination location than traditional retailers, we rely to a great extent on consumer traffic in the malls in which our stores are located. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. In addition, consumer mall traffic may be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism to shopping malls, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in shopping mall traffic could have an adverse effect on our financial condition and profitability.

If we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our animals, animal apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products including those that are associated with new movie releases could have a negative impact on our business, financial condition and results of operations. Our future success depends, in part, on the popularity and consumer demand for brands of partner companies such as Disney, Marvel, Hasbro, Nickelodeon and Lucasfilm. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key partner brands, our business would be adversely effected. There can be no certainty that licensed brands will continue to be successful or maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with historical dates impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

Consumer interests change rapidly and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand, drive consumer demand for key products and generate traffic for our stores.

We continue to update and evaluate our marketing initiatives, focusing on building our brand, new product news, timely promotions and rapidly changing consumer preferences. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our integrated marketing and advertising programs and future marketing and advertising efforts that we undertake, including our ability to:

•	create greater awareness of our brand, interactive shopping experience and products;
•	convert consumer awareness into actual store visits and product purchases;
•	identify the most effective and efficient level of marketing spend;
•	select the right geographic areas in which to market;
•	determine the appropriate creative message and media mix for marketing expenditures; and
•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment.

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

Our Web sites, including those for children, allow social interaction between users. We currently obtain and retain personal information about our Web site users, store shoppers and loyalty program members. In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear® identification system. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions.

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

If we are unable to increase our total and comparable store sales, our results of operations and financial condition could be adversely affected.

Our consolidated comparable store sales increased by 1.6% in 2014 and 5.1% in 2013 following a multi-year decline. We believe the principal factors that will affect comparable store results include the following:

•	the continuing appeal of our concept;
•	the effectiveness of our marketing efforts to attract new and repeat guests;
•	consumer confidence and general economic conditions;
•	the impact of changes in governmental policies on consumer sentiment and discretionary spending levels;
•	the impact of store closures, relocations and openings in existing markets;
•	our ability to anticipate and to respond, in a timely manner, to consumer trends;
•	the continued introduction and expansion of our merchandise offerings;
•	mall traffic;
•	competition for product offerings including in the online space;

•	the impact of updates to our brand appearance and our store design;
•	the timing and frequency of national media appearances and other public relations events; and
•	weather conditions.

As a result of these and other factors, we may not be able to achieve comparable stores sales growth in the future. If we are unable to do so, our results of operations could be significantly harmed and we may be required to record significant impairment charges.

We may not be able to evolve our store locations to align with market trends or to effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability.

Our future results will largely depend on our ability to optimize store productivity and profitability by strategically evolving our real estate portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. In 2012, we announced a plan to reduce our store count in North America and substantially completed this plan in 2014. From 2012 through 2014, we closed 61 stores in North America. Our ability to manage our portfolio of stores in future years and position stores in desirable locations and operate stores profitably, particularly in multi-store markets, is a key factor in our ability to achieve sustained profitable growth. We cannot be certain when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated. We may decide to close other stores in the future.

In July 2005, we opened a flagship store in New York City. Because this store has much larger annual sales than our typical mall-based stores, closing this store could have an adverse impact on our revenues.

Additionally, in 2014 we operated eight stores located within other retailers’ stores and as such are subject to the operational risks of these retailers, including but not limited to, ineffective store operations, labor disputes and negative publicity. If other retailers in which we have stores are impacted by these factors, it could have a negative impact on our sales and operating performance.

If we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.

We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s options or ours. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters within the malls. We may not be able to maintain or obtain favorable locations in desirable malls. The terms of new leases may not be as favorable, which could cause an increase in store expenses negatively impacting overall profitability. If we execute termination rights, we may have expenses and charges associated with those closures which could negatively impact our profitability. Additionally, several large landlords dominate the ownership of prime malls, particularly in the United States and Canada, and because of our dependence on these landlords for a substantial number of our locations, any significant erosion in their financial conditions or our relationships with these landlords could negatively affect our ability to obtain and retain store locations. Further landlord consolidation may negatively impact our results of operations.

Our leases in the United Kingdom and Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only”. We may be required to pay base rents that are significantly higher than we have projected. For example, past rent reviews have resulted in increases as high as 30% in select locations within the United Kingdom. As a result of these and other factors, we may not be able to operate our European store locations profitably. If we are unable to do so, our results of operations and financial condition could be harmed and we may be required to record significant additional impairment charges.

In addition, the lease for our store in the Downtown Disney® District at the Disneyland® Resort in Anaheim, California provides that the landlord may terminate the lease at any time. As a result, we cannot be assured that the landlord will not exercise its right to terminate this lease.

We may not be able to operate our international company-owned stores profitably.

We currently operate company-owned stores in the United Kingdom, Canada, Ireland and Denmark. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, changes in foreign government policies and regulations and potential restrictions and costs to convert and repatriate currency, as well as other risks that we may not anticipate. Brand awareness in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the United Kingdom and Ireland, we may be unable to continue to do so on a consistent basis. In 2013 and 2014, we closed 8 stores in Canada. In 2012, we recognized an impairment charge on all of the goodwill associated with our UK acquisition along with the store assets at certain store locations with poor operating results. In 2010, we closed all three of our company-owned stores in France as we were unable to operate them profitably. In February 2015, we opened our first company-owned store in Denmark.

Additionally, we conduct business globally in many different jurisdictions with currencies other than U.S. dollars. Our results could be negatively impacted by changes or fluctuations in currency exchange rates since we report our consolidated financial results in U.S. dollars.

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

Although we require our manufacturers to meet our safety standards and product specifications and submit our products for testing, we cannot control the materials used by our manufacturers. If one of these manufacturers ships merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, we have voluntarily recalled five products in the past six years due to possible safety issues. While the vendors have historically reimbursed us for certain, related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate. Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

The success of our business depends upon the quality of associates throughout our organization and our ability to attract and retain qualified key employees. In June 2013, we hired a new Chief Executive Officer who replaced our retiring Founder and Chief Executive Bear. In 2013 and 2014, four other executive officers left the Company, three executive officers joined the Company and the Company is currently conducting a search for a new Chief Operations Officer. The success of our business depends on effective transition of these positions. During these transitions, organizational changes are likely to occur and we may not be able to retain key managers or associates. We may incur expenses related to the transition in these positions that could negatively impact the profitability of our business. The loss of certain key employees, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified candidates could have a material adverse effect on our business, financial condition and results of operations.

We rely on a few vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any manufacturing facilities. For the past three years, we purchased between 75% and 80% of our merchandise from three vendors. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities, located primarily in China and, beginning in 2014, in Vietnam. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

If we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

As of January 3, 2015, there were 71 traditional Build-A-Bear Workshop international franchised stores. We cannot assure you that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing owned and operated markets, which impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we currently encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations. For example, we have incurred $1.4 million, $1.1 million and $0.2 million of bad debt expense related to receivables from our franchisees in fiscal 2014, 2013 and 2012, respectively.

The success of our franchising strategy will depend upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow the franchise operation and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. When franchisees perform below expectations we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores.

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

Our operations are subject to numerous technology related risks, including risks related to the failure of the computer systems that operate our point of sale and inventory systems, Web sites and mobile sites and their related support systems. We are also subject to risks related to computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our technological infrastructure and digital commerce capabilities.

Business risks related to technology and digital commerce include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, governmental regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on our business.

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

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada and Europe in a timely manner. We have a 350,000-square-foot distribution center in Groveport, Ohio. We rely on this company-owned distribution center to receive, store and distribute merchandise for the majority of our North America stores.  We rely on third parties to manage all of the warehousing and distribution aspects of our business on the West Coast of the United States and in Europe. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could decrease our sales and increase our costs associated with our supply chain.

Our profitability could be adversely affected by fluctuations in petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our animal skins and stuffing. For example, our results in fiscal 2011 were impacted by significant increases in fuel surcharges due to higher petroleum products prices. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

Our plans to leverage the Build-A-Bear brand to drive strategic expansion into new sales and profit streams may not be successful.

Our objective to achieve sustained profitable growth depends in part on our ability to use our brand and existing infrastructure as a base to drive new lines of business.  For example, we currently expect to re-launch an out-bound licensing program in the future.  If we are unable to develop these new lines of business profitably, we may not be able to achieve our long-term objectives.

Our market share may be adversely impacted at any time by a significant variety of competitive threats.

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

We may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations.

We may expand our product assortment to include products manufactured by other companies. If sales of such products do not meet our expectations or are impacted by competitors’ pricing, we may have to take markdowns or employ other strategies to liquidate the product. If other companies do not meet quality or safety standards or violate any manufacturing or labor laws, we may suffer negative publicity and may not realize our sales plans.

Poor global economic conditions could have a material adverse effect on our liquidity and capital resources.

Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the capital markets or that our capital resources will at all times be sufficient or at an acceptable cost to satisfy our liquidity needs. Capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered into in 2000 and has been extended annually since then and currently expires December 31, 2016.

Risks Related to Owning Our Common Stock

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;
•	increases or decreases in comparable store sales;
•	changes in general economic conditions and consumer spending patterns;
•	seasonal shopping patterns, including whether the Easter holiday occurs in the first or second quarter and other school holiday schedules;
•	the impact of a 53rd week in our fiscal year which occurs approximately every six years, including fiscal 2014;
•	the effectiveness of our inventory management;
•	the timing and frequency of our marketing initiatives;
•	changes in consumer preferences;
•	the continued introduction and expansion of merchandise offerings;
•	actions of competitors or mall anchors and co-tenants;
•	weather conditions;
•	the timing of store closures, relocations and openings and related expenses; and
•	the timing and frequency of national media appearances and other public relations events.

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

In February 2015, our Board of Directors implemented a $10 million share repurchase program, after terminating the previously existing share repurchase plan under which we had repurchased 6.2 million shares of our common stock for an aggregate price of $46.2 million since February 2007. The new program does not require the Company to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of the share repurchase program may not be as beneficial as we would like.

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

Stores

We lease all of our store locations. As of January 3, 2015, we operated 324 retail stores located primarily in major malls throughout the United States, Canada, Puerto Rico, the United Kingdom and Ireland in our Retail segment. Our leases in the United Kingdom and Ireland typically have rent reviews every five years in which the base rental rate is adjusted to current market rates if they are higher than the original rent agreed.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our Retail segment. The facility is approximately 350,000 square feet and includes our web fulfillment site. We also lease approximately 59,000 square feet for our corporate headquarters in St. Louis, Missouri which houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 1, 2014 with a five-year term. In the United Kingdom, we lease approximately 2,500 square feet for our regional headquarters in Windsor, England. The lease commenced in August 2003 and can be terminated at any time by either party giving notice of termination six months prior to cancellation.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$9.49	$7.30	$5.49	$3.70
Second Quarter	$15.43	$9.34	$7.10	$4.90
Third Quarter	$14.53	$10.07	$7.39	$6.07
Fourth Quarter	$21.22	$12.17	$10.35	$6.97

As of March 13, 2015, the number of holders of record of the Company’s common stock totaled approximately 2,883.

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

The performance graph starts on January 2, 2010 and ends on January 2, 2015, the last trading day prior to January 3, 2015, the end of our fiscal 2014. The graph assumes that $100 was invested on January 4, 2010 in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast the possible future performance of our common stock.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Sep. 28, 2014 – Oct. 25, 2014	11,875	$12.23	11,875	$3,782,779
Oct. 26, 2014 – Nov. 22, 2014	-	$-	-	$3,782,779
Nov. 23, 2014 – Jan. 3, 2015	705	$19.89	-	$3,782,779
Total	12,580	$12.66	11,875

(1)

Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)

On February 25, 2015, we announced the termination of the share repurchase program that was adopted in 2008 and adopted a new repurchase program (the “2015 Share Repurchase Program”) which authorizes us to repurchase up to $10 million of our common stock until March 31, 2016, subject to further extension by the Board. Under the 2015 Share Repurchase Program, we currently intend to purchase up to $10 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of March 13, 2015, we had approximately$9.0 million of availability under the program.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

Dividend Policy

No dividends were paid in 2014, 2013 or 2012. We anticipate that we will retain any future earnings to support operations, to finance the growth and development of our business and to repurchase shares of our common stock from time to time and we do not expect, at this time, to pay cash dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant. Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended January 3, 2015, December 28, 2013, December 29, 2012, December 31, 2011 and January 1, 2011, as fiscal years 2014, 2013, 2012, 2011 and 2010, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. The 2014 fiscal year included 53 weeks and fiscal years 2013, 2012, 2011, and 2010 included 52 weeks. All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks, with the exception of the fourth quarter of fiscal 2014, which included 14 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week or 14-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data for fiscal 2014 and 2013 and the statement of operations and other financial data for fiscal 2014, 2013 and 2012 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data for fiscal 2012, 2011 and 2010, and the statement of operations and other financial data for fiscal 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Statement of operations data:
Total revenues	$392,354	$379,069	$380,941	$394,375	$401,452
Costs and expenses:
Cost of merchandise sold	211,832	220,738	230,181	234,227	239,556
Selling, general and administrative	164,445	160,708	165,516	162,881	164,618
Goodwill impairment	-	-	33,670	-	-
Interest expense (income), net	53	(259)	3	(81)	(250)
Total costs and expenses	376,330	381,187	429,370	397,027	403,924
Income (loss) before income taxes	16,024	(2,118)	(48,429)	(2,652)	(2,472)
Income tax expense (benefit)	1,662	(6)	866	14,410	(2,576)
Net income (loss)	$14,362	$(2,112)	$(49,295)	$(17,062)	$104
Earnings (loss) per common share:
Basic	$0.82	$(0.13)	$(3.02)	$(0.98)	$0.01
Diluted	$0.81	$(0.13)	$(3.02)	$(0.98)	$0.01
Shares used in computing common per share amounts:
Basic	16,908,001	16,465,138	16,331,672	17,371,315	18,601,465
Diluted	17,133,811	16,465,138	16,331,672	17,371,315	18,653,012

	Fiscal Year
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share, per share, per store and per gross square foot data)
Other financial data:
Retail gross margin ($) (1)	$176,838	$153,477	$145,687	$154,468	$155,128
Retail gross margin (%) (1)	45.6%	41.1%	38.9%	39.9%	40.1%
Capital expenditures, net (2)	$10,890	$19,362	$17,268	$12,248	$14,649
Depreciation and amortization	18,128	19,216	21,422	24,232	26,976

Cash flow data:
Cash flows provided by operating activities	$34,884	$19,058	$16,542	$17,234	$22,021
Cash flows used in investing activities	$(11,789)	$(19,362)	$(15,096)	$(13,318)	$(13,766)
Cash flows (used in) provided by financing activities	$(1,783)	$132	$(2,902)	$(15,811)	$(7,216)

Store data (3):
Number of stores at end of period
North America - Traditional	245	253	283	287	290
North America - Non-traditional	20	10	8	11	15
Total North America	265	263	291	298	305
Europe - Traditional	57	58	58	56	52
Europe - Non-traditional	2	2	2	2	2
Total Europe	59	60	60	58	54
Total stores	324	323	351	356	359
Square footage at end of period (4)
North America - Traditional	688,633	716,098	805,770	829,449	841,600
North America - Non-traditional	37,309	19,507	12,610	18,956	32,950
Total North America	725,942	735,605	818,380	848,405	874,550
Europe - Traditional	82,863	84,933	84,405	81,705	75,588
Europe - Non-traditional	1,926	1,926	1,926	2,206	2,206
Total Europe	84,789	86,859	86,331	83,911	77,794
Total square footage	810,731	822,464	904,711	932,316	952,344
Average net retail sales per store: (5) (9)
North America	$1,158	$1,080	$1,003	$1,021	$1,030
Europe	£809	£755	£736	£810	£790
Net retail sales per gross square foot: (9)
North America (6)	$409	$381	$350	$354	$356
Europe (7)	£567	£525	£511	£562	£551
Consolidated comparable store sales change (%) (8) (9)	1.6%	5.1%	(3.3)%	(2.1)%	(2.0)%

Balance sheet data:
Cash and cash equivalents	$65,389	$44,665	$45,171	$46,367	$58,755
Working capital	46,691	30,353	30,503	37,610	51,671
Total assets	212,054	195,611	192,102	241,571	275,794
Total stockholders' equity	97,625	84,390	83,137	129,243	157,713

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

(3)	Excludes our web stores. North American stores are located in the United States, Canada and Puerto Rico. In Europe, stores are located in the United Kingdom, Ireland and, prior to 2011, France.
(4)	Square footage for stores located in Europe is estimated selling square footage.
(5)	Average net retail sales per store represents net retail sales only from stores open throughout the entire period in North America divided by the total number of such stores.
(6)

Net retail sales per gross square foot in North America represents net retail sales from stores open throughout the entire period in North America divided by the total gross square footage of such stores.

(7)	Net retail sales per selling square foot in Europe represents net retail sales from stores open throughout the entire period in Europe divided by the total selling square footage of such stores.
(8)	Comparable store sales percentage changes are based on net retail sales. Stores are considered comparable beginning in their thirteenth full month of operation.
(9)	Excludes our web stores and temporary and seasonal locations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of January 3, 2015, we operated 324 Company-owned stores and had 71 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we sell our products on our e-commerce Web sites, buildabear.com and buildabear.co.uk.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Retail – Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom and Ireland, and two web stores;

•	International Franchising – Other international stores operated under franchise agreements; and

•	Commercial – Transactions with other business partners, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use.

Selected financial data attributable to each segment for fiscal 2014, 2013 and 2012, are set forth in Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Stores” subsections of this Overview, along with the “Risk Factors” and “Results of Operations”.

We believe that we have an appealing retail store concept that, for North American stores open for the entire year, averaged $1.2 million in fiscal 2014, $1.1 million in fiscal 2013, and $1.0 million in fiscal 2012 in net retail sales per store. Consolidated store contribution consists of store location net retail sales less cost of product, marketing and store related expenses. Non-store general and administrative expenses are excluded as are our web stores, locations not open for the full fiscal year and deferred revenue adjustments. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income (loss). Store contribution as a percent of store location net retail sales was 16.3% for fiscal 2014, 12.1% for fiscal 2013 and 8.6% for fiscal 2012. Consolidated net income (loss) as a percentage of total revenues was 3.7% for fiscal 2014, (0.6)% for fiscal 2013, (12.9)% for fiscal 2012.

We believe that our 2014 improvement is a result of the successful and consistent implementation of our key strategies of optimizing real estate, resetting the consumer value equation and rationalizing our expense structure. For the fiscal year, we improved North American sales per square foot to $409, expanded consolidated retail gross margin by 450 basis points and reduced the number of unprofitable stores in North America to less than 2%. Our 2013 performance demonstrated progress on our turnaround plan and our objective to achieve sustainable, long-term profitability as we hired a new chief executive, executed a significant real estate strategy and implemented stringent cost controls throughout the organization. In 2012, our results were negatively impacted by the declining sales in the UK. In North America, the 2012 results reflected the early results of turnaround efforts, increased costs for marketing, store remodels and openings and store closings.

Our 2015 plan builds on the progress we made in 2014 and 2013 in implementing our key strategies, with a combination of continuous improvement of these initiatives and strategic expansion into additive opportunities. We plan to continue to improve our real estate model through selective new high-potential openings, a systematic refresh of our store base and strategic international expansion. We plan to continue to drive core consumer business and strategically expand our business with consumers over 12 years old. We expect to do this more profitably as we continue to improve the value engineering of products and implementing new systems that facilitate sales growth and increase efficiency. Additionally, we intend to develop more proprietary products along with re-launching an out-bound licensing program.

We ended fiscal 2014 with no borrowings under our bank loan agreement and with $65.4 million in cash and cash equivalents after investing $10.9 million in capital projects. Throughout the year, we spent $3.4 million repurchasing shares of our common stock.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our web store and other non-store locations), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks, gift cards and third party credit cards to make purchases. We classify stores as new, non-comparable and comparable stores. Stores enter the comparable store calculation in their thirteenth full month of operation. Our web store and temporary and seasonal locations are not included in our comparable store calculations. Non-comparable stores also result from a store relocation or remodel that results in a significant change in square footage or temporary closure. The net retail sales for that location are excluded from comparable store sales calculations until the thirteenth full month of operation after the date of the change.

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

We use net retail sales per square foot and comparable store sales as performance measures for our business. The following table details net retail sales per square foot for the periods presented:

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Net retail sales per gross square foot - North America (1) (2)	$409	$381	$350
Net retail sales per selling square foot - Europe (2) (3)	£567	£525	£511

(1)

Net retail sales per gross square foot in North America represents net retail sales from stores open throughout the entire period in North America divided by the total gross square footage of such stores.

(2)	Excludes our web stores and temporary and seasonal locations.
(3)	Net retail sales per selling square foot in Europe represents net retail sales from stores open throughout the entire period in Europe divided by the total selling square footage of such stores.

The percentage increase (or decrease) in comparable store sales for the periods presented below is as follows:

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Comparable store sales change - North America (%) (1) (2)	1.4%	5.7%	(2.0)%

Comparable store sales change - Europe (%) (1) (2)	2.3%	2.9%	(8.4)%

Comparable store sales change - Consolidated (%) (1) (2)	1.6%	5.1%	(3.3)%

(1)	Comparable store sales percentage changes are based on net retail sales and stores are considered comparable beginning in their thirteenth full month of operation.
(2)	Excludes our web stores and temporary and seasonal locations.

Fiscal 2014 consolidated comparable store sales for the full year are compared to the 53-week period ended January 4, 2014. We believe the increase in comparable store sales for fiscal 2014 was primarily driven by:

●

High-impact product launches supported by well-executed, elevated marketing programs which led to robust sales of key licensed products, continued strength in our core collections and successful proprietary launches;

●	Improvement in key operational levers as we saw increases in dollars per transaction, units per transaction and average unit selling price for the year; and

●	Strategic store closures, primarily in North American multi-store markets, which have transferred approximately 15% of their sales to remaining stores in the market.

●

Additionally, we believe fiscal 2014 was negatively impacted by a decrease in traffic partially attributable to the extreme weather patterns in the first quarter of 2014 in North America and its lingering effects. In the first quarter of 2014, extreme weather decreased overall mall traffic for many markets in North America impacting the retail sector overall. In the second quarter of 2014, we saw the lingering effect of the first quarter weather patterns as school vacations were cancelled and the school year was extended in many markets impacting experiential children’s retail such as ours whose traffic benefits when kids are out of school. We believe that consumer traffic in many of the malls in which we operate stores has decreased from historical levels impacting overall consumer traffic to our stores.

Fiscal 2013 consolidated comparable store sales for the full year are compared to the 52 week period ended December 29, 2012. We attribute the increase in comparable store sales for the period primarily to the impact of our brand marketing and product strategies which have improved results in our overall store base and our real estate optimization strategies which have driven sales in selective markets impacted by store closures and remodels.

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

●

We believe that our real estate optimization strategies drove the remaining 30% of the overall comparable store sales increase in 2013. The real estate optimization plans included selective store closures, primarily in North American multi-store markets, as well as updates and remodels of select other stores. These actions drove a 9% increase in sales per square foot in North America, reversing a multi-year decline.

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

Commercial revenue: Commercial revenue includes the company’s transactions with other businesses, mainly through wholesale and licensing transactions. Revenue from wholesale product sales includes revenue from merchandise sold at stores operated by third parties under licensing agreements. Revenue from licensing activities is generally based on a percentage of sales made by licensees to third parties and is recognized at the time the product is shipped by the licensee or at the point of sale. We have historically entered into a number of licensing arrangements whereby third parties manufacture merchandise carrying the Build-A-Bear trademark and sell it to other retailers.

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

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, store supplies and preopening expenses as well as central office general and administrative expenses, including costs for management payroll, benefits, stock-based compensation, normal store closings, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation of central office assets as well as the amortization of intellectual property and other assets. Certain store expenses such as store payroll and credit card fees historically have increased or decreased proportionately with net retail sales.

Stores

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico, the United Kingdom and Ireland for the last three fiscal years can be summarized as follows:

	Fifty-three Weeks Ended January 3, 2015
	December 28,			January 3,
	2013	Opened	Closed	2015
North America
Traditional	253	5	(13)	245
Non-traditional	10	11	(1)	20
	263	16	(14)	265

Europe
Traditional	58	-	(1)	57
Non-traditional	2	-	-	2
	60	-	(1)	59
Total	323	16	(15)	324

	Fifty-two Weeks Ended December 28, 2013
	December 29,			December 28,
	2012	Opened	Closed	2013
North America
Traditional
Non-traditional	283	4	(34)	253
	8	5	(3)	10
	291	9	(37)	263

Europe
Traditional	58	1	(1)	58
Non-traditional	2	-	-	2
	60	1	(1)	60
Total	351	10	(38)	323

	Fifty-two Weeks Ended December 29, 2012
	December 31,			December 29,
	2011	Opened	Closed	2012
North America
Traditional	287	2	(6)	283
Non-traditional	11	1	(4)	8
	298	3	(10)	291

Europe
Traditional	56	2	-	58
Non-traditional	2	-	-	2
	58	2	-	60
Total	356	5	(10)	351

During 2015, we expect to open stores in high potential destinations such as tourist locations, outlet malls and shop-in-shops. In the second half of 2015, we also expect to begin to systematically refresh our store base with a new design developed to improve productivity and our brand look. We plan to update stores primarily in conjunction with natural lease events including new store openings, relocations and lease required remodels. We also expect to close select stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

Non-traditional Store Locations:

As of January 3, 2015, we had one location each in a ballpark, a zoo and in Times Square in New York City. Additionally, we had eight locations located within other retailers’ stores. Five of these shop-in-shop locations along with the Times Square location closed in the first week of fiscal 2015 as planned due to the seasonal nature of the locations. We also operate temporary stores, which generally have lease terms of six to eighteen months and are excluded from our traditional store count. These locations are intended to capitalize on short-term opportunities in specific locations. As of January 3, 2015, we operated nine temporary stores.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise characteristics as our company-owned stores. As of January 3, 2015, we had 12 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 17 countries. The number of traditional international, franchised stores opened and closed for the periods presented below are summarized as follows:

	Fiscal year
	2014	2013	2012

Beginning of period	86	91	79
Opened	8	10	17
Closed	(23)	(15)	(5)
End of period	71	86	91

The distribution of stores among these countries is as follows:

Australia	16
Germany (1)	16
Mexico	11
Gulf States (2)	7
Thailand	6
South Africa	4
Japan	2
Norway	2
Singapore	2
Sweden	2
Turkey	2
Denmark	1
Total	71

(1)	Germany agreement includes Austria and Switzerland
(2)	Gulf States agreement includes Kuwait, Bahrain, Qatar, Oman and the United Arab Emirates

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom and Ireland. In 2015, we expect to begin to leverage the strength in our company-owned stores to expand our international presence with new and existing franchisees as well as company-owned stores.

Results of Operations

2014 Overview

Our 2014 performance demonstrated successful and consistent implementation of key strategies toward our objective to achieve sustained profitability. Our accomplishments included:

●	Increased consolidated comparable store sales of 1.6%, on top of a 5.1% increase in 2013;

●	Improved North American store productivity to $409 per square foot, a 7% increase, on top of a 9% increase in 2013; and

●	Expanded retail gross margin of 450 basis points on top of a 220 point expansion in 2013.

In fiscal 2015, we expect to continue to build on these successes to reach more people, in more places, with more products and do it more profitably through continued improvement of ongoing initiatives and strategic expansion into additive areas including expanding internationally, leveraging e-commerce to target consumers over 12 years old and re-launching an out-bound licensing program.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Fiscal 2014	Fiscal 2013	Fiscal 2012

Revenues:
Net retail sales	98.8%	98.4%	98.3%
Franchise fees	0.6	0.9	0.9
Commercial revenues	0.5	0.6	0.7
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold (1)	54.3	58.8	61.0
Selling, general, and administrative	41.9	42.4	43.4
Goodwill impairment	-	-	8.8
Interest expense (income), net	0.0	(0.1)	0.0
Total costs and expenses	95.9	100.6	112.7
Income (loss) before income taxes	4.1	(0.6)	(12.7)
Income tax expense (benefit)	0.4	(0.0)	0.2
Net income (loss)	3.7	(0.6)	(12.9)
Retail gross margin (%) (2)	45.6%	41.1%	38.9%

(1)	Cost of merchandise sold is expressed as a percentage of net retail sales and commercial revenue.

(2)

Retail gross margin represents net retail sales less cost of retail merchandise sold, which excludes cost of wholesale merchandise sold. Retail gross margin was $176.8 million, $153.5 million and $145.7 million in 2014, 2013 and 2012, respectively. Retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended January 3, 2015 (53 weeks) Compared to Fiscal Year Ended December 28, 2013 (52 weeks)

Total revenues. Net retail sales were $387.7 million for fiscal 2014, compared to $373.2 million for fiscal 2013, an increase of $14.5 million. The components of this increase are as follows:

Fiscal 2014
(dollars in millions)
Impact of store closures	$(16.6)
Increase in comparable store sales	16.4
Increase in non-comparable stores, primarily remodels and relocations	5.1
Increase from new stores	4.7
Change in deferred revenue estimate	1.7
Increase from non-traditional locations, including web sales	1.3
Impact of foreign currency translation	1.9
$14.5

Revenue from international franchise fees was $2.5 million for fiscal 2014 compared to $3.6 million for fiscal 2013. This $1.0 million decrease was the result of having fewer franchise locations open throughout the year. Commercial revenue was $2.1 million for fiscal 2014 compared to $2.3 million for fiscal 2013, a decrease of $0.2 million. This decrease was primarily due to an overall decrease in licensing activity in 2014.

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, was $178.0 million for fiscal 2014 compared to $154.8 million for fiscal 2013, an increase of $23.2 million, or 15.0%. Retail gross margin increased to $176.8 million in fiscal 2014 compared to $153.5 million in fiscal 2013, an increase of $23.4 million, or 15.2%. As a percentage of net retail sales, retail gross margin increased to 45.6% for fiscal 2014 from 41.1% for fiscal 2013, an increase of 450 basis points as a percentage of net retail. This improvement in margin was primarily attributable to 370 points of expansion in merchandise margin and improved efficiencies in the supply chain. The remaining 80 basis points of expansion came from leverage on fixed occupancy expenses driven by improved sales performance, including the impact of the 53rd week, and the deferred revenue adjustment related to our loyalty program.

Selling, general and administrative. Selling, general and administrative expenses were $164.4 million for fiscal 2014 as compared to $160.7 million for fiscal 2013, an increase of $3.7 million, or 2.3%. As a percentage of total revenues, selling, general and administrative expenses were 41.9% for fiscal 2014, compared to 42.4% in fiscal 2013. Fiscal 2014 included $2.2 million in management transition, asset impairment and store closing expenses, compared to $5.3 million in management transition, asset impairment and store closing expenses in fiscal 2013. Excluding these costs in both periods, selling, general and administrative expenses increased 30 basis points to 41.3% of total revenues in fiscal 2014. The increase in dollars was driven by increased performance-based compensation and higher investment in elevated brand marketing.

Interest expense (income), net. Interest expense, net of interest income, was $0.1 million for fiscal 2014 compared to $0.3 million of income for fiscal 2013.

Provision for income taxes. Income tax expense was $1.7 million in fiscal 2014 compared to an income tax benefit of $6,000 in fiscal 2013. The effective rate was 10.4% in 2014 and 0.3% in 2013. The fluctuation in the effective rate was primarily attributable to state and withholding taxes, return-to-provision adjustments, adjustments to tax position reserves and tax expense recorded in foreign jurisdictions, partially offset by the reversal of valuation allowances in the U.S. and foreign jurisdictions. See Note 8 - Income Taxes to our Consolidated Financial Statements for information regarding our valuation allowances and their impact on the effective tax rate in fiscal 2014.

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

Gross margin. Total gross margin, calculated as net retail sales and commercial revenues less cost of merchandise sold, was $154.8 million for fiscal 2013 compared to $147.2 million for fiscal 2012, an increase of $7.6 million, or 5.2%. Retail gross margin increased to $153.5 million in fiscal 2013 compared to $145.7 million in fiscal 2012, an increase of $7.8 million, or 5.4%. As a percentage of net retail sales, retail gross margin increased to 41.1% for fiscal 2013 from 38.9% for fiscal 2012, an increase of 220 basis points. This improvement in margin was primarily attributable to 160 basis points in improved leverage on fixed occupancy costs and a 60 basis point improvement in merchandise margin driven primarily by an increase in average transaction value.

Selling, general and administrative. Selling, general and administrative expenses were $160.7 million for fiscal 2013 as compared to $165.5 million for fiscal 2012, a decrease of $4.8 million, or 2.9%. As a percentage of total revenues, selling, general and administrative expenses were 42.4% for fiscal 2013, compared to 43.4% in fiscal 2012. Fiscal 2013 included $5.3 million in management transition, store closing and asset impairment expenses, compared to $2.7 million in store closing and asset impairment expenses in fiscal 2012. Excluding these costs in both periods, selling, general and administrative expenses improved 170 basis points to 41.0% of total revenues in fiscal 2013. This improvement was driven by reduced store payroll, other store expenses and corporate overhead, partially offset by increases in corporate payroll primarily related to incentive compensation.

Interest expense (income), net. Interest income, net of interest expense, was $0.3 million for fiscal 2013 compared to $3,000 of expense for fiscal 2012.

Provision for income taxes. Income tax benefit was $6,000 in fiscal 2013 compared to expense of $0.9 million in fiscal 2012. The effective rate was 0.3% in 2013 and (1.8)% in 2012. The fluctuation in the effective rate was primarily attributable to benefits resulting from the favorable resolution of tax matters, the expiration of statutes in various jurisdictions, and favorable adjustments from the filing of amended tax returns

Non-GAAP Financial Measures

We use the term “store contribution” throughout this Annual Report on Form 10-K. Store contribution consists of income before income tax expense, interest, general and administrative expense, excluding income from franchise and commercial activities and contribution from our web store, locations not open for the full fiscal year and deferred revenue adjustments. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP). In 2014, management made the decision to refine our definition of store contribution to more accurately present store-level profitability by including all retail locations open for the full year and including depreciation and amortization of store specific assets. Store contribution for 2013 and 2012 and the reconciliations of net loss to store contribution for those years have been changed to be consistent with the current year presentation.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the United Kingdom and Ireland (Europe) and for our consolidated store base (dollars in thousands):

	Fiscal 2014			Fiscal 2013
	North			North
	America	Europe	Total	America	Europe	Total
Net income (loss)	$12,035	$2,327	$14,362	$(1,953)	$(159)	$(2,112)
Income tax expense (benefit)	1,062	600	1,662	241	(247)	(6)
Interest expense (income)	9	44	53	(172)	(87)	(259)
General and administrative expense (1)	48,029	5,288	53,317	47,803	5,146	52,949
Contribution from other retail activities(2)	(5,693)	(1,490)	(7,183)	(4,630)	(207)	(4,837)
Other contribution (3)	(4,281)	67	(4,214)	(5,510)	-	(5,510)
Store contribution	$51,161	$6,836	$57,997	$35,779	$4,446	$40,225

Total revenues from external customers	$310,863	$81,491	$392,354	$304,956	$74,113	$379,069
Revenues from other retail activities (2)	(28,112)	(4,360)	(32,472)	(37,886)	(4,077)	(41,963)
Other revenues from external customers (4)	(4,629)	-	(4,629)	(5,896)	-	(5,896)
Store location net retail sales	$278,122	$77,131	$355,253	$261,174	$70,036	$331,210
Store contribution as a percentage of store location net retail sales	18.4%	8.9%	16.3%	13.7%	6.3%	12.1%
Total net income (loss) as a percentage of total revenues	3.9%	2.9%	3.7%	(0.6)%	(0.2)%	(0.6)%

	Fiscal 2012
	North
	America	Europe	Total
Net loss	$(13,955)	$(35,340)	$(49,295)
Income tax expense (benefit)	(85)	951	866
Interest expense (income)	63	(60)	3
Goodwill impairment (5)	-	33,670	33,670
General and administrative expense (1)	43,975	6,705	50,680
Contribution from other retail activities(2)	(2,755)	(1,017)	(3,772)
Other contribution (3)	(2,487)	-	(2,487)
Store contribution	$24,756	$4,909	$29,665

Total revenues from external customers	$309,141	$71,800	$380,941
Revenues from other retail activities (2)	(25,045)	(4,023)	(29,068)
Other revenues from external customers (4)	(6,388)	-	(6,388)
Store location net retail sales	$277,708	$67,777	$345,485
Store contribution as a percentage of store location net retail sales	8.9%	7.2%	8.6%
Total net loss as a percentage of total revenues	(4.5)%	(49.2)%	(12.9)%

(1)

General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs as well as the depreciation of central office assets as well as the amortization of intellectual property and other assets, store closing and pre-opening expenses. Certain intercompany charges are included in general and administrative expenses in Europe. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, which are included in store contribution.

(2)	Other retail activities are comprised primarily of our web stores, stores not open for the full year and adjustments to deferred revenue.
(3)

Other contribution includes franchising, commercial revenues and intercompany revenues and all expenses attributable to the international franchising and commercial segments, excluding interest expense/income and income tax expense/benefit. Interest expense/income and income tax expense/benefit related to franchising and commercial activities are included in their respective captions.

(4)	Other revenues from external customers are comprised of international franchising and commercial revenues.
(5)	Goodwill impairment represents the write-off of the goodwill associated with the UK reporting unit.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2014				Fiscal 2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenues	$97.9	$76.2	$86.7	$131.5	$104.3	$81.9	$84.8	$108.1
Retail gross margin(1)	42.1	29.4	37.4	67.9	42.7	29.6	33.5	47.7
Net income (loss)	5.0	(4.3)	1.8	11.8	0.0	(6.2)	(1.4)	5.4
Income (loss) per common share:
Basic	0.29	(0.25)	0.10	0.68	0.00	(0.38)	(0.08)	0.31
Diluted	0.29	(0.25)	0.10	0.67	0.00	(0.38)	(0.08)	0.31
Number of stores (end of quarter)	316	313	313	324	333	323	320	323

(1)	Retail gross margin represents net retail sales less cost of retail merchandise sold.

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

As a toy retailer, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot ensure that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2014 fiscal fourth quarter had 14 weeks.

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

Operating Activities. Cash flows provided by operating activities were $34.9 million in fiscal 2014, $19.1 million in fiscal 2013 and $16.5 million in fiscal 2012. Cash flows from operating activities increased in fiscal 2014 as compared to 2013 primarily due to increased store contribution. Cash flows from operating activities increased in fiscal 2013 as compared to 2012 primarily due to increased store contribution partially offset by the timing of inventory receipts and payments and the increase in receivables.

Investing Activities. Cash flows used in investing activities were $11.8 million in fiscal 2014, $19.4 million in fiscal 2013 and $15.1 million in fiscal 2012. Cash used in investing activities in 2014 related primarily to the opening of five new traditional stores and 11 non-traditional stores, the continued installation and upgrades of central office information technology systems and the purchase of short-term investments. Cash used in investing activities in 2013 related primarily to the continued installation and upgrades of central office information technology systems, the remodeling or relocation of 20 stores and the opening of nine new locations. Cash used in investing activities in 2012 related primarily to the continued installation and upgrades of central office information technology systems, the opening of five new stores, the remodeling or relocation of 14 stores, offset by the maturity of short-term investments.

Financing Activities. Financing activities used cash of $1.8 million and $2.9 million in 2014 and 2012, respectively, and provided cash of $0.1 million in 2013. Purchases of our stock in fiscal 2014, 2013 and 2012 used cash of $3.4 million, $0.2 million and $1.3 million, respectively. In fiscal 2014 and 2013, cash provided of $1.6 million and $0.3 million, respectively, resulted from the exercises of employee stock options, net of shares used for withholding tax payments related to vesting of restricted stock. No employee stock options were exercised in fiscal 2012; shares used for withholding tax payments related to vesting of restricted stock used $1.6 million in fiscal 2012.

Capital Resources. As of January 3, 2015, we had a cash balance of $65.4 million, more than half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of up to $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2016 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 3, 2015: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement. Giving effect to this standby letter of credit, there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2015, we expect to spend approximately $20 million to $25 million on capital expenditures. Capital spending in fiscal 2014 totaled $11 million, primarily to support the refresh and repositioning of stores and investment in infrastructure.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million (the “2008 Share Repurchase Program”). Following a series of annual extensions, on February 25, 2015, we announced the termination of the 2008 Share Repurchase Program and adopted a new repurchase program (the “2015 Share Repurchase Program”) which authorizes us to repurchase up to $10 million of our common stock until March 31, 2016, subject to further extension by the Board. As of February 25, 2015, under the 2008 Share Repurchase Program, we had repurchased approximately 6,245,000 shares at an average price of $7.40 per share for an aggregate amount of $46.2 million, leaving $3.8 million of availability under the program unused. Under the 2015 Share Repurchase Program, we currently intend to purchase up to $10 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding has been, and is expected to be, cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The 2015 Share Repurchase Program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the 2015 Share Repurchase Program will be subsequently retired. As of March 13, 2015, we had repurchased approximately 50,000 shares at an average price of $19.98 per share for an aggregate amount of $1.0 million, leaving $9.0 million of availability under the 2015 Share Repurchase program.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2016.

Off-Balance Sheet Arrangements

None

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory. The future minimum payments for these obligations as of January 3, 2015 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of January 3, 2015
	Total	2015	2016	2017	2018	2019	Beyond
	(In thousands)
Operating lease obligations	$176,117	$39,853	$30,353	$23,122	$17,656	$15,190	$50,020
Purchase obligations	34,786	34,786	-	-	-	-	-
Total	$210,903	$74,562	$30,353	$23,122	$17,656	$15,190	$50,020

Our total liability for uncertain tax positions under the Financial Accounting Standards Board Accounting Standards Codification (ASC) section 740-10-25 was $0.7 million as of January 3, 2015.  During the next fiscal year, it is reasonably possible that the unrecognized tax benefits will be reduced by $0.5 million either because the positions are sustained on audit or expiration of the statute of limitations.  At this time, we do not expect a significant payment related to these obligations within the next year.  See Note 8 - Income Taxes to the Consolidated Financial Statements for additional information.

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

Long-Lived Assets

In accordance with ASC section 360-10-35 we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference, and is included in cost of merchandise sold as a component of net income (loss) before income taxes in the Retail segment. Fair value is calculated as the present value of estimated future cash flows for each asset group. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the asset group, future growth rate and discount rate.

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

Additionally, we consider a more likely than not assessment that an individual location will close prior to the end of its lease term as a triggering event to review the store asset group for recoverability. These assessments are reviewed on a quarterly basis. Asset impairment charges resulting from this assessment are included in selling, general and administrative expenses as a component of income (loss) before income taxes in the Retail segment. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination fees, severance and other charges. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. The assumptions used in future calculations of fair value may change significantly which could result in further impairment charges in future periods.

Revenue Recognition

Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Merchandise returns have not been significant. Revenues from gift cards are recognized at the time of redemption. Unredeemed gift cards are included in current liabilities on the consolidated balance sheets.

We have a customer loyalty program, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar spent. Points accumulate and expire after 12 months of inactivity. In North America, guests receive a coupon for free merchandise after reaching 50 points and a $10 reward certificate for every 100 points earned in a 12 month period. In the UK, guests receive a £5 certificate for every 50 points they earn. An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.

We assess the adequacy of the deferred revenue liability based upon our review of point conversion and award redemption patterns at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2014, the deferred revenue liability was adjusted downward by $1.3 million.

Based on this assessment at the end of fiscal 2013 and 2012, the deferred revenue liability was adjusted downward by $0.1 million and $0.5 million, respectively, with a corresponding increase to net retail sales.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected conversion and redemption rates. In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical increase of 100 bps in the conversion and redemption rates. Based on the analysis performed as of January 3, 2015, the change in our assumptions would have resulted in a $0.2 million increase in net retail sales.

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We are required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use significant judgment to determine whether to record a deferred tax asset valuation allowance for part or all of a deferred tax asset. We also consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets. The need for a valuation allowance is assessed by tax jurisdiction. We consider the reversals of existing taxable temporary differences as well as projections of future taxable income. We consider the future reversals of existing taxable temporary differences to the extent they were of the same character as the temporary differences giving rise to the deferred tax assets. We also consider whether the future reversals of existing taxable temporary differences will occur in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets.

We have deferred tax assets in the UK and Canada on which we no longer have recorded a valuation allowance. The realization of these deferred tax assets is dependent upon the recognition of future jurisdictional income. Based on the recent historical results, including three years of cumulative income generated in the UK and tax planning strategies that will be implemented in Canada, the Company determined it was more likely than not that the deferred tax assets would be realized. As of January 3, 2015, we performed an analysis of all available evidence and continue to maintain a valuation allowance on most of our domestic deferred tax assets.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Under the Income Taxes topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the Company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of January 3, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings during fiscal 2014. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief President Bear and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 3, 2015, the end of the period covered by this Quarterly Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief President Bear and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2015.  Our management, with the participation of our Chief Executive Officer and Chief President Bear and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 3, 2015 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2014 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company’s) internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Build-A-Bear Workshop, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015, and our report dated March 19, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 19, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “Directors”, “The Board of Directors and its Committees”, “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 14, 2015 is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 51, was appointed to the Board of Directors on June 3, 2013 in connection with her employment as Chief Executive Officer and Chief President Bear of the Company after being recommended to our Board by a third-party search firm. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine World Wide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Gina Collins, 42, joined Build-A-Bear Workshop in January 2014 as Chief Marketing Officer and Brand Bear.  Prior to joining the Company, Ms. Collins was at The Coca-Cola Company from December 2001 to January 2014 in various senior leadership roles of increasing responsibility, including Area Vice President, North America, Entertainment Marketing from April 2012 to January 2014, Group Director, North America, Strategic Marketing from April 2010 to March 2012, and Global Director, Media and Interactive Marketing Procurement from January 2008 to March 2010.  Before joining The Coca-Cola Company, Ms. Collins was a Principal/Senior Analyst at American Management Systems (CapGemini).

Eric Fencl, 52, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel.  In March 2009, he assumed responsibility for international franchising and human resources. Effective October 2015 he now holds the title of Chief Administrative Officer, General Counsel and Secretary, responsible for legal, real estate and construction.  Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions for Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career in 1984 as an auditor with Arthur Young & Company.

Tina Klocke, 55, has been our Chief Operations Bear since March 2009.  She served as our Chief Financial Bear from November 1997 until September 2014, our Treasurer from April 2000 until September 2014, and our Secretary from February 2004 until November 2013.   Prior to joining the Company, Ms. Klocke was the Controller for Clayton Corporation, a manufacturing company, where she supervised all accounting and finance functions as well as human resources.  Prior to joining Clayton Corporation in 1990, she was the controller for Love Real Estate Company, a diversified investment management and development firm. Ms. Klocke began her career in 1982 with Ernst & Young LLP. In 2014, Ms. Klocke announced her plans to leave the Company in the first half of fiscal 2015.

Jennifer Kretchmar, 41, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear.  Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand Management with the Stride Rite Children’s Group of Wolverine World Wide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®.  Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 40, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine World Wide, Inc., a leading global footwear and apparel company, where since September 2013 he served as the head of finance and operations for its Lifestyle Group which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 he was Vice President–Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 he was Vice President of the Performance + Lifestyle Group.  Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

			(c)
	(a)	(b)	Number of securities remaining available for
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	714,451	$8.14	1,323,925
Total	714,451	$8.14	1,323,925

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Build-A-Bear Workshop, Inc. and subsidiaries at January 3, 2015 and December 28, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Build-A-Bear Workshop, Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 19, 2015

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	January 3,	December 28,
	2015	2013

ASSETS
Current assets:
Cash and cash equivalents	$65,389	$44,665
Inventories	51,939	50,248
Receivables	11,461	14,542
Prepaid expenses and other current assets	15,611	11,547
Deferred tax assets	1,378	81
Total current assets	145,778	121,083

Property and equipment, net	62,766	70,163
Other intangible assets, net	304	518
Other assets, net	3,206	3,847
Total Assets	$212,054	$195,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,107	$34,977
Accrued expenses	24,058	16,380
Gift cards and customer deposits	34,268	33,786
Deferred revenue	2,654	4,687
Deferred tax liability	-	900
Total current liabilities	99,087	90,730

Deferred franchise revenue	945	905
Deferred rent	13,353	19,357
Other liabilities	1,044	229
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at January 3, 2015 and December 28, 2013	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 17,360,635 and 17,386,920 shares, respectively	174	174
Additional paid-in capital	69,362	69,094
Accumulated other comprehensive loss	(8,698)	(7,303)
Retained earnings	36,787	22,425
Total stockholders' equity	97,625	84,390
Total Liabilities and Stockholders' Equity	$212,054	$195,611

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Fiscal Year
	2014	2013	2012

Revenues:
Net retail sales	$387,725	$373,173	$374,553
Franchise fees	2,531	3,564	3,598
Commercial revenue	2,098	2,332	2,790
Total revenues	392,354	379,069	380,941

Costs and expenses:
Cost of merchandise sold	211,832	220,738	230,181
Selling, general and administrative	164,445	160,708	165,516
Goodwill impairment	-	-	33,670
Interest expense (income), net	53	(259)	3
Total costs and expenses	376,330	381,187	429,370

Income (loss) before income taxes	16,024	(2,118)	(48,429)
Income tax expense (benefit)	1,662	(6)	866
Net income (loss)	$14,362	$(2,112)	$(49,295)

Income (loss) per common share:
Basic	$0.82	$(0.13)	$(3.02)
Diluted	$0.81	$(0.13)	$(3.02)

Shares used in computing common per share amounts:
Basic	16,908,001	16,465,138	16,331,672
Diluted	17,133,811	16,465,138	16,331,672

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Fiscal Year
	2014	2013	2012

Net income (loss)	$14,362	$(2,112)	$(49,295)

Foreign currency translation adjustment	(1,395)	380	2,889

Reclass realized gain on liquidation of investment in a foreign entity	-	-	(407)

Other comprehensive (loss) income	(1,395)	380	2,482
Comprehensive income (loss)	$12,967	$(1,732)	$(46,813)

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, December 31, 2011	$174	$65,402	$(10,165)	$73,832	$129,243

Share repurchase	(4)	(1,343)	-	-	(1,347)
Stock-based compensation	-	3,611	-	-	3,611
Shares issued under employee stock plans	1	(1,558)	-	-	(1,557)
Other comprehensive loss	-	-	2,482	-	2,482
Net loss	-	-	-	(49,295)	(49,295)
Balance, December 29, 2012	171	66,112	(7,683)	24,537	83,137

Share repurchase	(0)	(216)	-	-	(216)
Stock-based compensation	-	2,849	-	-	2,849
Shares issued under employee stock plans	3	349	-	-	352
Other comprehensive income	-	-	380	-	380
Net loss	-	-	-	(2,112)	(2,112)

Balance, December 28, 2013	$174	$69,094	$(7,303)	$22,425	$84,390

Share repurchase	(3)	(3,361)	-	-	(3,364)
Stock-based compensation	-	2,051	-	-	2,051
Shares issued under employee stock plans	3	1,578	-	-	1,581
Other comprehensive loss	-	-	(1,395)	-	(1,395)
Net income	-	-	-	14,362	14,362

Balance, January 3, 2015	$174	$69,362	$(8,698)	$36,787	$97,625

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$14,362	$(2,112)	$(49,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,128	19,216	21,422
Stock-based compensation	2,051	2,849	3,611
Deferred taxes	(2,043)	76	109
Provision for doubtful accounts	1,432	1,109	219
Asset impairment	1,107	1,408	4,486
Trade credit utilization	548	498	515
Loss on disposal of property and equipment	120	715	292
Goodwill impairment	-	-	33,670
Losses from investment in affiliate	-	-	475
Change in assets and liabilities:
Inventories	(2,323)	(2,987)	5,298
Receivables	1,411	(5,836)	(1,739)
Prepaid expenses and other assets	(3,745)	2,778	1,263
Accounts payable and accrued expenses	11,131	695	(2,363)
Lease related liabilities	(5,986)	(1,863)	(3,120)
Gift cards and customer deposits	645	2,910	2,445
Deferred revenue	(1,954)	(398)	(746)
Net cash provided by operating activities	34,884	19,058	16,542
Cash flows from investing activities:
Purchases of property and equipment	(10,790)	(19,055)	(16,633)
Purchases of other assets and other intangible assets	(100)	(307)	(635)
Purchases of short term investments	(899)	-	-
Proceeds from sale or maturity of short term investments	-	-	2,647
Investment in unconsolidated affiliate	-	-	(475)
Cash flow used in investing activities	(11,789)	(19,362)	(15,096)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	1,581	348	(1,555)
Purchases of Company's common stock	(3,364)	(216)	(1,347)
Cash flow (used in) provided by financing activities	(1,783)	132	(2,902)
Effect of exchange rates on cash	(588)	(334)	260
Net increase (decrease) in cash and cash equivalents	20,724	(506)	(1,196)
Cash and cash equivalents, beginning of period	44,665	45,171	46,367
Cash and cash equivalents, end of period	$65,389	$44,665	$45,171
Supplemental disclosure of cash flow information:
Net cash paid during the period for income taxes	$1,024	$1,113	$182

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 324 company-owned stores operated primarily in leased locations in malls in the United States, Canada, Puerto Rico, the United Kingdom and Ireland along with its Web sites. Operations in foreign countries where the Company does not have company-owned stores are through franchise agreements.

Reclassifications of prior year amounts related to the presentation of the provision for doubtful accounts in the statement of cash flows have been made to conform to current year presentation which do not impact total net cash provided by operating activities in any period.

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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal years ended January 3, 2015 (fiscal 2014), December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012). Fiscal 2014 included 53 weeks. Fiscal 2013 and 2012 included 52 weeks. References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes supplies of $2.7 million and $2.9 million as of January 3, 2015 and December 28, 2013, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages.

(e)	Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $3.2 million and $1.9 million as of January 3, 2015 and December 28, 2013, respectively.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of the carrying value of the reporting unit to its fair value and a reconciliation to the Company’s total market capitalization, and when appropriate, the carrying value of impaired assets is reduced to fair value. The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates, store growth rates and discount rates, all of which are Level 3 fair value inputs. In 2012, we performed our annual evaluation of our goodwill as of December 29, 2012. As a result of the sustained decline in the market price of our common stock, coupled with the decline in the performance of the UK reporting unit, we determined that the fair value of the reporting unit, estimated using a discounted cash flow analysis and reconciled to our market capitalization, was less than its carrying value. As a result, an impairment charge of $33.7 million was recorded as a component of loss before income taxes in the Retail segment. This represented the entire balance of the Company’s goodwill. There was no goodwill as of January 3, 2015 and December 28, 2013. This does not change our long-term outlook for the UK reporting unit.

(h)	Other Intangible Assets

Other intangible assets consist primarily of initial costs related to trademarks and other intellectual property. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives ranging from one to three years using the straight-line method.

(i)	Other Assets

Other assets consist primarily of deferred leasing fees, deferred costs related to franchise agreements and trade credits. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was $0.2 million, $0.2 million and $0.3 million for 2014, 2013 and 2012, respectively. See Note 6 – Other Non-current Assets for further discussion regarding trade credits.

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

The Company has a customer loyalty program, the Stuff Fur Stuff club, whereby guests enroll in the program and receive one point for every dollar spent and receive awards for various discounts on future purchases after achieving defined point thresholds. Historical patterns for points converting into awards and ultimate award redemption are applied to actual points and awards outstanding at the respective balance sheet date to calculate the liability and corresponding adjustment to net retail sales. In 2014, the Company changed the program to eliminate certain discounts and reduced its liability by $0.5 million with a corresponding increase to net retail sales and a $0.4 million increase to net income.

Management reviews these patterns and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on the assessment at the end of 2014, 2013 and 2012, the deferred revenue liability was adjusted downward by $1.3 million, $0.1 million and $0.5 million, respectively, with corresponding increases to net retail sales. Net income was increased by $1.2 million ($0.07 per diluted share) in 2014 and net loss was decreased by $0.1 million ($0.00 per share) and $0.5 million ($0.03 per share), in 2013 and 2012, respectively.

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

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $25.8 million, $23.7 million and $23.0 million for fiscal years 2014, 2013 and 2012, respectively.

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

(s)	Income (Loss) Per Share

Under the two-class method, basic income (loss) per share is determined by dividing net income or loss allocated to common stockholders by the weighted average number of common shares outstanding during the period. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. Diluted earnings or loss per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

(t)	Stock-Based Compensation

The Company has share-based compensation plans covering the majority of its management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC section 718. The Company recognizes compensation cost for equity awards over the requisite service period for the entire award. See Note 12 – Stock Incentive Plans. For fiscal 2014, 2013 and 2012, selling, general and administrative expense includes $2.1 million, $2.8 million and $3.6 million, respectively, of stock-based compensation expense.

(u)	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss)and foreign currency translation adjustments.

(v)	Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). The current portions of the assets of the Deferred Compensation Plan and the related liabilities of $0.3 million as of January 3, 2015 are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets. The non-current portions of the assets and the related liabilities of $0.5 million as of January 3, 2015 are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets.

(w)	Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, short term investments, accounts payable and accrued expenses, approximates book value at January 3, 2015 and December 28, 2013.

(x)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may change significantly. Significant items subject to such estimates and assumptions include the valuation of long-lived assets, including trade credits and deferred income tax assets and the determination of deferred revenue under the Company’s customer loyalty program.

(y)	Sales Tax Policy

The Company’s revenues in the consolidated statement of operations are net of sales taxes.

(z)	Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the years. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions are recorded as a component of selling, general and administrative expenses. Losses in fiscal 2014 were $1.6 million. Foreign exchange transactional gains and losses were immaterial in 2013 and 2012.

(aa)	Investment in Affiliate

The Company holds a minority interest in Ridemakerz, LLC of approximately 21%, which is accounted for under the equity method. In 2009, the carrying value of this investment was reduced to $-0-. No income or loss allocations, impairments or other charges related to Ridemakerz were recorded in fiscal 2014 or 2013. In 2012, certain investors exercised a put option on 1.25 million shares, requiring an additional investment of $0.5 million, which was immediately impaired and included in selling, general and administrative expenses as a component of net loss before income taxes in the Retail segment. Under the current agreements, the Company could, at its discretion, own up to approximately 28% of fully diluted equity in Ridemakerz. The Company has no further obligations relating to its investment in Ridemakerz.

(bb)	Recent Accounting Pronouncements

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

(3)     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	2014	2013
Prepaid rent	$7,848	$4,608
Short-term investments	1,121	-
Other	6,642	6,939
	$15,611	$11,547

(4)	Property and Equipment

Property and equipment consist of the following (in thousands):

	2014	2013
Land	$2,261	$2,261
Furniture and fixtures	39,391	39,723
Computer hardware	22,720	21,722
Building	14,970	14,970
Leasehold improvements	119,894	124,068
Computer software	43,540	42,276
Construction in progress	5,034	2,655
	247,810	247,675
Less accumulated depreciation	185,044	177,512
	$62,766	$70,163

For 2014, 2013 and 2012, depreciation expense was $17.6 million, $18.6 million and $20.4 million, respectively.

In 2012, the Company made the decision to close a number of stores. The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability. As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.4 million, $1.0 million and $0.9 million were recorded in 2014, 2013 and 2012, respectively, which are included in selling, general and administrative expenses as a component of income (loss) before income taxes in the Retail segment. Any remaining net book value is depreciated over the shortened expected life. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC section 820-10.

The Company reviews the operating performance and forecasts of future performance for the stores in its Retail segment. If as a result of that review, it is determined that any stores would not be able to recover the carrying value of certain store leasehold improvements through expected undiscounted cash flows over the remaining life of the related assets, the carrying value of the assets is reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges are recorded in cost of merchandise sold as a component of income or loss before income taxes in the Retail segment. Impairment charges related to this analysis in 2014 were immaterial. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC section 820-10. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination charges, severance charges and other charges. The Company recorded asset impairment charges of $0.1 million in the fourth quarter of fiscal 2013 and $1.4 million in the fourth quarter of fiscal 2012.

(5)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2014	2013

Trademarks and other intellectual property	$12,517	$12,389
Less accumulated amortization	12,213	11,871
Total, net	$304	$518

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $0.3 million, $0.4 million and $0.7 million in 2014, 2013 and 2012, respectively.

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

The Company evaluated its trade credits to determine if an impairment existed at January 3, 2015. Based on current utilization expectations, the Company determined that the full value of the asset was not recoverable. Accordingly, the carrying value of the trade credits was reduced to fair value, calculated as the expected present value of estimated future utilization. An impairment charge of $0.3 million was recorded in the fiscal 2014 fourth quarter and is included in selling, general and administrative expenses as a component of income (loss) before income taxes in the Commercial segment. The inputs used to determine the fair value of the asset are level 3 fair value inputs as defined by ASC 820-10. As of January 3, 2015 and December 28, 2013, $0.2 million and $0.7 million, respectively was included in prepaid expenses and other current assets and $-0- and $0.4 million, respectively, was included in other assets, net, related to these credits. Impairment charges of $0.3 million and $2.2 million were recorded in the fourth quarter of fiscal 2013 and 2012, respectively.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2014	2013

Accrued wages, bonuses and related expenses	$11,858	$9,745
Sales tax payable	7,694	5,979
Accrued rent and related expenses	3,365	429
Current income taxes payable	1,141	227
	$24,058	$16,380

(8)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2014	2013	2012

Current:
Federal	$-	$-	$-
State	304	(68)	165
Foreign	3,293	6	790
Deferred:
Federal	-	-	-
State	26	56	(928)
Foreign	(1,961)	-	839
Income tax expense (benefit)	$1,662	$(6)	$866

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2014	2013	2012

Income (loss) before income taxes	$16,024	$(2,118)	$(48,429)
Statutory federal income tax rate	34%	34%	34%
Income tax expense (benefit) at statutory federal rate	5,448	(720)	(16,466)
State income taxes, net of federal tax benefit	310	151	124
Permanent difference - Goodwill impairment	-	-	11,448
Valuation allowance	(5,415)	386	4,739
Effect of lower foreign taxes	(372)	497	296
Adjustment for unrecognized tax positions	397	(70)	(23)
Other items, net	1,294	(250)	748
Income tax expense (benefit)	$1,662	$(6)	$866
Effective tax rate	10.4%	0.3%	(1.8)%

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2014	2013

Deferred tax assets:
Deferred revenue	$4,833	$4,516
Accrued rents	1,746	1,682
Net operating loss carryforwards	613	6,462
Intangible assets	1,489	1,639
Deferred compensation	1,019	2,040
Accrued compensation	3,058	283
Carryforward of tax credits	4,250	5,453
Receivable write-offs	1,436	624
Stock compensation	-	179
Inventories	661	414
Other	3,270	1,858
	22,375	25,150
Less: Valuation allowance	15,572	20,987
Total deferred tax assets	6,803	4,163

Deferred tax liabilities:
Depreciation	(1,021)	(184)
Other	(2,975)	(3,106)
Total deferred tax liabilities	(3,996)	(3,290)
Net deferred tax asset	$2,807	$873

As of January 3, 2015, the Company maintained a valuation allowance on its deferred tax assets of $15.6 million. In fiscal 2014, the Company generated significant U.S. income and was approximately break-even on a three-year cumulative pre-tax income (loss) basis in the U.S. The historical losses are considered a significant piece of negative evidence and while management believes these losses are not an indication of continuing operations, ASC 740 requires that objective historical evidence be given more weight than subjective evidence, such as forecasts of future income. While the current year income results are considered positive evidence, the Company does not believe this positive evidence outweighs the recent losses and as such, continues to maintain this valuation allowance. The Company released approximately $4.4 million of U.S. related valuation allowance in fiscal 2014 consistent with the level of income generated.

In addition to this release of valuation allowance in the U.S., in fiscal 2014, the Company recorded an income tax benefit of $1.1 million due to reductions in valuation allowances in foreign jurisdictions, primarily the UK and Canada. The Company reduced the valuation allowance in the UK and Canada because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in our assessment of the realizability of the deferred tax assets included: 1) the generation of positive cumulative income in the respective UK legal entities for the three-year period ending with fiscal 2014, and 2) the implementation of tax planning strategies that would reduce certain management and royalty fees for Canada and generate increased future income in Canada. The negative evidence considered included historical losses in certain prior years; however, the positive evidence outweighed this negative evidence.

The fiscal 2013 income tax provision was impacted by the full valuation allowance position in most major jurisdictions.

Included in the deferred tax asset is $4.3 million related to tax credits for which a valuation allowance of $4.3 million has been recorded. The valuation allowance for the tax credits includes amounts for which subsequently recognized tax benefits will be applied directly to contributed capital. The valuation allowance on the U.S. deferred tax assets will continue to fluctuate as a result of temporary differences between the financial reporting and tax basis of the assets and liabilities.

Income taxes and remittance taxes have not been recorded on approximately $11.0 million of undistributed earnings of foreign operations of the Company, because the Company intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

As of January 3, 2015, the Company had total unrecognized tax benefits of $1.0 million compared to $0.7 million as of December 28, 2013.  The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. In fiscal 2014, $0.3 million of interest and penalties were included in the unrecognized tax benefits, compared to $0.1 million in fiscal 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 29, 2012	$185
Lapse of statute	(139)
Audit settlement release	(4)
Addition to reserve	518
Balance as of December 28, 2013	560
Addition to reserve	200
Audit settlement release	(29)
Lapse of statute	(12)
Balance as of January 3, 2015	$719

As of January 3, 2015, approximately $0.7 million of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized. Management estimates that it is reasonably possible that the total amount of uncertain tax benefits could decrease by as much as $0.5 million within the next 12 months.

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, France and Ireland), are as follows (in thousands):

	2014	2013	2012
Domestic	$12,973	$(1,134)	$(11,550)
Foreign	3,051	(984)	(36,879)
Total	$16,024	$(2,118)	$(48,429)

The following tax years remain open in the Company’s major taxing jurisdictions as of January 3, 2015:

United States (Federal)	2011 through 2014
United Kingdom	2008 through 2014
Canada	2011 through 2014
Ireland	2007 through 2014

(9)	Long-Term Debt

As of January 3, 2015, the Company has a bank line of credit that provides borrowing capacity of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of the Company’s ownership interest in foreign subsidiaries. The credit agreement expires on December 31, 2016 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. The Company is also prohibited from repurchasing shares of its common stock unless such purchase would not violate any terms of the credit agreement; the Company may not use proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 3, 2015: (i) the Company was in compliance with these covenants; (ii) there were no borrowings under the line of credit; and (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement. Giving effect to this standby letter of credit, there was approximately $33.9 million available for borrowing under the line of credit.

(10)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations. Total office and retail store base rent expense was $46.7 million, $46.5 million and $48.2 million, and contingent rents were $1.8 million, $1.3 million and $1.2 million for 2014, 2013 and 2012, respectively.

Future minimum lease payments at January 3, 2015, were as follows (in thousands):

2015	$39,776
2016	30,353
2017	23,122
2018	17,656
2019	15,190
Subsequent to 2019	50,020
$176,117

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Except as noted below, management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of January 3, 2015, $3.2 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

(11)	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2014	2013	2012
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$14,362	$(2,112)	$(49,295)
Less: Earnings allocated to participating securities	439	-	-
Net income (loss)	$13,923	$(2,112)	$(49,295)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,908,001	16,465,138	16,331,672
Dilutive effect of share-based awards:	225,810	-	-
Weighted average number of common shares outstanding - dilutive	17,133,811	16,465,138	16,331,672
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.82	$(0.13)	$(3.02)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.81	$(0.13)	$(3.02)

In calculating diluted earnings per share for fiscal 2014, 2013 and 2012, options to purchase 44,144; 1,065,012 and 1,155,239, respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect under provisions of ASC 260-10.

Due to the net loss in fiscal 2013 and 2012, the denominator for diluted earnings per common share is the same as the denominator for basic earnings per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

(12)	Stock Incentive Plans

In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan (the 2002 Plan). In 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (the 2004 Plan)which the Company amended and restated in 2009 and 2014 (collectively, the Plans).

Under the Plans, as amended, from December 29, 2013, up to 1,475,000 shares of common stock, in addition to shares of stock subject to awards outstanding under the 2002 Plan and the 2004 Plan that may lapse, terminate, be forfeited or otherwise expire were reserved and may be granted to employees and nonemployees of the Company. The Plans allow for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. Options granted under the Plans expire no later than 10 years from the date of the grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of all options shall be the fair market value on the date of the grant. The vesting provision of individual awards is at the discretion of the compensation committee of the board of directors and generally ranges from one to four years.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, December 31, 2011	1,210,816	$8.49
Granted	228	8.32
Exercised	—	-
Forfeited	55,805	7.79
Outstanding, December 29, 2012	1,155,239	8.53
Granted	195,512	6.56
Exercised	204,658	5.60
Forfeited	39,931	8.20
Canceled or expired	41,150	9.10
Outstanding, December 28, 2013	1,065,012	8.72
Granted	104,064	9.59
Exercised	351,856	6.64
Forfeited	96,019	21.54
Canceled or expired	6,750	8.78
Outstanding, January 3, 2015	714,451	$8.14	5.3	$8,270

Options Exercisable As Of:
January 3, 2015	443,612	$8.55	5.0	$5,295

The expense recorded related to options granted during fiscal 2014 and 2013 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2014 were: (a) dividend yield of 0%; (b) historical volatility of 65%; (c) risk-free interest rates ranging from 1.7% to 2.1%; and (d) an expected life ranging from 6 to 6.25 years. The grant date fair value of options granted in 2014 was approximately $0.6 million.

The assumptions used in the option pricing model during fiscal 2013 were: (a) dividend yield of 0%; (b) historical volatility of 65%; (c) risk-free interest rate of 1.3%; and (d) an expected life of 6.25 years. The grant date fair value of options granted in 2013 was approximately $0.7 million. The expense recorded related to options granted during fiscal 2012 was immaterial.

The total intrinsic value of options exercised in fiscal 2014 and fiscal 2013 was approximately $1.6 million and $0.4 million, respectively. No options were exercised in 2012. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 1,323,925 and 471,327 at the end of 2014 and 2013, respectively.

(b)	Restricted Stock

Recipients of time-based restricted stock awards have the right to vote and receive dividends as to all unvested shares. The following table is a summary of the balance and activity for the Plans related to unvested restricted stock granted as compensation to employees and directors for the periods presented:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2011	1,438,131	$5.85
Granted	366,270	4.97
Vested	874,852	5.53
Forfeited	69,224	6.03
Outstanding, December 29, 2012	860,325	5.78
Granted	321,664	6.00
Vested	399,405	5.39
Forfeited	62,386	5.78
Outstanding, December 28, 2013	720,198	5.91
Granted	202,274	10.31
Vested	345,577	6.25
Forfeited	157,221	6.21
Outstanding, January 3, 2015	419,674	$7.64

The vesting date fair value of shares that vested in fiscal 2014, 2013 and 2012 was $3.7 million, $2.2 million and $4.6 million, respectively. The aggregate unearned compensation expense related to options and restricted stock was $3.0 million as of January 3, 2015 and is expected to be recognized over a weighted average period of 1.4 years

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2012, 2013 and 2014:

Common
Stock

Shares as of December 31, 2011	17,405,270
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	29,612
Repurchase of shares	(366,700)
Shares as of December 29, 2012	17,068,182
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	346,271
Repurchase of shares	(27,533)
Shares as of December 28, 2013	17,386,920
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	300,705
Repurchase of shares	(326,990)
Shares as of January 3, 2015	17,360,635

(14)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $0.7 million, $1.3 million and $0.9 million, in fiscal 2014, 2013 and 2012, respectively. The total amount due to this related party as of January 3, 2015 and December 28, 2013 was immaterial.

The Company collected $1.2 million, $2.1 million and $2.2 million in 2014, 2013 and 2012, respectively, from its guests on behalf of charitable foundations controlled by a member of the Company’s board of directors and certain executive officers of the Company. Substantially all of the contributions are collected from guests at the point of sale via pin pad prompts or as a portion of the proceeds of specifically identified products. The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns. The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company. The total due to the charitable foundations as of January 3, 2015 and December 28, 2013 was $0.4 million and $0.5 million, respectively.

(15)	Major Vendors

Three vendors, each of whose primary manufacturing facilities are located in China, accounted for approximately 75%, 79% and 80% of inventory purchases in fiscal 2014, 2013 and 2012, respectively.

(16)	Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising, and commercial. The retail segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom and Ireland and other retail delivery operations, including the Company’s web store, temporary stores and non-traditional store locations. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, Australia, Africa, the Middle East and Mexico. The commercial segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a separate reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. Following is a summary of the financial information for the Company’s reporting segments (in thousands):

		International
	Retail	Franchising	Commercial	Total
Fiscal 2014
Net sales to external customers	$387,725	$2,531	$2,098	$392,354
Net income (loss) before income taxes	15,791	(454)	687	16,024
Capital expenditures	10,851	39	-	10,890
Depreciation and amortization	17,981	147	-	18,128
Fiscal 2013
Net sales to external customers	$373,173	$3,564	$2,332	$379,069
Net income (loss) before income taxes	(5,028)	2,018	892	(2,118)
Capital expenditures	19,178	184	-	19,362
Depreciation and amortization	19,016	200	-	19,216
Fiscal 2012
Net sales to external customers	$374,553	$3,598	$2,790	$380,941
Net income (loss) before income taxes	(49,215)	1,993	(1,207)	(48,429)
Capital expenditures	17,116	152	-	17,268
Depreciation and amortization	21,243	179	-	21,422

Total Assets as of:
January 3, 2015	$204,758	$2,312	$4,984	$212,054
December 28, 2013	$186,912	$2,712	$5,987	$195,611

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

	North
	America (1)	Europe (2)	Other (3)	Total
Fiscal 2014
Net sales to external customers	$308,939	$81,848	$1,567	$392,354
Property and equipment, net	56,400	6,366	-	62,766
Fiscal 2013
Net sales to external customers	$302,216	$75,133	$1,720	$379,069
Property and equipment, net	62,152	8,011	-	70,163
Fiscal 2012
Net sales to external customers	$306,049	$72,788	$2,104	$380,941
Property and equipment, net	61,995	9,464	-	71,459

For purposes of this table only:

(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the United Kingdom, Ireland, franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe

(17)	Subsequent Event

On February 25, 2015, the Company announced the termination of the share repurchase program it adopted in 2008 (2008 Share Repurchase Program) and adopted a new repurchase program (2015 Share Repurchase Program) which authorizes the Company to repurchase up to $10 million of its common stock until March 31, 2016, subject to further extension by the Board of Directors. As of February 25, 2015, approximately 6,245,000 shares had been repurchased under the 2008 Share Repurchase Program for an aggregate amount of $46.2 million. Under the 2015 Share Repurchase Program, the Company currently intends to purchase up to $10 million of its common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding has been, and is expected to be, cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The 2015 Share Repurchase Program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the 2015 Share Repurchase Program will be subsequently retired. As of March 13, 2015, there was approximately $9.0 million of availability under the program.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Deductions (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2014	20,987	-	(5,415)	15,572
2013	20,865	122	-	20,987
2012	16,126	4,739	-	20,865

Receivables Allowance for Doubtful Accounts
2014	1,889	1,432	(73)	3,248
2013	1,316	1,109	(536)	1,889
2012	1,800	219	(703)	1,316

(1) Deductions from deferred tax asset valuation allowance represent reserves utilized
(2) Deductions from the receivables allowance for doubtful accounts represent uncollectible accounts written off and recoveries

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

10.3.4*	Form of Restricted Stock Grant Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2006)

10.3.5*	Form of Restricted Stock Grant Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 8, 2008)

10.3.6*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 on our Registration Statement on Form S-8, filed on May 18, 2009)

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

10.3.11*	Third Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 12, 2014)

10.3.12*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on May 12, 2014)

10.4*

Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*

First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.4.2*

Second Amendment dated March 22, 2011 to Employment, Confidentiality and Noncompete Agreement dated May 1, 2004 between Maxine Clark and the Registrant (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 28, 2011)

10.4.3*

Retirement, Separation Agreement and General Release by and between Maxine Clark and Build-A-Bear Workshop, Inc., dated January 28, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 31, 2013)

10.4.4*

Consulting Agreement by and between Maxine Clark and Build-A-Bear Workshop, Inc., dated January 28, 2013 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on January 31, 2013)

10.5*

Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.5.1*

First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.6*

Employment, Confidentiality and Noncompete Agreement dated as of January 10, 2007 between Dave Finnegan and the Registrant (incorporated by reference from Exhibit 10.6 to our Annual Report on Form 10-K for the year ended January 2, 2010)

10.7*

Employment, Confidentiality and Noncompete Agreement dated July 1, 2008 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2008)

10.8*

Employment, Confidentiality and Noncompete Agreement dated December 3, 2012 between Kenneth Wine and the Registrant (incorporated by reference from Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 29, 2012)

10.9*

Employment, Confidentiality and Noncompete Agreement dated December 3, 2012 between Sharon Price John and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2013)

10.10*

Employment, Confidentiality and Noncompete Agreement dated January 20, 2014 between Gina Collins and the Registrant (incorporated by reference from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 28, 2013)

10.11*

Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.11.1*

First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated September 10, 2001 between Teresa Kroll and the Registrant (incorporated by reference from Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.11.2*

Separation Agreement and General Release by and between Teresa Kroll and the Registrant, dated November 11, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed November 12, 2013)

10.12*

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.13

Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.13.1

Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.13.2

Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.13.3

Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.13.4

Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.13.5

Ninth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 30, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012)

10.13.6

Tenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of June 30, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2012)

10.13.7

Eleventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2012)

10.13.8

Twelfth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of February 13, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2013)

10.13.9

Thirteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 30, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 2, 2013)

10.13.10

Fourteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 22, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 23, 2014)

10.13.11

Fifteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 2, 2015 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015)

10.14

Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.15

Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.16

Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.16.1

Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2008)

10.17

Agreement dated July 19, 2001 between the Registrant and Adrienne Weiss Company (incorporated by reference from Exhibit 10.32 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.18

Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.18.1

Third Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.1 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.18.2

Fourth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.2 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.19

Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.20

Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.21*	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

10.22*

Employment, Confidentiality and Noncompete Agreement dated September 15, 2014 between Vojin Todorovic and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on September 15, 2014)

10.23*

Separation Agreement and General Release by and between Tina Klocke and the Registrant dated September 15, 2014 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on September 15, 2014)

10.24*

 Separation Agreement and General Release by and between Kenneth Wine and the Registrant dated October 10, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 14, 2014)

10.25*

 Employment, Confidentiality and Noncompete Agreement dated August 12, 2014 between Jennifer Kretchmar and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2014)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 11 of the Registrant’s audited consolidated financial statements included herein)

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to our Annual Report on Form 10-K, for the year ended December 29, 2012

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

* Management contract or compensatory plan or arrangement

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 19, 2015	By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended January 3, 2015 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala	Non-Executive Chairman	March 19, 2015
Mary Lou Fiala

/s/ Maxine Clark	Director	March 19, 2015
Maxine Clark

/s/ James M. Gould	Director	March 19, 2015
James M. Gould

/s/ Braden Leonard	Director	March 19, 2015
Braden Leonard

/s/ Coleman Peterson	Director	March 19, 2015
Coleman Peterson

/s/ Michael Shaffer	Director	March 19, 2015
Michael Shaffer

/s/ Sharon John	Director and Chief Executive Officer and Chief President Bear	March 19, 2015
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	March 19, 2015
Voin Todorovic	(Principal Financial and Accounting Officer)