Form 10-Q
period 2015-04-04
BUILD A BEAR WORKSHOP INC
filed 2015-05-14
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2015

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

As of May 7, 2015, there were 17,199,310 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	April 4,	January 3,	March 29,
	2015	2015	2014
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,679	$65,389	$41,903
Inventories	51,170	51,939	44,059
Receivables	8,182	11,461	10,761
Prepaid expenses and other current assets	13,891	15,611	9,639
Deferred tax assets	1,817	1,378	81
Total current assets	129,739	145,778	106,443

Property and equipment, net of accumulated depreciation of $187,958; $185,044 and $179,350, respectively	59,223	62,766	65,596
Other intangible assets, net	252	304	472
Other assets, net	2,823	3,206	3,641
Total Assets	$192,037	$212,054	$176,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,504	$38,107	$20,384
Accrued expenses	18,666	24,058	11,446
Gift cards and customer deposits	31,982	34,268	29,070
Deferred revenue	2,739	2,654	4,677
Deferred tax liability	-	-	774
Total current liabilities	76,891	99,087	66,351

Deferred franchise revenue	890	945	1,124
Deferred rent	12,660	13,353	18,402
Other liabilities	1,155	1,044	318

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at April 4, 2015, January 3, 2015 and March 29, 2014	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 17,310,853; 17,360,635 and 17,547,477 shares, respectively	173	174	175
Additional paid-in capital	66,356	69,362	69,595
Accumulated other comprehensive loss	(9,697)	(8,698)	(7,263)
Retained earnings	43,609	36,787	27,450
Total stockholders' equity	100,441	97,625	89,957
Total Liabilities and Stockholders' Equity	$192,037	$212,054	$176,152

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 4, 2015	March 29, 2014

Revenues:
Net retail sales	$91,664	$96,840
Franchise fees	551	670
Commercial revenue	1,178	432
Total revenues	93,393	97,942

Costs and expenses:
Cost of merchandise sold - retail	48,792	54,700
Cost of merchandise sold - commercial	360	198
Selling, general and administrative	37,240	37,800
Interest (income) expense, net	(51)	(62)
Total costs and expenses	86,341	92,636

Income before income taxes	7,052	5,306
Income tax expense	230	281
Net income	$6,822	$5,025

Foreign currency translation adjustment	(999)	40
Comprehensive income	$5,823	$5,065

Income per common share:
Basic	$0.41	$0.29
Diluted	$0.40	$0.29

Shares used in computing common per share amounts:
Basic	16,399,397	16,701,723
Diluted	16,671,340	16,910,071

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Thirteen weeks ended
	April 4, 2015	March 29, 2014

Cash flows from operating activities:
Net income	$6,822	$5,025
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,218	4,508
Stock-based compensation	450	604
Deferred taxes	14	-
Store asset impairment	165	120
Provision for doubtful accounts	14	440
Trade credit utilization	72	148
Loss on disposal of property and equipment	3	37
Change in assets and liabilities:
Inventories	405	6,275
Receivables	3,116	3,374
Prepaid expenses and other assets	1,456	1,853
Accounts payable and accrued expenses	(18,049)	(18,329)
Lease related liabilities	(675)	(969)
Gift cards and customer deposits	(1,824)	(4,748)
Deferred revenue	48	202
Net cash used in operating activities	(3,765)	(1,460)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,846)	(1,094)
Purchases of other assets and other intangible assets	(32)	(12)
Net cash used in investing activities	(2,878)	(1,106)
Cash flows from financing activities:
Purchases of Company's common stock	(2,998)	(723)
Proceeds from the exercise of employee stock options, net of withholding tax payments	(458)	622
Net cash used in financing activities	(3,456)	(101)
Effect of exchange rates on cash	(611)	(95)
Net decrease in cash and cash equivalents	(10,710)	(2,762)
Cash and cash equivalents, beginning of period	65,389	44,665
Cash and cash equivalents, end of period	$54,679	$41,903

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of January 3, 2015 was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 3, 2015, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 19, 2015.

Prior year amounts related to cost of merchandise sold have been reclassified to conform to current year presentation, with no impact to net income in any period.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 4,	January 3,	March 29,
	2015	2015	2014
Prepaid rent	$8,283	$7,848	$4,059
Short-term investment	984	1,121	-
Other	4,624	6,642	5,580
	$13,891	$15,611	$9,639

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 4,	January 3,	March 29,
	2015	2015	2014

Accrued wages, bonuses and related expenses	$12,276	$11,858	$7,994
Sales tax payable	2,571	7,694	246
Accrued rent and related expenses	2,603	3,365	3,098
Current income taxes payable	1,216	1,141	108
	$18,666	$24,058	$11,446

4. Stock-based Compensation

The following table is a summary of the balances and activity for the plans related to restricted stock and stock options for the thirteen weeks ended April 4, 2015:

	Restricted
	Stock	Options
Outstanding, January 3, 2015	419,674	714,451
Granted	68,751	60,537
Vested	145,079	—
Exercised	—	115,574
Forfeited	23,517	12,394
Canceled or expired	—	39,200
Outstanding, April 4, 2015	319,829	607,820

For the thirteen weeks ended April 4, 2015 and March 29, 2014, selling, general and administrative expenses include $0.5 million and $0.6 million of stock-based compensation expense, respectively. As of April 4, 2015, there was $4.3 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.9 years.

The total fair value of shares vested during the thirteen weeks ended April 4, 2015 and March 29, 2014 was $3.0 million and $2.1 million, respectively.

5. Income Taxes

In prior years, the Company recorded a valuation allowance on substantially all of its deferred tax assets.  The effective tax rate was 3.3% for the thirteen weeks ended April 4, 2015 compared to 5.3% for the thirteen weeks ended March 29, 2014. While the components of income tax expense were consistent between periods, the change in the effective rate was driven by the increase in pre-tax income. The effective rate was substantially below the statutory rate in both periods primarily due to the reversal of valuation allowances.

6. Income per Share

The Company uses the two-class method to compute basic and diluted income per common share. The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 4, 2015	March 29, 2014

NUMERATOR:
Net income before allocation of earnings to participating securities	$6,822	$5,025
Less: Earnings allocated to participating securities	161	205
Net income after allocation of earnings to participating securities	$6,661	$4,820

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,399,397	16,701,723
Dilutive effect of share-based awards	271,943	208,348
Weighted average number of common shares outstanding - dilutive	16,671,340	16,910,071
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$0.41	$0.29
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.40	$0.29

In calculating diluted earnings per share for the thirteen week periods ended April 4, 2015 and March 29, 2014, options to purchase 60,825 shares and 372,584 shares, respectively, of common stock that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

 7. Comprehensive Income

The difference between comprehensive income and net income results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar. The accumulated other comprehensive loss balance at April 4, 2015, January 3, 2015 and March 29, 2014 is comprised entirely of foreign currency translation. For the thirteen weeks ended April 4, 2015 and March 29, 2014, there were no reclassifications out of accumulated other comprehensive loss.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising and commercial. The retail segment includes the operating activities of company-owned stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Denmark and other retail delivery operations, including the Company’s web stores. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, (outside of the United Kingdom, Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

		International
	Retail	Franchising	Commercial	Total
Thirteen weeks ended April 4, 2015
Net sales to external customers	$91,664	$551	$1,178	$93,393
Income before income taxes	6,104	130	818	7,052
Capital expenditures, net	2,858	20	-	2,878
Depreciation and amortization	4,181	37	-	4,218
Thirteen weeks ended March 29, 2014
Net sales to external customers	$96,840	$670	$432	$97,942
Income (loss) before income taxes	5,215	(137)	228	5,306
Capital expenditures, net	1,097	9	-	1,106
Depreciation and amortization	4,470	38	-	4,508

Total Assets as of:
April 4, 2015	$184,615	$2,510	$4,912	$192,037
March 29, 2014	$166,337	$3,949	$5,866	$176,152

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended April 4, 2015
Net sales to external customers	$76,646	$16,416	$331	$93,393
Property and equipment, net	53,346	5,877	-	59,223
Thirteen weeks ended March 29, 2014
Net sales to external customers	$79,830	$17,751	$361	$97,942
Property and equipment, net	58,011	7,585	-	65,596

For purposes of this table only:

(1) North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2) Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe

(3) Other includes franchise businesses outside of North America and Europe

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of April 4, 2015, $3.3 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

10.  Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard.  As a result of this proposal, ASU 2014-09 would be effective for the Company beginning on January 1, 2018.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The ASU will be effective for the Company beginning January 1, 2017, with early adoption permitted.  The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s financial position or results of operations.

11. Subsequent Event

In the period from April 5, 2015 through May 7, 2015, the Company repurchased approximately 114,000 shares of its common stock for an aggregate amount of $2.0 million, leaving $5.0 million of availability under the Board approved share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by federal securities laws.  Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s annual report on Form 10-K for the year ended January 3, 2015, as filed with the SEC, and the following:

●	general global economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending;
●	customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores;
●	we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion;
●	our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic;
●	we may improperly obtain or be unable to adequately protect customer information in violation of privacy or security laws or customer expectations;
●	we may be unable to generate comparable store sales growth;
●	we may be unable to effectively operate or manage the overall portfolio of our company-owned stores;
●	we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases;
●	we may not be able to operate our international company-owned stores profitably;
●	the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation;
●	our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers;
●	we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team;
●	we are susceptible to disruption in our inventory flow due to our reliance on a few vendors;
●	we may be unable to effectively manage our international franchises or laws relating to those franchises may change;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property;
●	we are subject to risks associated with technology and digital operations;
●	we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise;
●	we may be unable to operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly;
●	high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability;
●	our plans to leverage the Build-A-Bear brand to drive strategic expansion may not be successful;
●	our market share could be adversely affected by a significant, or increased, number of competitors;
●	we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations;
●	poor global economic conditions could have a material adverse effect on our liquidity and capital resources;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; and
●

we may be unable to repurchase shares of our common stock at the times or in the amounts we currently anticipate or the results of the share repurchase program may not be as beneficial as we currently anticipate.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of April 4, 2015, we operated 257 stores in the United States, Canada and Puerto Rico (collectively, North America), 60 stores in the United Kingdom, Ireland and Denmark (collectively, Europe) and had 69 franchised stores operating internationally under the Build-A-Bear Workshop brand.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Retail - Company-owned retail stores located in North America and Europe and two web stores;

•	International Franchising – Other international stores operated under franchise agreements; and

•	Commercial - Transactions with other business partners, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use.

Our financial results in fiscal 2014 demonstrated the impact of the successful and consistent implementation of our key strategies of optimizing real estate, resetting the consumer value equation and rationalizing our expense structure.  Our 2015 plan builds on the progress we made in 2014 and 2013 in implementing these key strategies, with a combination of continuous improvement of these initiatives and strategic expansion into additive opportunities. Specifically, we plan to expand into more places as we continue to improve our real estate model through selective new high-potential openings, a systematic refresh of our store base and strategic international expansion.  We plan to reach more people as we continue to drive core consumer business and strategically expand our business with the over 12 year-old consumer segment. Additionally, we intend to sell more products by developing proprietary product stories along with re-launching an out-bound licensing program.  We expect to do this more profitably as we continue to improve the value engineering of products and implement new systems that facilitate sales growth and increase efficiency.

Selected financial data attributable to each segment for the thirteen weeks ended April 4, 2015 and March 29, 2014 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable store sales as one of the performance measures for our business.  Comparable store sales percentage changes are based on net retail sales, excluding our webstores, and the impact of foreign exchange.  Stores are considered comparable beginning in their thirteenth consecutive full month of operation.  Comparable store sales percentage changes for the first quarter of 2015 are based on net retail sales as compared to the thirteen weeks ended April 5, 2015. The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014

North America	(0.2)%	(1.9)%
Europe	13.3%	(3.2)%
Consolidated	2.0%	(2.2)%

We believe our positive consolidated comparable store sales were led by the performance in areas that were less affected by weather, particularly Europe, as well as our continuing improvement in the overall disciplined management of our business and the elevation of our product and marketing campaigns. In North America, the positive performance prior to Valentine’s Day was more than offset with the impact of adverse weather during the post Valentine’s period and lead-in to Easter. We rebounded in the key Easter week resulting in flat comparable store sales in North America for the quarter.

We expect to improve comparable store sales through the following key initiatives:

●

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

●

Targeting more people: We intend to continuously grow our business with our core three to twelve year-old consumer segment which represents a majority of current revenue. We will focus on initiatives that drive trial and increase repeat visits with an evolved segmentation, product development and marketing strategy. We expect to strategically grow sales to the over twelve year-old consumers with a focus on key categories including gift-giving, affinity and collectibles. The over-twelve consumer segment currently represents approximately 20% of sales and has a tendency to over-index on less price-sensitive gift-able purchases.

●

Developing more products: We intend to continuously improve and extend our efforts to successfully develop high impact product stories coupled with integrated marketing programs that tend to garner higher price points, drive add-on purchases and create play beyond the plush.

●

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

 Stores

Company-owned Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	Thirteen Weeks Ended
	April 4, 2015			March 29, 2014
	North America	Europe	Total	North America	Europe	Total
Beginning of period	265	59	324	263	60	323
Opened	-	1	1	-	-	-
Closed	(8)	-	(8)	(7)	-	(7)
End of period	257	60	317	256	60	316

During 2015, we expect to open stores in high potential destinations such as tourist locations, outlet malls and shop-in-shops. In the second half of 2015, we also expect to begin to systematically refresh our store base with a new design developed to improve productivity and update our brand look. We plan to update stores primarily in conjunction with natural lease events including new store openings, relocations and lease required remodels. We also expect to close select stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

International Franchise Revenue

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise characteristics as our company-owned stores. As of April 4, 2015, we had 11 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 17 countries. The number of traditional international franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Beginning of period	71	86
Opened	-	-
Closed	(2)	(3)
End of period	69	83

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We believe there is a market potential for approximately 300 international stores outside of North America and Europe. In 2015, we expect to begin to leverage the strength in our company-owned stores to expand our international presence with new and existing franchisees as well as company-owned stores.

 Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated.  Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Thirteen weeks ended
	April 4,	March 29,
	2015	2014
Revenues:
Net retail sales	98.1%	98.9%
Franchise fees	0.6	0.7
Commercial revenue	1.3	0.4
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	53.2	56.5
Cost of merchandise sold - commercial (1)	30.6	45.8
Selling, general and administrative	39.9	38.6
Interest expense (income), net	(0.1)	(0.1)
Total costs and expenses	92.4	94.6

Income before income taxes	7.6	5.4
Income tax expense	0.2	0.3
Net income	7.3	5.1

Retail gross margin %	46.8%	43.5%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.

Thirteen weeks ended April 4, 2015 compared to thirteen weeks ended March 29, 2014

Total revenues. Total revenues were $93.4 million for the thirteen weeks ended April 4, 2015 as compared to $97.9 million for the thirteen weeks ended March 29, 2014, a decrease of $4.5 million, or 4.6%. Net retail sales were $91.7 million for the thirteen weeks ended April 4, 2015 as compared to $96.8 million for the thirteen weeks ended March 29, 2014, a decrease of $5.2 million, or 5.3%. The components of this decrease are as follows (dollars in millions):

Change from other retail, including impact of calendar shift and web sales	$(2.9)
Impact of foreign currency translation	(1.9)
Increase in comparable store sales	1.7
Decrease in non-comparable stores, primarily remodels and relocations	(1.3)
Impact from new stores	(0.6)
Impact of store closures	(0.1)
Change in deferred revenue estimate	(0.1)
$(5.2)

We believe our positive consolidated comparable store sales were led by the performance in areas that were less affected by weather, particularly Europe, as well as our continuing improvement in the overall disciplined management of our business and the elevation of our product and marketing campaigns. In North America, the positive performance prior to Valentine’s Day was more than offset with the impact of adverse weather during the post Valentine’s period and lead-in to Easter. We rebounded in the key Easter week resulting in flat comparable store sales in North America for the quarter.

Revenue from international franchise fees was $0.6 million and $0.7 million for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively, the decrease resulting from fewer franchised stores in operation in 2015. Commercial revenue was $1.2 million for the thirteen weeks ended April 4, 2015 compared to $0.4 million for the thirteen weeks ended March 29, 2014, an increase of $0.7 million, resulting from the timing of wholesale sales and reduced licensing activity in 2015.

Retail gross margin. Retail gross margin was $42.9 million for the thirteen weeks ended April 4, 2015 as compared to $42.1 million for the thirteen weeks ended March 29, 2014, an increase of $0.7 million, or 1.7%. As a percentage of net retail sales, retail gross margin was 46.8% for the thirteen weeks ended April 4, 2015 as compared to 43.5% for the thirteen weeks ended March 29, 2014, an increase of 330 basis points as a percentage of net retail sales. Our retail gross margin improvement was primarily driven by improved merchandise margin, supply chain and reduced discounts, partially offset by deleverage of fixed occupancy expenses during the quarter.

Selling, general and administrative. Selling, general and administrative expenses were $37.2 million for the thirteen weeks ended April 4, 2015 as compared to $37.8 million for the thirteen weeks ended March 29, 2014, a decrease of $0.6 million, or 1.5%. As a percentage of total revenues, selling, general and administrative expenses were 39.9% for the thirteen weeks ended April 4, 2015 as compared to 38.6% for the thirteen weeks ended March 29, 2014, an increase of 130 bps. This increase as a percent of total revenue was driven by the impact of currency on the re-measurement of certain balance sheet items, partially offset by the timing of marketing spend between quarters.

Interest expense (income), net. Interest income, net of interest expense, was $51,000 for the thirteen weeks ended April 4, 2015 as compared to $62,000 for the thirteen weeks ended March 29, 2014.

Income tax expense. Income tax expense was $0.2 million for the thirteen weeks ended April 4, 2015 as compared to $0.3 million for the thirteen weeks ended March 29, 2014. The effective tax rate was 3.3% for the thirteen weeks ended April 4, 2015 compared to 5.3% for the thirteen weeks ended March 29, 2014.  While the components of income tax expense remain consistent between periods, the change in the effective rate was driven by the increase in pre-tax income. The effective rate was substantially below the statutory rate in both periods primarily due to the reversal of valuation allowances.

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

As a retailer whose primary business is in the toy category, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. Our European-based stores have historically been more heavily weighted in the fourth quarter as compared to our North American stores. We cannot assure you that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2014 fiscal fourth quarter had 14 weeks.

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

Operating Activities. Cash used in operating activities was $3.8 million for the thirteen weeks ended April 4, 2015 compared with $1.5 million for the thirteen weeks ended March 29, 2014, an increase of $2.3 million. This increase in cash used in operating activities over the year ago period was primarily due to the increase in inventory partially offset by a decrease in gift card redemptions due to the calendar shift and increased store contribution.

Investing Activities. Cash used in investing activities was $2.9 million for the thirteen weeks ended April 4, 2015 as compared to $1.1 million for the thirteen weeks ended March 29, 2014. Cash used in investing activities during the thirteen weeks ended April 4, 2015 and March 29, 2014 primarily relates to upgrades and purchases of central office information technology systems and equipment and store construction and maintenance.

Financing Activities. Cash used in financing activities in the thirteen weeks ended April 4, 2015 was $3.5 million as purchases of our stock used cash of $3.0 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. In the thirteen weeks ended March 29, 2014, financing activities used cash of $0.1 million, as purchases of our stock used cash of $0.7 million, partially offset by $0.6 million provided by exercises of employee stock options, net of shares used for withholding tax payments. No borrowings were made under our line of credit in either the thirteen weeks ended April 4, 2015 or March 29, 2014.

Capital Resources. As of April 4, 2015, we had a consolidated cash balance of $54.7 million, more than half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2016 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of April 4, 2015: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2015, we expect to spend a total of $20 million to $25 million on capital expenditures. Capital spending through the thirteen weeks ended April 4, 2015 totaled $2.9 million, on track with our full year plans. Capital spending in fiscal 2015 is primarily to support the refresh and repositioning of stores and investment in infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2016.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million (the “2008 Share Repurchase Program”). Following a series of annual extensions, on February 25, 2015, we announced the termination of the 2008 Share Repurchase Program and adopted a new repurchase program (the “2015 Share Repurchase Program”) which authorizes us to repurchase up to $10 million of our common stock until March 31, 2016, subject to further extension by the Board. As of February 25, 2015, under the 2008 Share Repurchase Program, we had repurchased approximately 6,245,000 shares at an average price of $7.40 per share for an aggregate amount of $46.2 million, leaving $3.8 million of availability under the program unused. Under the 2015 Share Repurchase Program, we currently intend to purchase up to $10 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding has been, and is expected to be, cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The 2015 Share Repurchase Program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the 2015 Share Repurchase Program will be subsequently retired. As of May 7, 2015, we had repurchased approximately 269,000 shares at an average price of $18.59 per share for an aggregate amount of $5.0 million, leaving $5.0 million of availability under the 2015 Share Repurchase program.

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

We believe application of accounting policies, and the estimates inherently required therein, are reasonable.  These accounting policies and estimates, including those related to long-lived assets, revenue recognition and income taxes, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change.  Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 19, 2015, which includes audited consolidated financial statements for our 2014, 2013 and 2012 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2014 Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. See Note 10 – Recently Issued Accounting Pronouncements to the Condensed Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Qualitative and Quantitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015 as filed with the SEC on March 19, 2015.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief President Bear and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 4, 2015, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015 as filed with the SEC on March 19, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)
Jan. 4, 2015 – Jan. 31, 2015	622	$22.14	—	$3,728,779
Feb. 1, 2015 – Feb. 28, 2015	720	$21.66	—	$10,000,000
Mar. 1, 2015 – Apr. 4, 2015	209,248	$19.71	154,292	$7,002,128
Total	210,590	$19.73	154,292

(1)

Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)

On February 25, 2015, we announced the termination of the share repurchase program that was adopted in 2008 and adopted a new repurchase program (the “2015 Share Repurchase Program”) which authorizes us to repurchase up to $10 million of our common stock until March 31, 2016, subject to further extension by the Board. Under the 2015 Share Repurchase Program, we currently intend to purchase up to $10 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of May 7, 2015, we had approximately $5.0 million of availability under the program.

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

10.1*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 20, 2015)

10.2*

Form of Restricted Stock Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 20, 2015)

10.3*	Amended and Restated Employment, Confidentiality and Noncompete Agreement dated as of April 14, 2015 between Eric Fencl and the Registrant

10.4*	Employment, Confidentiality and Noncompete Agreement dated as of April 15, 2015 between J. Christopher Hurt and the Registrant

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2015

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)