Form 10-Q
period 2015-07-04
BUILD A BEAR WORKSHOP INC
filed 2015-08-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2015

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

As of August 7, 2015, there were 16,941,315 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	July 4,	January 3,	June 28,
	2015	2015	2014
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,813	$65,389	$41,762
Inventories	50,359	51,939	43,463
Receivables	7,693	11,461	9,307
Prepaid expenses and other current assets	14,173	15,611	10,394
Deferred tax assets	1,706	1,378	1,193
Total current assets	115,744	145,778	106,119

Property and equipment, net of accumulated depreciation of $191,103, $185,044 and $181,527, respectively	58,439	62,766	63,185
Other intangible assets, net	382	304	397
Other assets, net	3,019	3,206	3,630
Total Assets	$177,584	$212,054	$173,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,140	$38,107	$25,447
Accrued expenses	13,269	24,058	11,961
Gift cards and customer deposits	29,746	34,268	27,547
Deferred revenue	2,596	2,654	4,243
Deferred tax liability	-	-	856
Total current liabilities	68,751	99,087	70,054

Deferred franchise revenue	836	945	1,064
Deferred rent	11,700	13,353	14,073
Other liabilities	1,113	1,044	602

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 4, 2015, January 3, 2015 and June 28, 2014	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 16,950,205; 17,360,635 and 17,617,182 shares, respectively	170	174	176
Additional paid-in capital	60,536	69,362	70,730
Accumulated other comprehensive loss	(8,503)	(8,698)	(6,515)
Retained earnings	42,981	36,787	23,147
Total stockholders' equity	95,184	97,625	87,538
Total Liabilities and Stockholders' Equity	$177,584	$212,054	$173,331

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Revenues:
Net retail sales	$80,279	$75,351	$171,943	$172,191
Franchise fees	548	487	1,099	1,156
Commercial revenue	187	410	1,364	842
Total revenues	81,014	76,248	174,406	174,189

Costs and expenses:
Cost of merchandise sold - retail	45,378	45,938	94,170	100,638
Cost of merchandise sold - commercial	183	161	542	359
Selling, general and administrative	35,933	34,044	73,173	71,844
Interest expense (income), net	(42)	64	(93)	2
Total costs and expenses	81,452	80,207	167,792	172,843
Income (loss) before income taxes	(438)	(3,959)	6,614	1,346
Income tax expense	190	343	420	624
Net income (loss)	$(628)	$(4,302)	$6,194	$722

Foreign currency translation adjustment	1,194	747	195	788
Comprehensive income (loss)	$566	$(3,555)	$6,389	$1,510

Income (loss) per common share:
Basic	$(0.04)	$(0.25)	$0.36	$0.04
Diluted	$(0.04)	$(0.25)	$0.35	$0.04

Shares used in computing common per share amounts:
Basic	16,861,458	17,024,598	16,917,272	16,863,160
Diluted	16,861,458	17,024,598	17,162,024	17,097,263

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	July 4, 2015	June 28, 2014

Cash flows from operating activities:
Net income	$6,194	$722
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,233	8,977
Stock-based compensation	970	1,187
Deferred taxes	(2)	(1,075)
Impairment of store assets	258	433
Provision for doubtful accounts	14	740
Trade credit utilization	139	119
Loss on disposal of property and equipment	73	43
Change in assets and liabilities:
Inventories	1,681	7,081
Receivables	3,788	4,613
Prepaid expenses and other assets	1,172	1,332
Accounts payable and accrued expenses	(24,458)	(12,649)
Lease related liabilities	(1,653)	(5,325)
Gift cards and customer deposits	(3,891)	(6,340)
Deferred revenue	(142)	(310)
Net cash used in operating activities	(7,624)	(452)
Cash flows from investing activities:
Purchases of property and equipment	(5,842)	(3,149)
Purchases of other assets and other intangible assets	(238)	(22)
Cash used in investing activities	(6,080)	(3,171)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(633)	1,172
Purchases of Company's common stock	(9,164)	(723)
Cash (used in) provided by financing activities	(9,797)	449
Effect of exchange rates on cash	(75)	271
Net (decrease) increase in cash and cash equivalents	(23,576)	(2,903)
Cash and cash equivalents, beginning of period	65,389	44,665
Cash and cash equivalents, end of period	$41,813	$41,762

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

Reclassifications of prior year amounts related to the presentation of cost of merchandise sold in the statement of operations and the provision for doubtful accounts in the statement of cash flows have been made to conform to current year presentation, with no impact to net income (loss) or net cash used in operating activities in any period.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 4,	January 3,	June 28,
	2015	2015	2014
Prepaid rent	$8,432	$7,848	$4,995
Short-term investment	895	1,121	-
Other	4,846	6,642	5,399
	$14,173	$15,611	$10,394

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 4,	January 3,	June 28,
	2015	2015	2014
Accrued wages, bonuses and related expenses	$6,088	$11,858	$6,330
Sales tax payable	2,893	7,694	2,157
Accrued rent and related expenses	3,675	3,365	3,474
Current income taxes payable	613	1,141	-
	$13,269	$24,058	$11,961

4. Stock-based Compensation

The following table is a summary of the balances and activity for restricted stock and stock options for the twenty-six weeks ended July 4, 2015:

	Restricted
	Stock	Options
Outstanding, January 3, 2015	419,674	714,451
Granted	98,926	68,826
Vested	200,302	—
Exercised	—	120,440
Forfeited	33,787	14,594
Canceled or expired	—	39,200
Outstanding, July 4, 2015	284,511	609,043

For the thirteen and twenty-six weeks ended July 4, 2015, selling, general and administrative expense includes $0.5 million and $1.0 million, respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended June 28, 2014, selling, general and administrative expense includes $0.6 million and $1.2 million, respectively, of stock-based compensation expense. As of July 4, 2015, there was $4.2 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 2.0 years.

The total fair value of shares vested during the twenty-six weeks ended July 4, 2015 and June 28, 2014 was $3.9 million and $3.6 million, respectively.

5. Income Taxes

The effective tax rate was (43.4)% and 6.4% for the thirteen and twenty-six weeks ended July 4, 2015, respectively compared to (8.7)% and 46.4% for the thirteen and twenty-six weeks ended June 28, 2014, respectively.  The components of income tax expense in both periods were primarily foreign and state taxes as we currently have a valuation allowance recorded on substantially all domestic deferred tax assets.   As there was a valuation allowance recorded on substantially all domestic deferred tax assets in both periods, income tax expense on domestic income was offset by a reversal of a portion of the existing valuation allowance.  The change in the effective rate was primarily driven by the change in pre-tax results for the respective periods.

6. Income (Loss) per Share

The Company uses the two-class method to compute basic and diluted income (loss) per common share. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$(628)	$(4,302)	$6,194	$722
Less: Earnings allocated to participating securities	-	-	127	25
Net income (loss) after allocation of earnings to participating securities	$(628)	$(4,302)	$6,067	$697

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,861,458	17,024,598	16,917,272	16,863,160
Dilutive effect of share-based awards:	-	-	244,752	234,103
Weighted average number of common shares outstanding - dilutive	16,861,458	17,024,598	17,162,024	17,097,263
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.04)	$(0.25)	$0.36	$0.04
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.04)	$(0.25)	$0.35	$0.04

In calculating diluted income (loss) per share for the thirteen and twenty-six week periods ended July 4, 2015, options to purchase 609,043 and 69,114 shares, respectively, of common stock that were outstanding at the end of the period were not included in the computation of diluted net income (loss) per share due to their anti-dilutive effect. For the thirteen and twenty-six week periods ended June 28, 2014, the number of options to purchase common shares that were excluded from the calculation was 784,139 and 132,146 shares, respectively.

Due to the net loss for the thirteen week periods ended July 4, 2015 and June 28, 2014, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

7. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.  The accumulated other comprehensive loss balance at July 4, 2015, January 3, 2015 and June 28, 2014 is comprised entirely of foreign currency translation.  For the thirteen and twenty-six weeks ended July 4, 2015 and June 28, 2014, there were no reclassifications out of accumulated other comprehensive loss.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of retail, international franchising and commercial. The retail segment includes the operating activities of company-owned stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Denmark and other retail delivery operations, including the Company’s web stores. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the United Kingdom, Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

		International
	Retail	Franchising	Commercial	Total

Thirteen weeks ended July 4, 2015
Net sales to external customers	$80,279	$548	$187	$81,014
Income (loss) before income taxes	(684)	242	4	(438)
Capital expenditures, net	3,190	12	-	3,202
Depreciation and amortization	3,982	33	-	4,015

Thirteen weeks ended June 28, 2014
Net sales to external customers	$75,351	$487	$410	$76,248
Income (loss) before income taxes	(4,016)	(141)	198	(3,959)
Capital expenditures, net	2,066	-	-	2,066
Depreciation and amortization	4,433	36	-	4,469

Twenty-six weeks ended July 4, 2015
Net sales to external customers	$171,943	$1,099	$1,364	$174,406
Income before income taxes	5,420	372	822	6,614
Capital expenditures, net	6,048	32	-	6,080
Depreciation and amortization	8,163	70	-	8,233

Twenty-six weeks ended June 28, 2014
Net sales to external customers	$172,191	$1,156	$842	$174,189
Income (loss) before income taxes	1,198	(278)	426	1,346
Capital expenditures, net	3,162	9	-	3,171
Depreciation and amortization	8,903	74	-	8,977

Total Assets as of:
July 4, 2015	$170,545	$2,194	$4,845	$177,584
June 28, 2014	$164,982	$2,509	$5,840	$173,331

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 4, 2015
Net sales to external customers	$64,472	$16,213	$329	$81,014
Property and equipment, net	52,604	5,835	-	58,439
Thirteen weeks ended June 28, 2014
Net sales to external customers	$61,503	$14,424	$321	$76,248
Property and equipment, net	55,881	7,304	-	63,185

Twenty-six weeks ended July 4, 2015
Net sales to external customers	$141,119	$32,628	$659	$174,406
Property and equipment, net	52,604	5,835	-	$58,439
Twenty-six weeks ended June 28, 2014
Net sales to external customers	$141,332	$32,175	$682	$174,189
Property and equipment, net	55,881	7,304	-	63,185

For purposes of this table only:

(1) North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2) Europe includes the United Kingdom, Ireland, Denmark (in 2015) and franchise businesses in Europe

(3) Other includes franchise businesses outside of North America and Europe

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of July 4, 2015, $3.5 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

10. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company in the first quarter of fiscal 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued ASU 2015-05, Customer’s,Accounting for Fees Paid in a Cloud Computing Arrangements, which provides guidance to assist entities in determining whether a cloud computing arrangement contains a software license. The ASU states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU will be effective for the Company in the first quarter of fiscal 2016, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

11. Subsequent Event

The Company has a $10 million share repurchase program that was announced in February 2015 (the February 2015 Share Repurchase Program). On July 7, 2015, the Board of Directors of the Company (the Board) left the February 2015 Share Repurchase Program in place and adopted a new repurchase program which authorizes the Company to repurchase up to an additional $10 million of its common stock until March 31, 2016, subject to further extension by the Board. In the period from July 4, 2015 through August 7, 2015, the Company repurchased approximately 5,800 shares of its common stock for an aggregate amount of $91,000, leaving $10.7 million of availability under the Board approved share repurchase programs.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of July 4, 2015, we operated 255 stores in the United States, Canada and Puerto Rico (collectively, North America), 60 stores in the United Kingdom, Ireland and Denmark (collectively, Europe) and had 67 franchised stores operating internationally under the Build-A-Bear Workshop brand.

We operate in three segments; each segment shares the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 4, 2015 and June 28, 2014 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable store sales as one of the performance measures for our business.  Comparable store sales percentage changes are based on net retail sales, excluding our webstores, and the impact of foreign exchange.  Stores are considered comparable beginning in their thirteenth consecutive full month of operation.  Comparable store sales percentage changes for the thirteen and twenty-six weeks ended July 4, 2015 are based on net retail sales as compared to the thirteen and twenty-six weeks ended July 5, 2014. The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
North America	6.5%	(4.0)%	2.7%	(2.8)%
Europe	18.2%	(8.1)%	15.7%	(5.5)%
Consolidated	8.7%	(4.9)%	5.0%	(3.4)%

We believe our positive consolidated comparable store sales for the periods presented are primarily attributable to the following factors:

●

A balanced product assortment that simultaneously and consistently focused on our four key consumer segments supported by elevated marketing programs. We believe this resulted in improvements in key metrics including units per transaction and average unit retail in both North America and Europe for both the thirteen and twenty-six week periods;

●

Improved product development and planning processes that we believe enabled us to better match product supply with consumer demand and allowed us to optimize high impact launches in both North America and Europe in the second quarter of 2015; and

●

Increased traffic in the second quarter of 2015 that we believe was due, in part, to children being out of school for more days as compared to the 2014 period when many schools lengthened the year to make up for earlier school cancellations due to weather factors.

We expect to improve comparable store sales through the following key initiatives:

●

Expanding into more places: We intend to continue to improve our real estate model by strategically evolving our store portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. To this end, we plan to open additional stores in high potential destinations such as tourist locations, outlet malls and shop-in-shops.  We expect to strategically expand our international presence by leveraging the improving strength in our company-owned stores to restructure and extend our international footprint. We expect to expand into new markets through both franchise and company-owned store models.

●

Targeting more people: We intend to have continuous growth in our business with our core three to twelve year-old consumer segment which represents a majority of current revenue. We will focus on initiatives that drive trial and increase repeat visits with an evolved segmentation, product development and marketing strategy. We expect to strategically grow sales to the over twelve year-old consumers with a focus on key categories including gift-giving, affinity and collectibles. The over-twelve consumer segment currently represents approximately 20% of sales and has a tendency to over-index on less price-sensitive gift-able purchases.

●

Developing more products: We intend to make continuous improvements and extend our efforts to successfully develop high impact product stories coupled with integrated marketing programs that tend to garner higher price points, drive add-on purchases and create play beyond the plush. We expect to strategically expand our business by launching an out-bound licensing program to leverage our strong brand equity. This will enable us to extend our brand reach with new offerings in relevant categories with “products beyond the plush”.

●

Driving more profitability: We intend to continue to improve our value engineering initiatives to further optimize product margins while implementing new systems that we expect to facilitate sales growth, increase efficiency and improve long term profitability. We expect to strategically expand our profitability by prioritizing incremental growth initiatives, like those discussed above, that leverage existing infrastructure, are primarily royalty-based, and/or allow for discrete pricing and are therefore comparatively margin-accretive.

Strategy

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	Twenty-six Weeks Ended
	July 4, 2015			June 28, 2014
	North America	Europe	Total	North America	Europe	Total
Beginning of period	265	59	324	263	60	323
Opened	2	1	3	1	-	1
Closed	(12)	-	(12)	(10)	(1)	(11)
End of period	255	60	315	254	59	313

During 2015, we expect to open stores in high potential destinations such as tourist locations, outlet malls and shop-in-shops. In the second half of 2015, we also expect to begin to systematically refresh our store base with our new “Discovery” format developed to improve productivity, optimize space and update our brand look. After completing value-engineering work on the design to move it from concept stage to standard model, we plan to open new stores in the format as well as systematically update our existing store fleet primarily in conjunction with natural lease events. We also expect to close select stores as a normal course of managing our real estate portfolio and ongoing operational planning.

International Franchise Locations

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our company-owned stores. As of July 4, 2015, we had 10 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 16 countries. The number of traditional international franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014
Beginning of period	71	86
Opened	-	2
Closed	(4)	(13)
End of period	67	75

In the 2015 second quarter, one franchise agreement, covering one country with two stores, expired and was not renewed. Additionally, in July 2015, we terminated franchise agreements in two countries; each terminated franchise had two stores in operation at the end of the quarter. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We believe there is a market potential for approximately 300 international stores outside of North America and Europe.

In 2015, our international strategy is to leverage the improving strength in our company-owned stores to restructure and extend our international footprint. Key franchisees have started to apply our successful real estate approach including opening pop-up stores to assess long-term potential and adding shop-in-shops with key partners. As of July 4, 2015, our franchisees were operating eight of these non-traditional locations which are not included in the store count presented above.

 Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014
Revenues:
Net retail sales	99.1%	98.8%	98.6%	98.9%
Franchise fees	0.7	0.6	0.6	0.7
Commercial revenue	0.2	0.5	0.8	0.5
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	56.5	61.0	54.8	58.4
Cost of merchandise sold - commercial (1)	97.9	39.3	39.7	42.6
Selling, general and administrative	44.4	44.6	42.0	41.2
Interest expense (income), net	(0.1)	0.1	(0.1)	0.0
Total costs and expenses	100.5	105.2	96.2	99.2

Income (loss) before income taxes	(0.5)	(5.2)	3.8	0.8
Income tax (benefit) expense	0.2	0.4	0.2	0.4
Net income (loss)	(0.8)	(5.6)	3.6	0.4

Retail Gross Margin %	43.5%	39.0%	45.2%	41.6%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.

Thirteen weeks ended July 4, 2015 compared to thirteen weeks ended June 28, 2014

Total revenues. Total revenues increased to $81.0 million for the thirteen weeks ended July 4, 2015 from $76.2 million for the thirteen weeks ended June 28, 2014, an increase of $4.8 million, or 6.3%. Net retail sales were $80.3 million for the thirteen weeks ended July 4, 2015 as compared to $75.4 million for the thirteen weeks ended June 28, 2014, an increase of $4.9 million, or 6.5%. The components of this increase are as follows:

Thirteen weeks ended
July 4,
2015
(dollars in millions)
Increase in comparable store sales	$5.8
Impact of foreign currency translation	(1.6)
Increase in non-comparable stores, primarily remodels and relocations	1.6
Impact of store closures	(1.0)
Increase from new stores	1.0
Changes from other retail including the imact of calendar shift and e-commerce sales	(0.6)
Change in deferred revenue	(0.3)
$4.9

We believe the increase in comparable store sales for the thirteen weeks ended July 4, 2015 was primarily attributable to the following factors:

●

A balanced product assortment that simultaneously and consistently focused on our four key consumer segments supported by elevated marketing programs. We believe this resulted in improvements in key metrics including units per transaction and average unit retail in both North America and Europe for both the thirteen and twenty-six week periods;

●

Improved product development and planning processes that we believe enabled us to better match product supply with consumer demand and allowed us to optimize high impact launches in both North America and Europe in the second quarter of 2015; and

●

Increased traffic in the second quarter of 2015 that we believe was due, in part, to children being out of school for more days as compared to the 2014 period when many schools lengthened the year to make up for school cancellations due to weather factors.

Revenue from franchise fees was $0.5 million for both the thirteen weeks ended July 4, 2015 and June 28, 2014. Commercial revenue was $0.2 million and $0.4 million for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, primarily resulting from the timing of wholesale sales and a decline in licensing activities.

Retail gross margin. Retail gross margin increased to $34.9 million for the thirteen weeks ended July 4, 2015, compared to $29.4 million for the thirteen weeks ended June 28, 2014, an increase of $5.5 million, or 18.7%. As a percentage of net retail sales, retail gross margin increased to 43.5% for the thirteen weeks ended July 4, 2015 from 39.0% for the thirteen weeks ended June 28, 2014. This 450 basis points as a percentage of net retail sales improvement was primarily driven by a 240 basis point improvement from expansion in merchandise margin and reduction in distribution costs and 210 basis points of improved leverage of fixed occupancy cost.

Selling, general and administrative. Selling, general and administrative expenses were $35.9 million for the thirteen weeks ended July 4, 2015 compared to $34.0 million for the thirteen weeks ended June 28, 2014, an increase of $1.9 million, or 5.5%. As a percentage of total revenues, selling, general and administrative expenses decreased to 44.4% for the thirteen weeks ended July 4, 2015 compared to 44.6% for the thirteen weeks ended June 28, 2014, a decrease of 20 basis points. The dollar increase in the quarter was primarily due to increases in payroll costs, partially offset by decreased management transition costs. As a percent of revenue, this increase was offset by improved leverage on fixed overhead and the favorable impact of currency on the re-measurement of certain balance sheet items. Excluding the management transition costs and the impact of foreign currency remeasurement in both periods, selling, general and administrative expenses as a percent of revenue increased 40 basis points to 44.7%.

Interest expense (income), net. Interest income, net of interest expense was $42,000 for the thirteen weeks ended July 4, 2015. Interest expense, net of interest income, was $64,000 for the thirteen weeks ended June 28, 2014.

Provision for income taxes. Income tax expense was $0.2 million for the thirteen weeks ended July 4, 2015 compared to $0.3 million for the thirteen weeks ended June 28, 2014.  The effective tax rate was (43.4)% for the thirteen weeks ended July 4, 2015 compared to (8.7)% for the thirteen weeks ended June 28, 2014.  This $0.1 million decrease was primarily attributable to a decrease in state tax expense and return-to provision adjustments, partially offset by increased tax expense in foreign jurisdictions.  As there was a valuation allowance recorded on substantially all domestic deferred tax assets in both periods, income tax expense on domestic income was offset by a reversal of a portion of the existing valuation allowance.  The change in the effective rate was primarily driven by the change in pre-tax results for the respective periods.

Twenty-six weeks ended July 4, 2015 compared to twenty-six weeks ended June 28, 2014

Total revenues. Total revenues were $174.4 million for the twenty-six weeks ended July 4, 2015 as compared to $174.2 million for the twenty-six weeks ended June 28, 2014, an increase of $0.2 million, or 0.1%. Net retail sales were $171.9 million for the twenty-six weeks ended July 4, 2015 as compared to $172.2 million for the twenty-six weeks ended June 28, 2014, a decrease of $0.3 million, or 0.1%. The components of this decrease are as follows:

Twenty-six weeks ended
July 4,
2015
(dollars in millions)
Increase in comparable store sales	$7.5
Impact of foreign currency translation	(3.5)
Increase in non-comparable stores, primarily remodels and relocations	3.0
Impact of store closures	(2.8)
Increase from new stores	1.7
Changes from other retail including the imact of calendar shift and e-commerce sales	(5.8)
Change in deferred revenue	(0.4)
$(0.3)

We believe the increase in comparable store sales for the twenty-six weeks ended July 4, 2015 was primarily attributable to the following factors:

●

A balanced product assortment that simultaneously and consistently focused on our four key consumer segments supported by elevated marketing programs. We believe this resulted in improvements in key metrics including units per transaction and average unit retail in both North America and Europe for both the thirteen and twenty-six week periods; and

●

Improved product development and planning processes that we believe enabled us to better match product supply with consumer demand and allowed us to optimize high impact launches in both North America and Europe in the second quarter of 2015 contributing to the overall improvement in comparable store sales in the twenty-six week period.

Revenue from franchise fees was $1.1 million for the twenty-six weeks ended July 4, 2015 compared to $1.2 million for the twenty-six weeks ended July 4, 2015, a decrease of $0.1 million. Commercial revenue was $1.4 million for the twenty-six weeks ended July 4, 2015 compared to $0.8 million for the twenty-six weeks ended June 28, 2014, an increase of $0.5 million, primarily resulting from the timing of wholesale revenue partially offset by a decline in licensing activities.

Retail gross margin. Retail gross margin was $77.8 million for the twenty-six weeks ended July 4, 2015 compared to $71.6 million for the twenty-six weeks ended June 28, 2014, an increase of $6.2 million, or 8.7%. As a percentage of net retail sales, retail gross margin increased to 45.2% for the twenty-six weeks ended July 4, 2015 from 41.6% for the twenty-six weeks ended June 28, 2014. This 360 basis point improvement was primarily driven by a 260 basis point improvement from expansion in merchandise margin and 100 basis points from a reduction in distribution costs and improved leverage on fixed occupancy cost.

Selling, general and administrative. Selling, general and administrative expenses were $73.2 million for the twenty-six weeks ended July 4, 2015 as compared to $71.8 million for the twenty-six weeks ended June 28, 2014, an increase of $1.3 million, or 1.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 42.0% for the twenty-six weeks ended July 4, 2015 as compared to 41.2% for the twenty-six weeks ended June 28, 2014, an increase of 80 basis points. The dollar increase in the quarter was primarily due to increases in payroll costs and the negative impact of currency on the re-measurement of certain balance sheet items, partially offset by the timing of marketing spend between quarters and decreased management transition costs. As a percent of revenue, this increase was offset by improved leverage on fixed overhead. Excluding the management transition costs and the impact of foreign currency remeasurement in both periods, selling, general and administrative expenses as a percent of revenue were 41.1% in both periods.

Interest expense (income), net. Interest income, net of interest expense was $93,000 for the twenty-six weeks ended July 4, 2015. Interest expense, net of interest income, was $2,000 for the twenty-six weeks ended June 28, 2014.

Provision for income taxes. Income tax expense was $0.4 million for the twenty-six weeks ended July 4, 2015 as compared to $0.6 million for the twenty-six weeks ended June 28, 2014.  The effective tax rate was 6.4% for the twenty-six weeks ended July 4, 2015 compared to 46.4% for the twenty-six weeks ended July 4, 2015.  This $0.2 million decrease was primarily attributable to a decrease in state tax expense and return-to provision adjustments, partially offset by increased tax expense in foreign jurisdictions.  As there was a valuation allowance recorded on substantially all domestic deferred tax assets in both periods, income tax expense on domestic income was offset by a reversal of a portion of the existing valuation allowance.  The change in the effective rate was primarily driven by the change in pre-tax results for the respective periods.

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

Operating Activities. Cash used in operating activities was $7.6 million for the twenty-six weeks ended July 4, 2015 compared to cash used in operating activities of $0.5 million for the twenty-six weeks ended June 28, 2014, an increase in cash used of $7.2 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. This increase in cash used in operating activities over the year ago period was primarily due to timing of inventory shipments and payments, partially offset by increased store contribution and the decrease in gift card redemptions due to the calendar shift.

Investing Activities. Cash used in investing activities was $6.1 million for the twenty-six weeks ended July 4, 2015 as compared to $3.2 million for the twenty-six weeks ended June 28, 2014, an increase of $2.9 million. Cash used in investing activities during the twenty-six weeks ended July 4, 2015 and June 28, 2014 primarily related to investments in central office information technology systems and construction costs for new and remodeled stores.

Financing Activities. Cash used in financing activities in the twenty-six weeks ended July 4, 2015 was $9.8 million as purchases of our stock used cash of $9.2 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.6 million. In the twenty-six weeks ended June 28, 2014, financing activities provided cash of $0.4 million, including $1.2 million provided by exercises of employee stock options, net of shares used for withholding tax payments, partially offset by cash used for purchases of our common stock. No borrowings were made under our line of credit in either the twenty-six weeks ended July 4, 2015 or June 28, 2014.

Capital Resources. As of July 4, 2015, we had a consolidated cash balance of $41.8 million, over half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2016 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of July 4, 2015: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; (iii) there was a standby letter of credit of approximately $1.1 million outstanding under the credit agreement; and (iv) there was approximately $33.9 million available for borrowing under the line of credit.

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

In fiscal 2015, we expect to spend a total of $20 million to $25 million on capital expenditures. Capital spending through the twenty-six weeks ended July 4, 2015 totaled $6.1 million, on track with our full year plans. Capital spending in fiscal 2015 is primarily to support the refresh and repositioning of stores and investment in infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million (the “2008 Share Repurchase Program”). Following a series of annual extensions, as of February 25, 2015, under the 2008 Share Repurchase Program, we had repurchased approximately 6,245,000 shares at an average price of $7.40 per share for an aggregate amount of $46.2 million, leaving $3.8 million of availability under the program. On February 25, 2015, we announced the termination of the 2008 Share Repurchase Program and the adoption of a new repurchase program (the “February 2015 Share Repurchase Program”) which authorizes us to repurchase up to $10 million of our common stock until March 31, 2016, subject to further extension by the Board. On July 7, 2015, we announced that our board of directors had left the February 2015 Share Repurchase Program in place and adopted a new repurchase program (the “July 2015 Share Repurchase Program”) (together, the “2015 Share Repurchase Programs”) which authorizes us to repurchase up to an additional $10 million of our common stock until March 31, 2016, subject to further extension by the Board. Under the 2015 Share Repurchase Programs, we currently intend to purchase up to $20 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding has been, and is expected to be, cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The 2015 Share Repurchase Programs do not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the 2015 Share Repurchase Programs will be subsequently retired. As of August 7, 2015, we had repurchased approximately 533,000 shares at an average price of $17.39 per share for an aggregate amount of $9.3 million, leaving $10.7 million of availability under the 2015 Share Repurchase Programs.

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

We believe application of accounting policies, and the estimates inherently required therein, are reasonable.  These accounting policies and estimates, including those related to inventory, long-lived assets, revenue recognition and income taxes, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change.  Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. In April 2015, the FASB issued ASU 2014-09, Customer’s,Accounting for Fees Paid in a Cloud Computing Arrangements, which provides guidance to assist entities in determining whether a cloud computing arrangement contains a software license. See Note 10 – Recently Issued Accounting Pronouncements to the Condensed Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015 as filed with the SEC on March 19, 2015.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief President Bear and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 4, 2015, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs (2)
Apr. 5, 2015 – May 2, 2015	6,220	$18.65	5,712	$6,896,457
May 3, 2015 – May 30, 2015	229,452	$16.96	229,321	$3,007,956
May 31, 2015 – Jul. 4, 2015	149,747	$15.80	137,720	$836,094
Total	385,419	$16.53	372,753

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

(2)

On February 25, 2015, we announced the termination of the share repurchase program that was adopted in 2008 and the adoption of the February 2015 Share Repurchase Program which authorizes us to repurchase up to $10 million of our common stock through March 31, 2016, subject to further extension by the Board.  On July 7, 2015, we announced the adoption of the July 2015 Share Repurchase Program which authorizes us to repurchase up to an additional $10 million of our common stock through March 31, 2016 subject to further extension by the Board, giving us authorization to repurchase an aggregate of $20 million of our common stock.  Shares repurchased under these programs will be subsequently retired.

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

Date: August 13, 2015

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear
(on behalf of the registrant and as principal
executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer
(on behalf of the registrant and as principal
financial officer)