Form 10-Q
period 2015-10-03
BUILD A BEAR WORKSHOP INC
filed 2015-11-12
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1954 Innerbelt Business Center Drive
St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 10, 2015, there were 16,385,392, issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	October 3,	January 3,	September 27,
	2015	2015	2014
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,146	$65,389	$40,451
Inventories	55,591	51,939	45,712
Receivables	8,053	11,461	10,144
Prepaid expenses and other current assets	16,651	15,611	12,188
Deferred tax assets	1,669	1,378	998
Total current assets	119,110	145,778	109,493

Property and equipment, net of accumulated depreciation of $183,179; $185,044 and $183,841, respectively	60,090	62,766	61,031
Other intangible assets, net	1,211	304	365
Other assets, net	2,893	3,206	3,976
Total Assets	$183,304	$212,054	$174,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,927	$38,107	$28,369
Accrued expenses	14,197	24,058	13,145
Gift cards and customer deposits	28,048	34,268	25,869
Deferred revenue	2,635	2,654	4,173
Deferred tax liability	-	-	856
Total current liabilities	74,807	99,087	72,412

Deferred franchise revenue	782	945	1,004
Deferred rent	12,327	13,353	13,716
Other liabilities	1,111	1,044	1,367

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at October 3, 2015, January 3, 2015 and September 27, 2014	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 16,871,591; 17,360,635 and 17,383,428 shares, respectively	169	174	174
Additional paid-in capital	59,333	69,362	68,749
Accumulated other comprehensive loss	(9,272)	(8,698)	(7,524)
Retained earnings	44,047	36,787	24,967
Total stockholders' equity	94,277	97,625	86,366
Total Liabilities and Stockholders' Equity	$183,304	$212,054	$174,865

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014

Revenues:
Net retail sales	$84,303	$85,561	$256,246	$257,752
Franchise fees	525	558	1,624	1,716
Commercial revenue	795	542	2,159	1,384
Total revenues	85,623	86,661	260,029	260,852

Costs and expenses:
Cost of merchandise sold - retail	46,117	48,146	140,288	148,785
Cost of merchandise sold - commercial	551	278	1,093	637
Selling, general and administrative	37,643	36,217	110,815	108,062
Interest expense (income), net	(56)	(38)	(148)	(36)
Total costs and expenses	84,255	84,603	252,048	257,448

Income before income taxes	1,368	2,058	7,981	3,404
Income tax expense	301	238	721	862
Net income	$1,067	$1,820	$7,260	$2,542

Foreign currency translation adjustment	(770)	(1,009)	(574)	(221)
Comprehensive income	$297	$811	$6,686	$2,321

Income per common share:
Basic	$0.06	$0.10	$0.42	$0.15
Diluted	$0.06	$0.10	$0.42	$0.14

Shares used in computing common per share amounts:
Basic	16,670,358	16,971,416	16,834,968	16,899,245
Diluted	16,890,722	17,132,206	17,071,591	17,108,910

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	October 3, 2015	September 27, 2014

Cash flows from operating activities:
Net income	$7,260	$2,542
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,262	13,385
Stock-based compensation	1,533	1,619
Deferred taxes	40	(924)
Impairment of store assets	296	433
Provision for doubtful accounts	14	740
Trade credit utilization	185	460
Loss on disposal of property and equipment	199	64
Change in assets and liabilities:
Inventories	(3,877)	4,397
Receivables	3,317	3,615
Prepaid expenses and other assets	(768)	180
Accounts payable and accrued expenses	(16,662)	(8,162)
Lease related liabilities	(1,018)	(5,653)
Gift cards and customer deposits	(5,302)	(7,904)
Deferred revenue	(176)	(407)
Net cash (used in) provided by operating activities	(2,697)	4,385
Cash flows from investing activities:
Purchases of property and equipment	(11,645)	(5,604)
Purchases of other assets and other intangible assets	(1,219)	(77)
Purchases of short term investments	(1,551)	(899)
Proceeds from sale or maturitiy of short term investments	793	-
Cash used in investing activities	(13,622)	(6,580)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(479)	1,253
Purchases of Company's common stock	(11,084)	(3,220)
Net cash used in financing activities	(11,563)	(1,967)
Effect of exchange rates on cash	(361)	(52)
Net decrease in cash and cash equivalents	(28,243)	(4,214)
Cash and cash equivalents, beginning of period	65,389	44,665
Cash and cash equivalents, end of period	$37,146	$40,451

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

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 3,	January 3,	September 27,
	2015	2015	2014
Prepaid rent	$8,328	$7,848	$4,044
Short-term investment	1,512	1,121	899
Other	6,811	6,642	7,245
	$16,651	$15,611	$12,188

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 3,	January 3,	September 27,
	2015	2015	2014

Accrued wages, bonuses and related expenses	$7,376	$11,858	$6,511
Sales tax payable	2,375	7,694	3,149
Accrued rent and related expenses	3,819	3,365	3,294
Current income taxes payable	627	1,141	191
	$14,197	$24,058	$13,145

4. Stock-based Compensation

The following table is a summary of the balances and activity for restricted stock and stock options for the thirty-nine weeks ended October 3, 2015:

	Restricted
	Stock	Options
Outstanding, January 3, 2015	419,679	714,451
Granted	106,278	71,517
Vested	204,741	—
Exercised	—	150,409
Forfeited	42,497	19,954
Canceled or expired	—	39,200
Outstanding, October 3, 2015	278,719	576,405

For the thirteen and thirty-nine weeks ended October 3, 2015, selling, general and administrative expenses includes $0.6 million and $1.5 million, respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended September 27, 2014 selling, general and administrative expenses includes $0.4 million and $1.6 million, respectively, of stock-based compensation expense. As of October 3, 2015, there was $3.7 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.4 years.

The total fair value of shares vested during the thirty-nine weeks ended October 3, 2015 and September 27, 2014 was $4.0 million and $3.6 million, respectively.

5. Income Taxes

The effective tax rate was 22.0% and 9.0% for the thirteen and thirty-nine weeks ended October 3, 2015, respectively compared to 11.6% and 25.3% for the thirteen and thirty-nine weeks ended September 27, 2014, respectively. The components of income tax expense in both periods were primarily foreign and state taxes as we currently have a valuation allowance recorded on substantially all domestic deferred tax assets. As there was a valuation allowance recorded on substantially all domestic deferred tax assets in both periods, income tax expense on domestic income was offset by a reversal of a portion of the existing valuation allowance.  The change in the effective rate was primarily driven by the change in pre-tax results for the respective periods.

6. Net Income per Share

The Company uses the two-class method to compute basic and diluted net income or loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014

NUMERATOR:
Net income before allocation of earnings to participating securities	$1,067	$1,820	$7,260	$2,542
Less: Earnings allocated to participating securities	18	49	140	82
Net income after allocation of earnings to participating securities	$1,049	$1,771	$7,120	$2,460

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,670,358	16,971,416	16,834,968	16,899,245
Dilutive effect of share-based awards	220,364	160,790	236,623	209,665
Weighted average number of common shares outstanding - dilutive	16,890,722	17,132,206	17,071,591	17,108,910
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.06	$0.10	$0.42	$0.15
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.06	$0.10	$0.42	$0.14

For the thirteen and thirty-nine weeks ended October 3, 2015, 68,961options to purchase shares of common stock were excluded from the denominator for diluted loss per common share because of their anti-dilutive effect. For the thirteen and thirty-nine weeks ended September 27, 2014, options to purchase 136,168 shares of common stock were excluded from the denominator for diluted loss per common share because of their anti-dilutive effect.

7. Comprehensive Income

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar.  The accumulated other comprehensive loss balance at October 3, 2015, January 3, 2015 and September 27, 2014 is comprised entirely of foreign currency translation.  For the thirteen and thirty-nine weeks ended October 3, 2015 and September 27, 2014, there were no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

		International
	Retail	Franchising	Commercial	Total
Thirteen weeks ended October 3, 2015
Net sales to external customers	$84,303	$525	$795	$85,623
Income before income taxes	1,120	66	182	1,368
Capital expenditures, net	6,753	25	7	6,785
Depreciation and amortization	3,996	32	1	4,029

Thirteen weeks ended September 27, 2014
Net sales to external customers	$85,561	$558	$542	$86,661
Income before income taxes	1,584	216	258	2,058
Capital expenditures, net	2,494	17	-	2,511
Depreciation and amortization	4,386	36	-	4,422

Thirty-nine weeks ended October 3, 2015
Net sales to external customers	$256,246	$1,624	$2,159	$260,029
Income before income taxes	6,539	439	1,003	7,981
Capital expenditures, net	12,800	57	7	12,864
Depreciation and amortization	12,159	102	1	12,262

Thirty-nine weeks ended September 27, 2014
Net sales to external customers	$257,752	$1,716	$1,384	$260,852
Income (loss) before income taxes	2,782	(62)	684	3,404
Capital expenditures, net	5,655	26	-	5,681
Depreciation and amortization	13,274	111	-	13,385

Total Assets as of:
October 3, 2015	$177,067	$1,472	$4,765	$183,304
September 27, 2014	$166,403	$2,849	$5,613	$174,865

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 3, 2015
Net sales to external customers	$66,202	$19,065	$356	$85,623
Property and equipment, net	53,544	6,546	-	60,090
Thirteen weeks ended September 27, 2014
Net sales to external customers	$68,067	$18,247	$347	$86,661
Property and equipment, net	54,284	6,747	-	61,031

Thirty-nine weeks ended October 3, 2015
Net sales to external customers	$207,321	$51,693	$1,015	$260,029
Property and equipment, net	53,544	6,546	-	60,090
Thirty-nine weeks ended September 27, 2014
Net sales to external customers	$209,400	$50,422	$1,030	$260,852
Property and equipment, net	54,284	6,747	-	61,031

For purposes of this table only:

(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the United Kingdom, Ireland, Denmark (in 2015) and franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations, including an ongoing customs audit in the United Kingdom in which the Company is contesting audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. In 2012, the Company received notification from the customs authority that it intended to make an assessment for unpaid duty, penalties and interest. The assessment was made in 2013. The Company has appealed this determination and continues to believe that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company. However, if one or more of these examinations has an unfavorable resolution, it is possible that the results of operation, liquidity or financial position of the Company could be materially affected in any particular period. Since the date of the notification in the third quarter of fiscal 2012, the Company has been required to pay the disputed duty, pending resolution of the appeal. As of October 3, 2015, $3.6 million had been paid in respect of the disputed duty and is included in receivables in the Retail segment.

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

In April 2015, the Financial Accounting Standards Board issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangements, which provides guidance to assist entities in determining whether a cloud computing arrangement contains a software license. The ASU states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU will be effective for the Company in the first quarter of fiscal 2016, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

11. Subsequent Event

In the period from October 4, 2015 through November 10, 2015, the Company repurchased approximately 485,000 shares of its common stock for an aggregate amount of $7.4 million leaving $1.5 million of availability under the Board approved share repurchase programs.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of October 3, 2015, we operated 257 stores in the United States, Canada and Puerto Rico (collectively, North America), 60 stores in the United Kingdom, Ireland and Denmark (collectively, Europe) and had 67 franchised stores operating internationally under the Build-A-Bear Workshop brand.

We operate in three segments; each segment shares the same infrastructure, including management, systems, merchandising and marketing, and generates revenues as follows:

•	Retail - Company-owned retail stores located in North America and Europe and two web stores;

•	International Franchising – Other international stores operated under franchise agreements; and

•	Commercial - Transactions with other business partners, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use.

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 3, 2015 and September 27, 2014 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

We use comparable store sales as one of the performance measures for our business. Comparable store sales percentage changes are based on net retail sales, excluding our store-commerce sites and seasonal and event-based locations.  Stores are considered comparable beginning in their thirteenth full month of operation. Stores with relocations or remodels that result in a significant change in square footage are excluded from the comparable stores sales calculation until the thirteenth full month of operation after the change. Comparable store sales percentage changes for the thirteen and thirty-nine weeks ended October 3, 2015 are based on net retail sales as compared to the thirteen and thirty-nine weeks ended October 4, 2014. The percentage change in comparable store sales for the periods presented below is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014

North America	0.2%	1.0%	1.9%	(1.6)%
Europe	8.9%	0.0%	13.1%	(3.6)%
Consolidated	2.1%	0.8%	4.0%	(2.0)%

We believe our positive consolidated comparable store sales for the periods presented are primarily attributable to the following factors:

●

A balanced product assortment that simultaneously and consistently focused on our four key consumer segments supported by elevated marketing programs. We believe this drove improvements in key metrics including dollars and units per transaction in both North America and Europe for both the thirteen and thirty-nine week periods which contributed to growth in our comparable store sales; and

●

We believe that comparable store sales for the thirty-nine weeks benefitted from increased traffic in the second quarter of 2015 that we believe was due, in part, to children being out of school for more days as compared to the 2014 period when many schools lengthened the year to make up for earlier school cancellations due to weather factors.

We expect to improve comparable store sales through the following key initiatives:

●

Expanding into more places: We intend to continue to evolve our real estate portfolio to align with market trends while selectively opening new locations and systematically remodeling our store base. To this end, we introduced a new store design, which was developed to increase productivity and update the brand look and are currently operating seven of these stores. We opened five true outlet concept locations and announced the expansion of our ongoing partnership with Macy’s through which we expect to open seven shop-in-shops for the holiday season. We also expect to strategically expand our international presence by leveraging the improving strength in our company-owned stores to restructure and extend our international footprint. In the third quarter, the first Build-A-Bear Workshop location in China opened on Li & Fung’s Shanghai campus in the Explorium, a retail laboratory and exhibition operated by the Fung Group, a Hong Kong-based multinational with international brands and retail operations across China.

●

Targeting more people: We intend to have continuous growth in our business with our core three to twelve year-old consumer segment which represents a majority of current revenue. We will focus on initiatives that drive trial and increase repeat visits with an evolved segmentation, product development and marketing strategy. In the quarter, we successfully reached our older girl segment with the launch of the new proprietary Honey Girls collection, expanded our offering to boys with the initial launch of Star Wars product, and continued to sell Minions, which appealed across all consumer segments. We expect to strategically grow sales to the over twelve year-old consumers with a focus on key categories including gift-giving, affinity and collectibles. The over-twelve consumer segment currently represents approximately 20% of sales and has a tendency to over-index on less price-sensitive gift-able purchases. In the third quarter, we introduced Build-A-Bear Workshop’s Sports Central concept both online and in stores to leverage the licensing relationships that we have with major sports leagues and many major universities.

●

Developing more products: We intend to make continuous improvements and extend our efforts to successfully develop high impact product stories coupled with integrated marketing programs that tend to garner higher price points, drive add-on purchases and create “play beyond the plush.” In conjunction with the launch of our proprietary Honey Girls collection, we introduced music videos which have been viewed online more than 2.5 million times. We expect to strategically expand our business by launching an out-bound licensing program to leverage our strong brand equity. This will enable us to extend our brand reach with new offerings in relevant categories with “products beyond the plush”. To this end, we have entered into an agreement with Spin Master, Inc. to design, market and distribute a complementary toy line that is expected to launch in fall of 2016.

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

Stores

Company-owned:

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	Thirty-nine Weeks Ended
	October 3, 2015			September 27, 2014
	North America	Europe	Total	North America	Europe	Total
Beginning of period	265	59	324	263	60	323
Opened	7	2	9	5	-	5
Closed	(15)	(1)	(16)	(14)	(1)	(15)
End of period	257	60	317	254	59	313

During 2015, we expect to open stores in high potential destinations such as tourist locations, outlet malls and shop-in-shops. In the second half of 2015, we also began to systematically refresh our store base with our new “Discovery” format developed to improve productivity, optimize space and update our brand look. After completing value-engineering work on the design to move it from concept stage to standard model, we plan to open new stores in the format as well as systematically update our existing store fleet primarily in conjunction with natural lease events. We also expect to close select stores as a normal course of managing our real estate portfolio and ongoing operational planning.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our company-owned stores. As of October 3, 2015, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries. The number of traditional international franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	October 3,	September 27,
	2015	2014

Beginning of period	71	86
Opened	4	3
Closed	(8)	(19)
End of period	67	70

In 2015, one franchise agreement expired and was not renewed and two franchise agreements were terminated. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  We believe there is a market potential for approximately 300 international stores outside of North America and Europe.

In 2015, our international strategy is to leverage the improving strength in our company-owned stores to restructure and extend our international footprint. Key franchisees have started to apply our successful real estate approach including opening pop-up stores to assess long-term potential and adding shop-in-shops with key partners. As of October 3, 2015, our franchisees were operating eight of these non-traditional locations which are not included in the store count presented above.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Revenues:
Net retail sales	98.5%	98.7%	98.5	98.8%
Franchise fees	0.6	0.6	0.6	0.7
Commercial revenue	0.9	0.6	0.8	0.5
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	54.7	56.3	54.7	57.7
Cost of merchandise sold - commercial (1)	69.3	51.3	50.6	46.0
Selling, general and administrative	44.0	41.8	42.6	41.4
Interest expense (income), net	(0.1)	(0.0)	(0.1)	(0.0)
Total costs and expenses	98.4	97.6	96.9	98.7

Income before income taxes	1.6	2.4	3.1	1.3
Income tax expense	0.4	0.3	0.3	0.3
Net income	1.2	2.1	2.8	1.0

Retail Gross Margin % (2)	45.3%	43.7%	45.3%	42.3%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.
(2)	Retail gross margin percentage represents net retail sales less cost of merchandise sold – retail and is expressed as a percentage of net retail sales.

Thirteen weeks ended October 3, 2015 compared to thirteen weeks ended September 27, 2014

Revenues

Net retail sales. Net retail sales for the thirteen weeks ended October 3, 2015 were $84.3 million compared to $85.6 million for the thirteen weeks ended September 27, 2014, a decrease of $1.3 million, or 1.5%. The components of this decrease are as follows:

Thirteen weeks ended
October 3, 2015
(dollars in millions)
Increase in comparable store sales	$1.5
Decrease in other retail, including the impact of calendar shift and e-commerce sales	(1.0)
Impact of foreign currency translation	(2.0)
Impact of store closures	(1.6)
Increase from new stores	1.9
Increase in non-comparable stores, primarily remodels and relocations	-
Change in deferred revenue	(0.1)
$(1.3)

We believe the changes in comparable store sales for the thirteen weeks ended October 3, 2015 are primarily attributable to a balanced product assortment that simultaneously and consistently focused on our four key consumer segments supported by elevated marketing programs. We believe this drove improvements in key metrics including dollars and units per transaction in both North America and Europe for both the thirteen weeks ended October 3, 2015 which contributed to growth in our comparable store sales.

Franchise fees and commercial revenue. Revenue from franchise fees was $0.5 million for the thirteen weeks ended October 3, 2015 compared to $0.6 million for the thirteen weeks ended September 27, 2014. The decrease was primarily attributable to a decline in the number of franchise stores in operation during the quarter. Commercial revenue was $0.8 million for the thirteen weeks ended October 3, 2015 compared to $0.5 million for the thirteen weeks ended September 27, 2014. This increase was primarily attributable to an increase in wholesale activities.

Costs and expenses

Retail gross margin. Retail gross margin increased to $38.2 million for the thirteen weeks ended October 3, 2015 from $37.4 million for the thirteen weeks ended September 27, 2014, an increase of $0.8 million, or 2.1%. As a percentage of net retail sales, retail gross margin was 45.3% for the thirteen weeks ended October 3, 2015 compared to 43.7% for the thirteen weeks ended September 27, 2014. This 160 basis points as a percentage of net retail sales (bps) increase was primarily driven by a 100 bps expansion in merchandise margin and 60 bps of improvement from reduced distribution costs and improved leverage of fixed occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $37.6 million for the thirteen weeks ended October 3, 2015 as compared to $36.2 million for the thirteen weeks ended September 27, 2014, an increase of $1.4 million, or 3.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 44.0% for the thirteen weeks ended October 3, 2015 as compared to 41.8% for the thirteen weeks ended September 27, 2014, an increase of 220 bps. The 2015 third quarter included $1.0 million in management transition costs and currency loss, compared to $1.6 million in the 2014 third quarter. Adjusting for these items in both periods, selling, general and administrative expenses as a percent of total revenues for the thirteen weeks ended October 3, 2015 was 42.9%, compared to 39.9% for the thirteen weeks ended September 27, 2014. The majority of the dollar increase reflects investments made in support of long term strategies to position the Company to accelerate sales and earnings growth.

Interest expense (income), net. Interest income, net of interest expense, was $56,000 for the thirteen weeks ended October 3, 2015 as compared to $38,000 for the thirteen weeks ended September 27, 2014.

Provision for income taxes. Income tax expense was $0.3 million for the thirteen weeks ended October 3, 2015 as compared to income tax expense of $0.2 million for the thirteen weeks ended September 27, 2014.  The effective tax rate was 22.0% for the thirteen weeks ended October 3, 2015 compared to 11.6% for the thirteen weeks ended September 27, 2014. This $0.1 million increase was primarily attributable to an increase in state tax expense and by increased tax expense in foreign jurisdictions. As there was a valuation allowance recorded on substantially all domestic deferred tax assets in both periods, income tax expense on domestic income was offset by a reversal of a portion of the existing valuation allowance. The change in the effective tax rate was primarily attributable to the impact of recording withholding taxes, tax expense in foreign jurisdictions, adjustments to uncertain tax position reserves, and state tax expense.

Thirty-nine weeks ended October 3, 2015 compared to thirty-nine weeks ended September 27, 2014

Revenues

Net retail sales. Net retail sales were $256.2 million for the thirty-nine weeks ended October 3, 2015 compared to $257.8 million for the thirty-nine weeks ended September 27, 2014, a decrease of $1.5 million, or 0.6%. The components of this decrease are as follows:

Thirty-nine weeks ended
October 3, 2015
(dollars in millions)

Increase in comparable store sales	$9.0
Decrease in other retail, including the impact of calendar shift and e-commerce sales	(6.8)
Impact of foreign currency translation	(5.5)
Impact of store closures	(4.4)
Increase from new stores	3.7
Increase in non-comparable stores, primarily remodels and relocations	3.0
Change in deferred revenue	(0.5)
$(1.5)

We believe the changes in comparable store sales for the thirty-nine weeks ended October 3, 2015 are primarily attributable to the following factors:

●

A balanced product assortment that simultaneously and consistently focused on our four key consumer segments supported by elevated marketing programs. We believe this drove improvements in key metrics including dollars and units per transaction in both North America and Europe for both the thirty-nine week period which contributed to growth in our comparable store sales; and

●

We believe that comparable store sales for the thirty-nine weeks benefitted from increased traffic in the second quarter of 2015 that we believe was due, in part, to children being out of school for more days as compared to the 2014 period when many schools lengthened the year to make up for earlier school cancellations due to weather factors.

Franchise fees and commercial revenue. Revenue from franchise fees was $1.6 million for the thirty-nine weeks ended October 3, 2015 compared to $1.7 million for the thirty-nine weeks ended September 27, 2014 a decrease of $0.1 million, primarily attributable to a decline in the number of franchise stores in operation in 2015. Commercial revenue was $2.2 million for the thirty-nine weeks ended October 3, 2015 compared to $1.4 million for the thirty-nine weeks ended September 27, 2014, an increase of $0.8 million. This increase was primarily attributable to an increase in wholesale activities.

Cost and expenses

Retail gross margin. Retail gross margin increased to $116.0 million for the thirty-nine weeks ended October 3, 2015 from $109.0 million for the thirty-nine weeks ended September 27, 2014, an increase of $7.0 million, or 6.4%. As a percentage of net retail sales, retail gross margin increased to 45.3% for the thirty-nine weeks ended October 3, 2015 from 42.3% for the thirty-nine weeks ended September 27, 2014. This 300 bps increase was primarily driven by a 200 bps expansion in merchandise margin, 50 bps of improvement in distribution costs and 50 bps of improved leverage of fixed occupancy costs.

 Selling, general and administrative. Selling, general and administrative expenses were $110.8 million for the thirty-nine weeks ended October 3, 2015 compared to $108.1 million for the thirty-nine weeks ended September 27, 2014, an increase of $2.8 million, or 2.5%. As a percentage of total revenues, selling, general and administrative expenses increased to 42.6% for the thirty-nine weeks ended October 3, 2015 as compared to 41.4% for the thirty-nine weeks ended September 27, 2014, an increase of 120 bps. The thirty-nine weeks ended October 3, 2015 included $2.4 million in management transition costs and currency loss, compared to $1.9 million in the thirty-nine weeks ended September 27, 2014. Adjusting for these items in both periods, selling, general and administrative expenses as a percent of total revenues for the thirty-nine weeks ended October 3, 2015 was 41.7%, compared to 40.7% for the thirty-nine weeks ended September 27, 2014.

Interest expense (income), net. Interest income, net of interest expense, was $0.1 million and $36,000 for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively.

Provision for income taxes. Income tax expense was $0.7 million for the thirty-nine weeks ended October 3, 2015 as compared to income tax expense of $0.9 million for the thirty-nine weeks ended September 27, 2014.  The effective tax rate was 9.0% for the thirty-nine weeks ended October 3, 2015 compared to 25.3% for the thirty-nine weeks ended September 27, 2014. This $0.2 million decrease was primarily attributable to a decrease in tax expense in foreign jurisdictions. As there was a valuation allowance recorded on substantially all domestic deferred tax assets in both periods, income tax expense on domestic income was offset by a reversal of a portion of the existing valuation allowance.  The change in the effective rate was primarily driven by the change in domestic pre-tax results for the respective periods.

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

Operating Activities. Cash used in operating activities was $2.7 million for the thirty-nine weeks ended October 3, 2015, compared to cash provided by operating activities of $4.4 million for the thirty-nine weeks ended September 27, 2014, a change of $7.1 million. Generally, changes in cash from operating activities are driven by changes in net income and changes in operating assets and liabilities. This increase in cash used by operating activities over the year ago period was primarily due to the timing of inventory receipts and payments partially offset by improved store contribution.

Investing Activities. Cash used in investing activities was $13.6 million for the thirty-nine weeks ended October 3, 2015 as compared to $6.6 million for the thirty-nine weeks ended September 27, 2014, an increase of $7.0 million. Cash used in investing activities during the thirty-nine weeks ended October 3, 2015 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems, the acquisition of trademarks and other intellectual property and the purchases of short-term investments, net of the proceeds from maturities. Cash used in investing activities during the thirty-nine weeks ended September 27, 2014 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems and purchases of short-term investments.

Financing Activities. Financing activities used cash of $11.6 million in the thirty-nine weeks ended October 3, 2015, as purchases of our common stock used cash of $11.1 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. In the thirty-nine weeks ended September 27, 2014, financing activities used cash of $2.0 million, as purchases of our common stock used cash of $3.2 million partially offset by cash provided from the exercises of employee stock options, net of shares used for withholding tax payments of $1.3 million. No borrowings were made under our line of credit in either the thirty-nine weeks ended October 3, 2015 or September 27, 2014.

Capital Resources. As of October 3, 2015, we had a consolidated cash balance of $37.1 million, over half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2016 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of October 3, 2015: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

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

In fiscal 2015, we expect to spend a total of $20 million to $25 million on capital expenditures. Capital spending through the thirty-nine weeks ended October 3, 2015 totaled $12.9 million, on track with our full year plans. Capital spending in fiscal 2015 is primarily to support the remodeling and opening of stores and investment in infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million (the “2008 Share Repurchase Program”). Following a series of annual extensions, as of February 25, 2015, under the 2008 Share Repurchase Program, we had repurchased approximately 6,245,000 shares at an average price of $7.40 per share for an aggregate amount of $46.2 million, leaving $3.8 million of availability under the program. On February 25, 2015, we announced the termination of the 2008 Share Repurchase Program and the adoption of a new repurchase program (the “February 2015 Share Repurchase Program”) which authorizes us to repurchase up to $10 million of our common stock until March 31, 2016, subject to further extension by our board of directors. On July 7, 2015, we announced that the board had left the February 2015 Share Repurchase Program in place and adopted a new repurchase program (the “July 2015 Share Repurchase Program”) (together, the “2015 Share Repurchase Programs”) which authorizes us to repurchase up to an additional $10 million of our common stock until March 31, 2016, subject to further extension by the board. Under the 2015 Share Repurchase Programs, we currently intend to purchase up to $20 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding has been, and is expected to be, cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The 2015 Share Repurchase Programs do not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the 2015 Share Repurchase Programs will be subsequently retired. As of November 10, 2015, we had repurchased approximately 1,171,000 shares at an average price of $16.73 per share for an aggregate amount of $19.6 million, leaving $1.5 million of availability under the 2015 Share Repurchase Programs.

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

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015 as filed with the SEC on March 19, 2015.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief President Bear and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 3, 2015, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 5, 2015 – Aug. 1, 2015	5,972	$15.67	5,831	$10,744,794
Aug. 2, 2015 – Aug. 29, 2015	5,867	$19.03	4,900	$10,652,447
Aug. 30, 2015 – Oct. 3, 2015	95,386	$18.28	95,002	$8,915,764
Total	107,225	$18.18	105,733

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

Date: November 12, 2015

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)