Form 10-K
period 2016-01-02
BUILD A BEAR WORKSHOP INC
filed 2016-03-17
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-K

 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 2, 2016

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $15.76 for the shares on the New York Stock Exchange on July 2, 2015) was $223,366,732 as of July 4, 2015.

As of March 11, 2016, there were 15,829,725 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 12, 2016 Annual Meeting are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance;

•	our anticipated operating strategies and future strategic expansion initiatives;

•	our future capital expenditures;

•	our anticipated rate of store relocations, openings and closures; and

•	our anticipated costs related to store relocations, openings and closures.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is primarily a specialty retailer offering a “make your own stuffed animal” interactive retail-entertainment experience.  As of January 2, 2016, we operated 329 company-owned retail stores in the United States, Canada, the United Kingdom, Ireland and Denmark, including 269 Build-A-Bear Workshop® stores in the United States and Canada and 60 Build-A-Bear Workshop stores in the United Kingdom, Ireland and Denmark.  In addition, franchisees operated 77 Build-A-Bear Workshop stores in other international locations.

Segments and Geographic Areas

We conduct our operations through three reportable segments consisting of direct-to-consumer (“DTC”), international franchising, and commercial.  Our reportable segments are primarily determined by the types of customers they serve and the types of products and services that they offer.  Each reportable segment may operate in many geographic areas.  Financial information related to our segments and the geographic areas in which we operate is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 15 – Segment Information to the Consolidated Financial Statements for information regarding sales, results of operations and identifiable assets of the Company by business segment and geographic area.

Description of Operations

Currently, we primarily operate specialty retail stores that provide a “make your own stuffed animal” interactive entertainment experience in which our guests visit a variety of stations within a store in order to make and customize a stuffed animal. Our retail concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of consumers by offering a relevant selection of premium products that meet high quality standards and are trend-right. In addition, we sell products through our e-commerce sites. Our store experience appeals to a broad range of age groups and demographics, including children, as well as their parents and grandparents, teens, and adult collector and affinity consumers.  We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our Web sites, our mobile sites and apps as well as traditional and social media. We have relatively balanced seasonality on a quarterly basis and guests visit our stores for multiple reasons including interactive family experiences, birthdays, parties and other milestone occasions and to purchase gifts including the “gift of experience” that comes with a Bear Bucks® gift card. We believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand.

We believe there are opportunities to leverage the strength of the Build-A-Bear brand and generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high quality brand that is emotionally connected with both kids and their parents.

Operating Strategies

Our company has been executing a multi-year turnaround plan since 2013 to improve both consolidated comparable sales and profitability with the goals of achieving sustained profitability. In 2015, we delivered our third consecutive year of consolidated comparable sales growth and improved profitability and believe that we are positioned to evolve our goal to sustained profitable growth. In 2016, as we continue to execute our strategic plan with the key initiatives outlined below that we refer to as our MORE Strategy, we expect to deliver both incremental revenue and profit. The four key areas that we are focused on are:

1.

More places: We plan to continue to diversify, expand and elevate our real estate portfolio while upgrading e-commerce and launching enterprise-selling capabilities. In 2015, we introduced our new “Discovery” store format which was designed to drive overall sales productivity and refresh an aged brand look. We opened eleven Discovery stores in 2015 and have seen double-digit sales growth compared to our heritage stores since the introduction. Through a combination of new stores and remodeled locations, we expect to have 45 to 55 Discovery stores by the end of 2016. We also continued to diversify our stores by opening our first ever value-based outlet concept, increased our shop-in-shop presence and expanded our seasonal pop-up locations. Separately, our international model evolved as we converted a previously franchised store in Denmark at Copenhagen’s Tivoli Gardens tourist attraction to an owned location while our franchisees adopted our successful real estate strategies adding shop-in-shop and seasonal locations in key territories.

2.

More product: Our goal is to increase consumer engagement with our brand with products that offer “play beyond the plush” using multi-media platforms while we also leverage our brand strength by growing outbound licensing. In 2015, we introduced two new intellectual properties, with the Honey Girls collection that targets older girls and our Promise Pets collection that appeals across segments, and also updated the Merry Mission property that was introduced in 2014 with our new Glisten reindeer character. Glisten became our top selling product in the 2015 fourth quarter. Each of these collections was supported with play beyond the plush including related apps, games, music and videos that have garnered over 10 million digital interfaces. Through the end of fiscal 2015, these properties have collectively contributed almost $60 million in revenue and we plan to expand the collections in the future. We also grew our wholesale business and our outbound licensing programs as we secured ten new agreements spanning a variety of consumer categories.

3.

More people: We plan to extend our brand by driving our primary consumer segments while increasing demand for our teen-plus and giftables business. We expect to grow our core consumer segments of young girls, older girls and boys with a balanced offering of licensed and internally developed programs while improving our infrastructure and technology in order to drive sales with improved inventory positions. We also plan to continue to broaden our teen-plus segment by leveraging a compelling assortment of affinity, collectible, entertainment, sports and fashion properties to appeal to this generally less price-sensitive demographic that is more likely to purchase online.

4.

More profitability: We expect to increase our 2016 pretax profit by 15% to 25% over our fiscal 2015 results by the disciplined execution of our stated strategies including those initiatives detailed above as well as our on-going efforts in process improvement, system upgrades, value engineering and strategic pricing to enhance merchandise margins.

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

Our stuffed animal skins and clothing are produced from high quality man-made materials or natural fibers, and the stuffing is made of a high-grade polyester fiber. We believe all of our products in our stores and on our e-commerce sites meet Consumer Product Safety Commission (CPSC) requirements including the Consumer Product Safety Improvement Act (CPSIA) for Children’s Products. We also comply with American Society for Testing and Materials (ASTM-F963), European Toy Safety Standards (EN71), China National Toy Standards (GB6675/GB5296.5), China Compulsory Certification (CCC) and Canadian Consumer Product Safety Act Toys Regulation (CCPSA). Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate to our guests the age grading for the product and any special warnings in accordance with guidelines established by the Consumer Product Safety Commission. We believe that our supplier factories are compliant with the International Council of Toy Industries (ICTI) CARE certification or with other third party social compliance programs. The CARE (Caring, Awareness, Responsible, Ethical) process is the ICTI program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide.  In order to obtain this certification, each factory completed a rigorous evaluation performed by an accredited ICTI agent.

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

 Distribution and Logistics

We own a 350,000 square-foot distribution center near Columbus, Ohio which serves the majority of our stores in the United States and Canada.  We also contract with a third-party warehouse in southern California to service our West Coast stores.  The contract has a one year term and is renewable.  In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2019.  This agreement contains clauses that allow for termination if certain performance criteria are not met.

Transportation from the warehouses to our stores is managed by several third-party logistics providers.  In the United States, Canada and Europe, merchandise is shipped by a variety of distribution methods, depending on the store and seasonal inventory demand.   Shipments from our distribution centers are scheduled throughout the week in order to smooth workflow and stores are grouped together by shipping route to reduce freight costs.  All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once or twice a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs.  Back-up supplies, such as Cub Condo® carrying cases and stuffing for the animals, are often stored in limited amounts at regional pool points.

Employees

As of January 2, 2016, we had approximately 900 full-time and 3,200 part-time employees in the United States, Canada, the United Kingdom, Ireland and Denmark. The number of part-time employees at all locations fluctuates depending on our seasonal needs.  None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Competition

We view the Build-A-Bear Workshop store experience as a distinctive combination of entertainment and retail with limited direct competition.  Because our signature product is a stuffed animal, we compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target and other discount chains.  Since we develop proprietary products, we also compete indirectly with a number of companies that sell stuffed animals in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Applause, Hasbro, Commonwealth, Gund and Vermont Teddy Bear.  Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for family time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues and online entertainment.  Being a mall-based retailer, we also compete with other mall-based retailers for prime mall locations, including various apparel, footwear and specialty retailers.

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth of assortment nor depth of experience or operate as a national or international retail company.

Intellectual Property and Trademarks

We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property. Our patents have expirations ranging from 2016 to 2033.

We have developed licensing and strategic relationships with leading retail and cultural organizations.  We plan to continue to add partnerships with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities.  These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice. Specifically, we have key strategic relationships with select companies in which we feature their brands on products sold in our stores, including Disney®, DreamWorks Animation, Hasbro, and major professional and collegiate sports along with other culturally relevant brands.

Availability of Information

We make certain filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investor Relations section of our corporate Web site, http://ir.buildabear.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the Internet at http://www.sec.gov. Our Annual Reports to shareholders, press releases and investor updates are also available on our Web site, free of charge, in the Investor Relations section or by writing to the Investor Relations department at World Bearquarters, 1954 Innerbelt Business Center Dr., St. Louis, MO 63114.

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

We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our animals, animal apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products including those that are associated with new movie releases could have a negative impact on our business, financial condition and results of operations. Our future success depends, in part, on the popularity and consumer demand for brands of partner companies such as Disney, Marvel, Hasbro and Nickelodeon. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key partner brands, our business would be adversely affected. There can be no certainty that licensed brands will continue to be successful or maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with historical dates impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

Consumer interests change rapidly and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand, drive consumer demand for key products and generate traffic for our stores.

We continue to update and evaluate our marketing initiatives, focusing on building our brand, sharing relevant product news, executing timely promotions and adapting to rapidly changing consumer preferences. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our integrated marketing and advertising programs and future marketing and advertising efforts that we undertake, including our ability to:

•	create greater awareness of our brand, interactive shopping experience and products;
•	convert consumer awareness into store visits and product purchases;
•	identify the most effective and efficient level of marketing spend;
•	select the right geographic areas in which to market;
•	determine the appropriate creative message and media mix for marketing expenditures; and
•	effectively manage marketing costs (including creative and media) to maintain acceptable operating margins and return on marketing investment.

Our planned marketing expenditures may not result in increased total or comparable sales or generate sufficient levels of product and brand awareness which could have a material adverse effect on our financial condition and profitability.

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

Our business involves the storage and transmission of consumers’ personal information, such as personal preferences and credit card information. We invest in industry-standard security technology to protect the Company’s data and business processes against the risk of data security breaches and cyber-attacks. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as enforcement of standard data protection policies such as Payment Card Industry compliance. We measure our data security effectiveness through industry accepted methods and remediate critical findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislation that are costly to implement and may negatively impact our results.

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to us, our employees, and those with whom we do business. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

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

We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our consumer database and Web sites. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our Web sites are designed to be fully compliant with the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our Web sites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features, our security measures may not protect users’ identities and our online safety measures may be questioned which may result in negative publicity or a decrease in visitors to our sites. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability.

If we are unable to increase our total and comparable sales, our results of operations and financial condition could be adversely affected.

Our consolidated comparable sales increased by 1.0% in 2015, 1.7% in 2014 and 4.9% in 2013 following a multi-year decline. We believe the principal factors that will affect comparable sales results include the following:

•	the continuing appeal of our concept;
•	the effectiveness of our marketing efforts to attract new and repeat guests;
•	consumer confidence and general economic conditions;
•	the impact of changes in governmental policies on consumer sentiment and discretionary spending levels;
•	the impact of store closures, relocations and openings in existing markets;
•	our ability to anticipate and to respond, in a timely manner, to consumer trends;
•	the continued introduction and expansion of our merchandise offerings;
•	mall traffic;
•	competition for product offerings including in the online space;

•	the trend of consumers preferring to purchase products from online merchants rather than traditional brick and mortar stores;
•	the impact of updates to our brand appearance and our store design;
•	the timing and frequency of national media appearances and other public relations events; and
•	weather conditions.

As a result of these and other factors, we may not be able to achieve comparable sales growth in the future. If we are unable to do so, our results of operations could be significantly harmed and we may be required to record significant impairment charges.

We may not be able to evolve our store locations to align with market trends or to effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability.

Our future results will largely depend on our ability to optimize store productivity and profitability by strategically evolving our real estate portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. In 2012, we announced a plan to reduce our store count in North America and substantially completed this plan in 2014, closing 61 stores in North America in the three years. Our ability to manage our portfolio of stores in future years and position stores in desirable locations and operate stores profitably, particularly in multi-store markets, is a key factor in our ability to achieve sustained profitable growth. We cannot be certain when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated. We may decide to close other stores in the future.

In June 2015, we closed a flagship store in New York City. Because this store had much larger annual sales than our typical mall-based stores, closing this store had an adverse impact on our revenues.

Additionally, in 2015 we operated twelve stores located within other retailers’ stores and as such are subject to the operational risks of these retailers, including but not limited to, ineffective store operations, labor disputes and negative publicity. If other retailers in which we have stores are impacted by these factors, it could have a negative impact on our sales and operating performance.

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

Our leases in the United Kingdom and Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only.” We may be required to pay base rents that are significantly higher than we have projected. As a result of these and other factors, we may not be able to operate our European store locations profitably. If we are unable to do so, our results of operations and financial condition could be harmed and we may be required to record significant additional impairment charges.

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

We purchase our merchandise from both domestic vendors who contract with manufacturers in foreign countries and directly from factories in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions or labor strikes or lock-outs, could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change. Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments which would impact our revenue and profit in various markets.

We may suffer negative publicity or be sued if the manufacturers of our merchandise ship any products that do not meet current safety standards or production requirements or if our products are recalled or cause injuries.

Although we require our manufacturers to meet governmental safety standards and our product specifications and submit our products for testing, we cannot control the materials used by our manufacturers. If one of these manufacturers ships merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, we have voluntarily recalled six products in the past seven years due to possible safety issues. While the vendors have historically reimbursed us for certain, related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate. Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future.

We may not be able to operate our international company-owned stores profitably.

We currently operate company-owned stores in the United Kingdom, Canada, Ireland and Denmark. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, changes in foreign government policies and regulations and potential restrictions and costs to convert and repatriate currency, as well as other risks that we may not anticipate. Brand awareness in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the United Kingdom and Ireland, we may be unable to continue to do so on a consistent basis. In February 2015, we converted a previously franchised store in Denmark into a company-owned location. In 2013 and 2014, we closed eight stores in Canada. In 2012, we recognized an impairment charge on all of the goodwill associated with our UK acquisition along with the store assets at certain store locations with poor operating results.

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

The success of our business depends upon the quality of associates throughout our organization and our ability to attract and retain qualified key employees. In June 2013, we hired a new Chief Executive Officer who replaced our retiring Founder and Chief Executive Bear. Since then, four other executive officers left the Company and four executive officers joined the Company. The success of our business depends on effective transition of these positions. During these transitions, organizational changes are likely to occur and we may not be able to retain key managers or associates. We may incur expenses related to the transition in these positions that could negatively impact the profitability of our business. The loss of certain key employees, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified candidates could have a material adverse effect on our business, financial condition and results of operations.

We rely on a few vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any manufacturing facilities. For the past three years, we purchased between 80% and 85% of our merchandise from four vendors. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities, located primarily in China and, beginning in 2014, in Vietnam. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

If we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

As of January 2, 2016, there were 77 Build-A-Bear Workshop international franchised stores. We cannot ensure that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing owned and operated markets, which impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations. For example, we incurred $1.4 million and $1.1 million of bad debt expense related to receivables from our franchisees in fiscal 2014 and 2013, respectively.

The success of our franchising strategy depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. When franchisees perform below expectations we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. For example, in 2015, we terminated the franchise agreement in Scandinavia leading to the closure of stores in Norway and Sweden. In early 2016 we consented to the sale of the South African franchise to new owners. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores.

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

We may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical.

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

Our objective to achieve sustained profitable growth depends in part on our ability to use our brand and existing infrastructure as a foundation to drive new lines of business.  For example, we initiated an outbound licensing program in 2015 and currently expect to expand this business in the future. If we are unable to develop these new lines of business profitably, we may not be able to achieve our long-term objectives.

Our market share may be adversely impacted at any time by a significant variety of competitive threats.

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we are primarily mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. As a retailer whose signature product is a stuffed animal that is typically purchased as a toy or gift, we also compete with big box retailers and toy stores, as well as manufacturers that sell plush toys. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that none of these companies currently offer the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot assure you that they will not compete directly with us in the future.

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

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;
•	increases or decreases in comparable sales;
•	increases or decreases in total revenues;
•	changes in general economic conditions and consumer spending patterns;
•	seasonal shopping patterns, including whether the Easter holiday occurs in the first or second quarter and other school holiday schedules;
•	the impact of a 53rd week in our fiscal year which occurs approximately every six years, including fiscal 2014;
•	the effectiveness of our inventory management;
•	the timing and frequency of our marketing initiatives;
•	changes in consumer preferences;
•	the continued introduction and expansion of merchandise offerings;
•	actions of competitors or mall anchors and co-tenants;
•	weather conditions;
•	the timing of store closures, relocations and openings and related expenses; and
•	the timing and frequency of national media appearances and other public relations events.

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

In 2015, our Board of Directors terminated the previously existing $50 million share repurchase plan under which we had repurchased 6.2 million shares of our common stock for an aggregate price of $46.2 million since February 2007 and adopted three share repurchase programs for an aggregate of $35 million. The new program does not require the Company to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of a decline in sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. Therefore, the results of the share repurchase program may not be as beneficial as we would like.

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

Stores

We lease all of our store locations. As of January 2, 2016, we operated 329 retail stores located primarily in major malls throughout the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Denmark in our DTC segment. Our leases in the United Kingdom and Ireland typically have rent reviews every five years in which the base rental rate is adjusted to current market rates if they are higher than the original rent agreed.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our e-commerce fulfillment site. We also lease approximately 59,000 square feet for our corporate headquarters in St. Louis, Missouri which houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 1, 2014 with a five-year term. In the United Kingdom, we lease approximately 2,500 square feet for our regional headquarters in Windsor, England under a lease that commenced in August 2003. In December 2015, we gave notice of our intent to terminate this lease in 2016.

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

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004. The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$23.00	$18.25	$9.49	$7.30
Second Quarter	$20.96	$15.29	$15.43	$9.34
Third Quarter	$21.69	$15.60	$14.53	$10.07
Fourth Quarter	$19.44	$11.18	$21.22	$12.17

As of March 11, 2016, the number of holders of record of the Company’s common stock totaled approximately 2,620.

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

The performance graph starts on January 1, 2011 and ends on December 31, 2015, the last trading day prior to January 2, 2016, the end of our fiscal 2015. The graph assumes that $100 was invested on January 1, 2011 in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast the possible future performance of our common stock.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Oct. 4, 2015 – Oct. 31, 2015	163,141	$15.80	163,078	$6,340,043
Nov. 1, 2015 – Nov. 28, 2015	527,473	$14.34	527,473	$13,776,425
Nov. 29, 2015 – Jan. 2, 2016	383,321	$12.23	383,242	$9,090,585
Total	1,073,935	$13.81	1,073,793

(1)

Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)

In February 2015 and July 2015, the board of directors adopted new repurchase programs, each authorizing the repurchase of up to $10 million of our common stock. In November 2015, the board adopted a new repurchase program authorizing the repurchase of up to an additional $15 million of our common stock until March 31, 2016, subject to further extension by the board, resulting in an aggregate authorization in 2015 to repurchase $35 million of our common stock. Shares repurchased under these programs will be subsequently retired.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

Dividend Policy

No dividends were paid in 2015, 2014 or 2013. We anticipate that we will retain any future earnings to support operations, to finance the growth and development of our business and to repurchase shares of our common stock from time to time and we do not expect, at this time, to pay cash dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant. Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended January 2, 2016, January 3, 2015, December 28, 2013, December 29, 2012 and December 31, 2011, as fiscal years 2015, 2014, 2013, 2012 and 2011, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. The 2014 fiscal year included 53 weeks and fiscal years 2015, 2013, 2012 and 2011included 52 weeks. All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks, with the exception of the fourth quarter of fiscal 2014, which included 14 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week or 14-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data for fiscal 2015 and 2014 and the statement of operations and other financial data for fiscal 2015, 2014 and 2013 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data for fiscal 2013, 2012 and 2011, and the statement of operations and other financial data for fiscal 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2015	2014	2013	2012	2011
	(Dollars in thousands, except share and per share data)
Statement of operations data:
Total revenues	$377,694	$392,354	$379,069	$380,941	$394,375
Costs and expenses:
Cost of merchandise sold - retail	197,101	210,887	219,696	228,866	232,573
Cost of merchandise sold - commercial	1,375	945	1,042	1,315	1,654
Selling, general and administrative	161,463	164,445	160,708	165,516	162,881
Goodwill impairment	-	-	-	33,670	-
Interest expense (income), net	(143)	53	(259)	3	(81)
Total costs and expenses	359,796	376,330	381,187	429,370	397,027
Income (loss) before income taxes	17,898	16,024	(2,118)	(48,429)	(2,652)
Income tax expense (benefit)	(9,447)	1,662	(6)	866	14,410
Net income (loss)	$27,345	$14,362	$(2,112)	$(49,295)	$(17,062)
Income (loss) per common share:
Basic	$1.61	$0.82	$(0.13)	$(3.02)	$(0.98)
Diluted	$1.59	$0.81	$(0.13)	$(3.02)	$(0.98)
Shares used in computing common per share amounts:
Basic	16,642,269	16,908,001	16,465,138	16,331,672	17,371,315
Diluted	16,867,356	17,133,811	16,465,138	16,331,672	17,371,315

	Fiscal Year (1)
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per store and per square foot data)
Other financial data:
Retail gross margin ($) (2)	$175,614	$176,838	$153,477	$145,687	$154,468
Retail gross margin (%) (2)	47.1%	45.6%	41.1%	38.9%	39.9%
Capital expenditures, net (3)	$24,388	$10,890	$19,362	$17,268	$12,248
Depreciation and amortization	16,419	18,128	19,216	21,422	24,232

Cash flow data:
Cash flows provided by operating activities	$32,047	$34,884	$19,058	$16,542	$17,234
Cash flows used in investing activities	$(25,146)	$(11,789)	$(19,362)	$(15,096)	$(13,318)
Cash flows (used in) provided by financing activities	$(26,390)	$(1,783)	$132	$(2,902)	$(15,811)

Store data:
Number of stores at end of period (4)
North America	269	265	263	291	298
Europe	60	59	60	60	58
Total stores	329	324	323	351	356
Square footage at end of period (5)
North America	719,535	725,942	735,605	818,380	848,405
Europe	85,908	84,789	86,859	86,331	83,911
Total square footage	805,443	810,731	822,464	904,711	932,316
Average net retail sales per store: (6)
North America	$1,075	$1,158	$1,080	$1,003	$1,021
Europe	£781	£809	£755	£736	£810
Net retail sales per square foot:
North America (7)	$394	$409	$381	$350	$354
Europe (8)	£551	£567	£525	£511	£562
Consolidated comparable sales change (%) (9)	1.0%	1.7%	4.9%	(2.9)%	(1.8)%

Balance sheet data:
Cash and cash equivalents	$45,196	$65,389	$44,665	$45,171	$46,367
Working capital	28,870	45,313	30,353	30,503	37,610
Total assets	213,334	212,054	195,611	192,102	241,571
Total stockholders' equity	99,414	97,625	84,390	83,137	129,243

(1)	Fiscal 2015, 2013, 2012 and 2011 included 52 weeks; fiscal 2014 included 53 weeks.
(2)	Retail gross margin represents net retail sales less cost of merchandise sold - retail. Retail gross margin percentage represents retail gross margin divided by net retail sales.
(3)

Capital expenditures consist of leasehold improvements, furniture and fixtures, land, buildings, computer equipment and software purchases, as well as trademarks, intellectual property and deferred leasing fees.

(4)

Excludes our e-commerce sites. North American stores are located in the United States, Canada and Puerto Rico. In Europe, stores are located in the United Kingdom, Ireland and, beginning in 2015, Denmark.

(5)	Square footage for stores located in North America is leased square footage. Square footage for stores located in Europe is estimated selling square footage.
(6)	Average net retail sales per store represents net retail sales only from stores open throughout the entire period, excluding e-commerce locations, divided by the total number of such stores.
(7)

Net retail sales per square foot in North America represents net retail sales from stores open throughout the entire period in North America, excluding e-commerce location, divided by the total leased square footage of such stores.

(8)

Net retail sales per square foot in Europe represents net retail sales from stores open throughout the entire period in Europe, excluding e-commerce location, divided by the total selling square footage of such stores.

(9)

Consolidated comparable sales percentage changes are based on net retail sales, including e-commerce, and exclude the impact of foreign exchange. Store locations are considered comparable beginning in their thirteenth full month of operation. Comparable sales percentage changes for 2015 are based on net retail sales as compared to the 52-week period ended January 3, 2015.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of January 2, 2016, we operated 329 Company-owned stores and had 77 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we sell our products on our e-commerce sites, buildabear.com and buildabear.co.uk.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	DTC – Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Denmark, and two e-commerce sites;

•	International franchising – Other international stores operated under franchise agreements; and

•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use.

Selected financial data attributable to each segment for fiscal 2015, 2014 and 2013, are set forth in Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Stores” subsections of this Overview, along with the “Risk Factors” and “Results of Operations.”

We believe that we have an appealing retail store concept that has broad demographic appeal which, for North American stores open for the entire year, averaged net retail sales per store of $1.1 million in fiscal 2015, $1.2 million in fiscal 2014 and $1.1 million in fiscal 2013. Consolidated store contribution consists of store location net retail sales less cost of product, marketing and store related expenses. Non-store general and administrative expenses are excluded as are our e-commerce sites, locations not open for the full fiscal year and adjustments to deferred revenue related to our loyalty program and gift card breakage. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income (loss). Consolidated store contribution as a percent of store location net retail sales was 18.2%, 16.3% and 12.1% for fiscal 2015, 2014 and 2013, respectively. Consolidated net income (loss) as a percentage of total revenues was 7.2%, 3.7% and (0.6)% for 2015, 2014 and 2013, respectively.

We believe that the improvement in consolidated store contribution in fiscal 2015 was the result of the disciplined execution of our stated strategies as we expanded our real estate portfolio, with our new Discovery store design and first ever value-driven outlet format stores, extended engagement with our core consumer segment, expanded our business with the teen-plus affinity and gift-giving segment, introduced new intellectual property collections and drove e-commerce sales while making investments in infrastructure and personnel. Through these efforts, we delivered the third consecutive year of improved profitability and increased consolidated comparable sales, with higher units per transaction and the highest dollars per transaction in our history.

In 2014, the successful and consistent implementation of our key strategies of optimizing real estate, resetting the consumer value equation and rationalizing our expense structure resulted in improved North American sales per square foot, expanded consolidated retail gross margin and a reduction in the number of unprofitable stores in North America to less than 2%. Our 2013 performance demonstrated progress on our turnaround plan and our objective to return to profitability as we hired a new chief executive officer, executed a significant real estate repositioning strategy and implemented stringent cost controls throughout the organization.

Our 2016 plan builds on the successes of the last three years. We plan to continue to improve our real estate portfolio through a combination of remodels and new locations in the U.S. and internationally in our new Discovery format, including remodeling select flagship locations and opening a new flagship store in Shanghai, China, and diversifying our real estate portfolio to include more stores in new formats including outlets, shop-in-shops and seasonal pop-up locations. As we continue to evolve our international franchise model, we expect our franchisees to open additional stores throughout the year. Additionally, we intend to increase revenues and profit by developing new licensed relationships and products and expanding our own intellectual property to extend our core consumer business, while leveraging the strength of the Build-A-Bear brand to expand wholesale and outbound licensing programs. We expect to do this more profitably as we continue to realize efficiencies and expand our capabilities through our ongoing efforts in process improvement, system upgrades, value engineering and strategic pricing actions.

We ended fiscal 2015 with no borrowings under our bank loan agreement and with $45.2 million in cash and cash equivalents after investing $24.4 million in capital projects. Throughout the year, we spent $25.9 million repurchasing shares of our common stock.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our e-commerce sites), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption. Our guests use cash, checks, gift cards and third party credit cards to make purchases. We classify stores as new, non-comparable and comparable stores. Stores enter the comparable sales calculation in their thirteenth full month of operation. Our temporary and seasonal locations are not included in our comparable calculations. Non-comparable stores also result from a store relocation or remodel that results in a significant change in square footage or temporary closure. The net retail sales for that location are excluded from comparable sales calculations until the thirteenth full month of operation after the date of the change.

Beginning in 2015, we began to recognize breakage revenue on unredeemed gift cards sold in the U.S. using the redemption recognition method. Revenue is recognized in net retail sales when the likelihood of the gift card being redeemed is considered remote, based on historical redemption patterns. We have a loyalty program with a frequent shopper reward feature, the Stuff Fur Stuff® club. Members of the program receive one point for every dollar spent and receive awards after reaching certain point thresholds. On a quarterly basis, an estimate of the obligation related to the program, based on actual points, awards outstanding and historical point conversion and award redemption patterns, is recorded as an adjustment to the deferred revenue liability and net retail sales. Gift cards can be purchased and redeemed and awards can be earned or redeemed at any of our store locations. Accordingly, we account for gift card breakage and changes in the deferred revenue account at the total company level only. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include gift card breakage or any changes in deferred revenue. See “-Critical Accounting Estimates” for additional information on the accounting for gift card breakage and the deferred revenue related to our customer loyalty program.

We use net retail sales per square foot and comparable sales as performance measures for our business. The following table details net retail sales per square foot for the periods presented:

	Fiscal 2015 (3)	Fiscal 2014 (3)	Fiscal 2013 (3)
Net retail sales per square foot
North America (1)	$394	$409	$381
Europe (2)	£551	£567	£525

(1)

Net retail sales per square foot in North America represents net retail sales from stores open throughout the entire period in North America, excluding e-commerce sales, divided by the total leased square footage of such stores.

(2)

Net retail sales per square foot in Europe represents net retail sales from stores open throughout the entire period in Europe, excluding e-commerce sales, divided by the total selling square footage of such stores.

(3)	Fiscal 2015 and 2013 included 52 weeks; fiscal 2014 included 53 weeks.

The percentage increase (or decrease) in comparable sales for the periods presented below is as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Comparable sales change (%) (1)
North America	(0.0)%	1.4%	5.5%
Europe	4.8%	2.6%	2.7%
Consolidated	1.0%	1.7%	4.9%

Stores	0.5%	1.6%	5.1%
E-commerce	11.8%	3.5%	0.3%
Consolidated	1.0%	1.7%	4.9%

 (1)     Comparable sales percentage changes are based on net retail sales and exclude the impact of foreign exchange. Stores are considered comparable beginning in their thirteenth full month of operation.

Comparable sales percentage changes for 2015 are based on net retail sales as compared to the 52-week period ended January 3, 2015. We believe the increase in comparable sales for the year is primarily attributable to the balanced product assortment that simultaneously and consistently focused on our four key consumer segments supported by elevated marketing programs. We believe this drove improvements in key metrics including dollars and units per transaction across geographies that were able to offset a decrease in transactions due to a challenging retail environment in North America and the success of certain licensed product in the fourth quarter of fiscal 2014.

Fiscal 2014 consolidated comparable sales for the full year are compared to the 53-week period ended January 4, 2014. We believe the increase in comparable sales for fiscal 2014 was primarily driven by:

●

High-impact product launches supported by well-executed, elevated marketing programs which led to robust sales of key licensed products, continued strength in our core collections and successful proprietary launches;

●	Improvement in key operational levers as we saw increases in dollars per transaction, units per transaction and average unit selling price for the year; and

●	Strategic store closures, primarily in North American multi-store markets, which transferred approximately 15% of their sales to remaining stores in the market.

●

Additionally, we believe fiscal 2014 was negatively impacted by a decrease in traffic partially attributable to the extreme weather patterns in the first quarter of 2014 in North America and its lingering effects. In the first quarter of 2014, extreme weather decreased overall mall traffic for many markets in North America impacting the retail sector overall. In the second quarter of 2014, we saw the lingering effect of the first quarter weather patterns as school vacations were cancelled and the school year was extended in many markets impacting experiential children’s retail such as ours whose traffic benefits when kids are out of school. We believe that consumer traffic in many of the malls in which we operate stores decreased from historical levels impacting overall consumer traffic to our stores.

Franchise fees: Typically, we receive an initial, one-time franchise fee for each master franchise agreement which is amortized to revenue over the initial term of the respective franchise agreement, which may extend for periods up to 25 years and include a renewal option if certain conditions are met. Master franchise rights are typically granted to a franchisee for an entire country or countries. Continuing franchise fees are based on a percentage of sales made by the franchisees’ stores and are recognized as revenue at the time of those sales.

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

Costs and Expenses

Cost of merchandise sold - retail and retail gross margin: Cost of merchandise sold – retail includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Retail gross margin is defined as net retail sales less the cost of merchandise sold - retail.

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, store supplies, normal store closings and preopening expenses as well as central office general and administrative expenses, including costs for management payroll, benefits, stock-based compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation of central office assets as well as the amortization of intellectual property and other assets. Certain store expenses such as store payroll and credit card fees historically have increased or decreased proportionately with net retail sales.

Stores

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland and Denmark (collectively, Europe) for the last three fiscal years can be summarized as follows:

	North America	Europe	Total
December 29, 2012	291	60	351
Opened	9	1	10
Closed	(37)	(1)	(38)
December 28, 2013	263	60	323
Opened	16	-	16
Closed	(14)	(1)	(15)
January 3, 2015	265	59	324
Opened	22	3	25
Closed	(18)	(2)	(20)
January 2, 2016	269	60	329

During 2016, we expect to expand our owned and operated locations by adding approximately 10 stores, net of closures. Through a combination of remodels and new openings, we expect to end the year with between 45 and 55 stores in our Discovery format, including select flagship locations, both domestic and internationally. We also expect to continue to diversify our real estate portfolio with the addition of more outlet format stores, shop-in-shops and seasonal pop-up locations. We plan to update stores primarily in conjunction with natural lease events including new store openings, relocations and lease required remodels. We also expect to close select stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The majority of store relocations and in-place remodels in fiscal 2016 are expected to begin in the first half of the year.

Non-traditional Store Locations:

We also operate in a number of non-traditional locations, such as a ballpark, a zoo and science center. Additionally, we had eight locations within other retailers’ stores. Six of these shop-in-shop locations closed in the first week of fiscal 2016 as planned due to the seasonal nature of the locations. We also operate temporary stores, which generally have lease terms of six to eighteen months and are excluded from our traditional store count. These locations are intended to capitalize on short-term opportunities in specific locations. In 2015, we opened our first true outlet format stores, in which we offer a value-oriented merchandise assortment, targeting locations near kid-centric tourist destinations. We expect these locations to drive incremental sales and to play an important role in the management of our product lifecycle. As of January 2, 2016, we operated 15 temporary and six outlet stores.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise assortments as our company-owned heritage stores. As of January 2, 2016, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries. The number of international, franchised stores opened and closed for the periods presented below are summarized as follows:

	Fiscal year
	2015	2014	2013

Beginning of period	73	86	95
Opened	10	12	11
Closed	(6)	(25)	(20)
End of period	77	73	86

The distribution of stores among these countries is as follows:

Australia	19
Germany (1)	18
Mexico	14
Gulf States (2)	8
Thailand	6
South Africa	6
Turkey	4
Singapore	2
Total	77

(1)	Germany agreement includes Austria and Switzerland where stores have not yet opened
(2)	Gulf States agreement includes Kuwait, Bahrain, Qatar, Oman and the United Arab Emirates

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom, Ireland and Denmark. In 2016, our international strategy is to leverage the improving strength in our company-owned stores to restructure and extend our international footprint. Key franchisees have started to apply our successful real estate strategies including opening pop-up stores to assess long-term potential and adding shop-in-shops with select partners. We expect to develop market expansion through both new and existing franchisees and a company-owned store model.

Results of Operations

2015 Overview

Our 2015 performance demonstrated successful and consistent implementation of key strategies toward our objective to achieve sustained profitability. Our accomplishments included:

●	Increased consolidated comparable sales of 1.0%, on top of a 1.7% increase in 2014;

●	Expanded retail gross margin of 150 basis points on top of a 450 point expansion in 2014; and

●	Increased pre-tax income 11.7% to $17.9 million.

In fiscal 2016, we expect to continue to build on these successes to reach more people, in more places, with more products and do it more profitably as we continue to deliver on our MORE Strategy by refreshing our brand with our Discovery store, international expansion, developing new licensed and internally developed programs to extend our core consumer business and expanding our wholesale and outbound licensing programs to drive incremental, margin-accretive business.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Revenues:
Net retail sales	98.7%	98.8%	98.4%
Franchise fees	0.6	0.6	0.9
Commercial revenue	0.7	0.5	0.6
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	52.9	54.4	58.9
Cost of merchandise sold - commercial (1)	49.4	45.0	44.7
Selling, general and administrative	42.7	41.9	42.4
Interest expense (income), net	(0.0)	0.0	(0.1)
Total costs and expenses	95.3	95.9	100.6

Income (loss) before income taxes	4.7	4.1	(0.6)
Income tax (benefit) expense	(2.5)	0.4	(0.0)
Net income (loss)	7.2%	3.7%	-0.6%

Retail Gross Margin % (2)	47.1%	45.6%	41.1%

(1)	Cost of merchandise sold – retail and cost of merchandise sold – commercial are expressed as a percentage of net retail sales and commercial revenue, respectively.

(2)	Retail gross margin represents net retail sales less cost of merchandise sold – retail; retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended January 2, 2016 (52 weeks) Compared to Fiscal Year Ended January 3, 2015 (53 weeks)

Total revenues. Net retail sales were $372.7 million for fiscal 2015, compared to $387.7 million for fiscal 2014, a decrease of $15.0 million. The components of this decrease are as follows:

Fiscal 2015
(dollars in millions)
Decrease from other retail, including the impact of calendar shift	$(12.5)
Impact of store closures	(8.2)
Impact of foreign currency translation	(7.4)
Increase from new stores	6.5
Increase in non-comparable stores, primarily remodels and relocations	4.2
Increase in comparable sales	3.3
Change in deferred revenue estimates, including breakage	(0.9)
$(15.0)

Revenue from international franchise fees was $2.2 million for fiscal 2015 compared to $2.5 million for fiscal 2014. This $0.3 million decrease was primarily the result of having fewer franchise locations open throughout the majority of the year. Commercial revenue was $2.8 million for fiscal 2015 compared to $2.1 million for fiscal 2014, an increase of $0.7 million. This increase was primarily due to an increase in wholesale activity in 2015.

Retail gross margin. Retail gross margin was $175.6 million in fiscal 2015 compared to $176.8 million in fiscal 2014, a decrease of $1.2 million, or 0.7%. As a percentage of net retail sales, retail gross margin increased to 47.1% for fiscal 2015 from 45.6% for fiscal 2014, an increase of 150 basis points as a percentage of net retail sales. This improvement in margin was primarily attributable to 150 points of expansion in merchandise margin while efficiencies in the supply chain were offset by deleverage on fixed occupancy expenses.

Selling, general and administrative. Selling, general and administrative expenses were $161.5 million for fiscal 2015 as compared to $164.4 million for fiscal 2014, a decrease of $3.0 million, or 1.8%. As a percentage of total revenues, selling, general and administrative expenses were 42.7% for fiscal 2015, compared to 41.9% in fiscal 2014. The decrease in dollars was primarily attributable to lower variable costs related to the 53rd week and lower management transition expenses in fiscal 2015, partially offset by investments to advance the Company’s long-term strategy. As a result of the calendar shift in fiscal 2014, fiscal 2015 had one less week of sales which deleveraged selling, general and administrative expense as a percent of total revenues.

Interest expense (income), net. Interest income, net of interest expense, was $0.1 million for fiscal 2015 compared to $0.1 million of expense for fiscal 2014.

Provision for income taxes. Income tax benefit was $9.4 million in fiscal 2015, compared to a tax expense of $1.7 million in fiscal 2014. The effective rate was (52.8)% in fiscal 2015 and 10.4% in fiscal 2014. The fluctuation in the effective rate was primarily attributable to the reversal of all of the valuation allowance on U.S. deferred tax assets at January 2, 2016. In 2011, a full valuation allowance was established on all U.S. deferred taxes due to significant losses and uncertainty about future earnings forecast. The valuation allowance was reduced in fiscal 2015 because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive. The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income in the U.S. for the three-year period ending with fiscal 2015, the implementation of tax planning strategies, and projections of future taxable income, based on its positive earnings performance trend, expected continued profitability and improvements in our financial condition. The negative evidence considered included historical losses in certain prior years; however, the positive evidence outweighed this negative evidence. Accordingly, management determined it was more likely than not that all of the U.S. deferred tax assets would be realized.

For 2014, the rate was impacted by the full valuation allowance in the U.S. as well as tax expense recorded for state and withholding taxes, adjustments to tax position reserves, and tax expense recorded in foreign jurisdictions.

Fiscal Year Ended January 3, 2015 (53 weeks) Compared to Fiscal Year Ended December 28, 2013 (52 weeks)

Total revenues. Net retail sales were $387.7 million for fiscal 2014, compared to $373.2 million for fiscal 2013, an increase of $14.5 million. The components of this increase are as follows:

Fiscal 2014
(dollars in millions)
Increase in comparable sales	$17.1
Impact of store closures	(16.6)
Increase in non-comparable stores, primarily remodels and relocations	5.1
Increase from new stores	4.7
Impact of foreign currency translation	1.9
Change in deferred revenue estimate	1.7
Increase from other retail	0.6
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

Retail gross margin. Retail gross margin increased to $176.8 million in fiscal 2014 compared to $153.5 million in fiscal 2013, an increase of $23.4 million, or 15.2%. As a percentage of net retail sales, retail gross margin increased to 45.6% for fiscal 2014 from 41.1% for fiscal 2013, an increase of 450 basis points as a percentage of net retail. This improvement in margin was primarily attributable to 370 points of expansion in merchandise margin and improved efficiencies in the supply chain. The remaining 80 basis points of expansion came from leverage on fixed occupancy expenses driven by improved sales performance, including the impact of the 53rd week, and the deferred revenue adjustment related to our loyalty program.

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

Provision for income taxes. Income tax expense was $1.7 million in fiscal 2014 compared to an income tax benefit of $6,000 in fiscal 2013. The effective rate was 10.4% in 2014 and 0.3% in 2013. The fluctuation in the effective rate was primarily attributable to state and withholding taxes, return-to-provision adjustments, adjustments to tax position reserves and tax expense recorded in foreign jurisdictions, partially offset by the reversal of valuation allowances in the U.S. and foreign jurisdictions. See Note 7 – Income Taxes to our Consolidated Financial Statements for information regarding our valuation allowances and their impact on the effective tax rate in fiscal 2014.

Non-GAAP Financial Measures

We use the term “store contribution” throughout this Annual Report on Form 10-K. Store contribution consists of income before income tax expense, interest, general and administrative expense, excluding income from franchise and commercial activities and contribution from our e-commerce sites, locations not open for the full fiscal year and adjustments to deferred revenue related to our loyalty program and gift card breakage. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (GAAP). We use store contribution as a measure of our stores’ operating performance. Store contribution should not be considered a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with U.S. GAAP. We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability.

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the United Kingdom, Ireland and Denmark (Europe) and for our consolidated store base (dollars in thousands). Fiscal 2015 and 2013 included 52 weeks; fiscal 2014 included 53 weeks.

	Fiscal 2015			Fiscal 2014
	North			North
	America	Europe	Total	America	Europe	Total
Net income	$24,472	$2,873	$27,345	$12,035	$2,327	$14,362
Income tax expense (benefit)	(10,276)	829	(9,447)	1,062	600	1,662
Interest expense (income)	(40)	(103)	(143)	9	44	53
General and administrative expense (1)	49,509	4,645	54,154	48,029	5,288	53,317
Contribution from other retail activities(2)	(2,301)	(1,314)	(3,615)	(5,693)	(1,490)	(7,183)
Other contribution (3)	(6,980)	-	(6,980)	(4,281)	67	(4,214)
Store contribution	$54,384	$6,930	$61,314	$51,161	$6,836	$57,997

Total revenues from external customers	$299,210	$78,484	$377,694	$310,863	$81,491	$392,354
Revenues from other retail activities (2)	(26,549)	(9,830)	(36,379)	(28,112)	(4,360)	(32,472)
Other revenues from external customers (4)	(4,979)	-	(4,979)	(4,629)	-	(4,629)
Store location net retail sales	$267,682	$68,654	$336,336	$278,122	$77,131	$355,253
Store contribution as a percentage of store location net retail sales	20.3%	10.1%	18.2%	18.4%	8.9%	16.3%
Total net income as a percentage of total revenues	8.2%	3.7%	7.2%	3.9%	2.9%	3.7%

	Fiscal 2013
	North
	America	Europe	Total
Net loss	$(1,953)	$(159)	$(2,112)
Income tax expense (benefit)	241	(247)	(6)
Interest expense (income)	(172)	(87)	(259)
General and administrative expense (1)	47,803	5,146	52,949
Contribution from other retail activities(2)	(4,630)	(207)	(4,837)
Other contribution (3)	(5,510)	-	(5,510)
Store contribution	$35,779	$4,446	$40,225

Total revenues from external customers	$304,956	$74,113	$379,069
Revenues from other retail activities (2)	(37,886)	(4,077)	(41,963)
Other revenues from external customers (4)	(5,896)	-	(5,896)
Store location net retail sales	$261,174	$70,036	$331,210
Store contribution as a percentage of store location net retail sales	13.7%	6.3%	12.1%
Total net loss as a percentage of total revenues	(0.6)%	(0.2)%	(0.6)%

(1)

General and administrative expenses consist of non-store, central office general and administrative functions such as management payroll and related benefits, travel, information systems, accounting, purchasing and legal costs, depreciation of central office assets as well as the amortization of intellectual property and other assets, store closing and pre-opening expenses. Certain intercompany charges are included in general and administrative expenses in Europe. General and administrative expenses also include a central office marketing department, primarily payroll and related benefits expense, but exclude advertising expenses, which are included in store contribution.

(2)	Other retail activities are comprised primarily of our e-commerce sites, stores not open for the full year and adjustments to deferred revenue related to our loyalty program and gift card breakage.
(3)

Other contribution includes franchising, commercial revenues and intercompany revenues and all expenses attributable to the international franchising and commercial segments, excluding interest expense/income and income tax expense/benefit. Interest expense/income and income tax expense/benefit related to franchising and commercial activities are included in their respective captions.

(4)	Other revenues from external customers are comprised of international franchising and commercial revenues.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2015				Fiscal 2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter (2)

Total revenues	$93.4	$81.0	$85.6	$117.7	$97.9	$76.2	$86.7	$131.5
Retail gross margin(1)	42.9	34.9	38.2	59.7	42.1	29.4	37.4	67.9
Income tax expense (benefit)	0.2	0.2	0.3	(10.2)	0.3	0.3	0.2	0.8
Net income (loss)	6.8	(0.6)	1.1	20.1	5.0	(4.3)	1.8	11.8
Income (loss) per common share:
Basic	0.41	(0.04)	0.06	1.23	0.29	(0.25)	0.10	0.68
Diluted	0.40	(0.04)	0.06	1.21	0.29	(0.25)	0.10	0.67
Number of stores (end of quarter)	317	315	317	329	316	313	313	324

(1)	Retail gross margin represents net retail sales less cost of retail merchandise sold.
(2)	The fiscal 2014 fourth quarter included 14 weeks. All other quarters presented included 13 weeks.

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our comparable sales; (3) fluctuations in the profitability of our stores; (4) changes in foreign currency exchange rates; (5) the timing and frequency of our marketing initiatives, including national media and other public relations events; (6) the timing of our store openings and closings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

The timing of store openings, closures and remodels may cause fluctuations in quarterly results due to the changes in revenues and expenses associated with each store location. We typically incur most preopening costs for a new store, remodeled or relocated store in the three months immediately preceding the store’s opening. Expenses related to store closings are typically incurred in stages: when the decision is made to close the store, when the closure is communicated to store associates and at the time of closure.

As a specialty retailer, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot ensure that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2014 fiscal fourth quarter had 14 weeks.

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

Operating Activities. Cash flows provided by operating activities were $32.0 million in fiscal 2015, $34.9 million in fiscal 2014 and $19.1 million in fiscal 2013. Cash flows from operating activities decreased in fiscal 2015 as compared to 2014 primarily due to the timing of inventory receipts and payments and the increase in receivables partially offset by increased store contribution. Cash flows from operating activities increased in fiscal 2014 as compared to 2013 primarily due to increased store contribution.

Investing Activities. Cash flows used in investing activities were $25.1 million in fiscal 2015, $11.8 million in fiscal 2014 and $19.4 million in fiscal 2013. Cash used in investing activities in 2015 related primarily to the continued installation and upgrades of central office information technology systems, the opening of 25 new stores, the remodeling or relocation of eight stores and the net purchases of short-term investments. Cash used in investing activities in 2014 related primarily to the opening of five new traditional stores and eleven non-traditional stores, the continued installation and upgrades of central office information technology systems and the purchase of short-term investments. Cash used in investing activities in 2013 related primarily to the continued installation and upgrades of central office information technology systems, the remodeling or relocation of 20 stores and the opening of ten new locations.

Financing Activities. Financing activities used cash of $26.4 million and $1.8 million in 2015 and 2014, respectively, and provided cash of $0.1 million in 2013. Purchases of our stock used cash of $25.9 million, $3.4 million and $0.2 million, in fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, the exercises of employee stock options, net of shares used for withholding tax payments related to vesting of restricted stock used cash of $0.5 million. In fiscal 2014 and 2013, the exercises of employee stock options, net of shares used for withholding tax payments related to vesting of restricted stock provided cash of $1.6 million and $0.3 million, respectively.

Capital Resources. As of January 2, 2016, we had a cash balance of $45.2 million, more than half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of up to $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in our foreign subsidiaries. The credit agreement expires on December 31, 2016 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 2, 2016: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America typically have a ten-year term and contain provisions for base rent plus percentage rent based on defined sales levels. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third or fourth year and sixth or seventh year of the lease, if a certain minimum sales volume is not achieved. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are charged monthly and paid in advance.

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

In fiscal 2016, we expect to spend approximately $25 million to $30 million on capital expenditures. Capital spending in fiscal 2015 totaled $24.4 million, primarily to support the refresh and repositioning of stores and investment in infrastructure.

On February 20, 2007, we announced that our board of directors had authorized a $25 million share repurchase program of our outstanding common stock. On March 10, 2008, we announced an expansion of our share repurchase program to $50 million (the “2008 Share Repurchase Program”). Following a series of annual extensions, as of February 25, 2015, under the 2008 Share Repurchase Program, we had repurchased approximately 6,245,000 shares at an average price of $7.40 per share for an aggregate amount of $46.2 million, leaving $3.8 million of availability under the program. On February 25, 2015, we announced the termination of the 2008 Share Repurchase Program. In February 2015 and July 2015, the board of directors adopted new repurchase programs, each authorizing the repurchase of up to $10 million of our common stock, and in November 2015, the board adopted a new repurchase program (collectively, the “2015 Share Repurchase Programs”) authorizing the repurchase of up to an additional $15 million of our common stock until March 31, 2016, subject to further extension by the board. Collectively, the 2015 Share Repurchase Programs authorized us to purchase up to $35 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding has been, and is expected to be, cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The 2015 Share Repurchase Programs do not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the 2015 Share Repurchase Programs will be subsequently retired. As of March 11, 2016, we had repurchased approximately 1.8 million shares at an average price of $14.89 per share for an aggregate amount of $27.4 million, leaving $7.6 million of availability under the 2015 Share Repurchase Programs.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2016.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory. The future minimum payments for these obligations as of January 2, 2016 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of January 2, 2016
	Total	2016	2017	2018	2019	2020	Beyond
	(In thousands)
Operating lease obligations	$202,088	$39,005	$30,884	$24,695	$21,722	$21,033	$64,749
Purchase obligations	38,386	38,386	-	-	-	-	-
Total	$240,474	$77,391	$30,884	$24,695	$21,722	$21,033	$64,749

Our total liability for uncertain tax positions under the Financial Accounting Standards Board Accounting Standards Codification (ASC) 740-10-25 was $0.7 million as of January 2, 2016. Currently, we do not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly, nor do we expect a significant payment related to these obligations within the next twelve months. See Note 7 – Income Taxes to the Consolidated Financial Statements for additional information.

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

Long-Lived Assets

In accordance with ASC 360-10-35 we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Fair value is calculated as the present value of estimated future cash flows for each asset group. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the asset group, future growth rate and discount rate.

For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance annually, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable. Impairment charges related to this assessment are included in cost of merchandise sold – retail as a component of net income (loss) before income taxes in the DTC segment.

Additionally, we consider a more likely than not assessment that an individual location will close prior to the end of its lease term as a triggering event to review the store asset group for recoverability. These assessments are reviewed on a quarterly basis. Asset impairment charges resulting from this assessment are included in selling, general and administrative expenses as a component of income (loss) before income taxes in the DTC segment. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination fees, severance and other charges. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different than historical results. The assumptions used in future calculations of fair value may change significantly which could result in further impairment charges in future periods.

Revenue Recognition

While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Merchandise returns have not been significant. For e-commerce sales, revenue is recognized at the time of shipment. We sell gift cards to our customers in our retail stores, through our e-commerce sites, and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. A current liability is recorded upon purchase of a gift card, and revenue is recognized when the gift card is redeemed for merchandise. Revenue from various licensing and international franchising arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum levels.

In 2015, we established a new legal entity, Build-A-Bear Card Services LLC (“Card Services”), to issue and administer all gift cards in the United States. The escheatment requirements of the jurisdiction where Card Services was established differ from those that the Company has historically been subject to. Given the change in legal requirements, we evaluated our accounting treatment of unredeemed gift cards and determined that the change in our legal obligations indicated that a change in our accounting treatment was necessary. Accordingly, in December 2015 when Card Services began issuing gift cards, we began to recognize breakage income on unredeemed gift cards using the redemption recognition method. Revenue is recognized in net retail sales when the likelihood of the gift card being redeemed is considered remote, based on historical redemption patterns. In the fourth quarter of fiscal 2015, our estimate of breakage resulted in a $0.5 million increase in net retail sales. We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure gift card breakage. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 100 basis point change in our gift card breakage rate as of January 2, 2016 would not have had a material impact on our results. For gift cards issued prior to the establishment of Card Services, the company escheats a portion of unredeemed gift cards according to the escheatment regulations of the relevant authority and the remaining amount is recorded as income in the consolidated statement of operations in a manner consistent with the delayed recognition method.

We have a customer loyalty program, the Stuff Fur Stuff® club, whereby guests enroll in the program and receive one point for every dollar spent. Points accumulate and expire after twelve months of inactivity. In North America, guests receive a coupon for free merchandise after reaching their first 50 points and a $10 reward certificate for every 100 points earned in a twelve month period. In the UK, guests receive a £5 certificate for every 50 points they earn. An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.

We assess the adequacy of the deferred revenue liability based upon our review of point conversion and award redemption patterns at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2015, 2014 and 2013, the deferred revenue liability was adjusted downward by $0.1 million, $1.3 million and $0.1 million, respectively, with a corresponding increase to net retail sales.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected conversion and redemption rates. In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical increase of 100 bps in the conversion and redemption rates. Based on the analysis performed as of January 2, 2016, the change in our assumptions would have resulted in a $0.2 million change in the deferred revenue liability and net retail sales.

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We are required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use significant judgment to determine whether to record a deferred tax asset valuation allowance for part or all of a deferred tax asset. We also consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets. The need for a valuation allowance is assessed by tax jurisdiction. We consider the reversals of existing taxable temporary differences as well as projections of future taxable income. We consider the future reversals of existing taxable temporary differences to the extent they were of the same character as the temporary differences giving rise to the deferred tax assets. We also consider whether the future reversals of existing taxable temporary differences will occur in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. We have deferred tax assets in the U.S. on which we no longer have recorded a valuation allowance. The realization of these deferred tax assets is dependent upon the recognition of future jurisdictional income. After weighing all the evidence, management determined that it was more likely than not that the Company would be able to realize all of its domestic deferred tax assets and, therefore, the valuation allowance was no longer required. Management's decision was based upon evidence including its earnings performance trend, expected continued profitability, and improvement in the Company's financial condition.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of January 2, 2016 and January 3, 2015.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. We had no borrowings during fiscal 2015. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

Although we enter into a significant amount of purchase obligations outside of the U.S., these obligations are settled primarily in U.S. dollars and, therefore, we believe we have only minimal exposure at present to foreign currency exchange risks for our purchase obligations. Historically, we have not hedged our currency risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief President Bear and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the Chief Executive Officer and Chief President Bear and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 2, 2016, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief President Bear and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2016.  Our management, with the participation of our Chief Executive Officer and Chief President Bear and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 2, 2016 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2015 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company’s) internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Build-A-Bear Workshop, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2016, and our report dated March 17, 2016, expressed an unqualified opinion thereon.

  /s/ Ernst & Young LLP

St. Louis, Missouri

March 17, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on May 12, 2016 is incorporated by reference in response to this Item 10.

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

The information appearing in the sections titled “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in the Proxy Statement is incorporated by reference in response to this Item 10.

Executive Officers and Key Employees

Sharon Price John, 52, was appointed to the Board of Directors on June 3, 2013 in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine World Wide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Gina Collins, 43, joined Build-A-Bear Workshop in January 2014 as Chief Marketing Officer and Brand Bear. Prior to joining the Company, Ms. Collins was at The Coca-Cola Company from December 2001 to January 2014 in various senior leadership roles of increasing responsibility, including Area Vice President, North America, Entertainment Marketing from April 2012 to January 2014, Group Director, North America, Strategic Marketing from April 2010 to March 2012, and Global Director, Media and Interactive Marketing Procurement from January 2008 to March 2010. Before joining The Coca-Cola Company, Ms. Collins was a Principal/Senior Analyst at American Management Systems (CapGemini).

Eric Fencl, 53, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, he now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career in 1984 as an auditor with Arthur Young & Company.

J. Christopher Hurt, 49, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 42, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand Management with the Stride Rite Children’s Group of Wolverine World Wide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 41, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine World Wide, Inc., a leading global footwear and apparel company, where since September 2013 he served as the head of finance and operations for its Lifestyle Group which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 he was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 he was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

			(c)
	(a)	(b)	Number of securities remaining available for
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	574,851	$8.30	1,271,884
Total	574,851	$8.30	1,271,884

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section titled “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections titled “Principal Accountant Fees” and “Policy Regarding Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference in response to Item 14.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and schedules set forth below are filed on the indicated pages as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Build-A-Bear Workshop, Inc. and subsidiaries at January 2, 2016 and January 3, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Build-A-Bear Workshop, Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2016 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

St. Louis, Missouri

March 17, 2016

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	January 2,	January 3,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$45,196	$65,389
Inventories	53,877	51,939
Receivables	13,346	11,461
Prepaid expenses and other current assets	16,312	15,611
Total current assets	128,731	144,400

Property and equipment, net	67,741	62,766
Deferred tax assets	10,864	2,807
Other intangible assets, net	1,738	304
Other assets, net	4,260	1,777
Total Assets	$213,334	$212,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,551	$38,107
Accrued expenses	19,286	24,058
Gift cards and customer deposits	35,391	34,268
Deferred revenue	2,633	2,654
Total current liabilities	99,861	99,087

Deferred rent	12,156	13,353
Deferred franchise revenue	728	945
Other liabilities	1,175	1,044
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at January 2, 2016 and January 3, 2015	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,795,891 and 17,360,635 shares, respectively	158	174
Additional paid-in capital	66,009	69,362
Accumulated other comprehensive loss	(9,971)	(8,698)
Retained earnings	43,218	36,787
Total stockholders' equity	99,414	97,625
Total Liabilities and Stockholders' Equity	$213,334	$212,054

 See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Fiscal Year
	2015	2014	2013

Revenues:
Net retail sales	$372,715	$387,725	$373,173
Franchise fees	2,196	2,531	3,564
Commercial revenue	2,783	2,098	2,332
Total revenues	377,694	392,354	379,069

Costs and expenses:
Cost of merchandise sold - retail	197,101	210,887	219,696
Cost of merchandise sold - commercial	1,375	945	1,042
Selling, general and administrative	161,463	164,445	160,708
Interest expense (income), net	(143)	53	(259)
Total costs and expenses	359,796	376,330	381,187

Income (loss) before income taxes	17,898	16,024	(2,118)
Income tax (benefit) expense	(9,447)	1,662	(6)
Net income (loss)	$27,345	$14,362	$(2,112)

Income (loss) per common share:
Basic	$1.61	$0.82	$(0.13)
Diluted	$1.59	$0.81	$(0.13)

Shares used in computing common per share amounts:
Basic	16,642,269	16,908,001	16,465,138
Diluted	16,867,356	17,133,811	16,465,138

 See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Fiscal Year
	2015	2014	2013
Net income (loss)	$27,345	$14,362	$(2,112)
Foreign currency translation adjustment	(1,273)	(1,395)	380
Other comprehensive (loss) income	(1,273)	(1,395)	380
Comprehensive income (loss)	$26,072	$12,967	$(1,732)

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total

Balance, December 29, 2012	$171	$66,112	$(7,683)	$24,537	$83,137

Share repurchase and retirement	(0)	(216)	-	-	(216)
Stock-based compensation	-	2,849	-	-	2,849
Shares issued under employee stock plans	3	349	-	-	352
Other comprehensive income	-	-	380	-	380
Net loss	-	-	-	(2,112)	(2,112)

Balance, December 28, 2013	174	69,094	(7,303)	22,425	84,390

Share repurchase and retirement	(3)	(3,361)	-	-	(3,364)
Stock-based compensation	-	2,051	-	-	2,051
Shares issued under employee stock plans	3	1,578	-	-	1,581
Other comprehensive loss	-	-	(1,395)	-	(1,395)
Net income	-	-	-	14,362	14,362

Balance, January 3, 2015	$174	$69,362	$(8,698)	36,787	$97,625

Share repurchase and retirement	(17)	(4,978)	-	(20,914)	(25,909)
Stock-based compensation	-	2,111	-	-	2,111
Shares issued under employee stock plans	1	(486)	-	-	(485)
Other comprehensive loss	-	-	(1,273)	-	(1,273)
Net income	-	-	-	27,345	27,345

Balance, January 2, 2016	$158	$66,009	$(9,971)	$43,218	$99,414

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$27,345	$14,362	$(2,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,419	18,128	19,216
Stock-based compensation	2,111	2,051	2,849
Deferred taxes	(8,123)	(2,043)	76
Provision for doubtful accounts	19	1,432	1,109
Asset impairment	296	1,107	1,408
Trade credit utilization	185	548	498
Loss on disposal of property and equipment	282	120	715
Change in assets and liabilities:
Inventories	(2,466)	(2,323)	(2,987)
Receivables	(2,118)	1,411	(5,836)
Prepaid expenses and other assets	(2,998)	(3,745)	2,778
Accounts payable and accrued expenses	1,458	11,131	695
Lease related liabilities	(1,182)	(5,986)	(1,863)
Gift cards and customer deposits	1,037	645	2,910
Deferred revenue	(218)	(1,954)	(398)
Net cash provided by operating activities	32,047	34,884	19,058
Cash flows from investing activities:
Purchases of property and equipment	(22,466)	(10,790)	(19,055)
Purchases of other assets and other intangible assets	(1,922)	(100)	(307)
Purchases of short term investments	(1,551)	(899)	-
Proceeds from sale or maturity of short term investments	793	-	-
Cash flow used in investing activities	(25,146)	(11,789)	(19,362)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(481)	1,581	348
Purchases of Company's common stock	(25,909)	(3,364)	(216)
Cash flow (used in) provided by financing activities	(26,390)	(1,783)	132
Effect of exchange rates on cash	(704)	(588)	(334)
Net (decrease) increase in cash and cash equivalents	(20,193)	20,724	(506)
Cash and cash equivalents, beginning of period	65,389	44,665	45,171
Cash and cash equivalents, end of period	$45,196	$65,389	$44,665
Supplemental disclosure of cash flow information:
Net cash paid during the period for income taxes	$2,175	$1,024	$1,113

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. (the Company) is a specialty retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 329 company-owned stores operated primarily in leased mall locations in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Denmark along with its e-commerce sites. Operations in foreign countries where the Company does not have company-owned stores are through franchise agreements.

A reclassification was made in the current year presentation of the consolidated balance sheet as of January 2, 2016. The Company adjusted the classification of the impact of shares repurchased, which had previously been recorded as a deduction to additional paid-in capital, to a deduction which was allocated between additional paid-in capital and retained earnings. As a result of this reclassification, retained earnings were reduced by $2.1 million and additional paid-in capital was increased by the same amount.

Additionally, reclassification of prior year amounts related to the break out of cost of merchandise sold between retail and commercial have been made in the statement of operations to conform to current year presentation with no impact to net income or loss in any period.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are the fiscal 2015 (52 weeks ended January 2, 2016), fiscal 2014 (53 weeks ended January 3, 2015) and fiscal 2013 (52 weeks ended December 28, 2013). References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes supplies of $2.7 million as of both January 2, 2016 and January 3, 2015. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages.

Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $3.0 million and $3.2 million as of January 2, 2016 and January 3, 2015, respectively.

Property and Equipment

Property and equipment consist of leasehold improvements, furniture and fixtures, computer equipment and software, building and land and are stated at cost. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life of the assets or the life of the lease which is generally ten years. Furniture and fixtures and computer equipment are depreciated using the straight-line method over the estimated service lives ranging from three to seven years. Computer software includes certain costs, including internal payroll costs incurred in connection with the development or acquisition of software for internal use and is amortized using the straight-line method over a period of three to five years. New store construction deposits are recorded at the time the deposit is made as construction-in-progress and reclassified to the appropriate property and equipment category at the time of completion of construction, when operations of the store commence. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

Other Intangible Assets

Other intangible assets consist primarily of initial costs related to trademarks and other intellectual property. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives ranging from one to three years using the straight-line method.

Other Assets

Other assets consist primarily of the non-current portion of prepaid income taxes, deferred leasing fees and deferred costs related to franchise agreements. The prepaid income taxes will amortize through income tax expense over the life of the related asset. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was $0.1 million, $0.2 million and $0.2 million for 2015, 2014 and 2013, respectively.

Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company performs an annual assessment of the store assets in the direct–to-consumer segment, based on operating performance and forecasts of future performance. Impairment charges related to this assessment were immaterial in fiscal 2015, 2014 and 2013. See Note 4 – Property and Equipment for further discussion regarding the impairment of long-lived assets.

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

Revenues from the sale of gift cards are recognized at the time of redemption. Unredeemed gift cards are included in gift cards and customer deposits on the consolidated balance sheets. For gift cards issued prior to the establishment of Build-A-Bear Card Services LLC in December 2015, the Company escheats a portion of unredeemed gift cards according to the escheatment regulations of the relevant authority that generally require remittance of the cost of merchandise portion of unredeemed gift cards over five years old. The difference between the value of gift cards and the amount escheated is recorded as income in the consolidated statement of operations. Beginning in December 2015, for gift cards issued through Build-A-Bear Card Services, gift card breakage revenue is recorded based on historical redemption patterns and represents the balance of gift cards for which the likelihood of redemption by a customer is considered remote. Breakage recorded in 2015 was $0.5 million.

The Company has a customer loyalty program, the Stuff Fur Stuff club, whereby guests enroll in the program and receive points based on the value of the transaction and receive awards for various discounts on future purchases after achieving defined point thresholds. Historical patterns for points converting into awards and ultimate award redemption are applied to actual points and awards outstanding at the respective balance sheet date to calculate the liability and corresponding adjustment to net retail sales. In 2014, the Company changed the program to eliminate certain discounts and reduced its liability by $0.5 million with a corresponding increase to net retail sales and a $0.4 million increase to net income.

Management reviews these patterns and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on the assessment at the end of 2015, 2014 and 2013, the deferred revenue liability was adjusted downward by $0.1 million, $1.3 million and $0.1 million, respectively, with corresponding increases to net retail sales. Net income was increased by $0.1 million and $1.2 million in 2015 and 2014, respectively, and net loss was decreased by $0.1 million in 2013.

Cost of Merchandise Sold

Cost of merchandise sold - retail includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Cost of merchandise sold - commercial includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers.

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

Store Preopening Expenses

Store preopening expenses consist of costs incurred prior to store openings, remodels and relocations including certain store set-up, labor and hiring costs, rental charges, payroll, marketing, travel and relocation costs. They are expensed as incurred and are included in selling, general and administrative expenses.

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $25.3 million, $25.8 million and $23.7 million for fiscal years 2015, 2014 and 2013, respectively.

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

The Company accounts for its total liability for uncertain tax positions according to the provisions of ASC 740-10-25. The Company recognizes estimated interest and penalties related to uncertain tax positions in income tax expense. See Note 7—Income Taxes for further discussion.

Income (Loss) Per Share

Under the two-class method, basic income (loss) per share is determined by dividing net income or loss allocated to common stockholders by the weighted average number of common shares outstanding during the period. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. Diluted income or loss per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

Stock-Based Compensation

The Company has share-based compensation plans covering the majority of its management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC 718. The Company recognizes compensation cost for equity awards over the requisite service period for the entire award. See Note 11 – Stock Incentive Plans. For fiscal 2015, 2014 and 2013, selling, general and administrative expense includes $2.1 million, $2.1 million and $2.8 million, respectively, of stock-based compensation expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of January 2, 2016, the assets and related liabilities of the Deferred Compensation Plan of $0.6 million are all non-current and are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets. As of January 3, 2015, the current portions of the assets and related liabilities of $0.3 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $0.5 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, short term investments, accounts payable and accrued expenses, approximates book value at January 2, 2016 and January 3, 2015.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may change significantly. Significant items subject to such estimates and assumptions include the valuation of long-lived assets, including deferred income tax assets and the determination of deferred revenue under the Company’s customer loyalty program.

Sales Tax Policy

The Company’s revenues in the consolidated statement of operations are net of sales taxes.

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. Losses in fiscal 2015 and 2014 were $2.3 million and $1.6 million, respectively. Foreign exchange transactional gains and losses were immaterial in 2013.

Recent Accounting Pronouncements – Adopted in the current year

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company early adopted ASU 2015-17 effective January 2, 2016, retrospectively. Adoption resulted in a $1.4 million decrease in total current assets, a $2.8 million increase in non-current deferred tax assets and a $1.4 million decrease in non-current other assets, net on the Consolidated Balance Sheet as of January 3, 2015 compared to the prior period presentation. The adoption had no impact on results of operations.

Recent Accounting Pronouncements – Pending adoption

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company beginning in fiscal 2018, and allows for both retrospective and modified retrospective methods of adoption. Early adoption beginning fiscal 2017 is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued disclosure guidance that requires the Company to evaluate, at each annual and interim period, whether substantial doubt exists about its ability to continue as a going concern, and if applicable, to provide related disclosures. The new guidance will be effective for the Company for the year ending December 31, 2016. This guidance is not currently expected to have a material effect on our financial statement disclosures upon adoption, although the ultimate impact will be dependent on our financial condition and expected operating outlook at such time.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company beginning in fiscal 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

(3)     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	2015	2014
Prepaid rent	$7,852	$7,848
Short-term investments	1,458	1,121
Other	7,002	6,642
Total	$16,312	$15,611

(4)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	2015	2014
Land	$2,261	$2,261
Furniture and fixtures	40,322	39,391
Computer hardware	26,277	22,720
Building	14,970	14,970
Leasehold improvements	113,981	119,894
Computer software	46,745	43,540
Construction in progress	6,871	5,034
	251,427	247,810
Less accumulated depreciation	183,686	185,044
Total, net	$67,741	$62,766

For 2015, 2014 and 2013, depreciation expense was $15.8 million, $17.6 million and $18.6 million, respectively.

In 2012, the Company made the decision to close a number of stores. The Company considers a more likely than not assessment that an individual location will close as a triggering event to review the store asset group for recoverability. As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store leasehold improvements through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and asset impairment charges of $0.3 million, $0.4 million and $1.0 million were recorded in 2015, 2014 and 2013, respectively, which are included in selling, general and administrative expenses as a component of income (loss) before income taxes in the direct-to-consumer (DTC) segment. Any remaining net book value is depreciated over the shortened expected life. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC 820-10.

(5)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2015	2014

Trademarks and other intellectual property	$14,429	$12,517
Less accumulated amortization	12,691	12,213
Total, net	$1,738	$304

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $0.5 million, $0.3 million and $0.4 million in 2015, 2014 and 2013, respectively. Estimated amortization expense related to other intangible assets in the subsequent five year period is: 2016 - $0.7 million; 2017 - $0.6 million; 2018 - $0.4 million; 2019 - $-0-; and 2020 - $-0-.

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2015	2014

Accrued wages, bonuses and related expenses	$8,035	$11,858
Sales tax payable	6,374	7,694
Accrued rent and related expenses	4,307	3,365
Current income taxes payable	570	1,141
Total	$19,286	$24,058

(7)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2015	2014	2013

Current:
Federal	$-	$-	$-
State	24	304	(68)
Foreign	1,189	3,293	6
Deferred:
Federal	(9,697)	-	-
State	(1,308)	26	56
Foreign	345	(1,961)	-
Income tax expense (benefit)	$(9,447)	$1,662	$(6)

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2015	2014	2013

Income (loss) before income taxes	$17,898	$16,024	$(2,118)
Statutory federal income tax rate	34%	34%	34%
Income tax expense (benefit) at statutory federal rate	6,085	5,448	(720)
State income taxes, net of federal tax benefit	371	310	151
Valuation allowance	(15,572)	(5,415)	386
Effect of lower foreign taxes	(622)	(372)	497
Adjustment for unrecognized tax positions	67	397	(70)
Other items, net	224	1,294	(250)
Income tax expense (benefit)	$(9,447)	$1,662	$(6)
Effective tax rate	(52.8)%	10.4%	0.3%

In 2011, the Company established a full valuation allowance on its deferred taxes in the U.S. due to significant losses and uncertainty about future earnings forecast. As of January 2, 2016, the Company recorded an income tax benefit of $9.4 million primarily due to the reduction in the valuation allowances in the U.S. The valuation allowance in the U.S. was reduced because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income in the U.S. for the three-year period ending with fiscal 2015, the implementation of tax planning strategies, and projections of future taxable income. Based on its earnings performance trend, expected continued profitability and improvements in the Company’s financial condition; management determined it was more likely than not that all of our U.S. deferred tax assets would be realized. The negative evidence considered included historical losses in certain prior years; however, the positive evidence outweighed this negative evidence. In fiscal 2014, the Company released approximately $4.4 million of U.S. related valuation allowance, consistent with the level of income generated.  Additionally, in fiscal 2014, the Company recorded an income tax benefit of $1.1 million due to the release of the valuation allowances in foreign jurisdictions, primarily the UK and Canada.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2015	2014

Deferred tax assets:
Deferred revenue	$5,129	$4,833
Accrued rents	1,704	1,746
Net operating loss carryforwards	306	613
Intangible assets	1,349	1,489
Deferred compensation	1,022	1,019
Accrued compensation	1,545	3,058
Carryforward of tax credits	928	4,250
Receivable write-offs	1,317	1,436
Inventories	656	661
Other	3,306	3,270
	17,262	22,375
Less: Valuation allowance	-	15,572
Total deferred tax assets	17,262	6,803

Deferred tax liabilities:
Depreciation	(3,494)	(1,021)
Other	(2,904)	(2,975)
Total deferred tax liabilities	(6,398)	(3,996)
Net deferred tax asset	$10,864	$2,807

Income taxes and remittance taxes have not been recorded on approximately $14.0 million of undistributed earnings of foreign operations of the Company, because the Company intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

As of January 2, 2016, the Company had total unrecognized tax benefits of $1.1 million compared to $1.0 million as of January 3, 2015.  The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Included in the unrecognized tax benefits are interest and penalties of $0.4 million and $0.3 million for 2015 and 2014, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 28, 2013	$560
Addition to reserve	200
Audit settlement release	(29)
Lapse of statute	(12)
Balance as of January 3, 2015	719
Addition to reserve	-
Audit settlement release	-
Lapse of statute	-
Balance as of January 2, 2016	$719

As of January 2, 2016, approximately $0.7 million of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized. Management does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, Ireland and Denmark), are as follows (in thousands):

	2015	2014	2013
Domestic	$13,854	$12,973	$(1,134)
Foreign	4,044	3,051	(984)
Total	$17,898	$16,024	$(2,118)

The following tax years remain open in the Company’s major taxing jurisdictions as of January 2, 2016:

United States (Federal)	2012 through 2015
United Kingdom	2009 through 2015
Canada	2012 through 2015
Ireland	2007 through 2015
Denmark	2015

(8)	Line of Credit

As of January 2, 2016, the Company has a bank line of credit that provides borrowing capacity of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of the Company’s ownership interest in foreign subsidiaries. The credit agreement expires on December 31, 2016 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. The Company is also prohibited from repurchasing shares of its common stock unless such purchase would not violate any terms of the credit agreement; the Company may not use proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of January 2, 2016: (i) the Company was in compliance with these covenants; (ii) there were no borrowings under the line of credit; and (iii) there was approximately $35.0 million available for borrowing under the line of credit.

(9)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations. Total office and retail store base rent expense was $45.3 million, $46.7 million and $46.5 million, and contingent rents were $1.2 million, $1.8 million and $1.3 million for 2015, 2014 and 2013, respectively.

Future minimum lease payments at January 2, 2016, were as follows (in thousands):

2016	$39,005
2017	30,884
2018	24,695
2019	21,722
2020	21,033
Subsequent to 2020	64,749
Total	$202,088

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Except as noted below, management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitation periods. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid $3.8 million in disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. In the 2015 fourth quarter, the Company further evaluated its position and, based on the latest facts available in the dispute, recorded its best estimate of probable loss as a provision against the related receivable. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

(10)	Net Income (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2015	2014	2013
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$27,345	$14,362	$(2,112)
Less: Earnings allocated to participating securities	520	439	-
Net income (loss)	$26,825	$13,923	$(2,112)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	16,642,269	16,908,001	16,465,138
Dilutive effect of share-based awards:	225,087	225,810	-
Weighted average number of common shares outstanding - dilutive	16,867,356	17,133,811	16,465,138
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$1.61	$0.82	$(0.13)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$1.59	$0.81	$(0.13)

In calculating diluted earnings per share for fiscal 2015, 2014 and 2013, options to purchase 65,040; 44,144; and 1,065,012 respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect under provisions of ASC 260-10.

Due to the net loss in fiscal 2013, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods because the inclusion of stock options would have been anti-dilutive.

(11)	Stock Incentive Plans

In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan (the 2002 Plan). In 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (the 2004 Plan) which the Company amended and restated in 2009 and 2014 (collectively, the Plans).

Under the Plans, as amended, up to 1,475,000 shares of common stock, in addition to shares of stock subject to awards outstanding under the 2002 Plan and the 2004 Plan that may lapse, terminate, be forfeited or otherwise expire were reserved and may be granted to employees and nonemployees of the Company. The Plans allow for the grant of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based and cash-based awards. Options granted under the Plans expire no later than 10 years from the date of the grant. The exercise price of all options, including each incentive stock option, shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provision of individual awards is at the discretion of the Compensation and Development Committee of the Company’s Board of Directors and generally ranges from one to four years.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, December 29, 2012	1,155,239	$8.53
Granted	195,512	6.56
Exercised	204,658	5.60
Forfeited	39,931	8.20
Canceled or expired	41,150	9.10
Outstanding, December 28, 2013	1,065,012	8.72
Granted	104,064	9.59
Exercised	351,856	6.64
Forfeited	96,019	21.54
Canceled or expired	6,750	8.78
Outstanding, January 3, 2015	714,451	8.14
Granted	71,517	20.58
Exercised	150,409	6.07
Forfeited	19,003	12.15
Canceled or expired	41,705	32.95
Outstanding, January 2, 2016	574,851	$8.30	6.4	$2,826

Options Exercisable As Of:
January 2, 2016	365,596	$6.36	5.3	$2,151

The expense recorded related to options granted during fiscal 2015, 2014 and 2013 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2015, 2014 and 2013 were:

	2015			2014			2013

Dividend yield		0%			0%		0%
Historical volatility	51%	-	58%		65%		65%
Risk-free rate	1.5	-	1.8%	1.7	-	2.1%	1.3%
Expected life (years)		6%		6	-	6.25	6.25

The total grant date fair value of options exercised in fiscal 2015, 2014 and 2013 was approximately $0.6 million, $0.6 million and $0.7 million, respectively. The total intrinsic value of options exercised in fiscal 2015, 2014 and 2013 was approximately $2.1 million, $1.6 million and $0.4 million, respectively. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 1,271,884 and 1,323,925 at the end of 2015 and 2014, respectively.

(b)	Restricted Stock

Recipients of time-based restricted stock awards have the right to vote and receive dividends as to all unvested shares. The following table is a summary of the balance and activity for the Plans related to unvested time-based restricted stock granted as compensation to employees and directors for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 29, 2012	860,325	$5.78
Granted	321,664	6.00
Vested	399,405	5.39
Forfeited	62,386	5.78
Outstanding, December 28, 2013	720,198	5.91
Granted	202,274	10.31
Vested	345,577	6.25
Forfeited	157,221	6.21
Outstanding, January 3, 2015	419,674	7.64
Granted	107,004	19.59
Vested	205,137	7.84
Forfeited	44,988	8.89
Outstanding, January 2, 2016	276,553	$11.93

 In 2015, the Company also awarded performance-based restricted stock subject to the achievement of pre-established pre-tax income objectives for fiscal 2015.  These shares of performance-based restricted stock had a payout opportunity ranging from 50% to 200% of the target number of shares.  The target number of shares awarded was 36,222 with a weighted average grant date fair value of $20.58 per share.  Based on the Company’s pre-tax income results for fiscal 2015, the number of shares earned was 22,458.  Additionally, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established cumulative pre-tax income goals for fiscal 2015, 2016 and 2017.  These shares of three-year performance-based restricted stock also had a payout opportunity ranging from 50% to 200% of the target number of shares.  The target number of shares awarded was 50,000 with a weighted average grant date fair value of $20.80 per share.  The Company is currently unable to estimate the number of these shares expected to be earned.

The vesting date fair value of shares that vested in fiscal 2015, 2014 and 2013 was $4.0 million, $3.7 million and $2.2 million, respectively. The aggregate unearned compensation expense related to options and restricted stock was $3.5 million as of January 2, 2016 and is expected to be recognized over a weighted average period of 1.4 years.

(12)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2013, 2014 and 2015:

Common
Stock

Shares as of December 29, 2012	17,068,182
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	346,271
Repurchase of shares	(27,533)
Shares as of December 28, 2013	17,386,920
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	300,705
Repurchase of shares	(326,990)
Shares as of January 3, 2015	17,360,635
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	141,827
Repurchase of shares	(1,706,571)
Shares as of January 2, 2016	15,795,891

(13)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $0.9 million, $0.7 million and $1.3 million, in fiscal 2015, 2014 and 2013, respectively. The total amount due to this related party as of January 2, 2016 and January 3, 2015 was immaterial.

The Company collected $0.5 million, $1.2 million and $2.1 million in 2015, 2014 and 2013, respectively, from its guests on behalf of charitable foundations controlled by a member of the Company’s board of directors and certain executive officers of the Company. Substantially all of the contributions are collected from guests at the point of sale via pin pad prompts or as a portion of the proceeds of specifically identified products. The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns. The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company. The total due to the charitable foundations as of January 2, 2016 was immaterial and was $0.4 million as of January 3, 2015.

(14)	Major Vendors

Four vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 85% of inventory purchases in fiscal 2015.  Three such vendors accounted for approximately 75% and 79% of inventory purchases in 2014 and 2013, respectively.

(15)	Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, formerly retail, international franchising, and commercial. The DTC segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland and Denmark and other retail delivery operations, including the Company’s e-commerce sites and temporary stores. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, Asia, Australia, Africa, the Middle East and Mexico. The commercial segment has been established to market the naming and branding rights of the Company’s intellectual properties for third party use. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a separate reportable segment. The reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to	International
	Consumer	Franchising	Commercial	Total
Fifty-two weeks ended January 2, 2016
Net sales to external customers	$372,715	$2,196	$2,783	$377,694
Net income before income taxes	16,053	868	977	17,898
Capital expenditures	24,307	74	7	24,388
Depreciation and amortization	16,284	134	1	16,419
Fifty-three weeks ended January 3, 2015
Net sales to external customers	$387,725	$2,531	$2,098	$392,354
Net income (loss) before income taxes	15,791	(454)	687	16,024
Capital expenditures	10,851	39	-	10,890
Depreciation and amortization	17,981	147	-	18,128
Fifty-two weeks ended December 28, 2013
Net sales to external customers	$373,173	$3,564	$2,332	$379,069
Net income (loss) before income taxes	(5,028)	2,018	892	(2,118)
Capital expenditures	19,178	184	-	19,362
Depreciation and amortization	19,016	200	-	19,216

Total Assets as of:
January 2, 2016	$206,878	$1,696	$4,760	$213,334
January 3, 2015	$204,758	$2,312	$4,984	$212,054

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

	North
	America (1)	Europe (2)	Other (3)	Total
Fifty-two weeks ended January 2, 2016
Net sales to external customers	$297,554	$78,788	$1,352	$377,694
Property and equipment, net	61,211	6,459	71	67,741
Fifty-three weeks ended January 3, 2015
Net sales to external customers	$308,939	$81,848	$1,567	$392,354
Property and equipment, net	56,400	6,366	-	62,766
Fifty-two weeks ended December 28, 2013
Net sales to external customers	$302,216	$75,133	$1,720	$379,069
Property and equipment, net	62,152	8,011	-	70,163

For purposes of this table only:

(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe

(16)	Subsequent Event

In the period after January 2, 2016, the Company repurchased approximately 132,500 shares for an aggregate of $1.5 million under share repurchase programs it adopted in 2015. As of March 11, 2016, there was approximately $7.6 million of availability under the programs.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Deductions (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2015	$15,572	$368	$(15,940)	$-
2014	20,987	-	(5,415)	15,572
2013	20,865	122	-	20,987

Receivables Allowance for Doubtful Accounts
2015	$3,248	$19	$(223)	$3,044
2014	1,889	1,432	(73)	3,248
2013	1,316	1,109	(536)	1,889

(1) Deductions from deferred tax asset valuation allowance represent reversals of previously established allowances
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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23,2016 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2*

Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.2.1*

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

10.2.3*

Form of Employee Nonqualified Stock Option Under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3.4 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1, filed on October 12, 2004, Registration No. 333-118142)

10.2.4*	Form of Restricted Stock Grant Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2006)

10.2.5*	Form of Restricted Stock Grant Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 8, 2008)

10.2.6*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 on our Registration Statement on Form S-8, filed on May 18, 2009)

10.2.7*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.2.8*

Form of the Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on May 20, 2009)

10.2.9*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 28, 2011)

10.2.10*	Third Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 12, 2014)

10.2.11*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on May 12, 2014)

10.2.12*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on May 12, 2014)

10.2.13*	2016 Performance Objectives for Chiefs (incorporated by reference from Exhibit 10.6 on our Current Report on Form 8-K, filed on March 11, 2016)

10.2.14*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.2.15*

Form of Restricted Stock Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.3*

Retirement, Separation Agreement and General Release by and between Maxine Clark and Build-A-Bear Workshop, Inc., dated January 28, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 31, 2013)

10.4*

Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on September 20, 2004, Registration No. 333-118142)

10.4.1*

First Amendment dated February 22, 2006 to the Employment, Confidentiality and Noncompete Agreement dated March 7, 2004 between Tina Klocke and the Registrant (incorporated by reference from Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.4.2*

Separation Agreement and General Release by and between Tina Klocke and the Registrant dated September 15, 2014 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on September 15, 2014)

10.5*

Amended and Restated Employment, Confidentiality and Noncompete Agreement dated April 14, 2015 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 14, 2015)

10.5.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.6*

Employment, Confidentiality and Noncompete Agreement dated December 3, 2012 between Sharon Price John and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2013)

10.6.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.7*

Employment, Confidentiality and Noncompete Agreement dated January 20, 2014 between Gina Collins and the Registrant(incorporated by reference from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 28, 2013)

10.7.1*	Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Gina Collins and Build-A-Bear Workshop, Inc.

10.8*

Employment, Confidentiality and Noncompete Agreement dated September 15, 2014 between Vojin Todorovic and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on September 15, 2014)

10.8.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.9*

 Employment, Confidentiality and Noncompete Agreement dated August 12, 2014 between Jennifer Kretchmar and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2014)

10.9.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.10*

Employment, Confidentiality and Noncompete Agreement dated April 15, 2015 between J. Christopher Hurt and the Registrant (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 14, 2015)

10.10.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.11*

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.12

Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.12.1

Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.12.2

Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.12.3

Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.12.4

Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.12.5

Ninth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 30, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012)

10.12.6

Tenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of June 30, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2012)

10.12.7

Eleventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2012)

10.12.8

Twelfth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of February 13, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2013)

10.12.9

Thirteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 30, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 2, 2013)

10.12.10

Fourteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 22, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 23, 2014)

10.12.11

Fifteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 2, 2015 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015)

10.12.12

Third Amended and Restated Loan Agreement between the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as Lender, entered into on September 27, 2005 with an effective date of May 31, 2005 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2005)

10.12.13

Second Amended and Restated Revolving Credit Note dated May 31, 2005 by the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as Borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on October 3, 2005)

10.12.14

Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.12.15

Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2008)

10.13

Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.13.1

Third Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.1 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.13.2

Fourth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.2 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.13.3	Fifth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of October 3, 2013

10.14

Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.15

Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.16*	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 10 of the Registrant’s audited consolidated financial statements included herein)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief President Bear)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

* Management contract or compensatory plan or arrangement

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 17, 2016	By:	/s/ Sharon John
Sharon John
Chief Executive Officer and Chief President Bear

	By:	/s/ Voin Todorovic
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

Signatures	Title	Date

/s/ Mary Lou Fiala	Non-Executive Chairman	March 17, 2016
Mary Lou Fiala

/s/ Maxine Clark	Director	March 17, 2016
Maxine Clark

/s/ James M. Gould	Director	March 17, 2016
James M. Gould

/s/ Timothy Kilpin	Director	March 17, 2016
Timothy Kilpin

/s/ Braden Leonard	Director	March 17, 2016
Braden Leonard

/s/ Sarah Personette	Director	March 17, 2016
Sarah Personette

/s/ Coleman Peterson	Director	March 17, 2016
Coleman Peterson

/s/ Michael Shaffer	Director	March 17, 2016
Michael Shaffer

/s/ Sharon John	Director and Chief Executive Officer and Chief President Bear	March 17, 2016
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	March 17, 2016
Voin Todorovic	(Principal Financial and Accounting Officer)