Form 10-Q
period 2016-04-02
BUILD A BEAR WORKSHOP INC
filed 2016-05-12
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was equired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 6, 2016, there were 15,817,751 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	April 2,	January 2,	April 4,
	2016	2016	2015
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,778	$45,196	$54,679
Inventories	53,982	53,877	51,170
Receivables	10,440	13,346	8,182
Prepaid expenses and other current assets	15,070	16,312	13,891
Total current assets	110,270	128,731	127,922
Property and equipment, net of accumulated depreciation of $185,915; $183,686 and $187,958, respectively	68,886	67,741	59,223
Deferred tax assets	10,863	10,864	2,835
Other intangible assets, net	1,557	1,738	252
Other assets, net	4,439	4,260	1,805
Total Assets	$196,015	$213,334	$192,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,812	$42,551	$23,504
Accrued expenses	17,960	19,286	18,666
Gift cards and customer deposits	31,617	35,391	31,982
Deferred revenue	2,485	2,633	2,739
Total current liabilities	79,874	99,861	76,891
Deferred rent	13,167	12,156	12,660
Deferred franchise revenue	681	728	890
Other liabilities	1,213	1,175	1,155

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at April 2, 2016, January 2, 2016 and April 4, 2015	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,815,211; 15,795,891 and 17,310,853 shares, respectively	158	158	173
Additional paid-in capital	65,713	66,009	70,780
Accumulated other comprehensive loss	(10,614)	(9,971)	(9,697)
Retained earnings	45,823	43,218	39,185
Total stockholders' equity	101,080	99,414	100,441
Total Liabilities and Stockholders' Equity	$196,015	$213,334	$192,037

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 2, 2016	April 4, 2015

Revenues:
Net retail sales	$94,056	$91,664
Commercial revenue	481	1,178
Franchise fees	439	551
Total revenues	94,976	93,393
Costs and expenses:
Cost of merchandise sold - retail	48,557	48,792
Cost of merchandise sold - commercial	249	360
Selling, general and administrative	39,681	37,220
Store preopening	1,244	20
Interest (income) expense, net	(27)	(51)
Total costs and expenses	89,704	86,341
Income before income taxes	5,272	7,052
Income tax expense	1,754	230
Net income	$3,518	$6,822

Foreign currency translation adjustment	(643)	(999)
Comprehensive income	$2,875	$5,823

Income per common share:
Basic	$0.22	$0.41
Diluted	$0.22	$0.40

Shares used in computing common per share amounts:
Basic	15,410,699	16,399,397
Diluted	15,592,347	16,671,340

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Thirteen weeks ended
	April 2, 2016	April 4, 2015

Cash flows from operating activities:
Net income	$3,518	$6,822
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,811	4,218
Stock-based compensation	671	450
Loss on disposal of property and equipment	111	3
Store asset impairment	50	165
Deferred taxes	4	14
Trade credit utilization	-	72
Provision for doubtful accounts	-	14
Change in assets and liabilities:
Inventories	146	405
Receivables	2,748	3,116
Prepaid expenses and other assets	(562)	1,456
Accounts payable and accrued expenses	(14,691)	(18,049)
Lease related liabilities	1,023	(675)
Gift cards and customer deposits	(3,654)	(1,824)
Deferred revenue	(180)	48
Net cash used in operating activities	(7,005)	(3,765)
Cash flows from investing activities:
Purchases of property and equipment, net	(6,185)	(2,846)
Purchases of other assets and other intangible assets	-	(32)
Proceeds from maturity of short-term investments	1,461	-
Net cash used in investing activities	(4,724)	(2,878)
Cash flows from financing activities:
Purchases of Company's common stock	(1,469)	(2,998)
Proceeds from the exercise of employee stock options, net of withholding tax payments	(410)	(458)
Net cash used in financing activities	(1,879)	(3,456)
Effect of exchange rates on cash	(810)	(611)
Net decrease in cash and cash equivalents	(14,418)	(10,710)
Cash and cash equivalents, beginning of period	45,196	65,389
Cash and cash equivalents, end of period	$30,778	$54,679

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of January 2, 2016 was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2016, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 17, 2016.

A reclassification was made in the current year presentation of the consolidated balance sheet as of April 4, 2015. The Company adjusted the classification of the impact of shares repurchased, which had previously been recorded as a deduction to additional paid-in capital, to a deduction which was allocated between additional paid-in capital and retained earnings. As a result of this reclassification, retained earnings were reduced by $4.4 million and additional paid-in capital was increased by the same amount.

Additionally, the Company early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 2, 2016, retrospectively. Adoption resulted in a $1.8 million decrease in total current assets, a $2.8 million increase in non-current deferred tax assets and a $1.0 million decrease in non-current other assets, net on the Consolidated Balance Sheet as of April 4, 2015, compared to the prior period presentation. The adoption had no impact on results of operations.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 2,	January 2,	April 4,
	2016	2016	2015
Prepaid rent	$7,833	$7,852	$8,283
Short-term investment	12	1,458	984
Other	7,225	7,002	4,624
Total	$15,070	$16,312	$13,891

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 2,	January 2,	April 4,
	2016	2016	2015

Accrued wages, bonuses and related expenses	$9,373	$8,035	$12,276
Sales tax payable	2,049	6,374	2,571
Accrued rent and related expenses	4,579	4,307	2,603
Current income taxes payable	1,959	570	1,216
Total	$17,960	$19,286	$18,666

4. Stock-based Compensation

For the thirteen weeks ended April 2, 2016 and April 4, 2015, selling, general and administrative expenses include $0.7 million and $0.5 million of stock-based compensation expense, respectively. As of April 2, 2016, there was $6.2 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

The following table is a summary of the balances and activity for the plan related to stock options for the thirteen weeks ended April 2, 2016:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 2, 2016	574,851	$8.30
Granted	211,995	13.69
Exercised	9,788	5.91
Forfeited	—	—
Canceled or expired	—	—
Outstanding, April 2, 2016	777,058	$9.80

The following table is a summary of the balances and activity for the plan related to time-based and earned performance-based restricted stock for the thirteen weeks ended April 2, 2016:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 2, 2016	276,553	$11.93	84,062	$20.70
Granted	157,160	13.47	175,945	13.69
Vested	89,748	10.67	7,039	20.56
Forfeited	—	—	—	—
Canceled or expired	—	—	12,493	20.56
Outstanding, April 2, 2016	343,965	$12.97	240,475	$15.58

The total fair value of shares of time-based and performance-based restricted stock vested during the thirteen weeks ended April 2, 2016 and April 4, 2015 was $1.2 million and $3.0 million, respectively.

In March 2016, the Company awarded performance-based restricted stock subject to the achievement of pre-established net income objectives for fiscal 2016.  Additionally, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established cumulative consolidated total net revenue goals for fiscal 2016, 2017 and 2018. These shares have a payout opportunity ranging from 50% to 200% of the target number of shares. In 2016, the number of shares earned relating to the performance shares issued in 2015 subject to the achievement of pre-established pre-tax income objectives for fiscal 2015 was 21,118.

5. Income Taxes

The effective tax rate was 33.3% for the thirteen weeks ended April 2, 2016 compared to 3.3% for the thirteen weeks ended April 4, 2015. The change in the Company’s tax rate was driven by the release of its valuation allowance on its domestic deferred tax assets in fiscal 2015.

6. Income per Share

The Company uses the two-class method to compute basic and diluted income per common share. The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 2, 2016	April 4, 2015

NUMERATOR:
Net income before allocation of earnings to participating securities	$3,518	$6,822
Less: Earnings allocated to participating securities	73	161
Net income after allocation of earnings to participating securities	$3,445	$6,661

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,410,699	16,399,397
Dilutive effect of share-based awards	181,648	271,943
Weighted average number of common shares outstanding - dilutive	15,592,347	16,671,340
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$0.22	$0.41
Diluted income per common share attributable to Build-A-Bear orkshop, Inc. stockholders	$0.22	$0.40

In calculating diluted earnings per share for the thirteen week periods ended April 2, 2016 and April 4, 2015, options to purchase 154,655 shares and 60,825 shares, respectively, of common stock that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

7. Comprehensive Income

The difference between comprehensive income and net income results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive loss balance at April 2, 2016, January 2, 2016 and April 4, 2015 is comprised entirely of foreign currency translation. For the thirteen weeks ended April 2, 2016 and April 4, 2015, there were no reclassifications out of accumulated other comprehensive loss.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (DTC), formerly retail, international franchising, and commercial. The DTC segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland and Denmark and other retail delivery operations, including the Company’s e-commerce sites and temporary stores. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe, (outside of the United Kingdom, Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-	International
	Consumer	Franchising	Commercial	Total
Thirteen weeks ended April 2, 2016
Net sales to external customers	$94,056	$439	$481	$94,976
Income before income taxes	5,196	(67)	143	5,272
Capital expenditures, net	6,179	6	-	6,185
Depreciation and amortization	3,769	41	1	3,811
Thirteen weeks ended April 4, 2015
Net sales to external customers	$91,664	$551	$1,178	$93,393
Income before income taxes	6,104	130	818	7,052
Capital expenditures, net	2,858	20	-	2,878
Depreciation and amortization	4,181	37	-	4,218

Total Assets as of:
April 2, 2016	$188,999	$1,711	$5,305	$196,015
April 4, 2015	$184,615	$2,510	$4,912	$192,037

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended April 2, 2016
Net sales to external customers	$79,507	$15,208	$261	$94,976
Property and equipment, net	61,164	7,313	409	68,886
Thirteen weeks ended April 4, 2015
Net sales to external customers	$76,646	$16,416	$331	$93,393
Property and equipment, net	53,346	5,877	-	59,223

For purposes of this table only:

(1) North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2) Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe

(3) Other includes franchise businesses outside of North America and Europe

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid $3.6 million in disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable for its best estimate of probable loss, based on the latest facts available in the dispute. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

10. Recently Issued Accounting Pronouncements

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share based compensation arrangements, including the income tax impact, classification in the statement of cash flows and forfeitures. ASU 2016-09 will be effective for the Company beginning with the interim periods of fiscal 2017. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-09 on its consolidated financial statements.

11. Subsequent Events

In April 2016, the Company amended its existing credit agreement extending the term to December 31, 2017 and increasing the amount of permitted investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by federal securities laws.  Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s annual report on Form 10-K for the year ended January 2, 2016, as filed with the SEC, and the following:

●	general global economic conditions may deteriorate, which could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending;
●	customer traffic may decrease in the shopping malls where we are located, on which we depend to attract guests to our stores;
●	we may be unable to generate interest in and demand for our interactive retail experience, or to identify and respond to consumer preferences in a timely fashion;
●	our marketing and on-line initiatives may not be effective in generating sufficient levels of brand awareness and guest traffic;
●	we may be unable to generate comparable sales growth;
●	we may be unable to effectively operate or manage the overall portfolio of our company-owned stores;
●

the outcome of the strategic alternatives evaluation process announced on May 3, 2016 is uncertain and the process may or may not result in any changes to the company’s business plan or lead to a specific action or transaction;

●	we may improperly obtain or be unable to adequately protect customer information in violation of privacy or security laws or customer expectations;
●	we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases;
●	the availability and costs of our products could be adversely affected by risks associated with international manufacturing and trade, including foreign currency fluctuation;
●	our products could become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers;
●	we may not be able to operate our international company-owned stores profitably;
●	we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team;
●	we are susceptible to disruption in our inventory flow due to our reliance on a few vendors;
●	we may be unable to effectively manage our international franchises or laws relating to those franchises may change;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property;
●	we are subject to risks associated with technology and digital operations;
●	we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise;
●	we may be unable to operate our company-owned distribution center efficiently or our third-party distribution center providers may perform poorly;
●	high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability;
●	our plans to leverage the Build-A-Bear brand to drive strategic expansion may not be successful;
●	our market share could be adversely affected by a significant, or increased, number of competitors;
●	we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our quality or sales expectations;
●	poor global economic conditions could have a material adverse effect on our liquidity and capital resources;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; and
●	we may be unable to repurchase shares of our common stock at optimal times or amounts.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of April 2, 2016, we operated 264 stores in the United States, Canada and Puerto Rico (collectively, North America), 57 stores in the United Kingdom, Ireland and Denmark (collectively, Europe) and had 76 franchised stores operating internationally under the Build-A-Bear Workshop brand.

On May 2, 2016, the Company announced that its Board of Directors had authorized an exploration of a full range of strategic alternatives to enhance total shareholder value. The Company has retained Guggenheim Securities, LLC as its financial advisor and Bryan Cave LLP as its legal counsel to assist with the strategic review. No timetable has been set for the Company’s review process. The Company does not expect to comment further or update the market with any additional information on the process unless and until its Board of Directors deems disclosure appropriate or necessary. There is no assurance that this exploration will result in any strategic alternatives being announced or executed.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-consumer (“DTC”) – Company-owned retail stores located in North America and Europe and two e-commerce sites;

•	International Franchising – Other international stores operated under franchise agreements; and

•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use.

Our company has been executing a multi-year turnaround plan since late 2012 to improve both consolidated comparable sales and profitability with an immediate goal of achieving sustained profitability. In 2015, we delivered our third consecutive year of consolidated comparable sales growth and improved profitability and believe that we are positioned to evolve our goal to one of sustained profitable growth.

In fiscal 2016, we expect to continue to build on these successes to reach more people, in more places, with more products and do it more profitably as we deliver on our MORE strategy. To this end, we are refreshing our brand, updating our aging fleet with our Discovery store, expanding globally, securing new licensed programs and developing proprietary intellectual property to extend our core consumer business and expanding our wholesale and outbound licensing programs which we expect to drive incremental, margin-accretive business.

Selected financial data attributable to each segment for the thirteen weeks ended April 2, 2016 and April 4, 2015 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable sales as one of the performance measures for our business.  Comparable sales percentage changes are based on net retail sales and exclude the impact of foreign exchange.  Stores are considered comparable beginning in their thirteenth consecutive full month of operation. The percentage change in comparable sales for the periods presented below is as follows:

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015

Comparable sales change (%)
North America	3.0%	(0.1)%
Europe	(1.8)%	14.0%
Consolidated	2.2%	2.2%

Stores	2.2%	2.0%
E-commerce	1.0%	8.8%
Consolidated	2.2%	2.2%

Our positive consolidated comparable sales was led by the performance in North America as an increase in average dollars per transaction were partially offset by a decline in transactions. We believe this was the result of our overall disciplined management of our business and the elevation of our product and marketing campaigns. Additionally, the strong performance of our new Discovery stores had a positive impact on comparable sales, particularly in North America. We believe that the decline in comparable sales in Europe was the result of the anniversary of the strong performance of licensed product, specifically Disney’s Frozen, in the 2015 first quarter.

We expect to improve comparable sales through the following key initiatives:

●

More places:  In the first quarter, our 15 Discovery stores achieved an average sales increase of 14% and continue to outpace our heritage stores on all key metrics. Through a combination of remodels and new openings, we expect to end 2016 with between 45 and 55 stores in our Discovery format, including flagship locations at Broadway at the Beach in Myrtle Beach, South Carolina; Navy Pier in Chicago, Illinois; Tivoli Gardens in Copenhagen, Denmark; and an added location in the new Disneytown at the Shanghai Disney Resort in China, expected to open in June 2016. We also expect to continue to diversify our real estate portfolio with the addition of outlet format stores, shop-in-shops and seasonal pop-up locations.

●

Targeting more people: We expect to leverage our relationships with key licensors to reach more people, particularly with the teen-plus consumer, through a compelling offering of affinity, collectible, entertainment, sports and fashion properties. We also expect to continue to deliver new licensed and internally developed programs to extend our core consumer base.

●

Developing more products: In addition to our best in class licensing relationships, we plan to continue to develop and expand our offering of intellectual property concepts such as Honey Girls, Promise Pets, the holiday-specific Merry Mission and Horses and Hearts collections that are supported by digital content including music, videos and games. This story-telling marketing approach is expected to continue to drive higher than average units per transaction.

●

Driving more profitability: We expect to increase 2016 GAAP pre-tax income by 15% to 25% over our 2015 fiscal results by the disciplined execution of our stated strategies including those initiatives detailed above as well as our on-going efforts in process improvement, system upgrades, value engineering and strategic pricing to enhance merchandise margins and drive an increase in average dollars per transaction.

 Stores

Company-owned Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	Thirteen Weeks Ended
	April 2, 2016			April 4, 2015
	North			North
	America	Europe	Total	America	Europe	Total
Beginning of period	269	60	329	265	59	324
Opened	1	-	1	-	1	1
Closed	(6)	(3)	(9)	(8)	-	(8)
End of period	264	57	321	257	60	317

During 2016, we expect to expand our owned and operated locations by adding approximately 10 to 15 stores, net of closures. Through a combination of remodels and new openings, we expect to end the year with between 45 and 55 stores in our Discovery format, including select flagship locations, both domestic and internationally. As of April 2, 2016, we operated 15 stores in our Discovery format and expect to open a minimum of 30 additional new or remodeled Discovery locations in the remainder of the year, with the majority of these occurring in the second quarter. We also expect to continue to diversify our real estate portfolio with the addition of more outlet format stores, shop-in-shops and seasonal pop-up locations. We plan to update stores primarily in conjunction with natural lease events including new store openings, relocations and lease required remodels. We also expect to close select stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

International Franchise Revenue

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our company-owned stores. As of April 2, 2016, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries. The number of international franchised stores, inclusive of pop-up stores and shop-in-shop locations, opened and closed for the periods presented below are summarized as follows:

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Beginning of period	77	73
Opened	1	-
Closed	(2)	(2)
End of period	76	71

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

 Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

	Thirteen weeks ended
	April 2,	April 4,
	2016	2015
Revenues:
Net retail sales	99.0%	98.1%
Franchise fees	0.5	0.6
Commercial revenue	0.5	1.3
Total revenues	100.0	100.0
Costs and expenses:
Cost of merchandise sold - retail (1)	51.6	53.2
Cost of merchandise sold - commercial (1)	51.8	30.6
Selling, general and administrative	41.8	39.9
Store preopening	1.3	0.0
Interest expense (income), net	(0.0)	(0.1)
Total costs and expenses	94.4	92.4
Income before income taxes	5.6	7.6
Income tax expense	1.8	0.2
Net income	3.7	7.3
Retail gross margin %	48.4%	46.8%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.

Thirteen weeks ended April 2, 2016 compared to thirteen weeks ended April 4, 2015

Total revenues. Total revenues were $95.0 million for the thirteen weeks ended April 2, 2016 as compared to $93.4 million for the thirteen weeks ended April 4, 2015, an increase of $1.6 million, or 1.7%. Net retail sales were $94.1 million for the thirteen weeks ended April 2, 2016 as compared to $91.7 million for the thirteen weeks ended April 4, 2015, an increase of $2.4 million, or 2.6%. The components of this increase are as follows (dollars in millions):

Impact of store closures	$(2.6)
Increase in comparable sales	1.9
Increase from new stores	1.8
Change in deferred revenue estimates, including breakage	1.6
Impact of foreign currency translation	(1.1)
Increase in non-comparable stores, primarily remodels and relocations	0.4
Increase from other retail	0.4
$2.4

Our positive consolidated comparable sales was led by the performance in North America as an increase in average dollars per transaction were partially offset by a decline in transactions. We believe this was the result of our overall disciplined management of our business and the elevation of our product and marketing campaigns. Additionally, the strong performance of our new Discovery stores had a positive impact on comparable sales, particularly in North America. We believe that the decline in comparable sales in Europe was the result of the anniversary of the strong performance of licensed product, specifically Disney’s Frozen, in the 2015 first quarter.

Commercial revenue was $0.5 million for the thirteen weeks ended April 2, 2016 compared to $1.2 million for the thirteen weeks ended April 4, 2015, a decrease of $0.7 million, resulting from the timing of wholesale sales in 2015. Revenue from international franchise fees was $0.4 million and $0.6 million for the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively, the decrease resulting from a decline in sales at franchised stores.

Retail gross margin. Retail gross margin was $45.5 million for the thirteen weeks ended April 2, 2016 as compared to $42.9 million for the thirteen weeks ended April 4, 2015, an increase of $2.6 million, or 6.1%. As a percentage of net retail sales, retail gross margin was 48.4% for the thirteen weeks ended April 2, 2016 as compared to 46.8% for the thirteen weeks ended April 2, 2016, an increase of 160 basis points as a percentage of net retail sales. Our retail gross margin improvement was primarily driven by the increase in net retail sales from gift card breakage revenue, leverage on fixed occupancy costs and a 40 basis point expansion in merchandise margin.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses were $39.7 million for the thirteen weeks ended April 2, 2016 as compared to $37.2 million for the thirteen weeks ended April 4, 2015, an increase of $2.5 million, or 6.6%. As a percentage of total revenues, SG&A expenses were 41.8% for the thirteen weeks ended April 2, 2016 as compared to 39.9% for the thirteen weeks ended April 4, 2015, an increase of 190 basis points. This increase was primarily the result of a decision to shift marketing expenses to the first half of 2016, increased compensation expense to support growth in the business, investments in new business initiatives and international expansion. Additionally, in 2016, gift card breakage is a component of net retail sales while in 2015, it was an offset to SG&A expense.

Store preopening. Store preopening expenses were $1.2 million for the thirteen weeks ended April 2, 2016 as compared to $20,000 for the thirteen weeks ended April 4, 2015, an increase of $1.2 million. Store preopening expenses for the thirteen weeks ended April 2, 2016 were predominantly associated with openings of new and remodeled Discovery format stores in the first quarter along with a portion of planned second quarter openings. We opened four of these locations in the fiscal 2016 first quarter and expect to open a minimum of 30 additional new or remodeled Discovery stores in the remainder of the year, with the majority of these occurring in the second quarter.

Interest expense (income), net. Interest income, net of interest expense, was $27,000 for the thirteen weeks ended April 2, 2016 as compared to $51,000 for the thirteen weeks ended April 4, 2015.

Income tax expense. Income tax expense was $1.8 million with a tax rate of 33.3% for the thirteen weeks ended April 2, 2016 compared to tax expense of $0.2 million with a tax rate of 3.3% for the thirteen weeks ended April 4, 2015, an increase of $1.5 million. The change in the Company’s tax rate as compared to the prior year’s first quarter was driven by the release of the valuation allowance on domestic deferred tax assets in fiscal 2015.

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

Operating Activities. Cash used in operating activities was $7.0 million for the thirteen weeks ended April 2, 2016 compared with $3.8 million for the thirteen weeks ended April 4, 2015, an increase of $3.2 million. This increase in cash used in operating activities over the year ago period was primarily due to the decrease in net income and increase in revenue from gift card redemptions partially offset by the timing of inventory payments.

Investing Activities. Cash used in investing activities was $4.7 million for the thirteen weeks ended April 2, 2016 as compared to $2.9 million for the thirteen weeks ended April 4, 2015, an increase of $1.8 million. Cash used in investing activities during the thirteen weeks ended April 2, 2016 primarily related to store construction and upgrades and purchases of information technology infrastructure, partially offset by the maturity of short-term investments. Cash used in investing activities during the thirteen weeks ended April 4, 2015 primarily related to upgrades and purchases of central office information technology systems and equipment and store construction and maintenance.

Financing Activities. Cash used in financing activities in the thirteen weeks ended April 2, 2016 was $1.9 million as purchases of our stock used cash of $1.5 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.4 million. Cash used in the thirteen weeks ended April 4, 2015 was $3.5 million as purchases of our stock used cash of $3.0 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. No borrowings were made under our line of credit in either the thirteen weeks ended April 2, 2016 or April 4, 2015.

Capital Resources. As of April 2, 2016, we had a consolidated cash balance of $30.8 million, more than half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in certain of our foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. On April 25, 2016, we amended the existing credit agreement extending the term to December 31, 2017 and increasing the amount of permitted investment. As of April 2, 2016: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; and (iii) there was approximately $35.0 million available for borrowing under the line of credit.

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

In fiscal 2016, we expect to spend a total of $25 million to $30 million on capital expenditures. Capital spending through the thirteen weeks ended April 2, 2016 totaled $6.2 million, on track with our full year plans. Capital spending in fiscal 2016 is expected to primarily support our store activity, including both remodels and new stores, and investment in IT infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.  Our credit agreement expires on December 31, 2017.

In November 2015, the board adopted a share repurchase program authorizing the repurchase of up to $15 million of our common stock until March 31, 2016. This program authorized us to purchase our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding was cash on hand. The timing and amount of share repurchases depended on price, market conditions, applicable regulatory requirements, and other factors. Shares repurchased under this program were subsequently retired. Under this program, we repurchased approximately 615,000 shares at an average price of $12.05 per share for an aggregate amount of $7.4 million. This program expired on March 31, 2016.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 17, 2016, which includes audited consolidated financial statements for our 2015, 2014 and 2013 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2015 Form 10-K.

Recent Accounting Pronouncements

See Note 10 – Recently Issued Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 as filed with the SEC on March 17, 2016.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 2, 2016, the end of the period covered by this Quarterly Report.

It should be noted that our management, including the President and Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 as filed with the Securities and Exchange Commission on March 17, 2016, except for the addition of the following risk factor:

The outcome of the strategic alternatives evaluation process announced on May 3, 2016 is uncertain and the process may or may not result in any changes to the Company’s business plan or lead to a specific action or transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)
Jan. 3, 2016 – Jan. 30, 2016	133,109	$11.10	132,502	$7,621,110
Jan. 31, 2016 – Feb. 27, 2016	—	—	—	$7,621,110
Feb. 28, 2016 – Apr. 2, 2016	35,633	$12.92	—	$—
Total	168,742	$11.48	132,502

(1)

Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)

In November 2015, the board adopted a share repurchase program authorizing the repurchase of up to $15 million of our common stock. Shares repurchased under this program were subsequently retired. This program expired on March 31, 2016.

Item 6. Exhibits.

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1

Joinder and Sixteenth Amendment to Loan Documents between Build-A-Bear Card Services, LLC, Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 25, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 28, 2016)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2016

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)