Form 10-Q
period 2016-07-02
BUILD A BEAR WORKSHOP INC
filed 2016-08-11
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2016

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

As of August 5, 2016, there were 15,854,728 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	July 2,	January 2,	July 4,
	2016	2016	2015
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,156	$45,196	$41,813
Inventories	55,463	53,877	50,359
Receivables	9,380	13,346	7,693
Prepaid expenses and other current assets	13,817	16,312	14,173
Total current assets	88,816	128,731	114,038

Property and equipment, net of accumulated depreciation of $183,829; $183,686 and $191,103, respectively	69,872	67,741	58,439
Deferred tax assets	10,944	10,864	2,821
Other intangible assets, net	1,859	1,738	382
Other assets, net	4,869	4,260	1,904
Total Assets	$176,360	$213,334	$177,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,404	$42,551	$23,140
Accrued expenses	10,427	19,286	13,269
Gift cards and customer deposits	28,864	35,391	29,746
Deferred revenue	2,250	2,633	2,596
Total current liabilities	63,945	99,861	68,751

Deferred rent	14,412	12,156	11,700
Deferred franchise revenue	636	728	836
Other liabilities	927	1,175	1,113

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 2, 2016, January 2, 2016 and July 4, 2015	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,856,305; 15,795,891 and 16,950,205 shares, respectively	159	158	170
Additional paid-in capital	66,455	66,009	69,598
Accumulated other comprehensive loss	(11,696)	(9,971)	(8,503)
Retained earnings	41,522	43,218	33,919
Total stockholders' equity	96,440	99,414	95,184
Total Liabilities and Stockholders' Equity	$176,360	$213,334	$177,584

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Revenues:
Net retail sales	$73,928	$80,279	$167,984	$171,943
Commercial revenue	798	187	1,279	1,364
Franchise fees	413	548	852	1,099
Total revenues	75,139	81,014	170,115	174,406

Costs and expenses:
Cost of merchandise sold - retail	42,760	45,378	91,317	94,170
Cost of merchandise sold - commercial	429	183	678	542
Selling, general and administrative	37,050	35,691	76,731	72,911
Store preopening	1,154	242	2,398	262
Interest expense (income), net	(11)	(42)	(38)	(93)
Total costs and expenses	81,382	81,452	171,086	167,792

(Loss) income before income taxes	(6,243)	(438)	(971)	6,614
Income tax (benefit) expense	(1,942)	190	(188)	420
Net (loss) income	$(4,301)	$(628)	$(783)	$6,194

Foreign currency translation adjustment	(1,082)	1,194	(1,725)	195
Comprehensive (loss) income	$(5,383)	$566	$(2,508)	$6,389

(Loss) income per common share:
Basic	$(0.28)	$(0.04)	$(0.05)	$0.36
Diluted	$(0.28)	$(0.04)	$(0.05)	$0.35

Shares used in computing common per share amounts:
Basic	15,486,462	16,861,458	15,448,580	16,917,272
Diluted	15,486,462	16,861,458	15,448,580	17,162,024

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	July 2, 2016	July 4, 2015

Cash flows from operating activities:
Net (loss) income	$(783)	$6,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,619	8,233
Stock-based compensation	1,497	970
Loss on disposal of property and equipment	132	73
Impairment of store assets	94	258
Deferred taxes	41	(2)
Trade credit utilization	-	139
Provision for doubtful accounts	-	14
Change in assets and liabilities:
Inventories	(2,131)	1,681
Receivables	3,554	3,788
Prepaid expenses and other assets	(190)	1,172
Accounts payable and accrued expenses	(27,706)	(24,458)
Lease related liabilities	2,329	(1,653)
Gift cards and customer deposits	(6,256)	(3,891)
Deferred revenue	(437)	(142)
Net cash used in operating activities	(22,237)	(7,624)
Cash flows from investing activities:
Purchases of property and equipment	(11,317)	(5,842)
Purchases of other assets and other intangible assets	(565)	(238)
Proceeds from sale or maturitiy of short term investments	1,461	-
Cash used in investing activities	(10,421)	(6,080)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(495)	(633)
Purchases of Company's common stock	(1,469)	(9,164)
Cash used in financing activities	(1,964)	(9,797)
Effect of exchange rates on cash	(418)	(75)
Net decrease in cash and cash equivalents	(35,040)	(23,576)
Cash and cash equivalents, beginning of period	45,196	65,389
Cash and cash equivalents, end of period	$10,156	$41,813

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

A reclassification was made in the current year presentation of the consolidated balance sheet as of July 4, 2015. The Company adjusted the classification of the impact of shares repurchased, which had previously been recorded as a deduction to additional paid-in capital, to a deduction which was allocated between additional paid-in capital and retained earnings. As a result of this reclassification, retained earnings were reduced by $9.1 million and additional paid-in capital was increased by the same amount.

Additionally, the Company early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 2, 2016, retrospectively. Adoption resulted in a $1.7 million decrease in total current assets, a $2.8 million increase in non-current deferred tax assets and a $1.1 million decrease in non-current other assets, net on the Consolidated Balance Sheet as of July 4, 2015, compared to the prior period presentation. The adoption had no impact on results of operations.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 2,	January 2,	July 4,
	2016	2016	2015
Prepaid rent	$6,920	$7,852	$8,432
Short-term investment	-	1,458	895
Other	6,897	7,002	4,846
Total	$13,817	$16,312	$14,173

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 2,	January 2,	July 4,
	2016	2016	2015
Accrued wages, bonuses and related expenses	$4,787	$8,035	$6,088
Sales tax payable	1,284	6,374	2,893
Accrued rent and related expenses	4,062	4,307	3,675
Current income taxes payable	294	570	613
Total	$10,427	$19,286	$13,269

4. Stock-based Compensation

For the thirteen and twenty-six weeks ended July 2, 2016, selling, general and administrative expense includes $0.8 million and $1.5 million, respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended July 4, 2015, selling, general and administrative expense includes $0.5 million and $1.0 million, respectively, of stock-based compensation expense. As of July 2, 2016, there was $6.0 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.5 years.

The following table is a summary of the balances and activity for the plan related to time-based and earned performance-based restricted stock for the thirteen weeks ended July 2, 2016:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 2, 2016	276,553	$11.93	84,062	$20.70
Granted	200,547	13.60	175,945	13.69
Vested	146,391	11.16	7,039	20.56
Forfeited	4,171	13.35	—	—
Canceled or expired	—	—	12,493	20.56
Outstanding, July 2, 2016	326,538	$13.30	240,475	$15.58

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

The total fair value of shares vested during the twenty-six weeks ended July 2, 2016 and July 4, 2015 was $1.6 million and $3.9 million, respectively.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended July 2, 2016:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 2, 2016	574,851	$8.30
Granted	211,995	13.69
Exercised	23,311	5.90
Forfeited	—	—
Canceled or expired	—	—
Outstanding, July 2, 2016	763,535	$9.87

5. Income Taxes

In years prior to 2015, the Company recorded a valuation allowance on substantially all of its domestic deferred tax assets. The effective tax rate was 31.1% and 19.4% for the thirteen and twenty-six weeks ended July 2, 2016, respectively, compared to (43.4%) and 6.4% for the thirteen and twenty-six weeks ended July 4, 2015, respectively. The 2016 effective tax rate differed from the statutory rate of 34% primarily due to the effect of permanent differences and a discrete item. The 2015 effective tax rate differed from the statutory rate primarily attributable to the valuation allowance still recorded on its domestic deferred tax assets as of July 4, 2015.

6. (Loss) Income per Share

The Company uses the two-class method to compute basic and diluted (loss) income per common share. In periods of loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

NUMERATOR:
Net (loss) income before allocation of earnings to participating securities	$(4,301)	$(628)	$(783)	$6,194
Less: Earnings allocated to participating securities	-	-	-	127
Net (loss) income after allocation of earnings to participating securities	$(4,301)	$(628)	$(783)	$6,067

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,486,462	16,861,458	15,448,580	16,917,272
Dilutive effect of share-based awards:	-	-	-	244,752
Weighted average number of common shares outstanding - dilutive	15,486,462	16,861,458	15,448,580	17,162,024
Basic (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.28)	$(0.04)	$(0.05)	$0.36
Diluted (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.28)	$(0.04)	$(0.05)	$0.35

In calculating diluted (loss) income per share for the thirteen and twenty-six week periods ended July 2, 2016, options to purchase 763,535 shares of common stock that were outstanding at the end of the period were not included in the computation of diluted net loss per share due to their anti-dilutive effect. For the thirteen and twenty-six week periods ended July 4, 2015, the number of options to purchase common shares that were excluded from the calculation was 609,043 and 69,114 shares, respectively.

Due to the net loss for the thirteen week periods ended July 2, 2016 and July 4, 2015 and in the twenty-six week period ended July 2, 2016, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

7. Comprehensive (Loss) Income

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar.  The accumulated other comprehensive loss balance at July 2, 2016, January 2, 2016 and July 4, 2015 is comprised entirely of foreign currency translation.  For the thirteen and twenty-six weeks ended July 2, 2016 and July 4, 2015, there were no reclassifications out of accumulated other comprehensive loss.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (DTC), formerly retail, international franchising, and commercial. The DTC segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, Denmark and China and other retail delivery operations, including the Company’s e-commerce sites and temporary stores. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the United Kingdom, Ireland and Denmark), Asia (outside of China), Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Thirteen weeks ended July 2, 2016
Net sales to external customers	$73,928	$798	$413	$75,139
Income (loss) before income taxes	(6,648)	270	135	(6,243)
Capital expenditures, net	5,677	-	20	5,697
Depreciation and amortization	3,785	1	22	3,808

Thirteen weeks ended July 4, 2015
Net sales to external customers	$80,279	$187	$548	$81,014
Income (loss) before income taxes	(684)	4	242	(438)
Capital expenditures, net	3,190	-	12	3,202
Depreciation and amortization	3,982	-	33	4,015

Twenty-six weeks ended July 2, 2016
Net sales to external customers	$167,984	$1,279	$852	$170,115
Income (loss) before income taxes	(1,452)	413	68	(971)
Capital expenditures, net	11,857	-	25	11,882
Depreciation and amortization	7,571	1	47	7,619

Twenty-six weeks ended July 4, 2015
Net sales to external customers	$171,943	$1,364	$1,099	$174,406
Income before income taxes	5,420	822	372	6,614
Capital expenditures, net	6,048	-	32	6,080
Depreciation and amortization	8,163	-	70	8,233

Total Assets as of:
July 2, 2016	$168,827	$5,377	$2,156	$176,360
July 4, 2015	$170,545	$4,845	$2,194	$177,584

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 2, 2016
Net sales to external customers	$61,371	$13,430	$338	$75,139
Property and equipment, net	61,263	7,548	1,061	69,872
Thirteen weeks ended July 4, 2015
Net sales to external customers	$64,472	$16,213	$329	$81,014
Property and equipment, net	52,604	5,835	-	58,439

Twenty-six weeks ended July 2, 2016
Net sales to external customers	$140,878	$28,638	$599	$170,115
Property and equipment, net	61,263	7,548	1,061	$69,872
Twenty-six weeks ended July 4, 2015
Net sales to external customers	$141,119	$32,628	$659	$174,406
Property and equipment, net	52,604	5,835	-	58,439

For purposes of this table only:

(1)  North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2)  Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe

(3)  Other includes franchise businesses outside of North America and Europe and, beginning in 2016, a company-owned store in China

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid $3.4 million in disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable for its best estimate of probable loss, based on the latest facts available in the dispute. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

10. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company beginning in fiscal 2018, and allows for both retrospective and modified retrospective methods of adoption. Early adoption beginning in fiscal 2017 is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2014-09 on its consolidated financial statements.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of July 2, 2016, we operated 263 stores in the United States, Canada and Puerto Rico (collectively, North America), 57 stores in the United Kingdom, Ireland and Denmark (collectively, Europe), one store in China and had 77 franchised stores operating internationally under the Build-A-Bear Workshop brand.

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

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-consumer (“DTC”) – Company-owned retail stores located in North America, Europe and, beginning in 2016, China and two e-commerce sites;

•	International Franchising – Other international stores operated under franchise agreements; and

•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use.

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

Selected financial data attributable to each segment for the thirteen and twenty-six week periods ended July 2, 2016 and July 4, 2015 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable sales as one of the performance measures for our business.  Comparable sales percentage changes are based on net retail sales and exclude the impact of foreign exchange.  Stores are considered comparable beginning in their thirteenth consecutive full month of operation. The percentage change in consolidated comparable sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Comparable sales change (%)
North America	(8.3)%	6.4%	(2.1)%	2.7%
Europe	(10.0)%	19.0%	(5.9)%	16.4%
Consolidated	(8.6)%	8.8%	(2.8)%	5.1%

Stores	(9.3)%	8.7%	(3.1)%	5.0%
E-commerce	11.7%	11.4%	5.6%	9.9%
Consolidated	(8.6)%	8.8%	(2.8)%	5.1%

We believe the decrease in consolidated comparable sales for the fiscal 2016 second quarter is primarily attributable to strong performance of last year’s Minion’s collection which had a peak in consumer interest fueling significant sales in last year’s second quarter. For the first half of 2016, we believe the decrease in consolidated comparable sales is primarily attributable to this second quarter decline, partially offset by the positive consolidated comparable store sales performance in North America in the first quarter of 2016. We believe the growth in North America in the first quarter was the result of our overall disciplined management of our business and the success of key initiatives of our strategic plan.

We expect to improve consolidated comparable sales through the following key initiatives:

●

Expanding into more places: In the first half of 2016, our 31 Discovery stores continued to deliver positive results compared to our heritage stores on key metrics including sales growth and contribution margin. Through a combination of remodels and new openings, we expect to end 2016 with between 50 and 55 stores in our Discovery format. We also expect to continue to diversify our real estate portfolio beyond traditional malls with the addition of outlet format stores, shop-in-shops and seasonal pop-up locations;

●

Attracting more people: We expect to leverage our relationships with key licensors to reach more people, particularly with the teen-plus consumer, through a compelling offering of affinity, collectible, entertainment, sports and fashion properties. The teen-plus consumer segment over indexes for online purchases and we expect to build on the eight consecutive quarters of consolidated e-commerce growth that we have delivered as we roll out enhanced enterprise selling capabilities that allow consumers to order in store for home delivery in stores across the U.S. We also expect to attract new consumers with products tied to key entertainment properties including licensed products in a new Disney Princess collection, a product line tied to DreamWorks Animation’s upcoming film, Trolls, and the addition of updated products in our Star Wars collection; and

●

Developing more products: In addition to our best in class licensing relationships, we plan to continue to develop and expand our offering of intellectual property concepts such as Honey Girls, Promise Pets, the holiday-specific Merry Mission and Horses and Hearts collections that are supported by digital content including music, videos and games. By building the story-telling components of the collections, we expect to continue to build units and dollars per transaction as these properties have high attachment rates of accessories to plush.

Strategy

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America and Europe for the periods presented:

	Twenty-six Weeks Ended
	July 2, 2016				July 4, 2015
	North				North
	America	Europe	Asia	Total	America	Europe	Asia	Total
Beginning of period	269	60	-	329	265	59	-	324
Opened	6	-	1	7	2	1	-	3
Closed	(12)	(3)	-	(15)	(12)	-	-	(12)
End of period	263	57	1	321	255	60	-	315

During 2016, we expect to expand our owned and operated locations by adding approximately 15 to 20 stores, net of closures. Through a combination of remodels and new openings, we expect to end the year with between 50 and 55 stores in our Discovery format, including select flagship locations, both domestic and internationally. As of July 2, 2016, we operated 31 stores in our Discovery format and expect to open an additional 20 to 25 new or remodeled Discovery locations in the remainder of the year. We also expect to continue to diversify our real estate portfolio with the addition of more outlet format stores, shop-in-shops and seasonal pop-up locations. We plan to update stores primarily in conjunction with natural lease events including new store openings, relocations and lease required remodels. We also expect to close select stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

International Franchise Locations

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our company-owned stores. As of July 2, 2016, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries. The number of international franchised stores, inclusive of pop-up stores and shop-in-shop locations, that opened or closed in the periods presented below are summarized as follows:

	Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015
Beginning of period	77	73
Opened	4	5
Closed	(4)	(4)
End of period	77	74

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  In 2016, our international strategy is to leverage the improving strength in our company-owned stores to restructure and extend our international footprint. Key franchisees have started to apply our successful real estate strategies including opening pop-up stores to assess long-term potential and adding shop-in-shops with select partners. We expect to develop market expansion through both new and existing franchisees and a company-owned store model. We believe there is a market potential for approximately 300 international stores outside of the countries in North America and Europe where we currently have company-owned stores.

 Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Revenues:
Net retail sales	98.4%	99.1%	98.7%	98.6%
Commercial revenue	1.1	0.2	0.8	0.8
Franchise fees	0.5	0.7	0.5	0.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	57.8	56.5	54.4	54.8
Cost of merchandise sold - commercial (1)	53.8	97.9	53.0	39.7
Selling, general and administrative	49.3	44.1	45.1	41.8
Store preopening	1.5	0.3	1.4	0.2
Interest expense (income), net	(0.0)	(0.1)	(0.0)	(0.1)
Total costs and expenses	108.3	100.5	100.6	96.2

(Loss) income before income taxes	(8.3)	(0.5)	(0.6)	3.8
Income tax (benefit) expense	(2.6)	0.2	(0.1)	0.2
Net (loss) income	(5.7)	(0.8)	(0.5)	3.6

Retail Gross Margin %	42.2%	43.5%	45.6%	45.2%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.

Thirteen weeks ended July 2, 2016 compared to thirteen weeks ended July 4, 2015

Total revenues. Total revenues were $75.1 million for the thirteen weeks ended July 2, 2016 compared to $81.0 million for the thirteen weeks ended July 4, 2015, a decrease of $5.9 million, or 7.3%. Net retail sales were $73.9 million for the thirteen weeks ended July 2, 2016 as compared to $80.3 million for the thirteen weeks ended July 4, 2015, a decrease of $6.4 million, or 7.9%. The components of this decrease are as follows:

Thirteen weeks ended
July 2,
2016
(dollars in millions)
Decrease in consolidated comparable sales	$(6.2)
Impact of store closures	(2.4)
Increase from new stores	2.1
Impact of foreign currency translation	(1.2)
Change in deferred revenue estimates, including gift card breakage	1.0
Increase from other retail	0.2
Increase in non-comparable stores, primarily remodels and relocations	0.1
$(6.4)

We believe the decrease in consolidated comparable sales for the thirteen weeks ended July 2, 2016 was primarily attributable to the strong performance of our Minion’s collection last year. Additionally, the strong performance of our new Discovery stores had a positive impact on cconsolidated omparable sales, particularly in North America. Commercial revenue was $0.8 million and $0.2 million for the thirteen weeks ended July 2, 2016 and July 4, 2015, respectively, primarily resulting from the timing of wholesale sales activities. Revenue from franchise fees was $0.4 million and $0.5 million for the thirteen weeks ended July 2, 2016 and July 4, 2015, respectively.

Retail gross margin. Retail gross margin was $31.2 million for the thirteen weeks ended July 2, 2016, compared to $34.9 million for the thirteen weeks ended July 4, 2015, a decrease of $3.7 million, or 10.4%. As a percentage of net retail sales, retail gross margin was 42.2% for the thirteen weeks ended July 2, 2016 compared to 43.5% for the thirteen weeks ended July 4, 2015. This decline of 130 basis points as a percentage of net retail sales was primarily driven by 140 basis points of deleverage of fixed occupancy cost offset by a 10 basis point expansion in merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses were $37.1 million for the thirteen weeks ended July 2, 2016 compared to $35.7 million for the thirteen weeks ended July 4, 2015, an increase of $1.4 million, or 3.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 49.3% for the thirteen weeks ended July 2, 2016 compared to 44.1% for the thirteen weeks ended July 4, 2015, an increase of 520 basis points. The dollar increase was primarily due to unrealized currency losses due to the re-measurement of the balance sheet driven by the significant movement in the British pound sterling, investments in new business initiatives and international expansion to support the execution of our stated strategies, the timing of marketing expenditures and the costs associated with the review of strategic alternatives.

Store preopening. Store preopening expenses were $1.2 million for the thirteen weeks ended July 2, 2016 as compared to $0.2 million for the thirteen weeks ended July 4, 2015, an increase of $1.0 million. Store preopening expenses for the thirteen weeks ended July 2, 2016 were predominantly associated with openings of new and remodeled Discovery format stores in the first half of the year along with a portion of planned third quarter openings.

Interest expense (income), net. Interest income, net of interest expense was $11,000 for the thirteen weeks ended July 2, 2016, compared to $42,000 for the thirteen weeks ended July 4, 2015.

Provision for income taxes. The income tax provision was a benefit of $1.9 million for the thirteen weeks ended July 2, 2016 as compared to an income tax expense of $0.2 million for the thirteen weeks ended July 4, 2015. The effective tax rate was 31.1% for the thirteen weeks ended July 2, 2016 compared to (43.4)% for the thirteen weeks ended July 4, 2015. The 2015 effective tax rate fluctuation was attributable to the effect of the pretax book loss for the thirteen weeks ended July 4, 2015 and the valuation allowance still recorded on our domestic deferred tax assets as of that date.

Twenty-six weeks ended July 2, 2016 compared to twenty-six weeks ended July 4, 2015

Total revenues. Total revenues were $170.1 million for the twenty-six weeks ended July 2, 2016 as compared to $174.4 million for the twenty-six weeks ended July 4, 2015, a decrease of $4.3 million, or 2.5%. Net retail sales were $168.0 million for the twenty-six weeks ended July 2, 2016 as compared to $171.9 million for the twenty-six weeks ended July 4, 2015, a decrease of $3.9 million, or 2.3%. The components of this decrease are as follows:

Twenty-six weeks ended
July 2, 2016
(dollars in millions)
Decrease in consolidated comparable sales	$(4.4)
Impact of store closures	(5.0)
Increase from new stores	3.9
Impact of foreign currency translation	(2.3)
Change in deferred revenue estimates, including gift card breakage	2.7
Increase from other retail	0.7
Increase in non-comparable stores, primarily remodels and relocations	0.5
$(3.9)

We believe the decrease in consolidated comparable sales for the twenty-six weeks ended July 2, 2016 was primarily attributable to the strong performance of our Minion’s collection in last year’s second quarter partially offset by the positive consolidated comparable store sales performance in North America in the first quarter of 2016 as an increase in average dollars per transaction was partially offset by a decline in transactions. We believe this was the result of our overall disciplined management of our business and the elevation of our product and marketing campaigns. Additionally, the strong performance of our new Discovery stores had a positive impact on comparable sales, particularly in North America.

Commercial revenue was $1.3 million for the twenty-six weeks ended July 2, 2016 compared to $1.4 million for the twenty-six weeks ended July 4, 2015, a decrease of $0.1 million. Revenue from franchise fees was $0.9 million for the twenty-six weeks ended July 2, 2016 compared to $1.1 million for the twenty-six weeks ended July 4, 2015, a decrease of $0.2 million.

Retail gross margin. Retail gross margin was $76.7 million for the twenty-six weeks ended July 2, 2016 compared to $77.8 million for the twenty-six weeks ended July 4, 2015, a decrease of $1.1 million, or 1.4%. As a percentage of net retail sales, retail gross margin increased to 45.6% for the twenty-six weeks ended July 2, 2016 from 45.2% for the twenty-six weeks ended July 4, 2015. This 40 basis point improvement was primarily driven by expansion in merchandise margin and a decrease in overall occupancy costs partially offset by increases in warehousing and distribution costs.

Selling, general and administrative. Selling, general and administrative expenses were $76.7 million for the twenty-six weeks ended July 2, 2016 as compared to $72.9 million for the twenty-six weeks ended July 4, 2015, an increase of $3.8 million, or 5.2%. As a percentage of total revenues, selling, general and administrative expenses increased to 45.1% for the twenty-six weeks ended July 2, 2016 as compared to 41.8% for the twenty-six weeks ended July 4, 2015, an increase of 330 basis points. The dollar increase was primarily due to investments in new business initiatives and international expansion to support the execution of our stated strategies, the timing of marketing expenditures and the costs associated with the review of strategic alternatives.

Store preopening. Store preopening expenses were $2.4 million for the twenty-six weeks ended July 2, 2016 as compared to $0.3 million for the twenty-six weeks ended July 4, 2015, an increase of $2.1 million. Store preopening expenses for the twenty-six weeks ended July 2, 2016 were predominantly associated with new and remodeled Discovery format stores in the first half of the year along with a portion of planned third quarter openings.

Interest expense (income), net. Interest income, net of interest expense was $38,000 for the twenty-six weeks ended July 2, 2016, compared to $93,000 for the twenty-six weeks ended July 4, 2015.

Provision for income taxes. The income tax provision was a benefit of $0.2 million for the twenty-six weeks ended July 2, 2016 as compared to an income tax expense of $0.4 million for the twenty-six weeks ended July 4, 2015. The effective tax rate was 19.4% for the twenty-six weeks ended July 2, 2016 compared to 6.4% for the twenty-six weeks ended July 4, 2015. The 2016 effective tax rate differed from the statutory rate of 34% primarily due to the effect of permanent differences and a discrete item. The fluctuation in the 2015 effective rate was primarily attributable to ~~the~~ a partial release of the valuation allowance on our domestic deferred tax assets due to the pretax book income earned through the twenty-six weeks ended July 4, 2015.

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

As an experiential toy retailer, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot ensure that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2014 fiscal fourth quarter had 14 weeks.

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

Operating Activities. Cash used in operating activities was $22.2 million for the twenty-six weeks ended July 2, 2016 compared to $7.6 million for the twenty-six weeks ended July 4, 2015, an increase in cash used of $14.6 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. This increase in cash used in operating activities over the year ago period was primarily due to decreased store contribution, timing of inventory shipments and payments and gift card redemptions.

Investing Activities. Cash used in investing activities was $10.4 million for the twenty-six weeks ended July 2, 2016 as compared to $6.1 million for the twenty-six weeks ended July 4, 2015, an increase of $4.3 million. Cash used in investing activities during the twenty-six weeks ended July 2, 2016 primarily related to store construction and upgrades and purchases of information technology infrastructure, partially offset by the maturity of short-term investments. Cash used in investing activities during the twenty-six weeks ended July 4, 2015 primarily related to upgrades and purchases of central office information technology systems and equipment and store construction and maintenance.

Financing Activities. Cash used in financing activities in the twenty-six weeks ended July 2, 2016 was $2.0 million as purchases of our stock used cash of $1.5 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. Cash used in the twenty-six weeks ended July 4, 2015 was $9.8 million as purchases of our stock used cash of $9.2 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.6 million. No borrowings were made under our line of credit in either the twenty-six weeks ended July 2, 2016 or July 4, 2015.

Capital Resources. As of July 2, 2016, we had a consolidated cash balance of $10.2 million, over half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2017 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of July 2, 2016: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; and (iii) there was approximately $35.0 million available for borrowing under the line of credit.

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

In fiscal 2016, we expect to spend a total of $25 million to $30 million on capital expenditures. Capital spending through the twenty-six weeks ended July 2, 2016 totaled $11.9 million, on track with our full year plans. Capital spending in fiscal 2016 is expected to primarily support our store activity, including both remodels and new stores, and investment in IT infrastructure.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 2, 2016, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs (2)
Apr. 3, 2016 – Apr. 30, 2016	566	$12.59	-	$-
May 1, 2016 – May 28, 2016	313	$13.35	-	$-
May 29, 2016 – Jul. 2, 2016	10,780	$14.06	-	$-
Total	11,659	$13.97	-

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

Date: August 11, 2016

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)