Form 10-Q
period 2016-10-01
BUILD A BEAR WORKSHOP INC
filed 2016-11-10
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2016

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

As of November 4, 2016, there were 15,850,618 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	October 1,	January 2,	October 3,
	2016	2016	2015
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,780	$45,196	$37,146
Inventories	59,398	53,877	55,591
Receivables	8,787	13,346	8,053
Prepaid expenses and other current assets	13,752	16,312	16,651
Total current assets	93,717	128,731	117,441
Property and equipment, net of accumulated depreciation of $179,584; $183,686 and $183,179, respectively	71,984	67,741	60,090
Deferred tax assets	10,737	10,864	2,734
Other intangible assets, net	1,653	1,738	1,211
Other assets, net	4,806	4,260	1,828
Total Assets	$182,897	$213,334	$183,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,242	$42,551	$29,927
Accrued expenses	11,918	19,286	14,197
Gift cards and customer deposits	27,094	35,391	28,048
Deferred revenue	2,030	2,633	2,635
Total current liabilities	67,284	99,861	74,807
Deferred rent	15,278	12,156	12,327
Deferred franchise revenue	603	728	782
Other liabilities	1,008	1,175	1,111

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at October 1, 2016, January 2, 2016 and October 3, 2015	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,850,629; 15,795,891 and 16,871,591 shares, respectively	159	158	169
Additional paid-in capital	67,197	66,009	69,880
Accumulated other comprehensive loss	(11,994)	(9,971)	(9,272)
Retained earnings	43,362	43,218	33,500
Total stockholders' equity	98,724	99,414	94,277
Total Liabilities and Stockholders' Equity	$182,897	$213,334	$183,304

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015

Revenues:
Net retail sales	$81,870	$84,303	$249,854	$256,246
Commercial revenue	1,322	795	2,601	2,159
Franchise fees	556	525	1,407	1,624
Total revenues	83,748	85,623	253,862	260,029
Costs and expenses:
Cost of merchandise sold - retail	46,461	46,117	137,778	140,288
Cost of merchandise sold - commercial	535	551	1,213	1,093
Selling, general and administrative	33,404	36,826	110,135	109,736
Store preopening	571	817	2,969	1,079
Interest expense (income), net	(19)	(56)	(58)	(148)
Total costs and expenses	80,952	84,255	252,037	252,048
Income before income taxes	2,796	1,368	1,825	7,981
Income tax expense	955	301	767	721
Net income	$1,841	$1,067	$1,058	$7,260

Foreign currency translation adjustment	(298)	(770)	(2,023)	(574)
Comprehensive income (loss)	$1,543	$297	$(965)	$6,686

Income per common share:
Basic	$0.12	$0.06	$0.07	$0.42
Diluted	$0.11	$0.06	$0.07	$0.42

Shares used in computing common per share amounts:
Basic	15,518,115	16,670,358	15,471,759	16,834,968
Diluted	15,691,004	16,890,722	15,650,143	17,071,591

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-nine weeks ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$1,058	$7,260
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,573	12,262
Stock-based compensation	2,259	1,533
Deferred taxes	(236)	40
Impairment of store assets	298	296
Provision for doubtful accounts	-	14
Trade credit utilization	-	185
Loss on disposal of property and equipment	269	199
Change in assets and liabilities:
Inventories	(6,296)	(3,877)
Receivables	4,079	3,317
Prepaid expenses and other assets	363	(768)
Accounts payable and accrued expenses	(22,663)	(16,662)
Lease related liabilities	3,621	(1,018)
Gift cards and customer deposits	(7,986)	(5,302)
Deferred revenue	(684)	(176)
Net cash used in operating activities	(14,345)	(2,697)
Cash flows from investing activities:
Purchases of property and equipment	(17,647)	(11,645)
Purchases of other assets and other intangible assets	(566)	(1,219)
Purchases of short term investments	-	(1,551)
Proceeds from sale or maturitiy of short term investments	1,461	793
Cash used in investing activities	(16,752)	(13,622)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(513)	(479)
Purchases of Company's common stock	(1,469)	(11,084)
Net cash used in financing activities	(1,982)	(11,563)
Effect of exchange rates on cash	(337)	(361)
Net decrease in cash and cash equivalents	(33,416)	(28,243)
Cash and cash equivalents, beginning of period	45,196	65,389
Cash and cash equivalents, end of period	$11,780	$37,146

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

A reclassification was made in the current year presentation of the consolidated balance sheet as of October 3, 2015. The Company adjusted the classification of the impact of shares repurchased, which had previously been recorded as a deduction to additional paid-in capital, to a deduction which was allocated between additional paid-in capital and retained earnings. As a result of this reclassification, retained earnings were reduced by $10.5 million and additional paid-in capital was increased by the same amount.

Additionally, the Company early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 2, 2016, retrospectively. Adoption resulted in a $1.7 million decrease in total current assets, a $2.7 million increase in non-current deferred tax assets and a $1.0 million decrease in non-current other assets, net on the Consolidated Balance Sheet as of October 3, 2015, compared to the prior period presentation. The adoption had no impact on results of operations.

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 1,	January 2,	October 3,
	2016	2016	2015
Prepaid rent	$6,986	$7,852	$8,328
Short-term investment	-	1,458	1,512
Other	6,766	7,002	6,811
Total	$13,752	$16,312	$16,651

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 1,	January 2,	October 3,
	2016	2016	2015
Accrued wages, bonuses and related expenses	$5,216	$8,035	$7,376
Sales tax payable	2,027	6,374	2,375
Accrued rent and related expenses	3,919	4,307	3,819
Current income taxes payable	756	570	627
Total	$11,918	$19,286	$14,197

4. Stock-based Compensation

For the thirteen and thirty-nine weeks ended October 1, 2016, selling, general and administrative expense includes $0.8 million and $2.3 million, respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended October 3, 2015, selling, general and administrative expense includes $0.6 million and $1.5 million, respectively, of stock-based compensation expense. As of October 1, 2016, there was $4.8 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.4 years.

The following table is a summary of the balances and activity for the plan related to time-based and earned performance-based restricted stock for the thirty-nine weeks ended October 1, 2016:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 2, 2016	276,553	$11.93	84,062	$20.70
Granted	201,978	13.59	175,945	13.69
Vested	152,155	11.21	7,039	20.56
Forfeited	10,191	13.46	—	—
Canceled or expired	—	—	12,493	20.56
Outstanding, October 1, 2016	316,185	$13.31	240,475	$15.58

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

The total fair value of shares vested during the thirty-nine weeks ended October 1, 2016 and October 3, 2015 was $1.7 million and $4.0 million, respectively.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended October 1, 2016:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 2, 2016	574,851	$8.30
Granted	211,995	13.69
Exercised	24,103	5.92
Forfeited	—	—
Canceled or expired	—	—
Outstanding, October 1, 2016	762,743	$9.88

5. Income Taxes

In years prior to 2015, the Company recorded a valuation allowance on substantially all of its domestic deferred tax assets. The effective tax rate was 34.2% and 42.0% for the thirteen and thirty-nine weeks ended October 1, 2016, respectively, compared to 22.0% and 9.0% for the thirteen and thirty-nine weeks ended October 3, 2015, respectively. The 2016 effective tax rate differed from the statutory rate of 34% primarily due to the effect of permanent differences. The 2015 effective tax rate differed from the statutory rate primarily attributable to the partial release of the valuation allowance on its domestic deferred tax assets as of October 3, 2015.

6. Income per Share

The Company uses the two-class method to compute basic and diluted net income or loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015

NUMERATOR:
Net income before allocation of earnings to participating securities	$1,841	$1,067	$1,058	$7,260
Less: Earnings allocated to participating securities	39	18	22	140
Net income after allocation of earnings to participating securities	$1,802	$1,049	$1,036	$7,120

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,518,115	16,670,358	15,471,759	16,834,968
Dilutive effect of share-based awards	172,889	220,364	178,384	236,623
Weighted average number of common shares outstanding - dilutive	15,691,004	16,890,722	15,650,143	17,071,591
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.12	$0.06	$0.07	$0.42
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.11	$0.06	$0.07	$0.42

In calculating diluted income per share for the thirteen and thirty-nine week periods ended October 1, 2016, options to purchase 302,628 and 253,374 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine week periods ended October 3, 2015, the number of options to purchase common shares that were excluded from the calculation was 71,366 and 61,569 shares, respectively.

7. Comprehensive Income

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the US Dollar. The accumulated other comprehensive loss balance at October 1, 2016, January 2, 2016 and October 3, 2015 is comprised entirely of foreign currency translation. For the thirteen and thirty-nine weeks ended October 1, 2016 and October 3, 2015, there were no reclassifications out of accumulated other comprehensive loss.

8. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (DTC), formerly retail, international franchising, and commercial. The DTC segment includes the operating activities of company-owned stores and other retail delivery operations in the United States, Canada, the United Kingdom, Ireland, Denmark and China, including the Company’s e-commerce sites and temporary stores. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the United Kingdom, Ireland and Denmark), Asia (outside of China), Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

			International
	Retail	Commercial	Franchising	Total
Thirteen weeks ended October 2, 2016
Net sales to external customers	$81,870	$1,322	$556	$83,748
Income before income taxes	1,881	667	248	2,796
Capital expenditures, net	6,321	-	10	6,331
Depreciation and amortization	3,935	1	18	3,954

Thirteen weeks ended October 3, 2015
Net sales to external customers	$84,303	$795	$525	$85,623
Income before income taxes	1,120	182	66	1,368
Capital expenditures, net	6,753	7	25	6,785
Depreciation and amortization	3,996	1	32	4,029

Thirty-nine weeks ended October 1, 2016
Net sales to external customers	$249,854	$2,601	$1,407	$253,862
Income before income taxes	429	1,080	316	1,825
Capital expenditures, net	18,178	-	35	18,213
Depreciation and amortization	11,506	2	65	11,573

Thirty-nine weeks ended October 3, 2015
Net sales to external customers	$256,246	$2,159	$1,624	$260,029
Income before income taxes	6,539	1,003	439	7,981
Capital expenditures, net	12,800	7	57	12,864
Depreciation and amortization	12,159	1	102	12,262

Total Assets as of:
October 1, 2016	$174,510	$5,968	$2,419	$182,897
October 3, 2015	$177,067	$4,765	$1,472	$183,304

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 2, 2016
Net sales to external customers	$68,227	$14,955	$566	$83,748
Property and equipment, net	62,377	8,385	1,222	71,984
Thirteen weeks ended October 3, 2015
Net sales to external customers	$66,202	$19,065	$356	$85,623
Property and equipment, net	53,544	6,546	-	60,090
Thirty-nine weeks ended October 1, 2016
Net sales to external customers	$209,105	$43,592	$1,165	$253,862
Property and equipment, net	62,377	8,385	1,222	71,984
Thirty-nine weeks ended October 3, 2015
Net sales to external customers	$207,321	$51,693	$1,015	$260,029
Property and equipment, net	53,544	6,546	-	60,090

For purposes of this table only:
(1) North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2) Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe
(3) Other includes franchise businesses outside of North America and Europe and, beginning in 2016, a company-owned store in China

9. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid $2.6 million in disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable for its best estimate of probable loss, based on the latest facts available in the dispute. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company beginning in fiscal 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. ASU 2016-16 will be effective for the Company beginning with the interim periods of fiscal 2018 and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining timing of adoption and assessing the impact of ASU 2016-16 on its consolidated financial statements.

11. Subsequent Event

On November 2, 2016, the Company drew $3.9 million on its line of credit. This balance is expected to fluctuate throughout the remainder of the fourth quarter and is expected to be repaid before the end of the year.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of October 1, 2016, we operated 271 stores in the United States, Canada and Puerto Rico (collectively, North America), 58 stores in the United Kingdom, Ireland and Denmark (collectively, Europe), and one store in China and we had 80 franchised stores operating internationally under the Build-A-Bear Workshop brand.

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

Selected financial data attributable to each segment for the thirteen and thirty-nine week periods ended October 1, 2016 and October 3, 2015 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable sales as one of the performance measures for our business.  Comparable sales percentage changes are based on net retail sales and exclude the impact of foreign exchange.  Stores are considered comparable beginning in their thirteenth consecutive full month of operation. The percentage change in consolidated comparable sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Comparable sales change (%)
North America	(1.6)%	0.1%	(2.0)%	1.9%
Europe	(4.8)%	9.8%	(5.5)%	13.9%
Consolidated	(2.2)%	2.2%	(2.6)%	4.2%
Stores	(3.2)%	2.1%	(3.1)%	4.0%
E-commerce	25.2%	4.1%	11.9%	7.9%
Consolidated	(2.2)%	2.2%	(2.6)%	4.2%

We believe the decrease in consolidated comparable sales for the fiscal 2016 third quarter is primarily attributable to strong performance of last year’s Minion’s collection which had a peak in consumer interest fueling significant sales in the early part of last year’s third quarter. This decrease was partially offset by the strong performance of our newly remodeled Discovery format stores, particularly in North America. For the first nine months of 2016, we believe the decrease in consolidated comparable sales is primarily attributable to this third quarter decline, partially offset by the positive consolidated comparable sales performance in North America in the first quarter of 2016. We believe the growth in North America in the first quarter was the result of our overall disciplined management of our business and the success of key initiatives of our strategic plan.

We expect to improve consolidated comparable sales through the following key initiatives:

●

Expanding into more places: In the first nine months of 2016, our 43 Discovery stores continued to deliver positive results compared to our heritage stores on key metrics including sales growth and contribution margin. Through a combination of remodels and new openings, we expect to end 2016 with approximately 55 stores in our Discovery format. We also expect to continue to diversify our real estate portfolio beyond traditional malls with the addition of outlet format stores, concourse shops, shop-in-shops and seasonal pop-up locations;

●

Attracting more people: We expect to leverage our relationships with key licensors to reach more people, particularly with the teen-plus consumer, through a compelling offering of affinity, collectible, entertainment, sports and fashion properties. In the fourth quarter, we launched our new Trolls collection in advance of DreamWorks Animation’s film, Trolls, and are updating our Star Wars products in advance of the next film release expected in December. We also expect to build on our nine consecutive quarters of consolidated e-commerce growth with a focus on updated licensed sports merchandise and the expansion of web exclusive products such as the Pokémon offering which includes Pikachu and Eevee collector bundles; and

●

Developing more products: In addition to our best–in-class licensing relationships, we plan to continue to develop and expand our offering of intellectual property concepts such as Honey Girls, Promise Pets, the holiday-specific Merry Mission and Horses and Hearts collections that are supported by digital content including music, videos and games. By building the story-telling components of the collections, we expect to continue to build units and dollars per transaction as these properties have high attachment rates of accessories to plush.

Stores

Company-owned:

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America, Europe and Asia for the periods presented:

	Thirty-nine Weeks Ended
	October 1, 2016				October 3, 2015
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	269	60	-	329	265	59	-	324
Opened	15	2	1	18	7	2	-	9
Closed	(13)	(4)	-	(17)	(15)	(1)	-	(16)
End of period	271	58	1	330	257	60	-	317

During 2016, we expect to expand our owned and operated locations to end the year at approximately 345 stores, including approximately 55 stores in our Discovery format, both domestic and internationally. As of October 1, 2016, we operated 43 stores in our Discovery format. We expect to continue to diversify our real estate portfolio with the addition of more outlet format stores, concourse shops, shop-in-shops and seasonal pop-up locations. Concourse shops are stand-alone shops designed to be in operation in open, concourse areas of malls or other covered pedestrian areas. We plan to update stores primarily in conjunction with natural lease events including new store openings, relocations and lease required remodels. We also expect to close select stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

International Franchise Locations:

All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our company-owned stores. As of October 1, 2016, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries. The number of traditional international franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	October 1,	October 3,
	2016	2015

Beginning of period	77	73
Opened	10	7
Closed	(7)	(6)
End of period	80	74

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements.  In 2016, our international strategy is to leverage the improving strength in our company-owned stores to restructure and extend our international footprint. Key franchisees have started to apply our successful real estate strategies including opening pop-up stores to assess long-term potential and adding shop-in-shops with select partners. Additionally, our international franchisees are following our successful lead and adopting the Discovery format with the first franchised Discovery store having opened in September 2016. We expect our franchisees to open Discovery format stores in multiple countries by the end of the year. We expect to develop market expansion through both new and existing franchisees and a company-owned store model. We believe there is a market potential for approximately 300 international stores outside of the countries in North America and Europe where we currently have company-owned stores.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Revenues:
Net retail sales	97.8%	98.5%	98.4%	98.5%
Commercial revenue	1.6	0.9	1.0	0.8
Franchise fees	0.7	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of merchandise sold - retail (1)	56.7	54.7	55.1	54.7
Cost of merchandise sold - commercial (1)	40.5	69.3	46.6	50.6
Selling, general and administrative	39.9	43.0	43.4	42.2
Store preopening	0.7	1.0	1.2	0.4
Interest expense (income), net	(0.0)	(0.1)	(0.0)	(0.1)
Total costs and expenses	96.7	98.4	99.3	96.9
Income before income taxes	3.3	1.6	0.7	3.1
Income tax expense	1.1	0.4	0.3	0.3
Net income	2.2	1.2	0.4	2.8

Retail Gross Margin % (2)	43.3%	45.3%	44.9%	45.3%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.
(2)	Retail gross margin percentage represents net retail sales less cost of merchandise sold – retail and is expressed as a percentage of net retail sales.

Thirteen weeks ended October 1, 2016 compared to thirteen weeks ended October 3, 2015

Revenues

Net retail sales. Net retail sales for the thirteen weeks ended October 1, 2016 were $81.9 million compared to $84.3 million for the thirteen weeks ended October 3, 2015, a decrease of $2.4 million, or 2.9%. The components of this decrease are as follows:

Thirteen weeks
ended October 1,
2016
(dollars in millions)
Impact of store closures	$(2.8)
Impact of foreign currency translation	(2.7)
Increase from new stores	2.5
Decrease in consolidated comparable sales	(1.7)
Change in deferred revenue estimates, including gift card breakage	1.1
Increase in non-comparable stores, primarily remodels and relocations	0.8
Increase from other retail	0.4
$(2.4)

We believe the decrease in consolidated comparable sales for the thirteen weeks ended October 1, 2016 was primarily attributable to the strong performance of our Minion’s collection last year. This decrease was partially offset by, the strong performance of our newly remodeled Discovery format stores, particularly in North America.

Franchise fees and commercial revenue. Commercial revenue increased to $1.3 million for the thirteen weeks ended October 1, 2016 from $0.8 million for the thirteen weeks ended October 3, 2015, an increase of $0.5 million or 66.3%. This increase was primarily attributable to an increase in licensing activities and corporate sales. Revenue from franchise fees was $0.6 million for the thirteen weeks ended October 1, 2016 compared to $0.5 million for the thirteen weeks ended October 3, 2015.

Costs and expenses

Retail gross margin. Retail gross margin was $35.4 million for the thirteen weeks ended October 1, 2016 compared to $38.2 million for the thirteen weeks ended October 3, 2015, a decrease of $2.8 million, or 7.3%. As a percentage of net retail sales, retail gross margin was 43.3% for the thirteen weeks ended October 1, 2016 compared to 45.3% for the thirteen weeks ended October 3, 2015. This 200 basis points as a percentage of net retail sales decrease was primarily driven by a 120 basis-point decline in merchandise margin attributable to the unfavorable impact of foreign currency exchange along with promotional activity and the timing of merchandise supplies. In addition, retail gross margin was impacted by deleverage of fixed occupancy costs on lower net retail sales.

Selling, general and administrative. Selling, general and administrative expenses were $33.4 million for the thirteen weeks ended October 1, 2016 as compared to $36.8 million for the thirteen weeks ended October 3, 2015, a decrease of $3.4 million, or 9.3%. As a percentage of total revenues, selling, general and administrative expenses decreased to 39.9% for the thirteen weeks ended October 1, 2016 as compared to 43.0% for the thirteen weeks ended October 3, 2015, a decrease of 310 basis points. The decrease in SG&A was primarily due to a planned redistribution of annual marketing spend versus the prior year third quarter as expenses were shifted to the first half of the year. In addition, SG&A decreased as a result of disciplined expense management, a reduction in performance-based compensation and the impact of foreign currency exchange on our UK-based expenses. These savings were partially offset by expenses associated with the review of strategic alternatives.

Store preopening. Store preopening expenses were $0.6 million for the thirteen weeks ended October 1, 2016 as compared to $0.8 million for the thirteen weeks ended October 3, 2015, a decrease of $0.2 million. Store preopening expenses for the thirteen weeks ended October 1, 2016 were predominantly associated with openings of new and remodeled Discovery format stores in the third quarter along with a portion of planned fourth quarter openings. Store preopening expenses in the prior year period were higher with fewer associated stores as the costs in 2015 were for our first Discovery format stores, including our first location in China.

Interest expense (income), net. Interest income, net of interest expense, was $19,000 for the thirteen weeks ended October 1, 2016 as compared to $56,000 for the thirteen weeks ended October 3, 2015.

Provision for income taxes. Income tax expense was $1.0 million for the thirteen weeks ended October 1, 2016 as compared to $0.3 million for the thirteen weeks ended October 3, 2015.  The effective tax rate was 34.2% for the thirteen weeks ended October 1, 2016 compared to 22.0% for the thirteen weeks ended October 3, 2015. The fluctuation from the 2015 effective rate was primarily attributable to a partial release of the valuation allowance on our domestic deferred tax assets in 2015 due to the pretax book income earned through the thirteen weeks ended October 3, 2015.

Thirty-nine weeks ended October 2, 2016 compared to thirty-nine weeks ended October 3, 2015

Revenues

Net retail sales. Net retail sales were $249.9 million for the thirty-nine weeks ended October 1, 2016 compared to $256.2 million for the thirty-nine weeks ended October 3, 2015, a decrease of $6.4 million, or 2.5%. The components of this decrease are as follows:

Thirty-nine weeks ended
October 1,
2016
(dollars in millions)
Impact of store closures	$(7.9)
Impact of foreign currency translation	(5.0)
Increase from new stores	6.3
Decrease in consolidated comparable sales	(6.0)
Change in deferred revenue estimates, including gift card breakage	3.8
Increase in non-comparable stores, primarily remodels and relocations	1.3
Increase from other retail	1.1
$(6.4)

We believe the decline in consolidated comparable sales for the thirty-nine weeks ended October 1, 2016 is primarily attributable to the strong performance of last year’s Minion’s collection which had a peak in consumer interest fueling significant sales in last year’s second and third quarters. This was partially offset by the strong performance of our newly remodeled Discovery format stores in the fiscal 2016 third quarter, particularly in North America. For the thirty-nine week period, the second and third quarter declines were partially offset by the positive consolidated comparable sales performance in North America in the first quarter of 2016. We believe the growth in North America in the first quarter was the result of our overall disciplined management of our business and the success of key initiatives of our strategic plan.

Franchise fees and commercial revenue. Commercial revenue was $2.6 million for the thirty-nine weeks ended October 1, 2016 compared to $2.2 million for the thirty-nine weeks ended October 3, 2015, an increase of $0.4 million. This increase was primarily attributable to an increase in licensing activities. Revenue from franchise fees was $1.4 million for the thirty-nine weeks ended October 1, 2016 compared to $1.6 million for the thirty-nine weeks ended October 3, 2015, a decrease of $0.2 million.

Cost and expenses

Retail gross margin. Retail gross margin was $112.1 million for the thirty-nine weeks ended October 1, 2016 compared to $116.0 million for the thirty-nine weeks ended October 3, 2015, a decrease of $3.9 million, or 3.3%. As a percentage of net retail sales, retail gross margin decreased to 44.9% for the thirty-nine weeks ended October 1, 2016 from 45.3% for the thirty-nine weeks ended October 3, 2015. This 40 basis point decrease was primarily driven by the expansion of merchandise margin more than offset by unfavorable impact of foreign currency exchange.

Selling, general and administrative. Selling, general and administrative expenses were $110.1 million for the thirty-nine weeks ended October 1, 2016 compared to $109.7 million for the thirty-nine weeks ended October 3, 2015, an increase of $0.4 million, or 0.4%. As a percentage of total revenues, selling, general and administrative expenses were 43.4% for the thirty-nine weeks ended October 1, 2016 as compared to 42.2% for the thirty-nine weeks ended October 3, 2015, an increase of 120 bps. The increase was primarily due to higher expenses in the first half of 2016 related to investments in new business initiatives and international expansion and the year-to-date costs associated with the review of strategic alternatives. These increases were partially offset by lower corporate expenses in the fiscal third quarter.

Store preopening. Store preopening expenses were $3.0 million for the thirty-nine weeks ended October 1, 2016 as compared to $1.1 million for the thirty-nine weeks ended October 3, 2015, an increase of $1.9 million. Store preopening expenses for the thirty-nine weeks ended October 1, 2016 were predominantly associated with openings of new and remodeled Discovery format stores in the first nine months of the year along with a portion of planned fourth quarter openings. The increase in store preopening expenses is primarily attributable to the increase in the number of new and remodeled stores in 2016 as compared to 2015.

Interest expense (income), net. Interest income, net of interest expense, was $58,000 and $0.1 million for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively.

Provision for income taxes. Income tax expense was $0.8 million for the thirty-nine weeks ended October 1, 2016 compared to $0.7 million for the thirty-nine weeks ended October 3, 2015. The effective tax rate was 42.0% for the thirty-nine weeks ended October 1, 2016 compared to 9.0% for the thirty-nine weeks ended October 3, 2015. The 2016 effective tax rate differed from the statutory rate of 34% primarily due to the effect of permanent differences. The difference from the 2015 effective rate was primarily attributable to a partial release of the valuation allowance on our domestic deferred tax assets in 2015 due to the pretax book income earned through the thirty-nine weeks ended October 3, 2015.

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

Operating Activities. Cash used in operating activities was $14.3 million for the thirty-nine weeks ended October 1, 2016, compared to $2.7 million for the thirty-nine weeks ended October 3, 2015, a change of $11.6 million. Generally, changes in cash from operating activities are driven by changes in net income and changes in operating assets and liabilities. This decrease in cash used by operating activities over the year ago period was primarily due to the decrease in store contribution and the timing of inventory receipts and payments.

Investing Activities. Cash used in investing activities was $16.8 million for the thirty-nine weeks ended October 1, 2016 as compared to $13.6 million for the thirty-nine weeks ended October 3, 2015, an increase of $3.1 million. Cash used in investing activities during the thirty-nine weeks ended October 1, 2016 primarily related to store construction and upgrades and purchases of information technology infrastructure, partially offset by the maturity of short-term investments. Cash used in investing activities during the thirty-nine weeks ended October 3, 2015 primarily related to construction costs for new and remodeled stores, investments in central office information technology systems, the acquisition of trademarks and other intellectual property and the purchases of short-term investments, net of the proceeds from maturities.

Financing Activities. Financing activities used cash of $2.0 million in the thirty-nine weeks ended October 1, 2016, as purchases of our common stock used cash of $1.5 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. In the thirty-nine weeks ended October 3, 2015, financing activities used cash of $11.6 million, as purchases of our common stock used cash of $11.1 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. No borrowings were made under our line of credit in either the thirty-nine weeks ended October 1, 2016 or October 3, 2015.

Capital Resources. As of October 1, 2016, we had a consolidated cash balance of $11.8 million, over half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2017 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of October 1, 2016: (i) we were in compliance with these covenants; (ii) there were no borrowings under our line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit. On November 2, 2016, we drew $3.9 million on this line of credit. This balance will fluctuate throughout the remainder of the fourth quarter and is expected to be fully repaid before the end of the year.

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

In fiscal 2016, we expect to spend a total of approximately $30 million on capital expenditures. Capital spending through the thirty-nine weeks ended October 1, 2016 totaled $18.2 million, on track with our full year plans. Capital spending in fiscal 2016 is expected to primarily support our store activity, including both remodels and new stores, and investment in IT infrastructure.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 1, 2016, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 3, 2016 – Jul. 30, 2016	431	$13.65	-	$-
Jul. 31, 2016 – Aug. 27, 2016	1,121	$12.37	-	$-
Aug. 28, 2016 – Oct. 1, 2016	460	$10.57	-	$-
Total	2,012	$12.24	-

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

Date: November 10, 2016

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)