Form 10-K
period 2016-12-31
BUILD A BEAR WORKSHOP INC
filed 2017-03-16
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $13.43 for the shares on the New York Stock Exchange on July 1, 2016) was $180,451,241 as of July 2, 2016.

As of March 10, 2017, there were 15,838,157 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 11, 2017 Annual Meeting of Stockholders are incorporated herein by reference.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is primarily a specialty retailer offering a “make your own stuffed animal” interactive retail-entertainment experience. As of December 31, 2016, we operated 346 company-owned retail stores in the United States, Canada, the United Kingdom, Ireland, Denmark and China, including 285 stores in the United States and Canada, 60 stores in the United Kingdom, Ireland and Denmark, and one store in China. In addition, franchisees operated 92 stores in other international locations.

In May 2016, the Company announced that its Board of Directors had authorized an exploration of a full range of strategic alternatives. No timetable has been set for the Company’s review process. The Company does not expect to comment further or update the market with any additional information on the process unless and until the Board of Directors deems disclosure appropriate or necessary. There is no assurance that this exploration will result in any strategic alternatives being announced or executed.

Segments and Geographic Areas

Business is conducted through three reportable segments consisting of direct-to-consumer (“DTC”), commercial, and international franchising. Our reportable segments are primarily determined by the types of customers they serve and the types of products and services that they offer. Each reportable segment may operate in many geographic areas. Financial information related to our segments and the geographic areas in which we operate is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 15 – Segment Information to the Consolidated Financial Statements for information regarding sales, results of operations and identifiable assets of the Company by business segment and geographic area.

Description of Operations

Currently, we primarily operate specialty retail stores that provide a “make your own stuffed animal” interactive entertainment experience in which guests visit a variety of stations to make and customize a stuffed animal. Our retail concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of consumers by offering a relevant selection of premium products that meet high quality standards and are on trend. In addition, products are sold through our e-commerce sites. Our store experience appeals to a broad range of age groups and demographics, including children, as well as their parents and grandparents, teens, and adult collector and affinity consumers. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our websites, our mobile sites and apps as well as traditional and social media. We have relatively balanced seasonality on a quarterly basis and guests visit our stores for multiple reasons including interactive family experiences, birthdays, parties and other milestone occasions as well as to purchase gifts including the “gift of experience” that comes with a Bear Bucks® gift card. We believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand.

We believe there are opportunities to leverage the strength of the Build-A-Bear brand and generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high quality brand that is emotionally connected with both kids and their parents.

Operating Strategies

Our company has been executing a multi-year turnaround plan that was initiated in 2013 to improve both sales and profitability with the goal of achieving sustained profitability. In 2017, we expect to evolve and continue to execute our strategic plan with key initiatives in the areas outlined below, which are intended to drive long-term shareholder value:

Channel Evolution though Diversifying Real Estate and Upgrading E-Commerce Capabilities

We expect to continue to make improvements to an aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. We also expect to continue to diversify stores into non-traditional locations inclusive of a new, lower capital, more flexible “concourse shop” model following initial results of a fourth quarter test in 2016. In 2017, we expect to add 20 to 25 new locations and close 5 to 10 existing locations to finish the year with 356 to 366 company-owned retail locations.

Additionally, existing international franchisees are expected to open approximately 10 stores in 2017, and we intend to add new franchise partners in select markets. Separately, we are planning a comprehensive enhancement of our website platform and upgrade of e-commerce systems in order to expand enterprise selling capabilities that were introduced in 2016 to capitalize on changing macro consumer shopping patterns.

Product Expansion through Owned Intellectual Property Development, Relevant Licensing and Outbound Brand Licensing into New Categories

To meet the needs of our core consumer base (boys and girls ages 3 to 12) while systematically building secondary consumer segments (including collectors, gift-givers and teen-plus target), we plan to continue to develop and expand offerings of successful intellectual properties balanced with core products and a comprehensive program of key licensed products. We also expect to continue to expand our initiatives to sell pre-stuffed plush products for corporate promotions or to other companies for resell and to further develop outbound licensed programs leveraging the power of the Build-A-Bear brand and other owned intellectual properties.

Brand and Experience Amplification through Marketing and Entertainment Integration

We intend to adjust marketing programs to elevate and integrate efforts to create more synergy across channels while leveraging our content development strategy, which includes mobile apps, music videos and other entertainment opportunities to increase engagement, improve efficiency and lead to profitable sales growth.

Continued Focus on Delivering Long-Term Profitability Improvement

We are focused on improving profitability through the execution of our stated strategies detailed above as well as disciplined expense management and on-going efforts in process and systems upgrades.

Merchandise Sourcing and Inventory Management

Our retail stores offer an extensive and coordinated selection of merchandise, including a wide range of different styles of animals to be stuffed, sounds and scents that can be added to the stuffed animals and a broad variety of clothing, shoes and accessories, as well as other brand appropriate toy and novelty items. Our stuffed animal skins and clothing are produced from high quality, man-made materials or natural fibers, and the stuffing is made of a high-grade polyester fiber.

We believe we comply with governmental toy safety requirements specific to each country where we have stores. Specifically, we believe all of the products in our stores and e-commerce sites meet Consumer Product Safety Commission (CPSC) requirements including the Consumer Product Safety Improvement Act (CPSIA) for children’s products. We also comply with American Society for Testing and Materials (ASTM-F963), European Toy Safety Standards (EN71), China National Toy Standards (GB6675/GB5296.5), China Compulsory Certification (CCC), Australian/New Zealand Standard AS/NZS 8124 and Canadian Consumer Product Safety Act Toys Regulation (CCPSA). Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate the age grading for the product and any special warnings in accordance with guidelines established by the CPSC. We require our supplier factories to be compliant with the International Council of Toy Industries (ICTI) CARE certification or with other third party social compliance programs. The CARE (Caring, Awareness, Responsible, Ethical) process is the ICTI program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide. In order to obtain this certification, each factory completes a rigorous evaluation performed by an accredited ICTI agent on an annual basis.

The average time from product conception to the arrival in stores is approximately 12 months, including approximately 90 to 120 days from the beginning of production to in-store delivery. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating less productive items. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.

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

Transportation from the warehouses to stores is managed by several third-party logistics providers. In the United States, Canada and Europe, merchandise is shipped by a variety of distribution methods, depending on the store and seasonal inventory demand. Shipments from our distribution centers are scheduled throughout the week in order to smooth workflow and stores are grouped together by shipping route to reduce freight costs. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once or twice a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs. Back-up supplies, such as Cub Condo® carrying cases and stuffing for the animals, are often stored in limited amounts at regional pool points.

Employees

As of December 31, 2016, we had approximately 1,000 full-time and 3,200 regular part-time employees in the United States, Canada, the United Kingdom, Ireland, Denmark and China. The number of part-time employees at all locations fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Competition

We view the Build-A-Bear Workshop store experience as a distinctive combination of entertainment and retail with limited direct competition. Because our signature product is a stuffed animal, we compete with toy retailers, such as Wal-Mart, Toys “R” Us, Target and other discount chains. Since we develop proprietary products, we also compete indirectly with a number of companies that sell stuffed animals in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Applause, Hasbro, Commonwealth, Gund and Vermont Teddy Bear. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for family time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues and online entertainment. With the majority of our stores currently operating in traditional shopping malls, we also compete with other mall-based retailers for prime mall locations, including various apparel, footwear and specialty retailers.

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth of assortment nor depth of experience or operate as a national or international retail company.

Intellectual Property and Trademarks

We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property. Our patents have expirations ranging from 2017 to 2033.

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

While we invest in integrated marketing efforts and believe we are more of a destination location than other retailers, we rely to a great extent on consumer traffic in the malls in which our stores are located. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls or the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. Additionally, in recent years, there has been a trend of consumers preferring to purchase products from online merchants rather than traditional brick and mortar stores. Consumer mall traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism to shopping malls, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in shopping mall traffic could have an adverse effect on our financial condition and profitability.

If we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract guests with our interactive shopping experience and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences and fashion trends. We cannot assure you that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, or for our stuffed animals, animal apparel and accessories. A decline in demand for our interactive shopping experience, our stuffed animals, animal apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products, including those that are associated with new movie releases, could have a negative impact on our business, financial condition and results of operations. Our future success depends, in part, on the popularity and consumer demand for brands of licensors such as Disney, LucasFilm, Marvel, Hasbro and Nickelodeon. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key brands, our business would be adversely affected. There can be no certainty that licensed brands will continue to be successful or maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with historical dates impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

Consumer interests change rapidly and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand, drive consumer demand for key products and generate traffic for our stores.

We continue to update and evaluate our marketing initiatives, which are focused on building our brand, sharing relevant product news, executing timely promotions and adapting to rapidly changing consumer preferences. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our integrated marketing and advertising programs and future marketing and advertising efforts that we undertake, including our ability to:

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

Our planned marketing expenditures may not result in increased total or comparable sales or generate sufficient levels of product and brand awareness, which could have a material adverse effect on our financial condition and profitability.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries; therefore, the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase our merchandise from both domestic vendors who contract with manufacturers in foreign countries and directly from factories in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions, taxes or fees or labor strikes or lock-outs, could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change. Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments that would impact our revenue and profit in various markets. Additionally, because our foreign subsidiaries buy their inventory in U.S. dollars, we are also exposed to risk when their functional currencies fluctuate relative to the U.S dollar. For example, we estimate that the significant movement in the British pound sterling relative to the U.S. dollar, as a result of the United Kingdom’s referendum vote in 2016 had a negative impact on our revenues and pre-tax income with most of the impact resulting from higher retail cost of merchandise sold.

We are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability and damage to our reputation.

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, or other causes.

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

We currently obtain and retain personal information about our website users, store shoppers and loyalty program members. In addition, we obtain personal information about our guests as part of their registration in our Find-A-Bear® identification system. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions. We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our consumer database and websites. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our websites are designed to be fully compliant with the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our websites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features, our security measures may not protect users’ identities and our online safety measures may be questioned, which may result in negative publicity or a decrease in visitors to our sites. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability.

If we are unable to increase our total and comparable sales, our results of operations and financial condition could be adversely affected.

Our consolidated comparable sales decreased by 4.4% in 2016. This follows increases of 1.0% in 2015, 1.7% in 2014 and 4.9% in 2013 following a multi-year decline. We believe the principal factors that will affect comparable sales results include the following:

•	the continuing appeal of our concept;
•	the effectiveness of our marketing efforts to attract new and repeat guests;
•	the trend of consumers preferring to purchase products from online merchants rather than traditional brick and mortar stores;
•	mall traffic;
•	consumer confidence and general economic conditions;
•	the impact of changes in governmental policies on consumer sentiment and discretionary spending levels;
•	the impact of store closures, relocations and openings in existing markets;
•	our ability to anticipate and respond, in a timely manner, to consumer trends;
•	the continued introduction and expansion of our merchandise offerings;
•	competition for product offerings, including in the online space;
•	the impact of updates to our brand appearance and our store design;
•	the timing and frequency of national media appearances and other public relations events; and
•	weather conditions.

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

Additionally, in 2016 we operated 10 stores located within other retailers’ stores and as such are subject to the operational risks of these retailers, including but not limited to, ineffective store operations, labor disputes and negative publicity. If other retailers in which we have stores are impacted by these factors, it could have a negative impact on our sales and operating performance.

If we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.

We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s option or ours. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters within the malls. We may not be able to maintain or obtain favorable locations in desirable malls. The terms of new leases may not be as favorable, which could cause an increase in store expenses negatively impacting overall profitability. If we execute termination rights, we may have expenses and charges associated with those closures that could negatively impact our profitability. Additionally, several large landlords dominate the ownership of prime malls, particularly in the United States and Canada, and because of our dependence on these landlords for a substantial number of our locations, any significant erosion in their financial conditions or our relationships with these landlords could negatively affect our ability to obtain and retain store locations. Further landlord consolidation may negatively impact our results of operations.

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

We may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries.

Although we require our manufacturers to meet governmental safety standards and our product specifications and submit our products for testing, we cannot control the materials used by our manufacturers. Additionally, through our agreements, our licensees are required to ensure that their manufacturers meet applicable safety and testing standards. If any of these manufacturers ship merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, we have voluntarily recalled six products in the past eight years due to possible safety issues. While the vendors have historically reimbursed us for certain related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate. Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future. While our licensing agreements typically indemnify us against financial losses resulting from a safety or quality issue from Build-A-Bear branded products sold by our licensees, our brand may be negatively impacted.

We may not be able to operate our international company-owned stores profitably.

We currently operate company-owned stores in the United Kingdom, Canada, Ireland, Denmark and China. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, changes in foreign government policies and regulations and potential restrictions and costs to convert and repatriate currency, as well as other risks that we may not anticipate. Brand awareness in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the United Kingdom and Ireland, we may be unable to continue to do so on a consistent basis. In 2016, we opened our first company-owned store in China and subsequently recognized an impairment charge on a substantial portion of the store’s assets. In February 2015, we converted a previously franchised store in Denmark into a company-owned location. In 2013 and 2014, we closed eight stores in Canada. In 2012, we recognized an impairment charge on all of the goodwill associated with our UK acquisition along with the store assets at certain store locations with poor operating results.

Additionally, we conduct business globally in many different jurisdictions with currencies other than U.S. dollars. Our results could be negatively impacted by changes or fluctuations in currency exchange rates since we report our consolidated financial results in U.S. dollars.

We are subject to risks associated with technology and digital operations.

Our operations are subject to numerous technology related risks, including risks related to the failure of the computer systems that operate our point of sale and inventory systems, websites and mobile sites and their related support systems. We are also subject to risks related to computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our technological infrastructure and digital commerce capabilities.

Business risks related to technology and digital commerce include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, governmental regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materialize, it could have a material adverse effect on our business.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

The success of our business depends upon the quality of associates throughout our organization and our ability to attract and retain qualified key employees. In June 2013, we hired a new Chief Executive Officer who replaced our retiring Founder and Chief Executive Bear. Since then, six other executive officers left the Company and four executive officers joined the Company. The success of our business depends on effective transition of these positions. During these transitions, organizational changes are likely to occur and we may not be able to retain key managers or associates. We may incur expenses related to the transition in these positions that could negatively impact the profitability of our business. The loss of certain key employees, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified candidates could have a material adverse effect on our business, financial condition and results of operations.

We rely on a few vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any factories that produce our skins, clothing, shoes or accessories. For the past three years, we purchased between 73% and 85% of our merchandise from four vendors. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities, located primarily in China and, beginning in 2014, in Vietnam. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

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

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada, Europe and China in a timely manner. We have a 350,000-square-foot distribution center in Groveport, Ohio. We rely on this company-owned distribution center to receive, store and distribute merchandise for the majority of our North America stores. We rely on third parties to manage all of the warehousing and distribution aspects of our business on the West Coast of the United States and in Europe. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could decrease our sales and increase our costs associated with our supply chain.

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

As of December 31, 2016, there were 92 Build-A-Bear Workshop international franchised stores. We cannot ensure that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing owned and operated markets, which impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations. For example, we incurred $1.4 million of bad debt expense related to receivables from our franchisees in fiscal 2014.

The success of our franchising strategy depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel and may not operate their stores profitably. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. When franchisees perform below expectations we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. For example, in 2015, we terminated the franchise agreement in Scandinavia leading to the closure of stores in Norway and Sweden. In 2016, we consented to the sale of the South African franchise to new owners. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores.

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

Our business may be adversely impacted at any time by a significant variety of competitive threats.

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

Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the capital markets or that our capital resources will at all times be sufficient or at an acceptable cost to satisfy our liquidity needs. Capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered into in 2000 and has been extended annually since then and currently expires December 31, 2017.

Risks Related to Owning Our Common Stock

The outcome of the strategic alternatives evaluation process announced on May 3, 2016, is uncertain and the process may or may not result in any changes to the Company’s business plan or lead to a specific action or transaction.

In May 2016, we announced that our Board of Directors had authorized an exploration of a full range of strategic alternatives. No timetable has been set for the review process. We do not expect to comment further or update the market with any additional information on the process unless and until the Board of Directors deems disclosure appropriate or necessary. There is no assurance that this exploration will result in any strategic alternatives being announced or executed or that any resulting plans will have a positive impact on long-term shareholder value.

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;
•	increases or decreases in comparable sales;
•	increases or decreases in total revenues;
•	changes in general economic conditions and consumer spending patterns;
•	the timing and frequency of our marketing initiatives;
•	changes in foreign currency exchange rates;
•	seasonal shopping patterns, including whether the Easter holiday occurs in the first or second quarter and other school holiday schedules;
•	the timing of store closures, relocations and openings and related expenses;
•	the effectiveness of our inventory management;
•	changes in consumer preferences;
•	the continued introduction and expansion of merchandise offerings;
•	actions of competitors or mall anchors and co-tenants;
•	weather conditions;
•	the timing and frequency of national media appearances and other public relations events; and
•	the impact of a 53rd week in our fiscal year, which occurs approximately every six years, the most recent being fiscal 2014;

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

Stores

We lease all of our store locations. As of December 31, 2016, we operated 346 retail stores located primarily in major malls throughout the United States, Canada, Puerto Rico, the United Kingdom, Ireland, Denmark and China in our DTC segment.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment site. We also lease approximately 59,000 square feet for our corporate headquarters in St. Louis, Missouri which houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 1, 2014, with a five-year term. In the United Kingdom, we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in ordinary routine litigation typical for companies engaged in our line of business, including actions seeking to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As of the date of this Annual Report on Form 10-K, we are not involved in any pending legal proceedings that we believe would be likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$14.74	$10.74	$23.00	$18.25
Second Quarter	$14.52	$12.28	$20.96	$15.29
Third Quarter	$14.27	$10.01	$21.69	$15.60
Fourth Quarter	$15.85	$10.35	$19.44	$11.18

As of March 10, 2017, the number of holders of record of the Company’s common stock totaled approximately 2,508.

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

The performance graph starts on December 31, 2011, and ends on December 30, 2016, the last trading day prior to December 31, 2016, the end of our fiscal 2016. The graph assumes that $100 was invested on December 31, 2011, in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast the possible future performance of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Oct. 3, 2016 – Oct. 29, 2016	85	$10.73	-	$-
Oct. 30, 2016 – Nov. 26, 2016	24	$14.65	-	$-
Nov. 27, 2016 – Dec. 31, 2016	37	$14.80	-	$-
Total	146	$12.41	-

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

Dividend Policy

No dividends were paid in 2016, 2015 or 2014. We anticipate that we will retain any future earnings to support operations, to finance the growth and development of our business and to repurchase shares of our common stock from time to time and we do not expect, at this time, to pay cash dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant. Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended December 31, 2016, January 2, 2016, January 3, 2015, December 28, 2013 and December 29, 2012, as fiscal years 2016, 2015, 2014, 2013 and 2012, respectively. Our fiscal year consists of 52 or 53 weeks, and ends on the Saturday nearest December 31 in each year. The 2014 fiscal year included 53 weeks and fiscal years 2016, 2015, 2013 and 2012 included 52 weeks. All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks, with the exception of the fourth quarter of fiscal 2014, which included 14 weeks. When we refer to our fiscal quarters, or any three month period ending as of a specified date, we are referring to the 13-week or 14-week period prior to that date.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data for fiscal 2016 and 2015 and the statement of operations and other financial data for fiscal 2016, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data for fiscal 2014, 2013 and 2012, and the statement of operations and other financial data for fiscal 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share and per share data)
Statement of operations data:
Total revenues	$364,204	$377,694	$392,354	$379,069	$380,941
Costs and expenses:
Cost of merchandise sold - retail	195,914	197,101	210,887	219,696	228,866
Cost of merchandise sold - commercial	2,253	1,375	945	1,042	1,315
Selling, general and administrative	157,174	159,612	163,262	158,397	164,104
Store preopening	3,549	1,851	1,183	2,311	1,412
Goodwill impairment	-	-	-	-	33,670
Interest expense (income), net	5	(143)	53	(259)	3
Total costs and expenses	358,895	359,796	376,330	381,187	429,370
Income (loss) before income taxes	5,309	17,898	16,024	(2,118)	(48,429)
Income tax expense (benefit)	3,932	(9,447)	1,662	(6)	866
Net income (loss)	$1,377	$27,345	$14,362	$(2,112)	$(49,295)
Income (loss) per common share:
Basic	$0.09	$1.61	$0.82	$(0.13)	$(3.02)
Diluted	$0.09	$1.59	$0.81	$(0.13)	$(3.02)
Shares used in computing common per share amounts:
Basic	15,442,086	16,642,269	16,908,001	16,465,138	16,331,672
Diluted	15,622,273	16,867,356	17,133,811	16,465,138	16,331,672

	Fiscal Year (1)
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per store and per square foot data)
Other financial data:
Retail gross margin ($) (2)	$161,679	$175,614	$176,838	$153,477	$145,687
Retail gross margin (%) (2)	45.2%	47.1%	45.6%	41.1%	38.9%
Capital expenditures (3)	$28,118	$24,388	$10,890	$19,362	$17,268
Depreciation and amortization	16,171	16,419	18,128	19,216	21,422

Cash flow data:
Cash flows provided by operating activities	$16,014	$32,047	$34,884	$19,058	$16,542
Cash flows used in investing activities	$(26,657)	$(25,146)	$(11,789)	$(19,362)	$(15,096)
Cash flows (used in) provided by financing activities	$(1,948)	$(26,390)	$(1,783)	$132	$(2,902)

Store data:
Number of stores at end of period (4)
North America	285	269	265	263	291
Europe	60	60	59	60	60
China	1	-	-	-	-
Total stores	346	329	324	323	351
Square footage at end of period (5)
North America	749,197	719,535	725,942	735,605	818,380
Europe	85,900	85,908	84,789	86,859	86,331
China	1,750	-	-	-	-
Total square footage	836,847	805,443	810,731	822,464	904,711
Average net retail sales per store: (6)
North America	$1,007	$1,075	$1,158	$1,080	$1,003
Europe	£783	£781	£809	£755	£736
Net retail sales per square foot:
North America (7)	$371	$394	$409	$381	$350
Europe (8)	£547	£551	£567	£525	£511
Consolidated comparable sales change (%) (9)	(4.4)%	1.0%	1.7%	4.9%	(2.9)%

Balance sheet data:
Cash and cash equivalents	$32,483	$45,196	$65,389	$44,665	$45,171
Working capital	27,187	28,870	45,313	30,353	30,503
Total assets	199,595	213,334	212,054	195,611	192,102
Total stockholders' equity	99,112	99,414	97,625	84,390	83,137

(1)	Fiscal 2016, 2015, 2013 and 2012 included 52 weeks; fiscal 2014 included 53 weeks.
(2)	Retail gross margin represents net retail sales less cost of merchandise sold - retail. Retail gross margin percentage represents retail gross margin divided by net retail sales.
(3)

Capital expenditures consist of leasehold improvements, furniture and fixtures, land, buildings, computer equipment and software purchases, as well as trademarks, intellectual property and deferred leasing fees.

(4)

Excludes our e-commerce sites. North American stores are located in the United States, Canada and Puerto Rico. In Europe, stores are located in the United Kingdom, Ireland, and beginning in 2015, Denmark.

(5)	Square footage for stores located in North America is leased square footage. Square footage for stores located in Europe and China is estimated selling square footage.

(6)	Average net retail sales per store represents net retail sales only from stores open throughout the entire period, excluding e-commerce locations, divided by the total number of such stores.
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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of December 31, 2016, we operated 346 company-owned stores and had 92 franchised stores operating in international locations under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	DTC – Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, Denmark and China and two e-commerce sites;

•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and

•	International franchising – Other international stores operated under franchise agreements.

Selected financial data attributable to each segment for fiscal 2016, 2015 and 2014, are set forth in Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see the “— Revenues,” “— Costs and Expenses” and “— Stores” subsections of this Overview, along with the “Risk Factors” and “Results of Operations.”

We believe that we have an appealing retail store concept that has broad demographic appeal which, for North American stores open for the entire year, averaged net retail sales per store of $1.0 million in fiscal 2016, $1.1 million in fiscal 2015, and $1.2 million in fiscal 2014. Consolidated store contribution consists of store location net retail sales less cost of product, marketing and store related expenses. Non-store general and administrative expenses are excluded as are our e-commerce sites, locations not open for the full fiscal year and adjustments to deferred revenue related to gift card breakage and our loyalty program. See “— Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. Consolidated store contribution as a percent of store location net retail sales was 15.9%, 18.2% and 16.3% for fiscal 2016, 2015 and 2014, respectively. Consolidated net income as a percentage of total revenues was 0.4%, 7.2% and 3.7% for 2016, 2015 and 2014, respectively.

The decline in consolidated store contribution in fiscal 2016 was primarily the result of the decline in consolidated comparable sales primarily in North America in the fourth quarter. Additionally, our store results were negatively impacted by the deleverage of fixed occupancy costs and the impact of currency fluctuations, particularly in Europe. This followed three consecutive years of consolidated comparable sales increases and improved profitability.

In 2015, results were driven by the disciplined execution of our stated strategies as we updated existing stores and expanded our real estate portfolio with our new Discovery store design, opened our first ever value-driven outlet format stores, extended engagement with core consumer segments, expanded business with the teen-plus affinity and gift-giving segment, introduced new intellectual property collections and drove e-commerce sales while making investments in infrastructure and personnel.

In 2014, the successful and consistent implementation of our key strategies of optimizing real estate, resetting the consumer value equation and rationalizing our expense structure resulted in improved North American sales per square foot, expanded consolidated retail gross margin and a reduction in the number of unprofitable stores in North America to less than 2%.

We expect 2017 to be a transitional year as adjustments are made and key aspects of our longer term strategies are put in place We plan to continue to address our aged store fleet, diversify into non-traditional locations and kick-off a comprehensive upgrade of our website platform and e-commerce systems. We also intend to increase consumer interest in store visits and brand connection to drive traffic, while building relevance and affinity among consumer segments outside of our core and expanding our wholesale and corporate sales programs. Additionally, we expect to make adjustments to marketing programs to create synergy across channels and leverage entertainment content to extend brand interaction with “play beyond the plush”. Through a combination of these strategies and our continued disciplined expense management, we remain focused on improving profitability in 2017 and beyond.

We ended fiscal 2016 with no borrowings under our bank loan agreement and with $32.5 million in cash and cash equivalents after investing $28.1 million in capital projects throughout the year. During 2016, we spent $1.5 million repurchasing shares of our common stock.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales are revenues from retail sales (including our e-commerce sites), are net of discounts, exclude sales tax, include shipping and handling costs billed to customers, and are recognized at the time of sale. Revenues from gift cards are recognized at the time of redemption or breakage. Our guests use cash, checks, gift cards and third party credit cards to make purchases. We classify stores as new, comparable and non-comparable stores. Stores enter the comparable sales calculation in their thirteenth full month of operation. Our temporary and seasonal locations are not included in our comparable calculations, unless they are open for thirteen months. Non-comparable stores also result from a store relocation or remodel that results in a significant change in square footage or temporary closure. The net retail sales for a location with a significant change in square footage are excluded from comparable sales calculations until the thirteenth full month of operation after the date of the change. The net retail sales for a location with temporary closure are excluded from comparable sales calculations for each month or partial month that the location is closed.

Beginning in 2015, we began to recognize breakage revenue on unredeemed gift cards sold in the U.S. using the redemption recognition method. Revenue is recognized in net retail sales when the likelihood of the gift card being redeemed is considered remote, based on historical redemption patterns. We have a loyalty program with a frequent shopper reward feature, the Build-A-Bear Workshop Rewards program. Members of the program receive one point for every dollar spent and receive awards after reaching certain point thresholds. On a quarterly basis, an estimate of the obligation related to the program, based on actual points and awards outstanding and historical point conversion and award redemption patterns, is recorded as an adjustment to the deferred revenue liability and net retail sales. Gift cards can be purchased and redeemed and awards can be earned or redeemed at any of our store locations. Accordingly, we account for gift card breakage and changes in the deferred revenue account at the total company level only. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include gift card breakage or any changes in deferred revenue. See “-Critical Accounting Estimates” for additional information on the accounting for gift card breakage and the deferred revenue related to our customer loyalty program.

We use net retail sales per square foot and comparable sales as performance measures for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year for the periods presented:

	Fiscal 2016 (3)	Fiscal 2015 (3)	Fiscal 2014(3)
Net retail sales per square foot
North America (1)	$371	$394	$409
Europe (2)	£547	£551	£567

(1)

Net retail sales per square foot in North America represents net retail sales from stores open throughout the entire applicable fiscal year in North America, excluding e-commerce sales, divided by the total leased square footage of such stores.

(2)

Net retail sales per square foot in Europe represents net retail sales from stores open throughout the entire applicable fiscal year in Europe, excluding e-commerce sales, divided by the total selling square footage of such stores.

(3)	Fiscal 2016 and 2015 included 52 weeks; fiscal 2014 included 53 weeks.

The percentage increase (or decrease) in comparable sales for the periods presented below is as follows:

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Comparable sales change (%) (1)
North America	(4.5)%	(0.0)%	1.4%
Europe	(3.8)%	4.8%	2.6%
Consolidated	(4.4)%	1.0%	1.7%

Stores	(4.9)%	0.5%	1.6%
E-commerce	7.2%	11.8%	3.5%
Consolidated	(4.4)%	1.0%	1.7%

 (1)     Comparable sales percentage changes are based on net retail sales and exclude the impact of foreign exchange. Stores are considered comparable beginning in their thirteenth full month of operation.

The decrease in consolidated comparable sales in 2016 was primarily attributable to a double-digit decline in North America in the fourth quarter. In addition to the impact of the overall reported declines in North American mall traffic in December, we believe the decrease is primarily attributable to:

●	Changes in media and marketing tactics, shifts in licensed product sales and the execution of unplanned promotional activities;
●	A decrease in gift card redemptions; and
●	Missed e-commerce sales in the fourth quarter due to the inability of our e-commerce systems to manage the increased traffic to our site.

Additionally, we believe the strong performance of last year’s Minion’s collection contributed to the comparable sales decline in the second and third quarters of 2016. These declines were partially offset by the positive consolidated comparable sales performance in North America in the first quarter of 2016 which we believe was the result of our overall disciplined management of our business and the initial success of key initiatives of our strategic plan.

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

Commercial revenue: Commercial revenue includes the company’s transactions with other businesses, mainly through wholesale and licensing transactions. Revenue from wholesale product sales includes revenue from sales of merchandise to third parties that operate stores under licensing agreements. In addition, we have historically entered into a number of outbound licensing arrangements whereby third parties manufacture merchandise carrying the Build-A-Bear trademark and sell it to other retailers. Revenue from outbound licensing activities is generally based on a percentage of sales made by licensees to third parties and is recognized at the time of sale by the licensee.

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

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, store supplies and normal store closings as well as central office general and administrative expenses, including costs for management payroll, benefits, stock-based compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation of central office assets as well as the amortization of intellectual property and other assets. Certain store expenses such as store payroll and credit card fees historically have increased or decreased proportionately with net retail sales.

Preopening: These expenses include costs incurred prior to store openings, remodels and relocations including certain store set-up, labor and hiring costs, rental charges, payroll, marketing, travel and relocation costs. They are expensed as incurred.

Stores

Company-owned stores:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland and Denmark (collectively, Europe) and China for the last three fiscal years are summarized as follows:

	North
	America	Europe	China	Total
December 28, 2013	263	60	—	323
Opened	16	—	—	16
Closed	(14)	(1)	—	(15)
January 3, 2015	265	59	—	324
Opened	22	3	—	25
Closed	(18)	(2)	—	(20)
January 2, 2016	269	60	—	329
Opened	29	5	1	35
Closed	(13)	(5)	—	(18)
December 31, 2016	285	60	1	346

During 2017, we expect to continue to make improvements to an aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible by a new, lower capital, more flexible “concourse shop” model. Concourse shops are stand-alone shops with approximately 200 square feet designed to be operated in open, concourse areas of malls or other covered pedestrian areas. We currently expect to add 20 to 25 new locations, with approximately 15 being concourse shops, in fiscal 2017 and close 5 to 10 existing locations to finish 2017 with 356 to 366 company-owned retail locations.

We also operate in a number of other non-traditional locations, such as a ballpark, a zoo and science center. Additionally, we operate shop-in-shop locations within other retailers’ stores. In 2016, we had three permanent shop-in-shop locations and seven seasonal locations open only in the fourth quarter. As planned, two of these locations closed in the last week of fiscal 2016 and the remaining five locations closed in the first week of 2017. We also operate temporary stores, which generally have lease terms of six to eighteen months. These locations are intended to capitalize on short-term opportunities in specific locations. In 2015, we opened our first true outlet format stores, in which we offer a value-oriented merchandise assortment, targeting locations near kid-centric tourist destinations. As of December 31, 2016, we operated 22 temporary and 11 outlet stores.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise assortments as our company-owned heritage stores. As of December 31, 2016, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries. The number of international, franchised stores opened and closed for the periods presented below are summarized as follows:

	Fiscal year
	2016	2015	2014

Beginning of period	77	73	86
Opened	22	10	12
Closed	(7)	(6)	(25)
End of period	92	77	73

The distribution of stores among these countries is as follows:

Australia	22
Germany (1)	19
Mexico	17
Gulf States (2)	12
South Africa	8
Thailand	6
Turkey	6
Singapore	2
Total	92

(1)	Germany master franchise agreement includes Austria and Switzerland where stores have not yet opened
(2)	Gulf States master franchise agreement includes Kuwait, Bahrain, Qatar, and the United Arab Emirates and Oman where we do not currently have a store open

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom, Ireland and Denmark. In 2016, we began to source fixtures and other supplies for our franchisees from China which significantly reduced the capital and lowered the expenses required to open stores. We also leveraged new formats that have been developed for our company-owned operations such as shop-in-shops. As a result, franchisees opened 22 locations in 2016 and are expected to add a further ten stores in 2017. Additionally, our international franchisees are following our successful lead and adopting the Discovery format with five Discovery locations opened in fiscal 2016. We expect to develop market expansion through both new and existing franchisees in 2017 and beyond.

Results of Operations

2016 Overview

While significant progress was made on key platforms of our long-term strategic plan, results in 2016 were disappointing given the prior three consecutive years of comparable sales increases and improved profitability which we believe are more indicative of the consumer affinity for our brand and progress that has been made since the onset of our strategic plan in 2013. After identifying key causal factors that led to these results, we are focused on making the necessary adjustments in order to return to a positive comparable sales position and to evolve our strategies in order to deliver sustained profitable growth and enhance long-term shareholder value.

We expect 2017 to be a transitional year as adjustments are made and key aspects of our longer term strategies are put in place. We believe we are positioning ourselves for the future through the continued development and implementation of our four key strategic initiatives of channel evolution, product expansion, brand and experience amplification and long-term profitability improvement.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Fiscal 2016	Fiscal 2015	Fiscal 2014

Revenues:
Net retail sales	98.2%	98.7%	98.8%
Commercial revenue	1.2	0.7	0.5
Franchise fees	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	54.8	52.9	54.4
Cost of merchandise sold - commercial (1)	52.2	49.4	45.0
Selling, general and administrative	43.2	42.3	41.6
Store preopening	1.0	0.5	0.3
Interest expense (income), net	0.0	(0.0)	0.0
Total costs and expenses	98.5	95.3	95.9

Income (loss) before income taxes	1.5	4.7	4.1
Income tax (benefit) expense	1.1	(2.5)	0.4
Net income (loss)	0.4%	7.2%	3.7%

Retail Gross Margin % (2)	45.2%	47.1%	45.6%

(1)	Cost of merchandise sold – retail and cost of merchandise sold – commercial are expressed as a percentage of net retail sales and commercial revenue, respectively.

(2)	Retail gross margin represents net retail sales less cost of merchandise sold – retail; retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016

Total revenues. Net retail sales were $357.6 million for fiscal 2016, compared to $372.7 million for fiscal 2015, a decrease of $15.1 million. The components of this decrease are as follows:

Fiscal 2016
(dollars in millions)
Decrease in comparable sales	$(14.7)
Increase from new stores	12.1
Impact of store closures	(11.1)
Impact of foreign currency translation	(9.5)
Change in deferred revenue estimates, including breakage	4.4
Increase in non-comparable stores, primarily remodels and relocations	3.7
$(15.1)

Commercial revenue was $4.3 million for fiscal 2016 compared to $2.8 million for fiscal 2015, an increase of $1.5 million. This increase was primarily due to the addition of new wholesale customers and growth in outbound licensing activity in 2016. Revenue from international franchise fees was $2.3 million for fiscal 2016 compared to $2.2 million for fiscal 2015. This $0.1 million increase was primarily the result of having more franchise locations open throughout the majority of the year.

Retail gross margin. Retail gross margin was $161.7 million in fiscal 2016 compared to $175.6 million in fiscal 2015, a decrease of $13.9 million, or 7.9%. As a percentage of net retail sales, retail gross margin decreased to 45.2% for fiscal 2016 from 47.1% for fiscal 2015, a decrease of 190 basis points as a percentage of net retail sales. This decline in margin was primarily attributable to deleverage on fixed occupancy expenses, including store asset impairments and the negative impact of currency on margin in the United Kingdom.

Selling, general and administrative. Selling, general and administrative expenses were $157.2 million for fiscal 2016 as compared to $159.6 million for fiscal 2015, a decrease of $2.4 million, or 1.5%. As a percentage of total revenues, selling, general and administrative expenses were 43.2% for fiscal 2016, compared to 42.3% in fiscal 2015. The decrease in dollars was primarily attributable to lower marketing expenses and incentive compensation partially offset by charges related to a duty dispute in the UK, China start-up costs, and other costs associated with restructuring and a review of strategic alternatives. The decrease as a percentage of total revenues was driven by the deleverage of these expenses given the revenue decline in fiscal 2016 as compared to fiscal 2015.

Store preopening. Store preopening expenses were $3.5 million in fiscal 2016 as compared to $1.9 million in fiscal 2015. The increase was attributable to the increase in the number of new and remodeled Discovery format stores opened in fiscal 2016 as compared to the prior year.

Interest expense (income), net. Interest expense, net of interest income, was $5,000 for fiscal 2016. In fiscal 2015, interest income, net of interest expense, was $0.1 million.

Provision for income taxes. Income tax expense in fiscal 2016 was $3.9 million compared to an income tax benefit of $9.4 million in fiscal 2015. The 2016 effective rate of 74.1% differed from the statutory rate of 34% primarily due to the effect of establishing a full valuation allowance in certain foreign jurisdictions and other discrete tax adjustments. The 2015 effective tax rate of (52.8)% differed from the statutory rate of 34% primarily due to the reversal of all of the valuation allowance on U.S. deferred tax assets at January 2, 2016.

Fiscal Year Ended January 2, 2016 (52 weeks) Compared to Fiscal Year Ended January 3, 2015 (53 weeks)

Total revenues. Net retail sales were $372.7 million for fiscal 2015, compared to $387.7 million for fiscal 2014, a decrease of $15.0 million. The components of this decrease are as follows:

Fiscal 2015
(dollars in millions)
Decrease from other retail, including the impact of calendar shift	$(12.5)
Increase in comparable sales	3.3
Increase from new stores	6.5
Impact of store closures	(8.2)
Impact of foreign currency translation	(7.4)
Change in deferred revenue estimates, including breakage	(0.9)
Increase in non-comparable stores, primarily remodels and relocations	4.2
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

Selling, general and administrative. Selling, general and administrative expenses were $159.6 million for fiscal 2015 as compared to $163.3 million for fiscal 2014, a decrease of $3.7 million, or 2.2%. As a percentage of total revenues, selling, general and administrative expenses were 42.3% for fiscal 2015, compared to 41.6% in fiscal 2014. The decrease in dollars was primarily attributable to lower variable costs related to the 53rd week and lower management transition expenses in fiscal 2015, partially offset by investments to advance the Company’s long-term strategy. As a result of the calendar shift in fiscal 2014, fiscal 2015 had one less week of sales which deleveraged selling, general and administrative expense as a percent of total revenues.

Store preopening. Store preopening expenses were $1.9 million in fiscal 2015 as compared to $1.2 million in fiscal 2014. The increase was attributable to the increase in the number of new and remodeled Discovery format stores opened in fiscal 2015 as compared to the prior year.

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

The following table sets forth a reconciliation of store contribution to net income for our company-owned stores located in the United States, Canada and Puerto Rico (North America), stores located in the United Kingdom, Ireland and Denmark (Europe) and, beginning in 2016, China, for our consolidated store base (dollars in thousands). Fiscal 2016 and 2015 include 52 weeks; fiscal 2014 includes 53 weeks.

	Fiscal 2016 (52 weeks)			Fiscal 2015 (52 weeks)
	North	Europe		North
	America	and China	Total	America	Europe	Total
Net income (loss)	$6,416	$(5,039)	$1,377	$24,472	$2,873	$27,345
Income tax expense (benefit)	4,976	(1,044)	3,932	(10,276)	829	(9,447)
Interest expense (income)	18	(13)	5	(40)	(103)	(143)
General and administrative expense (1)	48,716	9,457	58,173	49,509	4,645	54,154
Contribution from other retail activities(2)	(8,450)	305	(8,145)	(2,301)	(1,314)	(3,615)
Other contribution (3)	(5,113)	(197)	(5,310)	(6,980)	-	(6,980)
Store contribution	$46,563	$3,469	$50,032	$54,384	$6,930	$61,314

Total revenues from external customers	$296,784	$67,420	$364,204	$299,210	$78,484	$377,694
Revenues from other retail activities (2)	(34,291)	(8,273)	(42,564)	(26,549)	(9,830)	(36,379)
Other revenues from external customers (4)	(5,449)	(1,162)	(6,611)	(4,979)	-	(4,979)
Store location net retail sales	$257,044	$57,985	$315,029	$267,682	$68,654	$336,336
Store contribution as a percentage of store location net retail sales	18.1%	6.0%	15.9%	20.3%	10.1%	18.2%
Total net income (loss) as a percentage of total revenues	2.2%	(7.5)%	0.4%	8.2%	3.7%	7.2%

	Fiscal 2014 (53 weeks)
	North
	America	Europe	Total
Net income	$12,035	$2,327	$14,362
Income tax expense (benefit)	1,062	600	1,662
Interest expense (income)	9	44	53
General and administrative expense (1)	48,029	5,288	53,317
Contribution from other retail activities(2)	(5,693)	(1,490)	(7,183)
Other contribution (3)	(4,281)	67	(4,214)
Store contribution	$51,161	$6,836	$57,997

Total revenues from external customers	$310,863	$81,491	$392,354
Revenues from other retail activities (2)	(28,112)	(4,360)	(32,472)
Other revenues from external customers (4)	(4,629)	-	(4,629)
Store location net retail sales	$278,122	$77,131	$355,253
Store contribution as a percentage of store location net retail sales	18.4%	8.9%	16.3%
Total net income as a percentage of total revenues	3.9%	2.9%	3.7%

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

(4)	Other revenues from external customers are comprised of international franchising and commercial revenues.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2016				Fiscal 2015
(Dollars in millions, except per	First	Second	Third	Fourth	First	Second	Third	Fourth
share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenues	$95.0	$75.1	$83.7	$110.3	$93.4	$81.0	$85.6	$117.7
Retail gross margin(1)	45.5	31.2	35.4	49.6	42.9	34.9	38.2	59.7
Income tax expense (benefit)	1.8	(1.9)	1.0	3.2	0.2	0.2	0.3	(10.2)
Net income (loss)	3.5	(4.3)	1.8	0.3	6.8	(0.6)	1.1	20.1
Income (loss) per common share:
Basic	0.22	(0.28)	0.12	0.02	0.41	(0.04)	0.06	1.23
Diluted	0.22	(0.28)	0.11	0.02	0.40	(0.04)	0.06	1.21
Number of stores (end of quarter)	321	321	330	346	317	315	317	329

(1)	Retail gross margin represents net retail sales less cost of retail merchandise sold.

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) fluctuations in the profitability of our stores; (2)increases or decreases in comparable sales and total revenues; (3) changes in general economic conditions and consumer spending patterns; (4) the timing and frequency of our marketing initiatives including national media appearances and other public relations events; (5) changes in foreign currency exchange rates; (6) seasonal shopping patterns and holiday and vacation schedules; (7) the timing of store closures, relocations and openings and related expenses; (8) the effectiveness of our inventory management; (9) changes in consumer preferences; (10) the continued introduction and expansion of merchandise offerings; (11) actions of competitors or mall anchors and co-tenants; (12) weather conditions; and (13) the impact of a 53rd week in our fiscal year, which occurs approximately every six years.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through cash generated from operations. We have access to additional cash through a revolving line of credit that has been in place since 2000.

Operating Activities. Cash flows provided by operating activities were $16.0 million in fiscal 2016, $32.0 million in fiscal 2015 and $34.9 million in fiscal 2014. Cash flows from operating activities decreased in fiscal 2016 as compared to 2015 primarily due to decreased store contribution and the timing of inventory receipts and payments. Cash flows from operating activities decreased in fiscal 2015 as compared to 2014 primarily due to the timing of inventory receipts and payments and the increase in receivables partially offset by increased store contribution.

Investing Activities. Cash flows used in investing activities were $26.7 million in fiscal 2016, $25.1 million in fiscal 2015 and $11.8 million in fiscal 2014. Cash used in investing activities in 2016 related primarily to the opening of 35 new locations, the remodeling or relocation of 24 stores, and the continued installation and upgrades of central office information technology systems, partially offset by the maturity of short-term investments. Cash used in investing activities in 2015 related primarily to the continued installation and upgrades of central office information technology systems, the opening of 25 new stores, the remodeling or relocation of eight stores and the net purchases of short-term investments. Cash used in investing activities in 2014 related primarily to the opening of five new traditional stores and eleven non-traditional stores, the continued installation and upgrades of central office information technology systems and the purchase of short-term investments.

Financing Activities. Financing activities used cash of $1.9 million, $26.4 million and $1.8 million in 2016, 2015 and 2014, respectively. In 2016, borrowings under our credit facility and subsequent repayments totaled $5.4 million. Purchases of our stock used cash of $1.5 million, $25.9 million and $3.4 million, in fiscal 2016, 2015 and 2014, respectively. In both fiscal 2016 and 2015, the exercises of employee stock options, net of shares used for withholding tax payments related to vesting of restricted stock used cash of $0.5 million. In fiscal 2014, the exercises of employee stock options, net of shares used for withholding tax payments related to vesting of restricted stock provided cash of $1.6 million.

Capital Resources. As of December 31, 2016, we had a cash balance of $32.5 million, less than half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of up to $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2017 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. In 2016, we exceeded the maximum lease payments for personal property of $100,000 permitted in the financial covenants, resulting in non-compliance. We have subsequently obtained a waiver of the personal property lease payments covenant for 2016. As of December 31, 2016: (i) we were in compliance with all remaining covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

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

In fiscal 2017, we expect to spend approximately $20 million to $25 million on capital expenditures. Capital spending in fiscal 2016 totaled $28.1 million, primarily to support the refresh and repositioning of stores in our Discovery format and investment in infrastructure.

In February 2015 and July 2015, the board of directors adopted repurchase programs, each authorizing the repurchase of $10 million of our common stock. In November 2015, the board adopted a share repurchase program authorizing the repurchase of up to $15 million of our common stock until March 31, 2016. These programs authorized us to purchase an aggregate of $35 million of our common stock in the open market (including through 10b5-1 trading plans), through privately negotiated transactions, or through an accelerated repurchase transaction. The primary source of funding was cash on hand. The timing and amount of share repurchases depended on price, market conditions, applicable regulatory requirements, and other factors. Shares repurchased under these programs were subsequently retired. Under the programs approved in February 2015 and July 2015, we repurchased a total of approximately 1,224,000 shares at an average price of $16.32 per share for an aggregate amount of $20.0 million, and as a result, these programs had no further capacity. Under the program approved in November 2015, we repurchased a total of approximately 615,000 shares at an average price of $12.05 per share for an aggregate amount of $7.4 million. This program expired on March 31, 2016.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2017.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory. The future minimum payments for these obligations as of December 31, 2016 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of December 31, 2016
	Total	2017	2018	2019	2020	2021	Beyond
	(In thousands)
Operating lease obligations	$220,049	$39,228	$31,338	$27,481	$25,930	$24,473	$71,599
Purchase obligations	36,325	36,325	-	-	-	-	-
Total	$256,374	$75,553	$31,338	$27,481	$25,930	$24,473	$71,599

Our total liability for uncertain tax positions under the Financial Accounting Standards Board Accounting Standards Codification (ASC) 740-10-25 was $1.0 million as of December 31, 2016. Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.9 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations and the lapsing of the statute of limitations. See Note 7 – Income Taxes to the Consolidated Financial Statements for additional information.

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

For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance annually, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable. Impairment charges related to this assessment are included in cost of merchandise sold – retail as a component of net income before income taxes in the DTC segment.

As a result of our 2016 review, we determined that 13 stores would not be able to recover the carrying value of certain store assets through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of $2.3 million in the fourth quarter of fiscal 2016, which is included in cost of merchandise sold – retail. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the asset group, future growth rate and discount rate. In order to evaluate the sensitivity of the fair value assumptions on store asset impairment, we applied a hypothetical decrease of 1% in the comparable stores sales trend and in margin. Based on the analysis performed as of December 31, 2016, the changes in our assumptions would not have resulted in a material difference in the calculated impairment charge. Impairment charges related to this assessment were immaterial in 2015 and 2014.

Additionally, we consider a more likely than not assessment that an individual location will close prior to the end of its lease term as a triggering event to review the store asset group for recoverability. These assessments are reviewed on a quarterly basis. When indicated, the carrying value of the assets is reduced to fair value, calculated as the estimated future cash flows for each asset group. Asset impairment charges resulting from these assessments totaled $0.4 million, $0.3 million and $0.4 million in 2016, 2015 and 2014, respectively, and are included in selling, general and administrative expenses as a component of income before income taxes in the DTC segment.

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

Revenue Recognition

While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. Revenues from retail sales, net of discounts and excluding sales tax, are recognized at the time of sale. Merchandise returns have not been significant. For e-commerce sales, revenue is recognized at the time of shipment. We sell gift cards to our customers in our retail stores, through our e-commerce sites, and through select third parties. We do not charge administrative fees on unused gift cards. Our gift cards issued in the United States do not have an expiration date. Beginning in 2016, gift cards issued in the United Kingdom expire 24 months from the activation date. A current liability is recorded upon purchase of a gift card, and revenue is recognized when the gift card is redeemed for merchandise. Revenue from various licensing and international franchising arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum levels.

In 2015, we established a new legal entity, Build-A-Bear Card Services LLC (“Card Services”), to issue and administer all gift cards in the United States. The escheatment requirements of the jurisdiction where Card Services was established differ from those that the Company has historically been subject to. Given the change in legal requirements, we evaluated our accounting treatment of unredeemed gift cards and determined that the change in our legal obligations indicated that a change in our accounting treatment was necessary. Accordingly, in December 2015 when Card Services began issuing gift cards, we began to recognize breakage income on unredeemed gift cards using the redemption recognition method. Revenue is recognized in net retail sales when the likelihood of the gift card being redeemed is considered remote, based on historical redemption patterns. In the fourth quarter of fiscal 2015, our estimate of breakage resulted in a $0.5 million increase in net retail sales. In 2016, our estimate of breakage resulted in a $4.5 million increase in net retail sales. In the fourth quarter of 2016, we reviewed our historical redemption patterns and breakage rates and determined that they were not materially different from the rates that we had calculated in the prior year. Accordingly, we made no changes to these rates in 2016. We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure gift card breakage. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 100 basis point change in our gift card breakage rate as of December 31, 2016 would have resulted in a $0.3 million change in the gift card liability and net retail sales. Prior to the establishment of Card Services, the Company recorded income from unredeemed gift cards in a manner consistent with the delayed recognition method.

We have a customer loyalty program, Build-A-Bear Rewards, whereby guests enroll in the program and receive one point for every dollar spent. Points accumulate and expire after twelve months of inactivity. In North America, guests receive a coupon for free merchandise after reaching their first 50 points and a $10 reward certificate for every 100 points earned in a twelve month period. In the UK, guests receive a £5 certificate for every 50 points they earn. An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.

We assess the adequacy of the deferred revenue liability based upon our review of point conversion and award redemption patterns at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2016, we noted a change in conversion patterns that resulted in a change in the rates used in our calculation of the liability. Due to an offsetting change in outstanding points and certificates as of the end of 2016, no adjustment to the liability was necessary. Based on this assessment at the end of fiscal 2015 and 2014, the deferred revenue liability was adjusted downward by $0.1 million and $1.3 million, respectively, with a corresponding increase to net retail sales.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected conversion and redemption rates. In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical increase of 100 basis points in the conversion and redemption rates. Based on the analysis performed as of December 31, 2016, the changes in our assumptions would have resulted in a $0.1 million change in the deferred revenue liability and net retail sales.

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We consider the Company’s ability to carry back its tax losses or credits for refunds, the availability of tax planning strategies and reversals of existing taxable temporary differences as well as projections of future taxable income. We have deferred tax assets in the U.S. and the United Kingdom on which we have not recorded a valuation allowance. The realization of these deferred tax assets is dependent upon the recognition of future jurisdictional income. After weighing all the evidence, management determined that it was more likely than not that the Company would be able to realize all of its domestic deferred tax assets and, therefore, the valuation allowance was no longer required. Management's decision was based upon evidence including its earnings performance trend, expected continued profitability, and improvement in the Company's financial condition.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of December 31, 2016 and January 2, 2016.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. Our borrowings during fiscal 2016 were limited to a short period during the middle of the fourth quarter. Accordingly, a 100 basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations. We had no such investments as of December 31, 2016.

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

Although we enter into a significant amount of purchase obligations outside of the U.S., these obligations are settled primarily in U.S. dollars and, therefore, we believe we have only minimal exposure at present to foreign currency exchange risks for our purchase obligations. However, because our foreign subsidiaries also purchase their inventory in U.S. dollars, we are exposed to some risk when their functional currencies fluctuate relative to the U.S dollar. We estimate that the significant movement in the British pound sterling relative to the U.S. dollar in 2016 had a negative impact on our revenues and pre-tax income of approximately $9.1 million and $3.1 million, respectively, as compared to the prior year. This is separate from the transactional impact of the change in rates that is a component of selling, general and administrative expenses. Historically, we have not hedged our currency risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2016 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2016 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Build-A-Bear Workshop, Inc. and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31 , 2016, and our report dated March 16, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 16, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on May 11, 2017 is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 53, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine World Wide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Eric Fencl, 54, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, he now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 50, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 43, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear. Effective March 2016, she now holds the title of Chief Merchandising Officer. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand Management with the Stride Rite Children’s Group of Wolverine World Wide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands, including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 42, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine World Wide, Inc., a leading global footwear and apparel company, where since September 2013 he served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 he was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 he was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	757,784	$8.30	545,799
Total	757,784	$8.30	545,799

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Build-A-Bear Workshop, Inc.

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Build-A-Bear Workshop, Inc. and Subsidiaries at December 31, 2016 and January 2, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Build-A-Bear Workshop, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 16, 2017

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Deccember 31,	January 2,
	2016	2016

ASSETS
Current assets:
Cash and cash equivalents	$32,483	$45,196
Inventories	51,885	53,877
Receivables	12,939	13,346
Prepaid expenses and other current assets	12,737	16,312
Total current assets	110,044	128,731

Property and equipment, net	74,924	67,741
Deferred tax assets	8,256	10,864
Other intangible assets, net	1,721	1,738
Other assets, net	4,650	4,260
Total Assets	$199,595	$213,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,861	$42,551
Accrued expenses	15,897	19,286
Gift cards and customer deposits	37,070	35,391
Deferred revenue	2,029	2,633
Total current liabilities	82,857	99,861

Deferred rent	15,438	12,156
Deferred franchise revenue	565	728
Other liabilities	1,623	1,175
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at December 31, 2016 and January 2, 2016	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,856,927 and 15,795,891 shares, respectively	159	158
Additional paid-in capital	68,001	66,009
Accumulated other comprehensive loss	(12,727)	(9,971)
Retained earnings	43,679	43,218
Total stockholders' equity	99,112	99,414
Total Liabilities and Stockholders' Equity	$199,595	$213,334

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Fiscal Year
	2016	2015	2014

Revenues:
Net retail sales	$357,593	$372,715	$387,725
Commercial revenue	4,312	2,783	2,098
Franchise fees	2,299	2,196	2,531
Total revenues	364,204	377,694	392,354

Costs and expenses:
Cost of merchandise sold - retail	195,914	197,101	210,887
Cost of merchandise sold - commercial	2,253	1,375	945
Selling, general and administrative	157,174	159,612	163,262
Store preopening	3,549	1,851	1,183
Interest expense (income), net	5	(143)	53
Total costs and expenses	358,895	359,796	376,330

Income before income taxes	5,309	17,898	16,024
Income tax (benefit) expense	3,932	(9,447)	1,662
Net income	$1,377	$27,345	$14,362

Income per common share:
Basic	$0.09	$1.61	$0.82
Diluted	$0.09	$1.59	$0.81

Shares used in computing common per share amounts:
Basic	15,442,086	16,642,269	16,908,001
Diluted	15,622,273	16,867,356	17,133,811

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Fiscal Year
	2016	2015	2014

Net income	$1,377	$27,345	$14,362

Foreign currency translation adjustment	(2,756)	(1,273)	(1,395)

Comprehensive (loss) income	$(1,379)	$26,072	$12,967

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, December 28, 2013	174	69,094	(7,303)	22,425	84,390

Share repurchase and retirement	(3)	(3,361)	-	-	(3,364)
Stock-based compensation	-	2,051	-	-	2,051
Shares issued under employee stock plans	3	1,578	-	-	1,581
Other comprehensive loss	-	-	(1,395)	-	(1,395)
Net income	-	-	-	14,362	14,362

Balance, January 3, 2015	$174	$69,362	$(8,698)	36,787	$97,625

Share repurchase and retirement	(17)	(4,978)	-	(20,914)	(25,909)
Stock-based compensation	-	2,111	-	-	2,111
Shares issued under employee stock plans	1	(486)	-	-	(485)
Other comprehensive loss	-	-	(1,273)	-	(1,273)
Net income	-	-	-	27,345	27,345

Balance, January 2, 2016	$158	$66,009	$(9,971)	$43,218	$99,414

Share repurchase and retirement	(1)	(552)	-	(916)	(1,469)
Stock-based compensation	-	3,025	-	-	3,025
Shares issued under employee stock plans	2	(481)	-	-	(479)
Other comprehensive loss	-	-	(2,756)	-	(2,756)
Net income	-	-	-	1,377	1,377

Balance, December 31, 2016	$159	$68,001	$(12,727)	$43,679	$99,112

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2016	2015	2014

Cash flows from operating activities:
Net income	$1,377	$27,345	$14,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,171	16,419	18,128
Stock-based compensation	3,025	2,111	2,051
Asset impairment	2,674	296	1,107
Deferred taxes	2,263	(8,123)	(2,043)
Provision for doubtful accounts	1,972	19	1,432
Loss on disposal of property and equipment	403	282	120
Trade credit utilization	-	185	548
Change in assets and liabilities:
Inventories	643	(2,466)	(2,323)
Receivables	(2,207)	(2,118)	1,411
Prepaid expenses and other assets	1,184	(2,998)	(3,745)
Accounts payable and accrued expenses	(16,301)	1,458	11,131
Lease related liabilities	3,427	(1,182)	(5,986)
Gift cards and customer deposits	2,091	1,037	645
Deferred revenue	(708)	(218)	(1,954)
Net cash provided by operating activities	16,014	32,047	34,884
Cash flows from investing activities:
Purchases of property and equipment	(27,251)	(22,466)	(10,790)
Purchases of other assets and other intangible assets	(867)	(1,922)	(100)
Proceeds from sale or maturity of short term investments	1,461	793	-
Purchases of short term investments	-	(1,551)	(899)
Cash flow used in investing activities	(26,657)	(25,146)	(11,789)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(479)	(481)	1,581
Borrowings under line of credit	5,400	-	-
Repayments under line of credit	(5,400)	-	-
Purchases of Company's common stock	(1,469)	(25,909)	(3,364)
Cash flow used in financing activities	(1,948)	(26,390)	(1,783)
Effect of exchange rates on cash	(122)	(704)	(588)
Net (decrease) increase in cash and cash equivalents	(12,713)	(20,193)	20,724
Cash and cash equivalents, beginning of period	45,196	65,389	44,665
Cash and cash equivalents, end of period	$32,483	$45,196	$65,389
Supplemental disclosure of cash flow information:
Net cash paid during the period for income taxes	$1,002	$2,175	$1,024

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) is a specialty retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 346 company-owned stores operated primarily in leased mall locations in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, Denmark and China along with its e-commerce sites. Operations in foreign countries where the Company does not have company-owned stores are through franchise agreements.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The periods presented in these financial statements are fiscal 2016 (52 weeks ended December 31, 2016), fiscal 2015 (52 weeks ended January 2, 2016) and fiscal 2014 (53 weeks ended January 3, 2015). References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes supplies of $3.1 million and $2.7 million as of December 31, 2016 and January 2, 2016, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages.

Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $3.6 million and $3.0 million as of December 31, 2016 and January 2, 2016, respectively.

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

Other Assets

Other assets consist primarily of the non-current portion of prepaid income taxes, deferred leasing fees and deferred costs related to franchise agreements. The prepaid income taxes will amortize through income tax expense over the life of the related asset. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was $0.1 million, $0.1 million and $0.2 million for 2016, 2015 and 2014, respectively.

Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company performs an annual assessment of the store assets in the direct-to-consumer (DTC) segment, based on operating performance and forecasts of future performance. Total impairment charges were $2.7 million, $0.3 million and $1.1 million in 2016, 2015 and 2014, respectively. See Note 4 – Property and Equipment for further discussion regarding the impairment of long-lived assets.

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

Revenues from the sale of gift cards are recognized at the time of redemption. Unredeemed gift cards are included in gift cards and customer deposits on the consolidated balance sheets. For gift cards issued prior to the establishment of Build-A-Bear Card Services LLC in December 2015, the Company recorded income from unredeemed gift cards in a manner consistent with the delayed recognition method. Beginning in December 2015, for gift cards issued through Build-A-Bear Card Services, gift card breakage revenue is recorded as a component of net retail sales based on historical redemption patterns and represents the balance of gift cards for which the likelihood of redemption by a customer is considered remote using the redemption recognition method. The amount of revenue from gift card breakage was $4.5 million and $0.5 million in 2016 and 2015, respectively.

The Company has a customer loyalty program, Build-A-Bear Rewards, whereby guests enroll in the program and receive points based on the value of the transaction and receive awards for various discounts on future purchases after achieving defined point thresholds. Historical patterns for points converting into awards and ultimate award redemption are applied to actual points and awards outstanding at the respective balance sheet date to calculate the liability and corresponding adjustment to net retail sales. In 2014, the Company changed the program to eliminate certain discounts and reduced its liability by $0.5 million with a corresponding increase to net retail sales and a $0.4 million increase to net income.

Management reviews these patterns and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on the assessment at the end of 2016, the deferred revenue liability was not adjusted. In 2015 and 2014, the deferred revenue liability was adjusted downward by $0.1 million and $1.3 million, respectively, with corresponding increases to net retail sales; net income was increased by $0.1 million and $1.2 million in 2015 and 2014, respectively.

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

Store Preopening Expenses

Store preopening expenses include costs incurred prior to store openings, remodels and relocations including certain store set-up, labor and hiring costs, rental charges, payroll, marketing, travel and relocation costs. They are expensed as incurred and are included in selling, general and administrative expenses.

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $20.7 million, $25.3 million and $25.8 million for fiscal years 2016, 2015 and 2014, respectively.

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

Income Per Share

Under the two-class method, basic income per share is determined by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during the period. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. Diluted income per share reflects the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

Stock-Based Compensation

The Company has share-based compensation plans covering the majority of its management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC 718. The Company recognizes compensation cost for equity awards over the requisite service period for the entire award. See Note 11 – Stock Incentive Plans. For fiscal 2016, 2015 and 2014, selling, general and administrative expense includes $3.0 million, $2.1 million and $2.1 million, respectively, of stock-based compensation expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of December 31, 2016, the current portions of the assets and related liabilities of $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $0.7 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets. As of January 2, 2016, the assets and related liabilities of the Deferred Compensation Plan of $0.6 million are all non-current and are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, short term investments, accounts payable and accrued expenses, approximates book value at December 31, 2016 and January 2, 2016.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may change significantly. Significant items subject to such estimates and assumptions include the calculation of revenue from gift card breakage, valuation of long-lived assets, including deferred income tax assets, and the determination of deferred revenue under the Company’s customer loyalty program.

Sales Tax Policy

The Company’s revenues in the consolidated statement of operations are net of sales taxes.

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. Losses in fiscal 2016, 2015 and 2014 were $0.3 million, $2.3 million and $1.6 million, respectively.

Recent Accounting Pronouncements – Adopted in the current year

Effective December 31, 2016, the Company adopted Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires the Company to evaluate, at each annual and interim period, whether substantial doubt exists about its ability to continue as a going concern, and if applicable, to provide related disclosures. The new guidance was effective for the Company for the year ending December 31, 2016. The adoption of this standard did not have a material effect on our financial position or results of operations or on our disclosures in the current period.

Recent Accounting Pronouncements – Pending adoption

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share based compensation arrangements, including the income tax impact, classification in the statement of cash flows and forfeitures. The Company adopted the ASU 2016-09 effective January 1, 2017. The Company made an accounting policy election to account for forfeitures as they occur. The impact of this election along with the adoption of the other provisions of the standard was to increase deferred tax assets by $1.6 million, increase additional paid-in-capital by $0.3 million, increase retained earnings by $1.9 million and decrease taxes payable by $0.6 million.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. The Company early adopted ASU 2016-16 effective January 1, 2017. Using the modified retrospective method, the impact of the adoption of the standard was to increase deferred tax assets by $1.0 million, decrease other assets, net by $2.3 million and decrease retained earnings by $1.3 million.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (GAAP). The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company beginning in fiscal 2018, and allows for both retrospective and modified retrospective methods of adoption. Early adoption beginning fiscal 2017 is permitted. In 2016, the Company established a cross-functional team to use a bottom-up approach to assess the impact of the new standard. The team is in the process of reviewing current accounting policies and practices to identify potential differences that would result from applying the provisions of the new standard to our existing revenue contracts. To date, the review has focused on net retail sales which represented over 98% of total revenues in 2016. While the team continues to assess all potential impacts of the new standard, the Company expects the most significant impact to result from changes to the accounting for deferred revenue, specifically related to gift cards and the Company’s loyalty program. Currently, the Company expects to adopt ASU 2014-09 effective the first day of fiscal 2018 using the modified retrospective method.

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

(3)     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	2016	2015
Prepaid rent	$7,191	$7,852
Short-term investments	-	1,458
Other	5,546	7,002
Total	$12,737	$16,312

(4)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	2016	2015
Land	$2,261	$2,261
Furniture and fixtures	41,578	40,322
Computer hardware	26,960	26,277
Building	14,970	14,970
Leasehold improvements	113,573	113,981
Computer software	41,763	46,745
Construction in progress	6,152	6,871
	247,257	251,427
Less accumulated depreciation	172,333	183,686
Total, net	$74,924	$67,741

For 2016, 2015 and 2014, depreciation expense was $15.2 million, $15.8 million and $17.6 million, respectively.

During 2016, the Company reviewed the operating performance and forecasts of future performance for the stores in its DTC segment. As a result of that review, it was determined that several stores would not be able to recover the carrying value of certain store assets through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and any remaining net book value is depreciated over the remaining life of the asset. Asset impairment charges of $2.3 million were recorded in the fourth quarter of fiscal 2016, which are included in cost of merchandise sold - retail as a component of income before income taxes in the DTC segment. Similar impairment charges were immaterial in 2015 and 2014. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC 820-10. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination charges, severance charges and other charges.

In 2015, the Company began on ongoing project to update its store locations. The Company currently expects to update stores primarily in conjunction with natural lease events including new store openings, relocations and lease required remodels. The Company considers a more likely than not assessment that an individual location will close or be remodeled prior to the end of its original lease term as a triggering event to review the store asset group for recoverability. As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store assets through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and any remaining net book value is depreciated over the shortened expected life. Asset impairment charges of $0.4 million, $0.3 million and $0.4 million were recorded in 2016, 2015 and 2014, respectively, which are included in selling, general and administrative expenses as a component of income before income taxes in the DTC segment. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC 820-10.

(5)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2016	2015

Trademarks and other intellectual property	$15,276	$14,429
Less accumulated amortization	13,555	12,691
Total, net	$1,721	$1,738

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $0.9 million, $0.5 million and $0.3 million in 2016, 2015 and 2014, respectively. Estimated amortization expense related to other intangible assets in the subsequent five year period is: 2017 - $0.9 million; 2018 - $0.7 million; 2019 - $0.1 million; 2020 - $0; and 2021 - $0.

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2016	2015

Accrued wages, bonuses and related expenses	$5,596	$8,035
Sales tax payable	5,075	6,374
Accrued rent and related expenses	4,615	4,307
Current income taxes payable	611	570
Total	$15,897	$19,286

(7)	Income Taxes

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, Ireland, Denmark and China), are as follows (in thousands):

	2016	2015	2014
Domestic	$9,733	$13,854	$12,973
Foreign	(4,424)	4,044	3,051
Total income before income taxes	$5,309	$17,898	$16,024

The components of the provision for income taxes are as follows (in thousands):

	2016	2015	2014

Current:
Federal	$1,605	$-	$-
State	237	24	304
Foreign	(231)	1,189	3,293
Deferred:
Federal	1,902	(9,697)	-
State	1,230	(1,308)	26
Foreign	(811)	345	(1,961)
Income tax expense (benefit)	$3,932	$(9,447)	$1,662

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2016	2015	2014

Income before income taxes	$5,309	$17,898	$16,024
Statutory federal income tax rate	34%	34%	34%
Income tax expense at statutory federal rate	1,805	6,085	5,448
State income taxes, net of federal tax benefit	968	371	310
Valuation allowance	576	(15,572)	(5,415)
Effect of lower foreign taxes	864	(622)	(372)
Adjustment for unrecognized tax positions	(77)	67	397
Other items, net	(204)	224	1,294
Income tax expense (benefit)	$3,932	$(9,447)	$1,662
Effective tax rate	74.1%	(52.8)%	10.4%

In fiscal 2016, the Company established a full valuation allowance of $0.6 million on its deferred tax assets in certain foreign jurisdictions due to cumulative losses and uncertainty about future earnings forecast. In fiscal 2011, the Company had established a full valuation allowance on its deferred tax assets in the United States due to significant losses and uncertainty about future earnings forecast. As of January 2, 2016, the Company recorded an income tax benefit of $9.4 million primarily due to the reduction in the valuation allowances in the U.S. The valuation allowance in the U.S. was reduced because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income in the U.S., the implementation of tax planning strategies, and projections of future taxable income. Based on its earnings performance trend, expected continued profitability and improvements in the Company’s financial condition; management determined it was more likely than not that all of our U.S. deferred tax assets would be realized. The negative evidence considered included historical losses in certain prior years; however, the positive evidence outweighed this negative evidence. In fiscal 2014, the Company released approximately $4.4 million of U.S. related valuation allowance, consistent with the level of income generated. Additionally, in fiscal 2014, the Company recorded an income tax benefit of $1.1 million due to the full release of the valuation allowances in foreign jurisdictions, primarily the UK and Canada.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2016	2015

Deferred tax assets:
Deferred revenue	$5,004	$5,129
Accrued rents	1,907	1,704
Net operating loss carryforwards	1,194	306
Intangible assets	1,040	1,349
Deferred compensation	1,739	1,022
Accrued compensation	620	1,545
Carryforward of tax credits	880	928
Receivable write-offs	604	1,317
Inventories	1,994	656
Other	1,209	3,306
Total gross deferred tax assets	16,191	17,262
Less: Valuation allowance	576	—
Total deferred tax assets, net of valuation allowance	15,615	17,262

Deferred tax liabilities:
Depreciation	(3,909)	(3,494)
Deferred expense	(3,318)	(2,505)
Other	(132)	(399)
Total deferred tax liabilities	(7,359)	(6,398)
Net deferred tax assets	$8,256	$10,864

Income taxes and remittance taxes have not been recorded on approximately $6.3 million of undistributed earnings of foreign operations of the Company, because the Company intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

As of December 31, 2016, the Company had total unrecognized tax benefits of $1.0 million, of which approximately $0.4 million would favorably impact the Company’s provision for income taxes if recognized. As of January 2, 2016, the Company had total unrecognized tax benefits of $0.7 million, of which approximately $0.2 million would favorably impact the Company’s provision for income taxes if recognized. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included in other liabilities in the Consolidated Balance Sheets were $0.1 million and $0.4 million as of December 31, 2016, and January 2, 2016, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Income. For the year ended December 31, 2016, the Company recognized a benefit of $0.3 million for interest and penalties. For the year ended January 2, 2016, the Company recognized expense of $0.1 million for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 3, 2015	$719
Addition to reserve	—
Audit settlement release	—
Lapse of statute	—
Balance as of January 2, 2016	719
Increases for prior year tax positions	248
Decrease for prior year tax positions	(25)
Increases for current year tax positions	26
Audit settlement release	(7)
Lapse of statute of limitations	—
Balance as of December 31, 2016	$961

Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.9 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations and the lapsing of the statute of limitations.

The following tax years remain open in the Company’s major taxing jurisdictions as of December 31, 2016:

United States (Federal)	2013 through 2016
United Kingdom	2009 through 2016

(8)	Line of Credit

As of December 31, 2016, the Company had a bank line of credit that provides borrowing capacity of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of the Company’s ownership interest in certain of its foreign subsidiaries. The credit agreement expires on December 31, 2017 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. The Company is also prohibited from repurchasing shares of its common stock unless such purchase would not violate any terms of the credit agreement; the Company may not use proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. In 2016, the Company exceeded the maximum lease payments for personal property of $100,000 permitted under the financial covenants, resulting in non-compliance. The Company has subsequently obtained a waiver of the personal property lease payments covenant for 2016. As of December 31, 2016: (i) the Company was in compliance with all remaining covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

(9)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations. Total office and retail store base rent expense was $44.5 million, $45.3 million and $46.7 million, and contingent rents were $1.1 million, $1.2 million and $1.8 million for 2016, 2015 and 2014, respectively.

Future minimum lease payments at December 31, 2016, were as follows (in thousands):

2017	$39,228
2018	31,338
2019	27,481
2020	25,930
2021	24,473
Subsequent to 2021	71,599
Total	$220,049

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Except as noted below, management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitation periods. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for loss contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Gain contingencies are recorded when the underlying uncertainty has been settled. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. In the 2015 fourth quarter, the Company further evaluated its position and, based on the facts of the dispute available at the time, recorded an allowance against the related receivable in accordance with the provisions of U.S. GAAP. In 2016, the Company collected a portion of the receivable and in the 2016 fourth quarter reevaluated the collectability of the receivable based on current facts available. As a result of this analysis, the Company recorded an additional allowance against the receivable as a component of selling, general and administrative expenses in the DTC segment. As of December 31, 2016, the Company had a gross receivable balance of $3.0 million and a reserve of $2.4 million, leaving a net receivable of $0.6 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

(10)	Net Income Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2016	2015	2014
NUMERATOR:
Net income before allocation of earnings to participating securities	$1,377	$27,345	$14,362
Less: Earnings allocated to participating securities	29	520	439
Net income	$1,348	$26,825	$13,923

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,442,086	16,642,269	16,908,001
Dilutive effect of share-based awards:	180,187	225,087	225,810
Weighted average number of common sharesoutstanding - dilutive	15,622,273	16,867,356	17,133,811
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.09	$1.61	$0.82
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.09	$1.59	$0.81

In calculating diluted earnings per share for fiscal 2016, 2015 and 2014, options to purchase 264,717; 65,040; and 44,144; respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

(11)	Stock Incentive Plans

In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan (the 2002 Plan). In 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (the 2004 Plan) which the Company amended and restated in 2009 and 2014 (collectively, the Plans).

Under the Plans, as amended and approved by the Company’s stockholders in 2014, up to 1,475,000 shares of common stock, in addition to shares of stock subject to awards outstanding under the 2002 Plan and the 2004 Plan that may lapse, terminate, be forfeited or otherwise expire were reserved and may be granted to employees and nonemployees of the Company. The Plans allow for the grant of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based and cash-based awards. Options granted under the Plans expire no later than 10 years from the date of the grant. The exercise price of all options, including each incentive stock option, shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provision of individual awards is at the discretion of the Compensation and Development Committee of the Company’s Board of Directors and generally ranges from one to four years.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, December 28, 2013	1,065,012	$8.72
Granted	104,064	9.59
Exercised	351,856	6.64
Forfeited	96,019	21.54
Canceled or expired	6,750	8.78
Outstanding, January 3, 2015	714,451	8.14
Granted	71,517	20.58
Exercised	150,409	6.07
Forfeited	19,003	12.15
Canceled or expired	41,705	32.95
Outstanding, January 2, 2016	574,851	8.30
Granted	213,156	13.68
Exercised	30,223	5.91
Forfeited	—	—
Canceled or expired	—	—
Outstanding, December 31, 2016	757,784	$9.91	6.5	$3,369

Options Exercisable As Of:
December 31, 2016	427,527	$7.32	5.0	$2,902

The expense recorded related to options granted during fiscal 2016, 2015 and 2014 was determined using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2016, 2015 and 2014 were:

	2016			2015			2014

Dividend yield		0%			0%			0%
Historical volatility	52%	-	55%	51%	-	58%		65%
Risk-free rate	1.4%	-	1.6%	1.5%	-	1.8%	1.7	-	2.1%
Expected life (years)		6			6		6	-	6.25
Weighted average grant date fair value		$7.13			$11.20			$5.80

The total grant date fair value of options exercised in fiscal 2016, 2015 and 2014 was approximately $0.1 million, $0.6 million and $0.6 million, respectively. The total intrinsic value of options exercised in fiscal 2016, 2015 and 2014 was approximately $0.2 million, $2.1 million and $1.6 million, respectively. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 545,799 and 1,271,884 at the end of 2016 and 2015, respectively.

(b)	Restricted Stock

Recipients of time-based restricted stock awards have the right to vote and receive dividends as to all unvested shares. The following table is a summary of the balance and activity for the Plans related to unvested time-based restricted stock granted as compensation to employees and directors for the periods presented:

	Restricted Stock		Performance Shares
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, December 28, 2013	720,198	$5.91	—	$-
Granted	202,274	10.31	—	—
Vested	345,577	6.25	—	—
Forfeited	157,221	6.21	—	—
Outstanding, January 3, 2015	419,674	7.64	—	—
Granted	107,004	19.59	86,222	20.71
Vested	205,137	7.84	—	—
Forfeited	44,988	8.89	2,160	20.80
Canceled	—	—	—	—
Outstanding, January 2, 2016	276,553	11.93	84,062	20.70
Granted	203,613	13.58	176,611	13.68
Vested	152,548	11.22	7,039	20.56
Forfeited	11,502	13.45	—	—
Canceled	—	—	12,493	20.56
Outstanding, December 31, 2016	316,116	$13.30	241,141	$15.39

In 2016, the Company awarded performance-based restricted stock subject to the achievement of pre-established pre-tax income objectives for fiscal 2016. These shares of performance-based restricted stock had a payout opportunity ranging from 50% to 200% of the target number of shares. The target number of shares awarded was 15,366 with a weighted average grant date fair value of $13.57 per share. Based on the Company’s pre-tax income results for fiscal 2016, none of these shares were earned. Additionally, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established cumulative total revenue goals for fiscal 2016, 2017 and 2018. These shares of three-year performance-based restricted stock also had a payout opportunity ranging from 50% to 200% of the target number of shares. The target number of shares awarded was 161,245 with a weighted average grant date fair value of $13.69 per share. The Company is currently unable to estimate the number of these shares expected to be earned.

In 2015, the Company awarded performance-based restricted stock subject to the achievement of pre-established pre-tax income objectives for fiscal 2015. These shares of performance-based restricted stock had a payout opportunity ranging from 50% to 200% of the target number of shares. The target number of shares awarded was 36,222 with a weighted average grant date fair value of $20.58 per share. Based on the Company’s pre-tax income results for fiscal 2015, the number of shares earned was 22,458. Additionally, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established cumulative pre-tax income goals for fiscal 2015, 2016 and 2017. These shares of three-year performance-based restricted stock also had a payout opportunity ranging from 50% to 200% of the target number of shares. The target number of shares awarded was 50,000 with a weighted average grant date fair value of $20.80 per share. The Company is currently unable to estimate the number of these shares expected to be earned.

The vesting date fair value of shares that vested in fiscal 2016, 2015 and 2014 was $1.9 million, $4.0 million and $3.7 million, respectively. The aggregate unearned compensation expense related to options and restricted stock was $4.4 million as of December 31, 2016 and is expected to be recognized over a weighted average period of 1.2 years.

(12)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2014, 2015 and 2016:

Common
Stock

Shares as of December 28, 2013	17,386,920
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	300,705
Repurchase of shares	(326,990)
Shares as of January 3, 2015	17,360,635
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	141,827
Repurchase of shares	(1,706,571)
Shares as of January 2, 2016	15,795,891
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	193,538
Repurchase of shares	(132,502)
Shares as of December 31, 2016	15,856,927

(13)	Related-Party Transactions

The Company bought fixtures for new stores and furniture for the corporate offices from a related party. The total payments to this related party for fixtures and furniture amounted to $0.2 million, $0.9 million and $0.7 million, in fiscal 2016, 2015 and 2014, respectively. The total amount due to this related party as of December 31, 2016 and January 2, 2016 was immaterial.

The Company collected $0.5 million, $0.5 million and $1.2 million in 2016, 2015 and 2014, respectively, from its guests on behalf of charitable foundations controlled by a member of the Company’s board of directors and certain executive officers of the Company. Substantially all of the contributions are collected from guests at the point of sale via pin pad prompts or as a portion of the proceeds of specifically identified products. The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns. The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company. The total amount due to this related party as of December 31, 2016 and January 2, 2016 was immaterial.

(14)	Major Vendors

Four vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 73% and 85% of inventory purchases in 2016 and 2015, respectively. Three such vendors accounted for approximately 75% of inventory purchases in 2014.

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

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to		International
	Consumer	Commercial	Franchising	Total
Fifty-two weeks ended December 31, 2016
Net sales to external customers	$357,593	$4,312	$2,299	$364,204
Net income before income taxes	2,760	1,813	736	5,309
Capital expenditures	28,083	-	35	28,118
Depreciation and amortization	16,086	2	83	16,171
Fifty-two weeks ended January 2, 2016
Net sales to external customers	$372,715	$2,783	$2,196	$377,694
Net income before income taxes	16,053	977	868	17,898
Capital expenditures	24,307	7	74	24,388
Depreciation and amortization	16,284	1	134	16,419
Fifty-three weeks ended January 3, 2015
Net sales to external customers	$387,725	$2,098	$2,531	$392,354
Net income (loss) before income taxes	15,791	687	(454)	16,024
Capital expenditures	10,851	-	39	10,890
Depreciation and amortization	17,981	-	147	18,128

Total Assets as of:
December 31, 2106	$190,236	$6,143	$3,216	$199,595
January 2, 2016	$206,878	$4,760	$1,696	$213,334

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

	North
	America (1)	Europe (2)	Other (3)	Total
Fifty-two weeks ended December 31, 2016
Net sales to external customers	$296,152	$66,140	$1,912	$364,204
Property and equipment, net	66,154	8,733	37	74,924
Fifty-two weeks ended January 2, 2016
Net sales to external customers	$297,554	$78,788	$1,352	$377,694
Property and equipment, net	61,211	6,459	71	67,741
Fifty-three weeks ended January 3, 2015
Net sales to external customers	$308,939	$81,848	$1,567	$392,354
Property and equipment, net	56,400	6,366	-	62,766

For purposes of this table only:

(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe and, beginning in 2016, a company-owned store in China

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Deductions (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2016	$-	$576	$-	$576
2015	15,572	368	(15,940)	-
2014	20,987	-	(5,415)	15,572

Receivables Allowance for Doubtful Accounts
2016	$3,044	$1,972	$(1,431)	$3,585
2015	3,248	19	(223)	3,044
2014	1,889	1,432	(73)	3,248

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*	Build-A-Bear Workshop, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2006)

10.1.1*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 on our Registration Statement on Form S-8, filed on May 18, 2009)

10.1.2*	Third Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 12, 2014)

10.1.3*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on May 14, 2009)

10.1.4*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 28, 2011)

10.1.5*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on May 12, 2014)

10.1.6*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 20, 2015)

10.1.7*

Form of the Restricted Stock Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 20, 2015)

10.1.8*	2016 Performance Objectives for Chiefs (incorporated by reference from Exhibit 10.6 on our Current Report on Form 8-K, filed on March 11, 2016)

10.1.9*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.1.10*

Form of Restricted Stock Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.8 on our Current Report on Form 8-K, filed on March 11, 2016)

10.1.11*	Form of Restricted Stock Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan

10.2 *	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

10.3 *

Employment, Confidentiality and Noncompete Agreement dated January 20, 2014 between Gina Collins and the Registrant (incorporated by reference from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 28, 2013)

10.3.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Gina Collins and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7.1 to our Annual Report on Form 10-K for the year ended January 2, 2016)

10.3.2*	Separation Agreement and General Release by and between Gina Collins and the Registrant dated February 3, 2017

10.4*

Amended and Restated Employment, Confidentiality and Noncompete Agreement dated April 14, 2015 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 14, 2015)

10.4.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 11, 2016)

10.5*

Employment, Confidentiality and Noncompete Agreement dated April 15, 2015 between J. Christopher Hurt and the Registrant (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 14, 2015)

10.5.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 11, 2016)

10.6*

Employment, Confidentiality and Noncompete Agreement dated December 3, 2012 between Sharon Price John and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2013)

10.6.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on March 11, 2016)

10.7*

Separation Agreement and General Release by and between Tina Klocke and the Registrant dated September 15, 2014 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on September 15, 2014)

10.8*

Employment, Confidentiality and Noncompete Agreement dated August 12, 2014 between Jennifer Kretchmar and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2014)

10.8.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.4 on our Current Report on Form 8-K, filed on March 11, 2016)

10.9*

Employment, Confidentiality and Noncompete Agreement dated September 15, 2014 between Vojin Todorovic and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on September 15, 2014)

10.9.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 on our Current Report on Form 8-K, filed on March 11, 2016)

10.10*

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11

Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.11.1

Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.11.2

Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.11.3

Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.11.4

Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.11.5

Ninth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 30, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012)

10.11.6

Tenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of June 30, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2012)

10.11.7

Eleventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2012)

10.11.8

Twelfth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of February 13, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2013)

10.11.9

Thirteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 30, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 2, 2013)

10.11.10

Fourteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 22, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 23, 2014)

10.11.11

Fifteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 2, 2015 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015)

10.11.12

Joinder and Sixteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 25, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 28, 2016)

10.11.13

Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.11.14

Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2008)

10.12

Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.12.1

Third Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.1 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.12.2

Fourth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.2 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.12.3

Fifth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of October 3, 2013 (incorporated by reference from Exhibit 10.13.3 to our Annual Report on Form 10-K for the year ended January 2, 2016)

10.13

Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.14

Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

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

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 16, 2017	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended December 31, 2016 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mary Lou Fiala	Non-Executive Chairman	March 16, 2017
Mary Lou Fiala

/s/ Maxine Clark	Director	March 16, 2017
Maxine Clark

/s/ Timothy Kilpin	Director	March 16, 2017
Timothy Kilpin

/s/ Braden Leonard	Director	March 16, 2017
Braden Leonard

/s/ Sarah Personette	Director	March 16, 2017
Sarah Personette

/s/ Coleman Peterson	Director	March 16, 2017
Coleman Peterson

/s/ Michael Shaffer	Director	March 16, 2017
Michael Shaffer

/s/ Sharon John	Director and President and Chief Executive Officer	March 16, 2017
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	March 16, 2017
Voin Todorovic	(Principal Financial and Accounting Officer)