Form 10-Q
period 2017-04-01
BUILD A BEAR WORKSHOP INC
filed 2017-05-11
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 14(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 5, 2017, there were 16,002,021 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	April 1,	December 31,	April 2,
	2017	2016	2016
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,627	$32,483	$30,778
Inventories	53,315	51,885	53,982
Receivables	6,395	12,939	10,440
Prepaid expenses and other current assets	10,158	12,737	15,070
Total current assets	105,495	110,044	110,270

Property and equipment, net of accumulated depreciation of $173,804; $172,333 and $185,915, respectively	73,246	74,924	68,886
Deferred tax assets	9,543	8,256	10,863
Other intangible assets, net	1,588	1,721	1,557
Other assets, net	2,384	4,650	4,439
Total Assets	$192,256	$199,595	$196,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,921	$27,861	$27,812
Accrued expenses	14,141	15,897	17,960
Gift cards and customer deposits	31,841	37,070	31,617
Deferred revenue	1,838	2,029	2,485
Other current liabilities	69	-	-
Total current liabilities	69,810	82,857	79,874

Deferred rent	16,460	15,438	13,167
Deferred franchise revenue	528	565	681
Other liabilities	1,879	1,623	1,213

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at April 1, 2017, December 31, 2016 and April 2, 2016	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 16,002,935; 15,856,927 and 15,815,211 shares, respectively	160	159	158
Additional paid-in capital	68,902	68,001	65,713
Accumulated other comprehensive loss	(12,505)	(12,727)	(10,614)
Retained earnings	47,022	43,679	45,823
Total stockholders' equity	103,579	99,112	101,080
Total Liabilities and Stockholders' Equity	$192,256	$199,595	$196,015

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 1, 2017	April 2, 2016

Revenues:
Net retail sales	$88,586	$94,056
Commercial revenue	1,607	481
Franchise fees	439	439
Total revenues	90,632	94,976
Costs and expenses:
Cost of merchandise sold - retail	46,868	48,557
Cost of merchandise sold - commercial	891	249
Selling, general and administrative	37,649	39,681
Store preopening	639	1,244
Interest (income) expense, net	(10)	(27)
Total costs and expenses	86,037	89,704
Income before income taxes	4,595	5,272
Income tax expense	1,830	1,754
Net income	$2,765	$3,518

Foreign currency translation adjustment	222	(643)
Comprehensive income	$2,987	$2,875

Income per common share:
Basic	$0.17	$0.22
Diluted	$0.17	$0.22

Shares used in computing common per share amounts:
Basic	15,539,939	15,410,699
Diluted	15,709,591	15,592,347

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Thirteen weeks ended
	April 1, 2017	April 2, 2016

Cash flows from operating activities:
Net income	$2,765	$3,518
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,926	3,811
Deferred taxes	1,905	4
Stock-based compensation	1,016	671
Store asset impairment	82	50
Provision for doubtful accounts	56	-
Loss on disposal of property and equipment	-	111
Change in assets and liabilities:
Inventories	(1,263)	146
Receivables	6,511	2,748
Prepaid expenses and other assets	2,628	(562)
Accounts payable and accrued expenses	(7,265)	(14,691)
Lease related liabilities	999	1,023
Gift cards and customer deposits	(5,273)	(3,654)
Deferred revenue	(232)	(180)
Net cash provided by (used in) operating activities	5,855	(7,005)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,178)	(6,185)
Purchases of other assets and other intangible assets	(112)	-
Proceeds from maturity of short-term investments	-	1,461
Net cash used in investing activities	(2,290)	(4,724)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(358)	(410)
Payments made under capital leases	(16)	-
Purchases of Company's common stock	-	(1,469)
Net cash used in financing activities	(374)	(1,879)
Effect of exchange rates on cash	(47)	(810)
Net decrease in cash and cash equivalents	3,144	(14,418)
Cash and cash equivalents, beginning of period	32,483	45,196
Cash and cash equivalents, end of period	$35,627	$30,778

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 31, 2016 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2017.

The Company adopted Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. The Company made an accounting policy election to account for forfeitures as they occur. The impact of this election, along with the adoption of the other provisions of the standard in the first quarter of 2017, was to increase deferred tax assets by $1.6 million, increase additional paid-in-capital by $0.3 million, increase retained earnings by $1.9 million and decrease taxes payable by $0.6 million.

Additionally, the Company early adopted ASU No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory, effective January 1, 2017. Using the modified retrospective method, the impact of the adoption of the standard in the first quarter of 2017 was to increase deferred tax assets by $1.0 million, decrease other assets, net by $2.3 million and decrease retained earnings by $1.3 million.

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 1,	December 31,	April 2,
	2017	2016	2016
Prepaid rent	$5,132	$7,191	$7,833
Other	5,026	5,546	7,237
Total	$10,158	$12,737	$15,070

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 1,	December 31,	April 2,
	2017	2016	2016
Accrued wages, bonuses and related expenses	$7,512	$5,596	$9,373
Sales tax payable	2,354	5,075	2,049
Accrued rent and related expenses	3,996	4,615	4,579
Current income taxes payable	279	611	1,959
Total	$14,141	$15,897	$17,960

4. Stock-based Compensation

For the thirteen weeks ended April 1, 2017 and April 2, 2016, selling, general and administrative expenses include $1.0 million and $0.7 million of stock-based compensation expense, respectively. As of April 1, 2017, there was $5.9 million of total unrecognized compensation expense related to nonvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.8 years.

The following table is a summary of the balances and activity related to stock options for the thirteen weeks ended April 1, 2017:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	757,784	$9.91
Granted	72,051	8.85
Exercised	769	6.21
Forfeited	23,549	13.49
Canceled or expired	—	—
Outstanding, April 1, 2017	805,517	$9.71

The following table is a summary of the balances and activity for time-based and performance-based restricted stock for the thirteen weeks ended April 1, 2017:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	316,116	$13.30	241,141	$15.39
Granted	205,878	8.85	83,897	8.85
Vested	104,795	13.01	6,473	20.54
Forfeited	18,337	13.42	15,098	14.21
Canceled or expired	—	—	13,704	13.68
Outstanding, April 1, 2017	398,862	$11.07	289,763	$13.66

The total fair value of shares of time-based and performance-based restricted stock vested during the thirteen weeks ended April 1, 2017 and April 2, 2016 was $1.5 million and $1.2 million, respectively.

In March 2017, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated total pre-tax income goals for fiscal 2017, 2018 and 2019. These shares have a payout opportunity ranging from 25% to 200% of the target number of shares. In 2017, 13,704 performance shares issued in fiscal 2016 were canceled as the pre-established pre-tax income objectives for 2016 were not achieved.

The outstanding performance shares as of April 1, 2017 consist of the following:

Performance Shares
Earned shares subject to time-based restrictions at actual	6,473
Unearned shares subject to performance-based restrictions at target:
2015 - 2017 consolidated total revenues	50,000
2016 - 2018 consolidated total revenues	149,393
2017 - 2019 consolidated pre-tax income	83,897
Performance shares outstanding, April 1, 2017	289,763

5. Income Taxes

The effective tax rate was 39.8% for the thirteen weeks ended April 1, 2017, compared to 33.3% for the thirteen weeks ended April 2, 2016. In the first quarter of fiscal 2017, the effective tax rate differed from the statutory rate of 34% primarily due to the implementation of the new accounting standard related to the accounting for the tax impact of equity awards vesting.

6. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity for the thirteen weeks ended April 1, 2017 and April 2 2016:

	Thirteen weeks ended
	April 1, 2017	April 2, 2016

Beginning balance	$99,112	$99,414
Stock-based compensation	1,016	671
Shares issued under employee stock plans	(358)	(411)
Adoption of new accounting standards	822	-
Share repurchase and retirement	-	(1,469)
Other comprehensive income (loss)	222	(643)
Net income	2,765	3,518
Ending balance	$103,579	$101,080

7. Income per Share

The Company uses the two-class method to compute basic and diluted income per common share. The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 1, 2017	April 2, 2016

NUMERATOR:
Net income before allocation of earnings to participating securities	$2,765	$3,518
Less: Earnings allocated to participating securities	59	73
Net income after allocation of earnings to participating securities	$2,706	$3,445

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,539,939	15,410,699
Dilutive effect of share-based awards	169,652	181,648
Weighted average number of common shares outstanding - dilutive	15,709,591	15,592,347
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$0.17	$0.22
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.17	$0.22

In calculating diluted earnings per share for the thirteen week periods ended April 1, 2017 and April 2, 2016, options to purchase 287,385 shares and 154,655 shares, respectively, of common stock that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

8. Comprehensive Income

The difference between comprehensive income and net income results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive loss balance at April 1, 2017, December 31, 2016 and April 2, 2016 is comprised entirely of foreign currency translation. For the thirteen weeks ended April 1, 2017 and April 2, 2016, there were no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended April 1, 2017
Net sales to external customers	$88,586	$1,607	$439	$90,632
Income before income taxes	3,817	603	175	4,595
Capital expenditures, net	2,290	-	-	2,290
Depreciation and amortization	3,908	1	17	3,926
Thirteen weeks ended April 2, 2016
Net sales to external customers	94,056	481	439	94,976
Income before income taxes	5,196	143	(67)	5,272
Capital expenditures, net	6,179	-	6	6,185
Depreciation and amortization	3,769	1	41	3,811

Total Assets as of:
April 1, 2017	$184,021	$5,585	$2,650	$192,256
April 2, 2016	$188,999	$5,305	$1,711	$196,015

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended April 1, 2017
Net sales to external customers	$76,725	$13,440	$467	$90,632
Property and equipment, net	64,554	8,656	36	73,246
Thirteen weeks ended April 2, 2016
Net sales to external customers	$79,507	$15,208	$261	$94,976
Property and equipment, net	61,164	7,313	409	68,886

For purposes of this table only:

(1) North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2) Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe

(3) Other includes franchise businesses outside of North America and Europe and, beginning in 2016, a company-owned store in China

10. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Gain contingencies are recorded when the underlying uncertainty has been settled. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable based on a current evaluation of collectability, using the latest facts available in the dispute. As of April 1, 2017, the Company had a gross receivable balance of $3.1 million and a reserve of $2.5 million, leaving a net receivable of $0.6 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

11. Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company beginning in fiscal 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

12. Subsequent Events

In May 2016, the Company amended its existing credit agreement extending the term to December 31, 2018 and increasing the amount of permitted lease and rental payments for personal property from $100,000 to $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by federal securities laws.  Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, and the following:

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
●

we may suffer disruptions, failures or security breaches of our information technology infrastructure or may improperly obtain or be unable to adequately protect customer information in violation of privacy or security laws or customer expectations;

●	we may be unable to generate comparable sales growth;
●	we may be unable to effectively operate or manage the overall portfolio of our company-owned stores;
●	we may be unable to renew or replace our store leases, or enter into leases for new stores on favorable terms or in favorable locations, or may violate the terms of our current leases;
●

our products or Build-A-Bear branded products sold by our licensees could fail to meet current safety standards or become subject to recalls or product liability claims that could adversely impact our financial performance and harm our reputation among consumers;

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
●

the outcome of the strategic alternatives evaluation process announced on May 3, 2016 is uncertain and the process may or may not result in any changes to the company’s business plan or lead to a specific action or transaction; and

●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of April 1, 2017, we operated 275 stores in the United States, Canada and Puerto Rico (collectively, North America), 60 stores in the United Kingdom, Ireland and Denmark (collectively, Europe), one store in China and had 87 franchised stores operating internationally under the Build-A-Bear Workshop brand.

On May 2, 2016, we announced that our Board of Directors had authorized an exploration of a full range of strategic alternatives to enhance total shareholder value. No timetable has been set for the review process. We do not expect to comment further or update the market with any additional information on the process unless and until the Board of Directors deems disclosure appropriate or necessary. There is no assurance that this exploration will result in any strategic alternatives being announced or executed.

Our company has been executing a multi-year turnaround plan that was initiated in 2013 to improve both sales and profitability. We expect to evolve our strategic plan in 2017 to better align with shifts that have been occurring in consumer shopping trends which accelerated in the fourth quarter of 2016 while building on the actions that we have taken over the last few years to return the company to sustained profitability and prepare for growth. Our focus in 2017 will be concentrated in four key areas: channel evolution, product expansion, brand and experience amplification and profitability improvement. We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-consumer (“DTC”) – Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, Denmark and China and two e-commerce sites;

•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and

•	International Franchising – Other international stores operated under franchise agreements.

Selected financial data attributable to each segment for the thirteen weeks ended April 1, 2017 and April 2, 2016 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

We use comparable sales as one of the performance measures for our business. Comparable sales percentage changes are based on net retail sales and exclude the impact of foreign exchange. Stores are considered comparable beginning in their thirteenth consecutive full month of operation. The percentage change in comparable sales for the periods presented below is as follows:

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Comparable sales change
North America	(9.0)%	3.0%
Europe	(3.3)%	(1.8)%
Consolidated	(8.1)%	2.2%

Stores	(8.2)%	2.2%
E-commerce	(5.6)%	1.0%
Consolidated	(8.1)%	2.2%

We believe the negative consolidated comparable sales performance was primarily attributable to the impact of the shift in timing of both Valentine’s Day from a weekend to a weekday and Easter from our first quarter into this year’s second quarter which also reflects the impact of school spring break shifts as they generally follow Easter timing. We also believe that the changes in marketing tactics negatively impacted sales for the first part of the quarter. Changes were made including media shifts and the addition of direct mail and in-store events that had positive impact on comparable sales starting in late February and carrying into March..

We expect to improve consolidated comparable sales through the following key initiatives:

●

Channel Evolution: We expect to continue to evolve our aged store fleet into new Discovery format stores, leveraging natural lease events. Overall, these locations continue to perform ahead of heritage locations in both sales and profitability. We also expect to continue to diversify our real estate portfolio to include more non-traditional locations inclusive of our new retail model referred to as a “concourse shop” which requires less capital, has shorter-term leases and offers a solution for a wide range of settings. Separately, we are on track to upgrade our web platform ahead of the fourth quarter holiday season. The reinvention of the website platform and e-commerce systems is expected to enable our guests to experience Build-A-Bear online in new ways.

●

Product Expansion: To meet the needs of our core consumer base (boys and girls ages 3 to 12) while systematically building secondary consumer segments (including affinity, gift-giver and teen-plus), we plan to continue to balance our offering of core products with a comprehensive program of key licensed properties including products with tie-ins to major movie releases throughout 2017 while continuing to develop and expand offerings of our successful owned intellectual property stories, such as Promise Pets, Honey Girls and the holiday-specific Merry Mission collections.

●

Brand and Experience Amplification: In addition to creating sharable, emotional content that more authentically communicates the heart of the brand, we are making adjustments to marketing programs to create synergy across channels. These include shifts in media to better reach moms and kids while leveraging the competitive advantage of our entertainment retail experience by adding in-store events such as story readings, movie release celebrations and appearances by our iconic mascots. We plan to continue to develop entertainment content, including mobile apps, music videos and other opportunities that increase engagement and are designed to improve efficiency, drive traffic and lead to profitable sales growth.

●

Long-Term Profitability Improvement: We are focused on improving profitability through the execution of our stated strategies detailed above as well as disciplined expense management and on-going efforts in process and systems upgrades.

 Stores

Company-owned Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America, Europe and China for the periods presented:

	Thirteen Weeks Ended
	April 1, 2017				April 2, 2016
	North America	Europe	China	Total	North America	Europe	China	Total
Beginning of period	285	60	1	346	269	60	-	329
Opened	-	-	-	-	1	-	-	1
Closed	(10)	-	-	(10)	(6)	(3)	-	(9)
End of period	275	60	1	336	264	57	-	321

During 2017, we expect to continue to make improvements to an aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible by a new, lower capital, more flexible “concourse shop” model. Concourse shops are stand-alone shops with approximately 200 square feet designed to be operated in open, concourse areas of malls or other covered pedestrian areas. We currently expect to remodel approximately 20 locations into our Discovery format in 2017 and to have 20 to 25 new stores, inclusive of concourse shops, open by the end of the fiscal year.

International Franchise Revenue

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our company-owned stores. As of April 1, 2017, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries. The number of international franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Beginning of period	92	77
Opened	2	1
Closed	(7)	(2)
End of period	87	76

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom, Ireland and Denmark. We continue to expect franchisees to open approximately 10 stores in 2017, leveraging new formats that have been developed for our company-owned operations and sourcing changes that have significantly reduced the capital and expenses required to open stores. We expect to develop market expansion through both new and existing franchisees in 2017 and beyond.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated:

	Thirteen weeks ended
	April 1,	April 2,
	2017	2016
Revenues:
Net retail sales	97.7%	99.0%
Commercial revenue	1.8	0.5
Franchise fees	0.5	0.5
Total revenues	100.0	100.0
Costs and expenses:
Cost of merchandise sold - retail (1)	52.9	51.6
Cost of merchandise sold - commercial (1)	55.4	51.8
Selling, general and administrative	41.5	41.8
Store preopening	0.7	1.3
Interest expense (income), net	(0.0)	(0.0)
Total costs and expenses	94.9	94.4
Income before income taxes	5.1	5.6
Income tax expense	2.0	1.8
Net income	3.1	3.7
Retail gross margin %	47.1%	48.4%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.

Thirteen weeks ended April 1, 2017 compared to thirteen weeks ended April 2, 2016

Total revenues. Total revenues were $90.6 million for the thirteen weeks ended April 1, 2017, as compared to $95.0 million for the thirteen weeks ended April 2, 2016, a decrease of $4.3 million, or 4.6%. Net retail sales were $88.6 million for the thirteen weeks ended April 1, 2017, as compared to $94.1 million for the thirteen weeks ended April 2, 2016, a decrease of $5.5 million, or 5.8%. The components of this decrease are as follows (dollars in millions):

Decrease in comparable sales	$(7.0)
Increase from new stores	5.0
Impact of store closures	(2.0)
Impact of foreign currency translation	(1.9)
Change in deferred revenue estimates, including breakage	0.7
Decrease in non-comparable stores, primarily remodels and relocations	(0.5)
Increase from other retail	0.2
$(5.5)

We believe the negative consolidated comparable sales performance was primarily attributable to the impact of the shift in timing of both Valentine’s Day from a weekend to a weekday and Easter from our first quarter into this year’s second quarter which also reflects the impact of school spring break shifts as they generally follow Easter timing. We also believe that the changes in marketing tactics negatively impacted sales for the first part of the quarter. Changes were made including media shifts and the addition of direct mail and in-store events that had positive impact on comparable sales starting in late February and carrying into March..

Commercial revenue was $1.6 million for the thirteen weeks ended April 1, 2017, compared to $0.5 million for the thirteen weeks ended April 2, 2016, an increase of $1.1 million, resulting from the increase in wholesale sales in 2017. Revenue from international franchise fees was $0.4 million for both of the thirteen-week periods ended April 1, 2017 and April 2, 2016.

Retail gross margin. Retail gross margin was $41.7 million for the thirteen weeks ended April 1, 2017, as compared to $45.5 million for the thirteen weeks ended April 2, 2016, a decrease of $3.8 million, or 8.3%. As a percentage of net retail sales, retail gross margin was 47.1% for the thirteen weeks ended April 1, 2017 as compared to 48.4% for the thirteen weeks ended April 2, 2016, a decrease of 130 basis points as a percentage of net retail sales. Our retail gross margin decline was primarily driven by deleverage of fixed occupancy costs on lower sales and the negative impact of currency exchange rates on margin in the United Kingdom, partially offset by a 30 basis point expansion in merchandise margin.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses were $37.7 million for the thirteen weeks ended April 1, 2017, as compared to $39.7 million for the thirteen weeks ended April 2, 2016, a decrease of $2.0 million, or 5.1%. As a percentage of total revenues, SG&A expenses were 41.5% for the thirteen weeks ended April 1, 2017, as compared to 41.8% for the thirteen weeks ended April 2, 2016, a decrease of 30 basis points. This decrease was primarily driven by a reduction in marketing spend, given the shift of Easter versus the first quarter last year, and lower variable expense consistent with the decline in total revenues, partially offset by costs related to the increase in store count.

Store preopening. Store preopening expenses were $0.6 million for the thirteen weeks ended April 1, 2017, as compared to $1.2 million for the thirteen weeks ended April 2, 2016, a decrease of $0.6 million. The higher preopening expense in first quarter of 2016 was associated with the opening of several tourist locations which generally have higher costs.

Interest expense (income), net. Interest income, net of interest expense, was $10,000 for the thirteen weeks ended April 1, 2017, as compared to $27,000 for the thirteen weeks ended April 2, 2016.

Income tax expense. Income tax expense was $1.8 million with a tax rate of 39.8% for the thirteen weeks ended April 1, 2017, compared to tax expense of $1.8 million with a tax rate of 33.3% for the thirteen weeks ended April 2, 2016. In the first quarter of fiscal 2017, the effective tax rate differed from the statutory rate of 34% primarily due to the implementation of the new accounting standard related to the accounting for the tax impact of equity awards vesting.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including: (1) fluctuations in the profitability of our stores; (2) increases or decreases in comparable sales and total revenues; (3) changes in general economic conditions and consumer spending patterns; (4) the timing and frequency of our marketing initiatives including national media appearances and other public relations events; (5) changes in foreign currency exchange rates; (6) seasonal shopping patterns and holiday and vacation schedules; (7) the timing of store closures, relocations and openings and related expenses; (8) the effectiveness of our inventory management; (9) changes in consumer preferences; (10) the continued introduction and expansion of merchandise offerings; (11) actions of competitors or mall anchors and co-tenants; (12) weather conditions; and (13) the impact of a 53rd week in our fiscal year, which occurs approximately every six years.

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

Operating Activities. Cash provided by operating activities was $5.9 million for the thirteen weeks ended April 1, 2017, compared with $7.0 million of cash used in operating activities for the thirteen weeks ended April 2, 2016, an increase of $12.9 million. This increase in cash provided by operating activities over the year ago period was primarily due to the timing of rent and inventory payments and collection of receivables partially offset by the decrease in net income and the timing of inventory receipts and gift card redemptions.

Investing Activities. Cash used in investing activities was $2.3 million for the thirteen weeks ended April 1, 2017, as compared to $4.7 million for the thirteen weeks ended April 2, 2016, a decrease of $2.4 million. Cash used in investing activities during the thirteen weeks ended April 1, 2017 primarily related to upgrades and purchases of central office information technology systems and equipment and store construction and maintenance. Cash used in investing activities during the thirteen weeks ended April 2, 2016, primarily related to store construction and upgrades and purchases of information technology infrastructure, partially offset by the maturity of short-term investments.

Financing Activities. Cash used in the thirteen weeks ended April 1, 2017, was $0.4 million related to exercises of employee stock options, net of shares used for withholding tax payments and payments under capital leases. Cash used in financing activities in the thirteen weeks ended April 2, 2016 was $1.9 million as purchases of our stock used cash of $1.5 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.4 million. No borrowings were made under our line of credit in either the thirteen weeks ended April 1, 2017 or April 2, 2016.

Capital Resources. As of April 1, 2017, we had a consolidated cash balance of $35.6 million, less than half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. On May 4, 2017, we amended the credit agreement extending the expiration date to December 31, 2018 and increasing the amount of permitted lease and rental payments for personal property from $100,000 to $1 million. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in certain of our foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. In the first quarter of fiscal 2017, we exceeded the maximum lease and rental payments for personal property of $100,000 permitted in the financial covenants, resulting in non-compliance. We have subsequently amended the personal property lease payments covenant for 2016. As of April 1, 2017: (i) we were in compliance with all remaining covenants; (ii) there were no borrowings under our line of credit; and (iii) there was approximately $35.0 million available for borrowing under the line of credit.

In fiscal 2017, we expect to spend a total of $20 million to $25 million on capital expenditures. Capital spending through the thirteen weeks ended April 1, 2017 totaled $2.3 million, on track with our full year plans. Capital spending in fiscal 2017 is expected to primarily support our investments in information technology infrastructure and store activity, including both remodels and new stores.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2018.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017, which includes audited consolidated financial statements for our 2016, 2015 and 2014 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 11 – Recently Issued Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 16, 2017.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 1, 2017, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 16, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
Jan. 1, 2017 – Jan. 28, 2017	44	$13.55	—	$—
Jan. 29, 2017 – Feb. 25, 2017	—	—	—	$—
Feb. 26, 2017 – Apr. 1, 2017	40,911	$8.83	—	$—
Total	40,955	$8.84	—

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for Chiefs (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 17, 2017)

10.2

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 17, 2017)

10.3

Seventeenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of May 4, 2017 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2017)

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

Date: May 11, 2017

BUILD-A-BEAR WORKSHOP, INC. (Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)