Form 10-Q
period 2017-07-01
BUILD A BEAR WORKSHOP INC
filed 2017-08-10
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 4, 2017, there were 16,033,667 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	July 1,	December 31,	July 2,
	2017	2016	2016
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,568	$32,483	$10,156
Inventories	58,403	51,885	55,463
Receivables	9,033	12,939	9,380
Prepaid expenses and other current assets	12,823	12,737	13,817
Total current assets	92,827	110,044	88,816

Property and equipment, net of accumulated depreciation of $170,785; $172,333 and $183,829, respectively	75,667	74,924	69,872
Deferred tax assets	10,256	8,256	10,944
Other intangible assets, net	1,361	1,721	1,859
Other assets, net	2,493	4,650	4,869
Total Assets	$182,604	$199,595	$176,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,016	$27,861	$22,404
Accrued expenses	11,285	15,897	10,427
Gift cards and customer deposits	29,559	37,070	28,864
Deferred revenue	1,803	2,029	2,250
Other current liabilities	82	-	-
Total current liabilities	59,745	82,857	63,945

Deferred rent	17,432	15,438	14,412
Deferred franchise revenue	540	565	636
Other liabilities	1,560	1,623	927

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 1, 2017, December 31, 2016 and July 2, 2016	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 16,034,437; 15,856,927 and 15,856,305 shares, respectively	160	159	159
Additional paid-in capital	69,689	68,001	66,455
Accumulated other comprehensive loss	(12,010)	(12,727)	(11,696)
Retained earnings	45,488	43,679	41,522
Total stockholders' equity	103,327	99,112	96,440
Total Liabilities and Stockholders' Equity	$182,604	$199,595	$176,360

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Revenues:
Net retail sales	$74,422	$73,928	$163,007	$167,984
Commercial revenue	2,126	798	3,733	1,279
Franchise fees	678	413	1,117	852
Total revenues	77,226	75,139	167,857	170,115

Costs and expenses:
Cost of merchandise sold - retail	41,902	42,760	88,770	91,317
Cost of merchandise sold - commercial	1,231	429	2,122	678
Selling, general and administrative	35,843	37,050	73,492	76,731
Store preopening	873	1,154	1,512	2,398
Interest expense (income), net	(7)	(11)	(18)	(38)
Total costs and expenses	79,842	81,382	165,878	171,086

(Loss) income before income taxes	(2,616)	(6,243)	1,979	(971)
Income tax (benefit) expense	(1,083)	(1,942)	747	(188)
Net (loss) income	$(1,533)	$(4,301)	$1,232	$(783)

Foreign currency translation adjustment	495	(1,082)	717	(1,725)
Comprehensive (loss) income	$(1,038)	$(5,383)	$1,949	$(2,508)

(Loss) income per common share:
Basic	$(0.10)	$(0.28)	$0.08	$(0.05)
Diluted	$(0.10)	$(0.28)	$0.08	$(0.05)

Shares used in computing common per share amounts:
Basic	15,627,324	15,486,462	15,583,631	15,448,580
Diluted	15,627,324	15,486,462	15,773,051	15,448,580

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	July 1, 2017	July 2, 2016

Cash flows from operating activities:
Net income (loss)	$1,232	$(783)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,883	7,619
Stock-based compensation	1,898	1,497
Deferred taxes	1,301	41
Provision for doubtful accounts	419	-
Impairment of store assets	82	94
Loss on disposal of property and equipment	41	132
Change in assets and liabilities:
Inventories	(5,926)	(2,131)
Receivables	3,561	3,554
Prepaid expenses and other assets	74	(190)
Accounts payable and accrued expenses	(15,675)	(27,706)
Lease related liabilities	1,913	2,329
Gift cards and customer deposits	(7,645)	(6,256)
Deferred revenue	(261)	(437)
Net cash used in operating activities	(11,103)	(22,237)
Cash flows from investing activities:
Purchases of property and equipment	(7,896)	(11,317)
Purchases of other assets and other intangible assets	(131)	(565)
Proceeds from sale or maturitiy of short term investments	-	1,461
Cash used in investing activities	(8,027)	(10,421)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(454)	(495)
Payments made under capital leases	(36)	-
Purchases of Company's common stock	-	(1,469)
Cash used in financing activities	(490)	(1,964)
Effect of exchange rates on cash	(295)	(418)
Net decrease in cash and cash equivalents	(19,915)	(35,040)
Cash and cash equivalents, beginning of period	32,483	45,196
Cash and cash equivalents, end of period	$12,568	$10,156

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

2. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 1,	December 31,	July 2,
	2017	2016	2016
Prepaid rent	$7,529	$7,191	$6,920
Other	5,294	5,546	6,897
Total	$12,823	$12,737	$13,817

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 1,	December 31,	July 2,
	2017	2016	2016
Accrued wages, bonuses and related expenses	$5,491	$5,596	$4,787
Sales tax payable	1,816	5,075	1,284
Accrued rent and related expenses	3,950	4,615	4,062
Current income taxes payable	28	611	294
Total	$11,285	$15,897	$10,427

4. Stock-based Compensation

On March 14, 2017, the Company’s Board of Directors (the Board) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the Incentive Plan). On May 11, 2017, at the Company’s 2017 Annual Meeting of Stockholders, the Company’s stockholders approved the Incentive Plan. The Incentive Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, restricted stock, cash and other stock-based awards, some of which may be performance-based pursuant to the terms of the Incentive Plan. The Board may amend, modify or terminate the Incentive Plan at any time, except as provided in the Incentive Plan. The Incentive Plan will terminate on March 14, 2027, unless earlier terminated by the Board. The number of shares of the Company’s common stock authorized for issuance under the Incentive Plan is 1,000,000, plus shares of stock subject to outstanding awards made under the Company’s Third Amended and Restated 2004 Stock Incentive Plan that on or after March 21, 2017 may be forfeited, expire or be settled for cash.

For the thirteen and twenty-six weeks ended July 1, 2017, selling, general and administrative expense includes $0.9 million and $1.9 million, respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended July 2, 2016, selling, general and administrative expense includes $0.8 million and $1.5 million, respectively, of stock-based compensation expense. As of July 1, 2017, there was $5.4 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.6 years.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended July 1, 2017:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	757,784	$9.91
Granted	72,051	8.85
Exercised	1,269	6.36
Forfeited	26,795	13.45
Canceled or expired	8,320	11.27
Outstanding, July 1, 2017	793,451	$9.69

The following table is a summary of the balances and activity for the plan related to time-based and performance-based restricted stock for the twenty-six weeks ended July 1, 2017:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	316,116	$13.30	241,141	$15.39
Granted	252,121	9.19	83,897	8.85
Vested	174,032	12.16	6,472	20.54
Forfeited	24,331	12.96	15,247	14.28
Canceled or expired	—	—	13,704	13.68
Outstanding, July 1, 2017	369,874	$11.05	289,615	$13.66

The total fair value of shares vested during the twenty-six weeks ended July 1, 2017 and July 2, 2016 was $2.2 million and $1.6 million, respectively.

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

The outstanding performance shares as of July 1, 2017 consist of the following:

Performance Shares
Earned shares subject to time-based restrictions at actual	6,325
Unearned shares subject to performance-based restrictions at target:
2015 - 2017 consolidated total revenues	50,000
2016 - 2018 consolidated total revenues	149,393
2017 - 2019 consolidated pre-tax income	83,897
Performance shares outstanding, July 1, 2017	289,615

5. Income Taxes

The effective tax rate was 41.4% and 37.7% for the thirteen and twenty-six weeks ended July 1, 2017, respectively, compared to 31.1% and 19.4% for the thirteen and twenty-six weeks ended July 2, 2016, respectively. The 2017 effective tax rate differed from the statutory rate of 34% primarily due to the implementation of the new accounting standard related to the accounting for the tax impact of equity awards vesting and other discrete items. The fluctuation in the 2016 effective tax rate was primarily due to the effect of permanent items and a discrete item.

6. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity for the twenty-six weeks ended July 1, 2017 and July 2, 2016:

	Twenty-six weeks ended
	July 1, 2017	July 2, 2016

Beginning balance	$99,112	$99,414
Stock-based compensation	1,898	1,497
Shares issued under employee stock plans	(454)	(494)
Adoption of new accounting standards	822	-
Share repurchase and retirement	-	(1,469)
Other comprehensive income (loss)	717	(1,725)
Net income	1,232	(783)
Ending balance	$103,327	$96,440

7. (Loss) Income per Share

The Company uses the two-class method to compute basic and diluted (loss) income per common share. In periods of loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

NUMERATOR:
Net (loss) income before allocation of earnings to participating securities	$(1,533)	$(4,301)	$1,232	$(783)
Less: Earnings allocated to participating securities	-	-	18	-
Net (loss) income after allocation of earnings to participating securities	$(1,533)	$(4,301)	$1,214	$(783)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,627,324	15,486,462	15,583,631	15,448,580
Dilutive effect of share-based awards:	-	-	189,420	-
Weighted average number of common shares outstanding - dilutive	15,627,324	15,486,462	15,773,051	15,448,580
Basic (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$(0.10)	$(0.28)	$0.08	$(0.05)
Diluted (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.10)	$(0.28)	$0.08	$(0.05)

In calculating diluted income per share for the twenty-six weeks ended July 1, 2017, options to purchase 314,231 shares of common stock that were outstanding at the end of the period were not included in the computation of diluted net loss per share due to their anti-dilutive effect. Due to the net loss for the thirteen week periods ended July 1, 2017 and July 2, 2016 and in the twenty-six week period ended July 2, 2016, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods because the inclusion of stock options and unvested restricted shares would be anti-dilutive.

8. Comprehensive (Loss) Income

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive loss balance at July 1, 2017, December 31, 2016 and July 2, 2016 is comprised entirely of foreign currency translation. For the thirteen and twenty-six weeks ended July 1, 2017 and July 2, 2016, there were no reclassifications out of accumulated other comprehensive loss.

9. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (DTC), commercial and international franchising. The DTC segment includes the operating activities of company-owned stores in the United States, Canada, the United Kingdom, Ireland, Denmark and China and other retail delivery operations, including the Company’s e-commerce sites and temporary stores. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the United Kingdom, Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Thirteen weeks ended July 1, 2017
Net sales to external customers	$74,422	$2,126	$678	$77,226
Income (loss) before income taxes	(3,422)	945	(139)	(2,616)
Capital expenditures	5,717	-	19	5,736
Depreciation and amortization	3,940	1	16	3,957

Thirteen weeks ended July 2, 2016
Net sales to external customers	$73,928	$798	$413	$75,139
Income (loss) before income taxes	(6,648)	270	135	(6,243)
Capital expenditures	5,677	-	20	5,697
Depreciation and amortization	3,785	1	22	3,808

Twenty-six weeks ended July 1, 2017
Net sales to external customers	$163,007	$3,733	$1,117	$167,857
Income before income taxes	396	1,548	35	1,979
Capital expenditures	8,008	-	19	8,027
Depreciation and amortization	7,849	1	33	7,883

Twenty-six weeks ended July 2, 2016
Net sales to external customers	$167,984	$1,279	$852	$170,115
Income (loss) before income taxes	(1,452)	413	68	(971)
Capital expenditures	11,857	-	25	11,882
Depreciation and amortization	7,571	1	47	7,619

Total Assets as of:
July 1, 2017	$173,369	$6,926	$2,309	$182,604
July 2, 2016	$168,827	$5,377	$2,156	$176,360

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 1, 2017
Net sales to external customers	$64,102	$12,654	$470	$77,226
Property and equipment, net	66,088	9,545	34	75,667
Thirteen weeks ended July 2, 2016
Net sales to external customers	$61,371	$13,430	$338	$75,139
Property and equipment, net	61,263	7,548	1,061	69,872

Twenty-six weeks ended July 1, 2017
Net sales to external customers	$140,826	$26,094	$937	$167,857
Property and equipment, net	66,088	9,545	34	$75,667
Twenty-six weeks ended July 2, 2016
Net sales to external customers	$140,878	$28,638	$599	$170,115
Property and equipment, net	61,263	7,548	1,061	69,872

For purposes of this table only:

(1) North America includes the United States, Canada, Puerto Rico and franchise business in Mexico

(2) Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe

(3) Other includes franchise businesses outside of North America and Europe and, beginning in 2016, a company-owned store in China

10. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Gain contingencies are recorded when the underlying uncertainty has been settled. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable based on a current evaluation of collectability, using the latest facts available in the dispute. As of July 1, 2017, the Company had a gross receivable balance of $3.3 million and a reserve of $2.6 million, leaving a net receivable of $0.7 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

11. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company beginning in fiscal 2018, and allows for both retrospective and modified retrospective methods of adoption. Early adoption beginning in fiscal 2017 is permitted. In 2016, the Company established a cross-functional team to use a bottom-up approach to assess the impact of the new standard. The team is in the process of reviewing current accounting policies and practices to identify potential differences that would result from applying the provisions of the new standard to our existing revenue contracts. To date, management has reviewed substantially all of the Company’s revenue sources, with the focus on net retail sales which represented over 98% of total revenues in 2016, and is finalizing the review of contracts. While the team continues to assess all potential impacts of the new standard, the Company expects the most significant impact to result from changes to the accounting for deferred revenue, specifically related to gift cards and the Company’s loyalty program. Currently, the Company expects to adopt ASU 2014-09 effective the first day of fiscal 2018 using the modified retrospective method.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of July 1, 2017, we operated 293 stores in the United States, Canada and Puerto Rico (collectively, North America), 59 stores in the United Kingdom, Ireland and Denmark (collectively, Europe), one store in China and had 88 franchised stores operating internationally under the Build-A-Bear Workshop brand.

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

Our Company has been executing a multi-year turnaround plan that was initiated in 2013 to improve both sales and profitability. We are evolving our strategic plan in 2017 to better align with shifts that have been occurring in consumer shopping trends which accelerated in the fourth quarter of 2016 while building on the actions that we have taken over the last few years to return the Company to sustained profitability and prepare for growth. Our focus in 2017 is concentrated in four key areas: channel evolution, product expansion, brand and experience amplification and profitability improvement. We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

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

Selected financial data attributable to each segment for the thirteen and twenty-six week periods ended July 1, 2017 and July 2, 2016 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We use comparable sales as one of the performance measures for our business. Comparable sales percentage changes are based on net retail sales and exclude the impact of foreign exchange. Stores are considered comparable beginning in their thirteenth consecutive full month of operation. The percentage change in consolidated comparable sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Comparable sales change (%)
North America	(1.5)%	(8.3)%	(5.8)%	(2.1)%
Europe	2.2%	(10.0)%	(0.8)%	(5.9)%
Consolidated	(0.9)%	(8.6)%	(5.0)%	(2.8)%

Stores	(1.4)%	(9.3)%	(5.3)%	(3.1)%
E-commerce	13.3%	11.7%	2.8%	5.6%
Consolidated	(0.9)%	(8.6)%	(5.0)%	(2.8)%

We believe the negative consolidated comparable sales performance for the 2017 second quarter was primarily attributable to an overall decline in store traffic partially offset by improvements in conversion, units per transaction and average transaction value. In Europe, a positive comparable sales trend early in the quarter was partially reversed after multiple terrorist attacks in the United Kingdom in May and June. The comparable sales in the first half of 2017 were also negatively impacted by the shift in timing of Valentine’s Day from a weekend to a weekday. Additionally, we believe that changes made to marketing tactics beginning in the 2017 first quarter, including media shifts and the addition of direct mail and in-store events, had a positive impact on comparable sales starting in late February and carrying into the second quarter.

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

Strategy

Retail Stores

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America, Europe and Asia for the periods presented:

	Twenty-six Weeks Ended
	July 1, 2017				July 2, 2016
	North				North
	America	Europe	Asia	Total	America	Europe	Asia	Total
Beginning of period	285	60	1	346	269	60	-	329
Opened	23	-	-	23	6	-	1	7
Closed	(15)	(1)	-	(16)	(12)	(3)	-	(15)
End of period	293	59	1	353	263	57	1	321

During 2017, we expect to continue to make improvements to an aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible by a new, lower capital, more flexible “concourse shop” model. Concourse shops are stand-alone shops that occupy approximately 200 square feet designed to be operated in open, concourse areas of malls or other covered pedestrian areas. We currently expect to remodel approximately 20 locations into our Discovery format in 2017 and to have 20 to 25 new stores, inclusive of concourse shops, open by the end of the fiscal year. Thus far in 2017, we have remodeled 19 locations, including 2 in our concourse model, and opened 17 new stores, including 15 in our concourse model. We ended the 2017 second quarter with a total of 93 discovery format stores, including 20 in our concourse model.

International Franchise Revenue

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our company-owned stores. As of July 1, 2017, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries. The number of international franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six Weeks Ended
	July 1, 2017	July 2, 2016
Beginning of period	92	77
Opened	6	4
Closed	(10)	(4)
End of period	88	77

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Revenues:
Net retail sales	96.4%	98.4%	97.1%	98.7%
Commercial revenue	2.8	1.1	2.2	0.8
Franchise fees	0.9	0.5	0.7	0.5
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	56.3	57.8	54.5	54.4
Cost of merchandise sold - commercial (1)	57.9	53.8	56.8	53.0
Selling, general and administrative	46.4	49.3	43.8	45.1
Store preopening	1.1	1.5	0.9	1.4
Interest expense (income), net	(0.0)	(0.0)	(0.0)	(0.0)
Total costs and expenses	103.4	108.3	98.8	100.6

(Loss) income before income taxes	(3.4)	(8.3)	1.2	(0.6)
Income tax (benefit) expense	(1.4)	(2.6)	0.4	(0.1)
Net (loss) income	(2.0)	(5.7)	0.7	(0.5)

Retail Gross Margin %	43.7%	42.2%	45.5%	45.6%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.

Thirteen weeks ended July 1, 2017 compared to thirteen weeks ended July 2, 2016

Total revenues. Total revenues were $77.2 million for the thirteen weeks ended July 1, 2017, compared to $75.1 million for the thirteen weeks ended July 2, 2016, an increase of $2.1 million, or 2.8%. Net retail sales were $74.4 million for the thirteen weeks ended July 1, 2017, as compared to $73.9 million for the thirteen weeks ended July 2, 2016, an increase of $0.5 million, or 0.7%. The components of this increase are as follows:

Thirteen weeks ended
July 1,
2017
(dollars in millions)
Increase from new stores	$4.6
Impact of store closures	(1.9)
Impact of foreign currency translation	(1.4)
Decrease in consolidated comparable sales	(0.6)
Decrease in non-comparable stores, primarily remodels and relocations	(0.3)
Increase from other retail	0.1
Change in deferred revenue estimates, including gift card breakage	-
$0.5

We believe the negative consolidated comparable sales performance for the 2017 second quarter was primarily attributable to an overall decline in store traffic partially offset by improvements in conversion, units per transaction and average transaction value. In Europe, a positive comparable sales trend early in the quarter was partially reversed after multiple terrorist attacks in the United Kingdom in May and June.

Commercial revenue increased to $2.1 million for the thirteen weeks ended July 1, 2017 compared to $0.8 million for the thirteen weeks ended July 2, 2016, primarily resulting from increases in wholesale sales and licensing revenue. Revenue from franchise fees was $0.7 million and $0.4 million for the thirteen weeks ended July 1, 2017 and July 2, 2016, respectively.

Retail gross margin. Retail gross margin was $32.5 million for the thirteen weeks ended July 1, 2017, compared to $31.2 million for the thirteen weeks ended July 2, 2016, an increase of $1.3 million, or 4.3%. As a percentage of net retail sales, retail gross margin was 43.7% for the thirteen weeks ended July 1, 2017 compared to 42.2% for the thirteen weeks ended July 2, 2016. This 150 basis point improvement was primarily driven by a 190 basis point expansion in merchandise margin partially offset by deleverage of fixed occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $35.8 million for the thirteen weeks ended July 1, 2017, compared to $37.1 million for the thirteen weeks ended July 2, 2016, a decrease of $1.3 million, or 3.3%. As a percentage of total revenues, selling, general and administrative expenses decreased to 46.4% for the thirteen weeks ended July 1, 2017, compared to 49.3% for the thirteen weeks ended July 2, 2016, a decrease of 290 basis points. The decrease was primarily due to unrealized currency gains in the current quarter compared to losses in the 2016 second quarter driven by the significant weakening of the British pound sterling. Additionally, reductions in corporate overhead and marketing costs were offset by higher store expenses driven by an increase in store count.

Store preopening. Store preopening expenses were $0.9 million for the thirteen weeks ended July 1, 2017, as compared to $1.2 million for the thirteen weeks ended July 2, 2016, a decrease of $0.3 million. The decrease is primarily attributable to the higher expenses in 2016 related to the opening of the first store in China.

Interest expense (income), net. Interest income, net of interest expense was $7,000 for the thirteen weeks ended July 1, 2017, compared to $11,000 for the thirteen weeks ended July 2, 2016.

Provision for income taxes. The income tax provision was a benefit of $1.1 million for the thirteen weeks ended July 1, 2017, as compared to $1.9 million for the thirteen weeks ended July 2, 2016. The effective tax rate was 41.4% for the thirteen weeks ended July 1, 2017, compared to 31.1% for the thirteen weeks ended July 2, 2016. In the second quarter of fiscal 2017, the effective tax rate differed from the statutory rate of 34% primarily due to state taxes and certain discrete items.

Twenty-six weeks ended July 1, 2017 compared to twenty-six weeks ended July 2, 2016

Total revenues. Total revenues were $167.9 million for the twenty-six weeks ended July 1, 2017, as compared to $170.1 million for the twenty-six weeks ended July 2, 2016, a decrease of $2.2 million, or 1.3%. Net retail sales were $163.0 million for the twenty-six weeks ended July 1, 2017, as compared to $168.0 million for the twenty-six weeks ended July 2, 2016, a decrease of $5.0 million, or 3.0%. The components of this decrease are as follows:

Twenty-six weeks ended
July 1,
2017
(dollars in millions)
Increase from new stores	$9.6
Impact of store closures	(3.8)
Impact of foreign currency translation	(3.3)
Decrease in consolidated comparable sales	(7.6)
Decrease in non-comparable stores, primarily remodels and relocations	(0.8)
Increase from other retail	0.3
Change in deferred revenue estimates, including gift card breakage	0.6
$(5.0)

We believe the negative consolidated comparable sales performance for the first half of 2017 was primarily attributable to an overall decline in store traffic partially offset by improvements in conversion, units per transaction and average transaction value. In Europe, a positive comparable sales trend early in the second quarter was partially reversed after multiple terrorist attacks in the United Kingdom in May and June. The comparable sales in the first half of 2017 were also negatively impacted by the shift in timing of Valentine’s Day from a weekend to a weekday. Additionally, we believe that changes made to marketing tactics beginning in the 2017 first quarter, including media shifts and the addition of direct mail and in-store events, had a positive impact on comparable sales starting in late February and carrying into the second quarter.

Commercial revenue was $3.7 million for the twenty-six weeks ended July 1, 2017, compared to $1.3 million for the twenty-six weeks ended July 2, 2016, an increase of $2.4 million. Revenue from franchise fees was $1.1 million for the twenty-six weeks ended July 1, 2017, compared to $0.9 million for the twenty-six weeks ended July 2, 2016, an increase of $0.2 million.

Retail gross margin. Retail gross margin was $74.2 million for the twenty-six weeks ended July 1, 2017, compared to $76.7 million for the twenty-six weeks ended July 2, 2016, a decrease of $2.5 million, or 3.2%. As a percentage of net retail sales, retail gross margin decreased to 45.5% for the twenty-six weeks ended July 1, 2017, from 45.6% for the twenty-six weeks ended July 2, 2016. This slight decline was the result of deleverage of fixed occupancy costs offset by expansion in merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses were $73.5 million for the twenty-six weeks ended July 1, 2017, as compared to $76.7 million for the twenty-six weeks ended July 2, 2016, a decrease of $3.2 million, or 4.2%. As a percentage of total revenues, selling, general and administrative expenses decreased to 43.8% for the twenty-six weeks ended July 1, 2017, as compared to 45.1% for the twenty-six weeks ended July 2, 2016, a decrease of 130 basis points. The decrease was primarily due to a shift in marketing costs to the second half of 2017 as compared to the prior year and unrealized currency gains in the first half of 2017 compared to losses in the same period of 2016 driven by the significant weakening of the British pound sterling. Additionally, reductions in corporate overhead were offset by higher store expenses driven by an increase in store count.

Store preopening. Store preopening expenses were $1.5 million for the twenty-six weeks ended July 1, 2017, as compared to $2.4 million for the twenty-six weeks ended July 2, 2016, a decrease of $0.9 million. The decrease is primarily attributable to the higher expenses in 2016 related to the opening of the first store in China.

Interest expense (income), net. Interest income, net of interest expense was $18,000 for the twenty-six weeks ended July 1, 2017, compared to $38,000 for the twenty-six weeks ended July 2, 2016.

Provision for income taxes. Income tax expense was $0.7 million for the twenty-six weeks ended July 1, 2017, as compared to an income tax benefit of $0.2 million for the twenty-six weeks ended July 2, 2016. The effective tax rate was 37.7% for the twenty-six weeks ended July 1, 2017, compared to 19.4% for the twenty-six weeks ended July 2, 2016. In the first half of fiscal 2017, the effective tax rate differed from the statutory rate of 34% primarily due to the implementation of the new accounting standard related to the accounting for the tax impact of equity awards vesting, state taxes and other discrete items. The fluctuation in the 2016 effective tax rate was primarily due to the effect of permanent differences and a discrete item.

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

Operating Activities. Cash used in operating activities was $11.1 million for the twenty-six weeks ended July 1, 2017, compared to $22.2 million for the twenty-six weeks ended July 2, 2016, a decrease in cash used of $11.1 million. Generally, changes in cash from operating activities are driven by changes in net income or loss and changes in operating assets and liabilities. This decrease in cash used in operating activities over the year ago period was primarily due to timing of inventory shipments and payments and increased store contribution.

Investing Activities. Cash used in investing activities was $8.0 million for the twenty-six weeks ended July 1, 2017, as compared to $10.4 million for the twenty-six weeks ended July 2, 2016, a decrease of $2.4 million. Cash used in investing activities during the twenty-six weeks ended July 1, 2017, primarily related to store construction and maintenance and upgrades and purchases of central office information technology systems and equipment. Cash used in investing activities during the twenty-six weeks ended July 2, 2016, primarily related to store construction and upgrades and purchases of information technology infrastructure, partially offset by the maturity of short-term investments.

Financing Activities. Cash used in financing activities in the twenty-six weeks ended July 1, 2017 was $0.5 million related to exercises of employee stock options, net of shares used for withholding tax payments and payments under capital leases. Cash used in financing activities in the twenty-six weeks ended July 2, 2016 was $2.0 million as purchases of our stock used cash of $1.5 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. No borrowings were made under our line of credit in either the twenty-six weeks ended July 1, 2017 or July 2, 2016.

Capital Resources. As of July 1, 2017, we had a consolidated cash balance of $12.6 million, over half of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. On May 4, 2017, we amended the credit agreement extending the expiration date to December 31, 2018 and increasing the amount of permitted lease and rental payments for personal property from $100,000 to $1 million. The bank line provides availability of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in certain of our foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of July 1, 2017: (i) we were in compliance with all covenants; (ii) there were no borrowings under our line of credit; and (iii) there was approximately $35.0 million available for borrowing under the line of credit.

In fiscal 2017, we expect to spend a total of $20 million to $24 million on capital expenditures. Capital spending through the twenty-six weeks ended July 1, 2017 totaled $8.0 million, on track with our full year plans. Capital spending in fiscal 2017 is expected to primarily support our store activity, including both remodels and new stores and investments in information technology infrastructure.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 16, 2017, which includes audited consolidated financial statements for our 2016, 2015 and 2014 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 11 – Recently Issued Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 16, 2017.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 1, 2017, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 16, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) the May Yet Be Purchased Under the Plans or Programs (2)
Apr. 2, 2017 – Apr. 29, 2017	138	$ 8.73	-	$ -
Apr. 30, 2017 – May 27, 2017	363	$ 10.70	-	$ -
May 28, 2017 – Jul. 1, 2017	8,616	$ 10.90	-	$ -
Total	9,117	$ 10.86	-

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

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

10.2	Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 12, 2017)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2017

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)