Form 10-Q
period 2017-09-30
BUILD A BEAR WORKSHOP INC
filed 2017-11-09
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 15,917,449 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

	September 30,	December 31,	October 1,
	2017	2016	2016
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,920	$32,483	$11,780
Inventories	61,952	51,885	59,398
Receivables	7,881	12,939	8,787
Prepaid expenses and other current assets	13,365	12,737	13,752
Total current assets	94,118	110,044	93,717

Property and equipment, net of accumulated depreciation of $171,922; $172,333 and $179,584, respectively	76,718	74,924	71,984
Deferred tax assets	9,803	8,256	10,737
Other intangible assets, net	1,131	1,721	1,653
Other assets, net	2,571	4,650	4,806
Total Assets	$184,341	$199,595	$182,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,855	$27,861	$26,242
Accrued expenses	13,055	15,897	11,918
Gift cards and customer deposits	27,584	37,070	27,094
Deferred revenue	1,768	2,029	2,030
Other current liabilities	88	-	-
Total current liabilities	59,350	82,857	67,284

Deferred rent	17,914	15,438	15,278
Deferred franchise revenue	504	565	603
Other liabilities	1,643	1,623	1,008

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at September 30, 2017, December 31, 2016 and October 1, 2016	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,918,117; 15,856,927 and 15,850,629 shares, respectively	159	159	159
Additional paid-in capital	69,972	68,001	67,197
Accumulated other comprehensive loss	(11,623)	(12,727)	(11,994)
Retained earnings	46,422	43,679	43,362
Total stockholders' equity	104,930	99,112	98,724
Total Liabilities and Stockholders' Equity	$184,341	$199,595	$182,897

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Revenues:
Net retail sales	$80,552	$81,870	$243,559	$249,854
Commercial revenue	1,304	1,322	5,037	2,601
Franchise fees	572	556	1,689	1,407
Total revenues	82,428	83,748	250,285	253,862

Costs and expenses:
Cost of merchandise sold - retail	44,916	46,461	133,686	137,778
Cost of merchandise sold - commercial	590	535	2,712	1,213
Selling, general and administrative	34,268	33,404	107,760	110,135
Store preopening	488	571	2,000	2,969
Interest expense (income), net	2	(19)	(16)	(58)
Total costs and expenses	80,264	80,952	246,142	252,037

Income before income taxes	2,164	2,796	4,143	1,825
Income tax expense	723	955	1,470	767
Net income	$1,441	$1,841	$2,673	$1,058

Foreign currency translation adjustment	387	(298)	1,104	(2,023)
Comprehensive (loss) income	$1,828	$1,543	$3,777	$(965)

Income per common share:
Basic	$0.09	$0.12	$0.17	$0.07
Diluted	$0.09	$0.11	$0.17	$0.07

Shares used in computing common per share amounts:
Basic	15,633,290	15,518,115	15,600,184	15,471,759
Diluted	15,816,265	15,691,004	15,789,851	15,650,143

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-nine weeks ended
	September 30, 2017	October 1, 2016

Cash flows from operating activities:
Net income	$2,673	$1,058
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,084	11,573
Stock-based compensation	2,681	2,259
Deferred taxes	1,840	(236)
Provision for doubtful accounts	367	-
Impairment of store assets	82	298
(Gain) Loss on disposal of property and equipment	(220)	269
Change in assets and liabilities:
Inventories	(9,093)	(6,296)
Receivables	4,816	4,079
Prepaid expenses and other assets	(371)	363
Accounts payable and accrued expenses	(14,180)	(22,663)
Lease related liabilities	2,341	3,621
Gift cards and customer deposits	(9,682)	(7,986)
Deferred revenue	(337)	(684)
Net cash used in operating activities	(6,999)	(14,345)
Cash flows from investing activities:
Purchases of property and equipment	(12,502)	(17,647)
Purchases of other assets and other intangible assets	(287)	(566)
Proceeds from property insurance	310	-
Proceeds from sale or maturitiy of short term investments	-	1,461
Cash used in investing activities	(12,479)	(16,752)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(465)	(513)
Payments made under capital leases	(56)	-
Purchases of Company's common stock	(998)	(1,469)
Cash used in financing activities	(1,519)	(1,982)
Effect of exchange rates on cash	(566)	(337)
Net decrease in cash and cash equivalents	(21,563)	(33,416)
Cash and cash equivalents, beginning of period	32,483	45,196
Cash and cash equivalents, end of period	$10,920	$11,780

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

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,	October 1,
	2017	2016	2016
Prepaid rent	$7,162	$7,191	$6,986
Other	6,203	5,546	6,766
Total	$13,365	$12,737	$13,752

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,	October 1,
	2017	2016	2016
Accrued wages, bonuses and related expenses	$7,465	$5,596	$5,216
Sales tax payable	2,105	5,075	2,027
Accrued rent and related expenses	3,450	4,615	3,919
Current income taxes payable	35	611	756
Total	$13,055	$15,897	$11,918

4. Stock-based Compensation

On March 14, 2017, the Company’s Board of Directors (the Board) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the Incentive Plan). On May 11, 2017, at the Company’s 2017 Annual Meeting of Stockholders, the Company’s stockholders approved the Incentive Plan. The Incentive Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, restricted stock, cash and other stock-based awards, some of which may be performance-based pursuant to the terms of the Incentive Plan. The Board may amend, modify or terminate the Incentive Plan at any time, except as otherwise provided in the Incentive Plan. The Incentive Plan will terminate on March 14, 2027, unless earlier terminated by the Board. The number of shares of the Company’s common stock authorized for issuance under the Incentive Plan is 1,000,000, plus shares of stock subject to outstanding awards made under the Company’s Third Amended and Restated 2004 Stock Incentive Plan that on or after March 21, 2017 may be forfeited, expire or be settled for cash.

For the thirteen and thirty-nine weeks ended September 30, 2017, selling, general and administrative expense includes $0.8 million and $2.7 million, respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended October 1, 2016, selling, general and administrative expense includes $0.8 million and $2.3 million, respectively, of stock-based compensation expense. As of September 30, 2017, there was $4.6 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.5 years.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended September 30, 2017:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	757,784	$9.91
Granted	72,051	8.85
Exercised	1,269	6.36
Forfeited	26,795	13.45
Canceled or expired	10,204	12.51
Outstanding, September 30, 2017	791,567	$9.67

The following table is a summary of the balances and activity for the plan related to time-based and performance-based restricted stock for the thirty-nine weeks ended September 30, 2017:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	316,116	$13.30	241,141	$15.39
Granted	258,060	9.18	83,897	8.85
Vested	178,424	12.20	6,472	20.54
Forfeited	33,016	12.51	15,247	14.28
Canceled or expired	—	—	13,704	13.68
Outstanding, September 30, 2017	362,736	$10.98	289,615	$13.66

The total fair value of shares vested during the thirty-nine weeks ended September 30, 2017 and October 1, 2016 was $2.3 million and $1.7 million, respectively.

In March 2017, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated total pre-tax income goals for fiscal 2017, 2018 and 2019. These shares have a payout opportunity ranging from 25% to 200% of the target number of shares. In 2016, the Company awarded one and three-year performance-based restricted stock subject to the achievement of pre-established net income objectives for fiscal 2016. In 2017, 13,704 of the one-year performance shares issued in fiscal 2016 were canceled as the pre-established pre-tax income objectives for 2016 were not achieved.

The outstanding performance shares as of September 30, 2017 consist of the following:

Performance Shares
Earned shares subject to time-based restrictions at actual	6,325
Unearned shares subject to performance-based restrictions at target:
2015 - 2017 consolidated total revenues	50,000
2016 - 2018 consolidated total revenues	149,393
2017 - 2019 consolidated pre-tax income	83,897
Performance shares outstanding, September 30, 2017	289,615

5. Income Taxes

The effective tax rate was 33.4% and 35.5% for the thirteen and thirty-nine weeks ended September 30, 2017, respectively, compared to 34.2% and 42.0% for the thirteen and thirty-nine weeks ended October 1, 2016, respectively. The 2017 effective tax rate differed from the statutory rate of 34% primarily due to the implementation of the new accounting standard related to the accounting for the tax impact of equity awards vesting and other discrete items. The fluctuation in the 2016 effective tax rate was due primarily to the effect of permanent differences.

6. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirty-nine weeks ended September 30, 2017 and October 1, 2016:

	Thirty-nine weeks ended
	September 30, 2017	October 1, 2016

Beginning balance	$99,112	$99,414
Stock-based compensation	2,681	2,259
Shares issued under employee stock plans	(465)	(513)
Adoption of new accounting standards	822	-
Share repurchase and retirement	(998)	(1,469)
Other comprehensive income (loss)	1,104	(2,023)
Net income	2,673	1,058
Other	1	(2)
Ending balance	$104,930	$98,724

On August 21, 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20 million. Under this program, the Company repurchased $1.0 million of shares through September 30, 2017. Under this program, the Company repurchased 112,325 shares at an average price of $8.88 per share for an aggregate amount of $1.0 million.

7. Income per Share

The Company uses the two-class method to compute basic and diluted net income or loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

NUMERATOR:
Net income before allocation of earnings to participating securities	$1,441	$1,841	$2,673	$1,058
Less: Earnings allocated to participating securities	11	39	33	22
Net income after allocation of earnings to participating securities	$1,430	$1,802	$2,640	$1,036

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,633,290	15,518,115	15,600,184	15,471,759
Dilutive effect of share-based awards:	182,975	172,889	189,667	178,384
Weighted average number of common shares outstanding - dilutive	15,816,265	15,691,004	15,789,851	15,650,143
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders:	$0.09	$0.12	$0.17	$0.07
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.09	$0.11	$0.17	$0.07

In calculating diluted income per share for the thirteen and thirty-nine week periods ended September 30, 2017, options to purchase 382,317 and 321,998 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine week periods ended October 1, 2016, the number of options to purchase common shares that were excluded from the calculation was 302,628 and 253,374 shares, respectively.

8. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at September 30, 2017 and October 1, 2016 was comprised entirely of foreign currency translation. For the thirteen and thirty-nine weeks ended September 30, 2017 and October 1, 2016, there were no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Thirteen weeks ended September 30, 2017
Net sales to external customers	$80,552	$1,304	$572	$82,428
Income before income taxes	1,098	563	503	2,164
Capital expenditures	4,607	-	157	4,764
Depreciation and amortization	4,185	1	15	4,201
Thirteen weeks ended October 1, 2016
Net sales to external customers	$81,870	$1,322	$556	$83,748
Income before income taxes	1,881	667	248	2,796
Capital expenditures	6,321	-	10	6,331
Depreciation and amortization	3,935	1	18	3,954
Thirty-nine weeks ended September 30, 2017
Net sales to external customers	$243,559	$5,037	$1,689	$250,285
Income before income taxes	1,493	2,112	538	4,143
Capital expenditures	12,614	-	175	12,789
Depreciation and amortization	12,034	2	48	12,084
Thirty-nine weeks ended October 1, 2016
Net sales to external customers	$249,854	$2,601	$1,407	$253,862
Income before income taxes	429	1,080	316	1,825
Capital expenditures	18,178	-	35	18,213
Depreciation and amortization	11,506	2	65	11,573
Total Assets as of:
September 30, 2017	$176,159	$5,998	$2,184	$184,341
October 1, 2016	$174,510	$5,968	$2,419	$182,897

The Company’s reportable segments are primarily determined by the types of products and services that each offers. Each reportable segment may operate in many geographic areas. The Company allocates revenues to geographic areas based on the location of the customer or franchisee. The following schedule is a summary of the Company’s sales to external customers and long-lived assets by geographic area (in thousands):

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended September 30, 2017
Net sales to external customers	$67,036	$14,812	$580	$82,428
Property and equipment, net	67,073	9,612	33	76,718
Thirteen weeks ended October 1, 2016
Net sales to external customers	$68,227	$14,955	$566	$83,748
Property and equipment, net	62,377	8,385	1,222	71,984
Thirty-nine weeks ended September 30, 2017
Net sales to external customers	$207,863	$40,905	$1,517	$250,285
Property and equipment, net	67,073	9,612	33	76,718
Thirty-nine weeks ended October 1, 2016
Net sales to external customers	$209,105	$43,592	$1,165	$253,862
Property and equipment, net	62,377	8,385	1,222	71,984

For purposes of this table only:
(1) North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2) Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe
(3) Other includes franchise businesses outside of North America and Europe and, beginning in 2016, a company-owned store in China

10. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Gain contingencies are recorded when the underlying uncertainty has been settled. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of September 30, 2017, the Company had a gross receivable balance of $3.5 million and a reserve of $2.8 million, leaving a net receivable of $0.7 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

11. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company beginning in fiscal 2018, and allows for both retrospective and modified retrospective methods of adoption. Early adoption beginning in fiscal 2017 is permitted. In 2016, the Company established a cross-functional team to use a bottom-up approach to assess the impact of the new standard. The team has reviewed current accounting policies and practices to identify potential differences that would result from applying the provisions of the new standard to our existing revenue contracts. To date, management has reviewed all of the Company’s revenue sources and contracts. Internal controls have been designed and an accounting policy has been developed. The Company expects the most significant impact to result from changes to the accounting for deferred revenue, specifically related to gift cards. The Company will adopt ASU 2014-09 effective the first day of fiscal 2018 using the modified retrospective method.

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

12. Subsequent Event

On October 31, 2017, the Company drew $4.0 million on its line of credit. This balance is expected to fluctuate throughout the remainder of the fourth quarter and is expected to be repaid before the end of the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws.  Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, and include the following:

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

●	we may lose key personnel, be unable to hire qualified additional personnel, or experience turnover of our management team;
●	we are susceptible to disruption in our inventory flow due to our reliance on a few vendors;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property;
●	we may suffer negative publicity or be sued due to violations of labor laws or unethical practices by manufacturers of our merchandise;
●	we may be unable to operate our Company-owned distribution center efficiently or our third-party distribution center providers may perform poorly;
●	Increases in high petroleum products prices could increase our inventory transportation costs and adversely affect our profitability;
●	we may be unable to effectively manage our international franchises or laws relating to those franchises may change;
●	our plans to leverage the Build-A-Bear brand to drive strategic expansion may not be successful;
●	our market share could be adversely affected by a significant, or increased, number of competitors;
●	we may suffer negative publicity or negative sales if the non-proprietary toy products we sell in our stores do not meet our safety, quality or sales expectations;
●	poor global economic conditions could have a material adverse effect on our liquidity and capital resources;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline; and
●

fluctuations in our operating results could reduce our cash flow and we may be unable to repurchase shares at all or at the times or in the amounts we desire or the results of the share repurchase program may not be as beneficial as we would like.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which our guests stuff, fluff, dress, accessorize and name their own teddy bears and other stuffed animals. As of September 30, 2017, we operated 292 stores in the United States, Canada and Puerto Rico (collectively, North America), 60 stores in the United Kingdom, Ireland and Denmark (collectively, Europe), and one store in China and had 90 franchised stores operating internationally under the Build-A-Bear Workshop brand.

On August 21, 2017, we announced that our Board of Directors completed the previously announced review of strategic alternatives. After an extensive analysis and careful consideration of a broad range of strategic alternatives by the Board of Directors in consultation with its financial and legal advisors, the Board of Directors authorized a share repurchase program of up to $20 million through September 30, 2020.

Our Company has been executing a multi-year turnaround plan that was initiated in 2013 to improve both sales and profitability. We are evolving our strategic plan in 2017 to better align with shifts that have been occurring in consumer shopping trends which accelerated in the fourth quarter of 2016 while building on the actions that we have taken over the last few years to return the Company to sustained profitability and prepare for growth. Our focus in 2017 is concentrated in four key areas: channel evolution, product expansion, brand and experience amplification and profitability improvement. We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-consumer (“DTC”) – Company-owned retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, Denmark and China, as well as two e-commerce sites;

•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and

•	International Franchising – Royalties and other fees from other international stores operated under franchise agreements.

Selected financial data attributable to each segment for the thirteen and thirty-nine week periods ended September 30, 2017 and October 1, 2016 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We use comparable sales as one of the performance measures for our business.  Comparable sales percentage changes are based on net retail sales and exclude the impact of foreign exchange.  Stores are considered comparable beginning in their thirteenth consecutive full month of operation. Not all stores are included in the calculation. The percentage change in consolidated comparable sales for the periods presented below is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Comparable sales change (%)
North America	(7.8)%	(1.6)%	(6.4)%	(2.0)%
Europe & Asia	(5.2)%	(4.8)%	(2.4)%	(5.5)%
Consolidated	(7.4)%	(2.2)%	(5.8)%	(2.6)%

Stores	(6.9)%	(3.2)%	(5.8)%	(3.1)%
E-commerce	(18.2)%	25.2%	(4.9)%	11.9%
Consolidated	(7.4)%	(2.2)%	(5.8)%	(2.6)%

We believe the decrease in consolidated comparable sales for the thirteen weeks ended September 30, 2017 is attributable to the continued overall decline in traditional mall traffic, anticipated fluctuation in base comparable sales linked to the evolution of our retail footprint, the disruption caused by the planned transition to a new web platform, and unexpected weather impacts. This was partially offset by increases in conversion, units per transaction and dollars per transaction during the quarter. For the thirty-nine weeks ended September 30, 2017, we believe the decrease in consolidated comparable sales is primarily attributable to the continued decline in traditional mall traffic, unexpected events such as weather in North America and multiple terrorist attacks in the United Kingdom in the second quarter, again partially offset by increases in dollars per transaction and units per transaction.

Strategy

We expect to improve consolidated sales through the following key initiatives:

●

Channel Evolution: We expect to continue to evolve our aged store fleet into new Discovery format stores, leveraging natural lease events. Overall, these locations continue to perform ahead of heritage locations in both sales and profitability. We also expect to continue to diversify our real estate portfolio to include more non-traditional locations inclusive of our new retail model (Concourse Shop) which requires less capital, has shorter-term leases and offers a solution for a wide range of settings. Separately, we have now essentially completed the planned upgrade of our web platform and redesigned site ahead of the fourth quarter holiday season. The updates to the website platform and e-commerce processes are expected to enable our guests to experience Build-A-Bear online in new ways and allow us to leverage the macro trend of consumers online.

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

●

Long-Term Profitability Improvement: We are focused on improving profitability through the execution of our stated strategies detailed above as well as disciplined expense management and on-going efforts in process and systems upgrades. While we continue to monitor consolidated comparable sales as an important metric in our business, we believe that total revenue growth and profitability improvement are more indicative of the progress in our business initiatives on a go forward basis.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop company-owned stores in North America, Europe and Asia for the periods presented:

	Thirty-nine Weeks Ended
	September 30, 2017				October 1, 2016
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	285	60	1	346	269	60	-	329
Opened	28	4	-	32	15	2	1	18
Closed	(21)	(4)	-	(25)	(13)	(4)	-	(17)
End of period	292	60	1	353	271	58	1	330

During 2017, we expect to continue to make improvements to an aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible in part by Concourse Shops. Concourse Shops are stand-alone retail units that occupy approximately 200 square feet designed to be operated in open, concourse areas of malls or other covered pedestrian areas. We currently expect to remodel approximately 20 locations into our Discovery format in 2017 and to have 20 to 25 new stores, inclusive of Concourse Shops, open by the end of the fiscal year. We ended the 2017 third quarter with a total of 100 Discovery format stores, including 23 Concourse Shops.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our company-owned stores. As of September 30, 2017, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine Weeks Ended
	September 30, 2017	October 1, 2016
Beginning of period	92	77
Opened	11	10
Closed	(13)	(7)
End of period	90	80

In the ordinary course of business, we anticipate signing additional master franchise agreements and terminating other such agreements. For example, we signed a new franchising agreement granting territory rights in China, Hong Kong and Macau with plans to open the first store in Beijing this December. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom, Ireland and Denmark. We continue to expect franchisees to leverage the new formats that have been developed for our company-owned operations and sourcing changes that have significantly reduced the capital and expenses required to open stores. We expect to continue to develop market expansion through both new and existing franchisees in 2017 and beyond.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Revenues:
Net retail sales	97.7%	97.8%	97.3%	98.4%
Commercial revenue	1.6	1.6	2.0	1.0
Franchise fees	0.7	0.6	0.7	0.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	55.8	56.7	54.9	55.1
Cost of merchandise sold - commercial (1)	45.2	40.5	53.8	46.6
Selling, general and administrative	41.6	39.9	43.1	43.4
Store preopening	0.6	0.7	0.8	1.2
Interest expense (income), net	(0.0)	(0.0)	(0.0)	(0.0)
Total costs and expenses	97.4	96.7	98.3	99.3

Income before income taxes	2.6	3.3	1.7	0.7
Income tax expense	0.9	1.1	0.6	0.3
Net income	1.7	2.2	1.1	0.4

Retail Gross Margin % (2)	44.2%	43.3%	45.1%	44.9%

(1)	Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue.
(2)	Retail gross margin percentage represents net retail sales less cost of merchandise sold – retail and is expressed as a percentage of net retail sales.

Thirteen weeks ended September 30, 2017 compared to thirteen weeks ended October 1, 2016

Total revenues. Net retail sales for the thirteen weeks ended September 30, 2017 were $80.6 million, compared to $81.9 million for the thirteen weeks ended October 1, 2016, a decrease of $1.3 million, or 1.6%. The components of this decrease are as follows:

Thirteen weeks ended
September 30,
2017
(dollars in millions)
Increase from new stores	$6.1
Impact of store closures	(1.7)
Impact of foreign currency translation	0.2
Decrease in consolidated comparable sales	(5.6)
Decrease in non-comparable stores, primarily remodels and relocations	(0.4)
Increase from other retail	0.1
Change in deferred revenue estimates, including gift card breakage	-
$(1.3)

We believe the decrease in consolidated comparable sales for the thirteen weeks ended September 30, 2017 is attributable to the continued overall decline in traditional mall traffic, anticipated fluctuation in base comparable sales linked to the evolution of our retail footprint, the disruption caused by the planned transition to a new web platform, and unexpected weather impacts. This was partially offset by increases in conversion, units per transaction and dollars per transaction during the quarter.

Commercial revenue was $1.3 million for both the thirteen weeks ended September 30, 2017 and October 1, 2016. Revenue from franchise fees was $0.6 million for both the thirteen weeks ended September 30, 2017 and October 1, 2016.

Retail gross margin. Retail gross margin was $35.6 million for the thirteen weeks ended September 30, 2017 compared to $35.4 million for the thirteen weeks ended October 1, 2016, an increase of $0.2 million, or 0.6%. As a percentage of net retail sales, retail gross margin was 44.2% for the thirteen weeks ended September 30, 2017 compared to 43.3% for the thirteen weeks ended October 1, 2016. This 90 basis-point gross margin increase was primarily driven by a 220 basis-point improvement in merchandise margin, and largely offset by deleverage of fixed occupancy costs. Merchandise margin benefited from lower discounts, selective price increases and sourcing efficiencies.

Selling, general and administrative. Selling, general and administrative expenses were $34.3 million for the thirteen weeks ended September 30, 2017, as compared to $33.4 million for the thirteen weeks ended October 1, 2016, an increase of $0.9 million, or 2.7%. As a percentage of total revenues, selling, general and administrative expenses increased to 41.6% for the thirteen weeks ended September 30, 2017, as compared to 39.9% for the thirteen weeks ended October 1, 2016, an increase of 170 basis-points. The increase in selling, general and administrative was primarily due to higher performance-based compensation expense and additional expenses related to the higher store count.

Store preopening. Store preopening expenses were $0.5 million for the thirteen weeks ended September 30, 2017, as compared to $0.6 million for the thirteen weeks ended October 1, 2016, a decrease of $0.1 million.

Interest expense (income), net. Interest expense (income) was less than $0.1 million for both the thirteen weeks ended September 30, 2017 and October 1, 2016, respectively.

Provision for income taxes. Income tax expense was $0.7 million with a tax rate of 33.4% for the thirteen weeks ended September 30, 2017, as compared to income tax expense of $1.0 million with a tax rate of 34.2% for the thirteen weeks ended October 1, 2016.

Thirty-nine weeks ended September 30, 2017 compared to thirty-nine weeks ended October 1, 2016

Total revenues. Net retail sales were $243.6 million for the thirty-nine weeks ended September 30, 2017, compared to $249.9 million for the thirty-nine weeks ended October 1, 2016, a decrease of $6.3 million, or 2.5%. The components of this decrease are as follows:

Thirty-nine weeks ended
September 30,
2017
(dollars in millions)
Increase from new stores	$15.7
Impact of store closures	(5.5)
Impact of foreign currency translation	(3.2)
Decrease in consolidated comparable sales	(13.2)
Decrease in non-comparable stores, primarily remodels and relocations	(1.2)
Increase from other retail	0.4
Change in deferred revenue estimates, including gift card breakage	0.7
$(6.3)

For the thirty-nine weeks ended September 30, 2017, we believe the decrease in consolidated comparable sales is primarily attributable to the continued decline in shopper traffic particularly in traditional malls, unexpected events such as weather in North America and multiple terrorist attacks in the United Kingdom in the second quarter, again partially offset by increases in dollars per transaction and units per transaction.

Commercial revenue was $5.0 million for the thirty-nine weeks ended September 30, 2017, compared to $2.6 million for the thirty-nine weeks ended October 1, 2016, an increase of $2.4 million. This increase was primarily attributable to an increase in wholesale activities as a part of our initiatives to expand locations through an “experiential wholesale” model including the relationship with Carnival Cruise Lines and ongoing outbound licensing agreements that leverage the strength of the Build-A-Bear brand. Revenue from franchise fees was $1.7 million for the thirty-nine weeks ended September 30, 2017, compared to $1.4 million for the thirty-nine weeks ended October 1, 2016, an increase of $0.3 million.

Retail gross margin. Retail gross margin was $109.9 million for the thirty-nine weeks ended September 30, 2017, compared to $112.1 million for the thirty-nine weeks ended October 1, 2016, a decrease of $2.2 million due to the decrease in total net retail sales. As a percentage of net retail sales, retail gross margin increased to 45.1% for the thirty-nine weeks ended September 30, 2017 from 44.9% for the thirty-nine weeks ended October 1, 2016. This 20 basis-point increase was primarily driven by the expansion of merchandise margin offset by the deleverage of fixed occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $107.8 million for the thirty-nine weeks ended September 30, 2017, compared to $110.1 million for the thirty-nine weeks ended October 1, 2016, a decrease of $2.3 million, or 2.1%. As a percentage of total revenues, selling, general and administrative expenses were 43.1% for the thirty-nine weeks ended September 30, 2017, as compared to 43.4% for the thirty-nine weeks ended October 1, 2016, a decrease of 30 basis-points. The decrease was primarily due to lower marketing costs, a portion of which will shift into the fourth quarter, as well as a benefit of foreign currency, offset by an increase in lower incentive compensation expense in the first three quarters of fiscal 2017.

Store preopening. Store preopening expenses were $2.0 million for the thirty-nine weeks ended September 30, 2017 as compared to $3.0 million for the thirty-nine weeks ended October 1, 2016, a decrease of $1.0 million. Store preopening expenses for the thirty-nine weeks ended September 30, 2017 were predominantly associated with openings of new and remodeled Discovery format stores through September 30, 2017 along with a portion of planned fourth quarter openings. For the thirty-nine weeks ended October 1, 2016, preopening expenses included costs related to the opening of our flagship China location.

Interest expense (income), net. Interest income, net of interest expense, was less than $0.1 million for the thirty-nine weeks ended September 30, 2017 and October 1, 2016, respectively.

Provision for income taxes. Income tax expense was $1.5 million with a tax rate of 35.5% for the thirty-nine weeks ended September 30, 2017, as compared to income tax expense of $0.8 million with a tax rate of 42.0% for the thirty-nine weeks ended October 1, 2016. The 2017 effective tax rate differed from the statutory rate of 34% primarily due to the implementation of the new accounting standard related to the accounting for the tax impact of equity awards vesting and other discrete items. The fluctuation in the 2016 effective tax rate was primarily due to the effect of permanent differences and a discrete item.

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

The timing of store closures, remodels and openings may result in fluctuations in quarterly results based on the revenues and expenses associated with each store location. Expenses related to store closings are typically incurred in stages: when the decision is made to close the store typically associated with a lease event such as an expiration or lease triggered clause; when the closure is communicated to store associates; and at the time of closure. We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening.

As a retailer that has toy products as part of our revenue model, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot ensure that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2014 fiscal fourth quarter had 14 weeks.

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

Operating Activities. Cash used in operating activities was $7.0 million for the thirty-nine weeks ended September 30, 2017, compared to $14.3 million for the thirty-nine weeks ended October 1, 2016, a decrease of $7.3 million. Generally, changes in cash from operating activities are driven by changes in net income and changes in operating assets and liabilities. This decrease in cash from operating activities over the year ago period was primarily due to the timing of inventory and capital expenditure payments.

Investing Activities. Cash used in investing activities was $12.5 million for the thirty-nine weeks ended September 30, 2017, as compared to $16.8 million for the thirty-nine weeks ended October 1, 2016, a decrease of $4.3 million. Cash used in investing activities during the thirty-nine weeks ended September 30, 2017 primarily related to store construction and upgrades and purchases of information technology infrastructure. Cash used in investing activities during the thirty-nine weeks ended October 1, 2016 primarily related to store construction and upgrades and purchases of information technology infrastructure, partially offset by the maturity of short-term investments.

Financing Activities. Financing activities used cash of $1.5 million in the thirty-nine weeks ended September 30, 2017, as purchases of our common stock used cash of $1.0 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. In the thirty-nine weeks ended October 1, 2016, financing activities used cash of $2.0 million, as purchases of our common stock used cash of $1.5 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.5 million. No borrowings were made under our line of credit in either the thirty-nine weeks ended September 30, 2017 or October 1, 2016.

Capital Resources. As of September 30, 2017, we had a consolidated cash balance of $10.9 million, approximately a third of which was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. On May 4, 2017, we amended the credit agreement extending the expiration date to December 31, 2018 and increasing the amount of permitted lease and rental payments for personal property from $100,000 to $1.0 million. The bank line provides availability of $35.0 million. Borrowings under the credit agreement are secured by our assets and a pledge of 65% of our ownership interest in certain of our foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of September 30, 2017: (i) we were in compliance with all covenants; (ii) there were no borrowings under our line of credit; and (iii) there was approximately $35.0 million available for borrowing under the line of credit. On October 31, 2017, we drew $4.0 million on our line of credit. This balance is expected to fluctuate throughout the remainder of the fourth quarter and is expected to be repaid before the end of the year.

In fiscal 2017, we expect to spend a total of $20 to $23 million on capital expenditures. Capital spending through the thirty-nine weeks ended September 30, 2017 totaled $12.8 million, on track with our full year plans. Capital spending in fiscal 2017 is expected to primarily support our store activity, including both remodels and new stores and investments in information technology infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2018.

In August 2017, our Board of Directors authorized a share repurchase program of up to $20 million. This program authorized us to purchase up to $20 million of our common stock in the open market (including through 10b5-1 trading plans), or through privately negotiated transactions. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through September 30, 2020, and does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. Under this program through September 30, 2017, we repurchased 112,325 shares at an average price of $8.88 per share for an aggregate amount of $1.0 million.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, there have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 16, 2017.

On August 21, 2017, we announced that our Board of Directors completed the previously announced review of strategic alternatives. After an extensive analysis and careful consideration of a broad range of strategic alternatives by the Board of Directors in consultation with its financial and legal advisors, the Board of Directors authorized a share repurchase program of up to $20 million. Accordingly, the following Risk Factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 is deleted:

The outcome of the strategic alternatives evaluation process announced on May 3, 2016 is uncertain and the process may or may not result in any changes to the Company’s business plan or lead to a specific action or transaction.

In addition, the following Risk Factor is added:

Fluctuations in our operating results could reduce our cash flow and we may be unable to repurchase shares at all or at the times or in the amounts we desire or the results of the share repurchase program may not be as beneficial as we would like.

In August 2017, our Board of Directors authorized a $20 million share repurchase program. The program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of the share repurchase program may not be as beneficial as we would like.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Jul. 1, 2017 – Jul. 29, 2017	278	$10.25	-	$-
Aug. 1, 2017 – Aug. 26, 2017	800	$9.10	-	$20,000,000
Aug. 27, 2017 – Sep. 30, 2017	112,475	$8.88	112,325	$19,002,247
Total	113,553	$8.89	112,325

(1)

Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)

In August 2017, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. This program authorizes the Company to repurchase shares through September 30, 2020 and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

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

Date: November 9, 2017

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)