Form 10-K
period 2017-12-30
BUILD A BEAR WORKSHOP INC
filed 2018-03-15
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 30, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $10.45 for the shares on the New York Stock Exchange on June 30, 2017) was $142.0 million as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 9, 2018, there were 14,900,452 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its May 10, 2018 Annual Meeting of Stockholders are incorporated herein by reference.

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

Overview

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”), a Delaware corporation, was formed in 1997 and is primarily a specialty retailer offering a “make your own stuffed animal” interactive retail-entertainment experience. As of December 30, 2017, we operated 361 corporately-managed locations, including 301 stores in the United States and Canada, 60 stores in the United Kingdom, Ireland, Denmark, and China and had 102 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites and franchisee sites and through third parties under wholesale agreements.

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

Description of Operations

Currently, we primarily operate specialty stores that provide a “make your own stuffed animal” interactive entertainment experience in which guests, with the help of our associates, visit a variety of stations to “assemble” and customize a stuffed animal. Our concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of consumers by offering a relevant selection of premium products that meet high quality standards and are on trend. In addition, products are sold through our e-commerce sites. Our store experience appeals to a broad range of age groups and demographics, including children, as well as their parents and grandparents, teens, adult collector and affinity consumers. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our websites, our mobile sites and apps as well as traditional and social media. Our sales are historically highest in our fourth quarter, followed by the first quarter and relatively balanced through each quarter of our fiscal year. Guests visit our stores for multiple reasons including interactive family experiences, birthdays, parties and other milestone occasions as well as to purchase gifts including the “gift of experience” that comes with a gift card. We believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand.

We believe there are opportunities to leverage the strength of the Build-A-Bear brand and generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high quality brand that is emotionally connected with both kids and their parents.

Operating Strategies

Our company has been executing a multi-year turnaround plan that was initiated in 2013 to improve both sales and profitability with the goal of achieving sustained profitability. In 2017, we continued to evolve and execute our strategic plan with key initiatives in the areas outlined below, which are intended to drive long-term shareholder value:

Channel Evolution through Diversifying Real Estate and Upgrading E-Commerce Capabilities

We continued to make improvements to an aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. We also continued to diversify our store portfolio into non-traditional locations inclusive of a new, lower capital, more flexible “concourse shop” model. As of December 30, 2017, we finished the year with 26 concourse shop locations and 105 stores in a Discovery format.

In 2017, we added one new franchise agreement covering China, Hong Kong and Macau. We intend to add new franchise agreements covering other markets in the future. Separately, we launched a comprehensive enhancement of our website platform and upgrade of e-commerce systems in the fourth quarter of 2017 in order to capitalize on changing macro consumer shopping patterns and add future enterprise selling options.

Product Expansion through Owned Intellectual Property Development, Relevant Licensing and Outbound Brand Licensing into New Categories

To meet the needs of our core consumer base (boys and girls ages 3 to 12) while systematically building secondary consumer segments (including collectors, gift-givers and teen-plus target), we continued to develop and expand offerings of successful intellectual properties balanced with core products and a comprehensive program of key licensed products. We also continued to expand our initiatives to sell pre-stuffed plush products for corporate promotions or to other companies for resell and to further develop outbound licensed programs leveraging the power of the Build-A-Bear brand and other owned intellectual properties.

Brand and Experience Amplification through Marketing and Entertainment Integration

We adjusted marketing programs to elevate and integrate efforts to create more synergy across channels while leveraging our content development strategy, which includes mobile apps, music videos and other entertainment opportunities to increase engagement, improve efficiency and lead to profitable sales growth.

Continued Focus on Delivering Long-Term Profitability Improvement

We remained focused on improving profitability through the execution of our stated strategies summarized above as well as disciplined expense management and on-going efforts in process and systems upgrades.

Merchandise Sourcing and Inventory Management

Our stores offer an extensive and coordinated selection of merchandise, including a wide range of different styles of plush products to be stuffed, sounds and scents that can be added to the stuffed animals and a broad variety of clothing, shoes and accessories, as well as other brand appropriate toy and novelty items. Our stuffed animal products and clothing are produced from high quality, man-made materials or natural fibers, and the stuffing is made of a high-grade polyester fiber.

We believe we comply with governmental toy safety requirements specific to each country where we have stores. Specifically, we believe all of the products in our stores and e-commerce sites meet Consumer Product Safety Commission (CPSC) requirements including the Consumer Product Safety Improvement Act (CPSIA) for children’s products. We also comply with American Society for Testing and Materials (ASTM-F963), European Toy Safety Standards (EN71), China National Toy Standards (GB6675/GB5296.5), China Compulsory Certification (CCC), Australian/New Zealand Standard AS/NZS 8124 and Canadian Consumer Product Safety Act Toys Regulation (CCPSA). Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate the age grading for the product and any special warnings in accordance with guidelines established by the CPSC. We require our supplier factories to be compliant with the International Council of Toy Industries (ICTI) Ethical Toy Program certification or with other third party social compliance programs. The ICTI Ethical Toy Program process is the social compliance program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide. In order to obtain this certification, each factory completes a rigorous evaluation performed by an accredited ICTI agent on an annual basis.

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

Distribution and Logistics

We own a 350,000 square-foot distribution center near Columbus, Ohio which serves the majority of our stores in the United States and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2019. This agreement contains clauses that allow for termination if certain performance criteria are not met.

Transportation from the warehouses to stores is managed by several third-party logistics providers. In the United States, Canada and Europe, merchandise is shipped by a variety of distribution methods, depending on the store and seasonal inventory demand. Shipments from our distribution centers are scheduled throughout the week in order to smooth workflow and stores are grouped together by shipping route to reduce freight costs. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once or twice a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs. Back-up supplies, such as stuffing for the plush animals, are often stored in limited amounts at regional pool points.

Employees

As of December 30, 2017, we had approximately 1,000 full-time and 3,200 regular part-time employees in the United States, Canada, the United Kingdom, Ireland, Denmark and China. The number of part-time employees at all locations fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Competition

We view the Build-A-Bear Workshop store experience as a distinctive combination of entertainment and retail with limited direct competition. Since we develop proprietary products, we compete indirectly with a number of brands that sell stuffed animals or premium children’s toys in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Applause, Hasbro, Commonwealth and Vermont Teddy Bear. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for family time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues and online entertainment. With the majority of our stores currently operating in traditional shopping malls, we also compete with other mall-based retailers for prime mall locations, including various apparel, footwear and specialty retailers.

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth of assortment nor depth of experience or operate as a national or international retail company.

Intellectual Property and Trademarks

We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property. Our patents have expirations ranging from 2018 to 2033.

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

Availability of Information

We make certain filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investor Relations section of our corporate website, http://ir.buildabear.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the Internet at http://www.sec.gov. Our Annual Reports on Form 10-K, press releases and investor updates are also available on our website, free of charge, in the Investor Relations section or by writing to the Investor Relations department at World Bearquarters, 1954 Innerbelt Business Center Dr., St. Louis, MO 63114.

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

While we invest in integrated marketing efforts and believe we are more of a destination location than other retailers, we rely to a great extent on consumer traffic in the malls in which our stores are located. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls nor the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. Additionally, in recent years, there has been a trend of consumers preferring to purchase products from online merchants rather than traditional brick and mortar stores, and while we have e-commerce sales and continue to develop our online business, we continue to depend heavily on sales at our physical store locations. Consumer mall traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism to shopping malls, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in shopping mall traffic could have an adverse effect on our financial condition and profitability.

If we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract new and repeat guests with our interactive shopping experience, and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences, including online buying, and fashion trends. We cannot assure you that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, including our store design and brand appearance, or for our stuffed animals, related apparel and accessories. A decline in demand for our interactive shopping experience, our stuffed animals, related apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products, including those that are associated with new movie releases, could have a negative impact on our business, financial condition and results of operations. Our future success depends, in part, on the popularity and consumer demand for brands of licensors such as Disney, LucasFilm, Marvel, Hasbro and The Pokémon Company. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key brands, our business would be adversely affected. There can be no certainty that licensed brands will continue to be successful or maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with the timing of previous successes impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

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

We continue to update and evaluate our marketing initiatives, which are focused on building our brand, sharing relevant product news, executing timely promotions and adapting to rapidly changing consumer preferences. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our integrated marketing and advertising programs and future marketing and advertising efforts that we undertake, including our ability to:

•	create greater awareness of our brand, interactive shopping experience and products;
•	convert consumer awareness into store visits and product purchases;
•	identify the most effective and efficient level of marketing spend;
•	select the right geographic areas in which to market;
•	determine the appropriate creative message and media mix for marketing expenditures both locally, nationally and internationally; and
•	effectively manage marketing costs (including creative and media) to maintain acceptable operating margins and return on marketing investment.

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

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A slowdown in the United States, Canadian or European economies or in the economies of the countries in which our franchisees operate or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors would likely result in lower net retail sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. In addition, economic uncertainty can affect the credit and capital markets and might impact our access to capital resources at an affordable cost to meet our needs. These capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered in fiscal 2000 and has been extended annually since then and currently expires December 31, 2018. Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the access to capital markets or that our access to capital will at all times be sufficient or at an acceptable cost to satisfy our needs.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries; therefore, the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase our merchandise from both domestic vendors who contract with manufacturers in foreign countries and directly from factories in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions, taxes or fees or labor strikes or lock-outs, could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change. Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments that would impact our revenue and profit in various markets. Additionally, because most of our foreign subsidiaries buy their inventory in U.S. dollars, we are also exposed to risk when their functional currencies fluctuate relative to the U.S dollar. For example, we believe that the significant movement in the British pound sterling relative to the U.S. dollar, as a result of the United Kingdom’s referendum vote to leave the European Union in 2016 had a negative impact on our revenues and pre-tax income with most of the impact resulting from higher retail cost of merchandise sold.

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

We currently obtain and retain personal information about our website users, store shoppers and loyalty program members. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions. We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our consumer database and websites. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our websites are designed to be fully compliant with all applicable regulations including the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our websites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features, our security measures may not protect users’ identities and our online safety measures may be questioned, which may result in negative publicity or a decrease in visitors to our sites. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability.

We may not be able to evolve our store locations to align with market trends or to effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability.

Our future results will largely depend on our ability to optimize store productivity and profitability by strategically evolving our real estate portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. For example, our strategy includes a focus on tourist locations due to changing consumer preferences and declining traditional mall traffic and we cannot be certain that this strategy will be successful. Our ability to manage our portfolio of stores in future years, in desirable locations as well as operate stores profitably, particularly in multi-store markets, is a key factor in our ability to achieve sustained profitable growth. We cannot be certain when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated. We may decide to close other stores in the future. For example, in January 2018, we closed a flagship store in the Downtown Disney® District at the Disneyland® Resort in Anaheim, California. This store had much larger annual sales than our typical mall-based stores. We believe that this store closure will have a short-term adverse impact on our revenues as we reposition our presence in the Los Angeles metropolitan area.

Additionally, in 2017 we operated 8 stores located within other retailers’ stores and as such are subject to the operational risks of these retailers, including but not limited to, ineffective store operations, labor disputes and negative publicity. If other retailers in which we have stores are impacted by these factors, it could have a negative impact on our sales and operating performance.

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

Although we require our manufacturers to meet governmental safety standards, including food safety regulations for certain locations, and our product specifications as well as submit our products for testing, we cannot control the materials used by our manufacturers. Additionally, through our agreements, our licensees are required to ensure that their manufacturers meet applicable safety and testing standards. If any of these manufacturers ship merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, we have voluntarily recalled six products in the past nine years due to possible safety issues. While our vendors have historically reimbursed us for certain related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate. Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future. While our licensing agreements typically indemnify us against financial losses resulting from a safety or quality issue from Build-A-Bear branded products sold by our licensees, our brand may be negatively impacted.

We may not be able to operate our international corporately-managed locations profitably.

We currently operate locations in the United Kingdom, Canada, Ireland, Denmark and China. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, changes in foreign government policies and regulations, changes in trading status, compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, as well as other risks that we may not anticipate. Brand awareness in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the United Kingdom and Ireland, we may be unable to continue to do so on a consistent basis. In 2016, we opened our first corporately-managed location in China and subsequently recognized an impairment charge on a substantial portion of the store’s assets. In February 2015, we converted a previously franchised store in Denmark into a corporately-managed location. In 2013 and 2014, we closed eight stores in Canada. In 2012, we recognized an impairment charge on all of the goodwill associated with our UK acquisition along with the store assets at certain store locations with poor operating results.

Additionally, we conduct business globally in many different jurisdictions with currencies other than U.S. dollars. Our results could be negatively impacted by changes or fluctuations in currency exchange rates since we report our consolidated financial results in U.S. dollars. In addition, we could experience restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

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

In addition, there may be prior registrations or use of intellectual property in the U.S. or foreign countries for similar or competing marks or other proprietary rights of which we are not aware. In all such countries it may be possible for any third-party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us were successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds.

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

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States, Canada, Europe and China in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio and rely on this warehouse to receive, store and distribute merchandise for the majority of our North America stores. To operate this location, our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business on the West Coast of the United States and in Europe. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could decrease our sales and increase our costs associated with our supply chain.

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

As of December 30, 2017, there were 102 Build-A-Bear Workshop international franchised stores. We cannot ensure that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing operated markets, which impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

The success of our franchising strategy depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel, may not operate their stores profitably and may not pay amounts due to us. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. When franchisees perform below expectations we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. For example, in 2015, we terminated the franchise agreement in Scandinavia leading to the closure of stores in Norway and Sweden. In 2016, we consented to the sale of the South African franchise to new owners. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores.

The laws of the various foreign countries in which our franchisees operate as well as compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act govern our relationships with our franchisees. These laws, and any new laws that may be enacted, may detrimentally affect the rights and obligations between us and our franchisees and could expose us to additional liability.

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

We may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

We may from time to time engage in discussions and negotiations regarding acquisitions or other strategic transactions that could affect our financial condition, profitability or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets that we believe may complement our existing business. There can also be no assurance that if we acquire a business we will be successful in integrating it into our overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact our financial condition.

Risks Related to Owning Our Common Stock

Fluctuations in our operating results could reduce our cash flow and we may be unable to repurchase shares at all or at the times or in the amounts we desire or the results of the share repurchase program may not be as beneficial as we would like.

In August 2017, our Board of Directors authorized a $20 million share repurchase program. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of the share repurchase program may not be as beneficial as expected.

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;
•	increases or decreases in comparable sales;
•	increases or decreases in total revenues;
•	changes in general economic conditions and consumer spending patterns;
•	the timing and frequency of our marketing initiatives;
•	changes in foreign currency exchange rates;
•	seasonal shopping patterns;
•	the timing of store closures, relocations and openings and related expenses;
•	the effectiveness of our inventory management;
•	changes in consumer preferences;
•	the continued introduction and expansion of merchandise offerings;
•	actions of competitors or mall anchors and co-tenants;
•	weather conditions and natural disasters;
•	the timing and frequency of national media appearances and other public relations events; and
•	the impact of a 53rd week in our fiscal year, which occurs approximately every six years, (i.e. fiscal 2014 and fiscal 2023).

If our future quarterly results fluctuate significantly or fail to meet the expectations of the investment community, then the market price of our common stock could decline substantially.

The limited public float and trading volume for our common stock may have an adverse impact and cause significant fluctuation of market price.

Historically, ownership of a significant portion of our outstanding shares of common stock has been concentrated in a small number of institutional stockholders. The members of our Board of Directors, officers and other members of management own stock acquired as a result of incentive compensation equity grants or otherwise. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.

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

Stores

We lease all of our store locations. As of December 30, 2017, we operated 361 retail stores located primarily in major malls throughout the United States, Canada, Puerto Rico, the United Kingdom, Ireland, Denmark and China in our DTC segment.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment site. We also lease approximately 59,000 square feet for our corporate headquarters in St. Louis, Missouri which houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 3, 2018, with a one-year term. In the United Kingdom, we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years.

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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$14.65	$8.05	$14.74	$10.74
Second Quarter	$11.90	$8.25	$14.52	$12.28
Third Quarter	$11.00	$8.10	$14.27	$10.01
Fourth Quarter	$10.05	$7.25	$15.85	$10.35

As of March 9, 2018, the number of holders of record of the Company’s common stock totaled approximately 1,797.

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

The performance graph starts on December 29, 2012, and ends on December 29, 2017, the last trading day prior to December 30, 2017, the end of our fiscal 2017. The graph assumes that $100 was invested on December 29, 2012, in each of our common stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast the possible future performance of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Oct. 1, 2017 – Oct. 28, 2017	174	$8.59	-	$19,002,247
Oct. 29, 2017 – Nov. 25, 2017	89	$7.95	-	$19,002,247
Nov. 26, 2017 – Dec. 30, 2017	401,400	$9.14	401,400	$15,334,448
Total	401,663	$9.14	401,400	$15,334,448

(1)

Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)	Average Price Paid Per Share includes commissions.
(3)

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

Dividend Policy

No dividends were paid in 2017, 2016 or 2015. We anticipate that we will retain any future earnings to support operations, to finance the growth and development of our business and to repurchase shares of our common stock from time to time and we do not expect, at this time, to pay cash dividends. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the Board of Directors may deem relevant. Additionally, under our credit agreement, we are prohibited from declaring dividends without the prior consent of our lender, subject to certain exceptions, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

Throughout this Annual Report on Form 10-K, we refer to our fiscal years ended December 30, 2017, December 31, 2016, January 2, 2016, January 3, 2015 and December 28, 2013, as fiscal years 2017, 2016, 2015, 2014 and 2013, respectively. Through fiscal year 2017, our fiscal year consisted of 52 or 53 weeks and ends on the Saturday nearest December 31 in each year. The 2014 fiscal year included 53 weeks and fiscal years 2017, 2016, 2015, and 2013 included 52 weeks. All of our fiscal quarters presented in this Annual Report on Form 10-K included 13 weeks. When we refer to our fiscal quarters, or any three-month period ending as of a specified date, we are referring to the 13-week period prior to that date. On January 9, 2018, the Company's Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. See Note 16 – Subsequent Event to the Consolidated Financial Statements for additional information.

The following table sets forth, for the periods and dates indicated, our selected consolidated financial and operating data. The balance sheet data for fiscal 2017 and 2016 and the statement of operations and other financial data for fiscal 2017, 2016 and 2015 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data for fiscal 2015, 2014 and 2013, and the statement of operations and other financial data for fiscal 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read our selected consolidated financial and operating data in conjunction with our consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share and per share data)
Statement of operations data:
Total revenues	$357,866	$364,204	$377,694	$392,354	$379,069
Costs and expenses:
Cost of merchandise sold - retail	185,481	195,914	197,101	210,887	219,696
Cost of merchandise sold - commercial	3,412	2,253	1,375	945	1,042
Selling, general and administrative	152,653	157,174	159,612	163,262	158,397
Store preopening	2,496	3,549	1,851	1,183	2,311
Interest expense (income), net	11	5	(143)	53	(259)
Total costs and expenses	344,053	358,895	359,796	376,330	381,187
Income (loss) before income taxes	13,813	5,309	17,898	16,024	(2,118)
Income tax expense (benefit)	5,897	3,932	(9,447)	1,662	(6)
Net income (loss)	$7,916	$1,377	$27,345	$14,362	$(2,112)
Income (loss) per common share:
Basic	$0.50	$0.09	$1.61	$0.82	$(0.13)
Diluted	$0.50	$0.09	$1.59	$0.81	$(0.13)
Shares used in computing common per share amounts:
Basic	15,572,045	15,442,086	16,642,269	16,908,001	16,465,138
Diluted	15,757,060	15,622,273	16,867,356	17,133,811	16,465,138

	Fiscal Year (1)
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per store and per square foot data)
Other financial data:
Retail gross margin ($) (2)	$163,927	$161,679	$175,614	$176,838	$153,477
Retail gross margin (%) (2)	46.9%	45.2%	47.1%	45.6%	41.1%
Capital expenditures (3)	$18,073	$28,118	$24,388	$10,890	$19,362
Depreciation and amortization	16,165	16,171	16,419	18,128	19,216

Cash flow data:
Cash flows provided by operating activities	$21,088	$16,014	$32,047	$34,884	$19,058
Cash flows used in investing activities	$(17,763)	$(26,657)	$(25,146)	$(11,789)	$(19,362)
Cash flows (used in) provided by financing activities	$(4,775)	$(1,948)	$(26,390)	$(1,783)	$132

Store data:
Number of stores at end of period (4)
North America	301	285	269	265	263
Europe	59	60	60	59	60
China	1	1	-	-	-
Total stores	361	346	329	324	323
Square footage at end of period (5)
North America	733,894	749,197	719,535	725,942	735,605
Europe	81,101	85,900	85,908	84,789	86,859
China	1,750	1,750	-	-	-
Total square footage	816,745	836,847	805,443	810,731	822,464
Average net retail sales per store: (6)
North America	$918	$1,007	$1,075	$1,158	$1,080
United Kingdom	£744	£783	£781	£809	£755
Net retail sales per square foot:
North America (7)	$343	$371	$394	$409	$381
United Kingdom (8)	£523	£547	£551	£567	£525
Consolidated comparable sales
Change (%) (9)	(6.5)%	(4.4)%	1.0%	1.7%	4.9%

Balance sheet data:
Cash and cash equivalents	$30,445	$32,483	$45,196	$65,389	$44,665
Working capital (10)	40,366	27,187	28,870	45,313	30,353
Total assets	197,989	199,595	213,334	212,054	195,611
Total stockholders' equity	107,315	99,112	99,414	97,625	84,390

(1)	Fiscal 2017, 2016, 2015 and 2013 included 52 weeks; fiscal 2014 included 53 weeks.
(2)	Retail gross margin represents net retail sales less cost of merchandise sold - retail. Retail gross margin percentage represents retail gross margin divided by net retail sales.
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

(8)

Net retail sales per square foot in the United Kingdom represents net retail sales from stores open throughout the entire period in the United Kingdom, excluding e-commerce location, divided by the total selling square footage of such stores.

(9)

Consolidated comparable sales percentage changes are based on net retail sales, including e-commerce, and exclude the impact of foreign exchange. Store locations are considered comparable beginning in their thirteenth full month of operation. Comparable sales percentage changes for 2015 are based on net retail sales as compared to the 52-week period ended January 3, 2015.

(10)	Working Capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of December 30, 2017, we operated 361 stores globally and had 102 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites and franchisee sites and through third parties under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct to Consumer (“DTC”) – Corporately-managed retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, Denmark and China and two e-commerce sites;
•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and
•	International franchising – Royalties and other fees from other international operations under franchise agreements.

Selected financial data attributable to each segment for fiscal 2017, 2016 and 2015, are set forth in Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, See the “Revenues,” “Costs and Expenses” and “Stores” subsections of this Overview, along with the “Risk Factors” and “Results of Operations.”

We believe that we have an appealing retail store concept that has broad demographic appeal which, for North American stores open for the entire year, averaged net retail sales per store of $0.9 million in fiscal 2017, $1.0 million in fiscal 2016 and $1.1 million in fiscal 2015. Consolidated store contribution consists of store location net retail sales less cost of product, marketing and store related expenses. Non-store general and administrative expenses are excluded as are our e-commerce sites, locations not open for the full fiscal year and adjustments to deferred revenue related to gift card breakage and our loyalty program. See “Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. Consolidated store contribution as a percentage of net retail sales was 15.7%, 15.9% and 18.2% for fiscal 2017, 2016 and 2015, respectively. Consolidated net income as a percentage of total revenues was 2.2%, 0.4%, and 7.2% for fiscal 2017, 2016 and 2015, respectively.

The decrease in consolidated store contribution in fiscal 2017 was primarily due to the revenue impact of declines in traditional mall traffic, which lowered consolidated comparable sales throughout the year and during the peak selling month of December. In contrast, consolidated net income increased primarily due to reduced selling, general and administrative expenses, an increase in gift card breakage revenue and lower store impairment charges taken in fiscal 2017 compared to fiscal 2016.

The decline in consolidated store contribution in fiscal 2016 was primarily the result of the decrease in consolidated comparable sales primarily in North America in the fourth quarter. Additionally, our store results were negatively impacted by the deleverage of fixed occupancy costs and the impact of currency fluctuations, particularly in Europe. The decline in fiscal 2016 followed three consecutive years of consolidated comparable sales increases and improved profitability from fiscal years 2013 through 2015.

In fiscal 2015, our results reflected the impact from the following activities as we updated existing stores and expanded our real estate portfolio with our new Discovery store design, opened our first ever value-driven outlet format stores, extended engagement with core consumer segments, expanded business with the teen-plus affinity and gift-giving segment, introduced new intellectual property collections and drove e-commerce sales while making investments in infrastructure and personnel.

We expect 2018 to be another transitional year as key aspects of our longer-term strategies continue to be implemented. In January 2018, we closed a flagship store in the Downtown Disney® District at the Disneyland® Resort in Anaheim, California. This store had much larger annual sales than our typical mall-based stores. We believe that this store closure will have a short-term adverse impact on our revenues as we reposition our presence in the Los Angeles metropolitan area. We are committed to the ongoing plan to address our aged store portfolio by diversifying locations and formats to focus on places where families go for entertainment, including tourist locations. We relaunched our web platform in the fourth quarter of fiscal 2017 which paves the way for increased omni-channel capabilities and the ability to connect more closely with consumers through a repositioned loyalty program which provides rich data to leverage in order to drive incremental sales. We also intend to increase consumer interest in store visits using brand connections to drive traffic, while building relevance and affinity among secondary targets and expanding our wholesale and corporate sales programs. Additionally, we expect to make adjustments to marketing programs to create synergy across channels and leverage entertainment content to extend brand interaction with “play beyond the plush”. For our global footprint, we expect to continue to expand and refine our franchise portfolio with the anticipated addition of new markets internationally. Through a combination of these strategies and our continued disciplined expense management, we remain focused on growing total revenues and improving profitability in 2018 and beyond.

We ended fiscal 2017 with no borrowings under our bank loan agreement and with $30.4 million in cash and cash equivalents after investing $18.1 million in capital projects throughout the year. During 2017, we repurchased $4.7 million in shares of our common stock.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales: Net retail sales, less discounts and excluding sales tax, are recognized at the time of sale. Merchandise returns have not been significant. For e-commerce sales, revenue is recognized at the time of shipment. We sell gift cards to our guests in our retail stores, through our e-commerce sites, and through select third parties. Revenues from gift cards are recognized at the time of redemption or breakage. Our guests use third-party credit cards, gift cards and cash to make purchases. We classify stores as new, comparable and non-comparable stores. Stores enter the comparable sales calculation in their thirteenth full month of operation. Our temporary and seasonal locations are not included in our comparable calculations, unless they are open for thirteen months. Non-comparable stores also result from a store relocation or remodel that results in a significant change in square footage or temporary closure. The net retail sales for a location with a significant change in square footage are excluded from comparable sales calculations until the thirteenth full month of operation after the date of the change. The net retail sales for a location with temporary closure are excluded from comparable sales calculations for each month or partial month that the location is closed.

In December 2015, we changed the manner in which we operated our U.S. gift card business by establishing a new legal entity in Virginia to issue and administer gift cards resulting in gift cards that are subject to different terms and conditions promulgated by different state laws. For gift cards issued in the United States prior to December 2015, we recorded income from unredeemed gift cards or breakage under the delayed recognition method which defers the recognition of breakage until the likelihood of redemption by a customer is considered remote. In fiscal 2015 and prior, this gift card breakage was recorded as an offset to selling, general and administration given its immateriality. For gift cards issued in the United States during and after December 2015, we began to recognize breakage revenue using the redemption recognition method based on historical redemption patterns, which results in breakage being recognized sooner, and recorded within net retail sales. In fiscal 2016 and 2017, breakage revenue for all unredeemed U.S. gift cards was recognized in net retail sales.

We have a loyalty program with a frequent shopper reward feature, the Build-A-Bear Workshop Bonus Club. Members of the program receive one point for every dollar or British pound sterling spent and receive awards after reaching certain point thresholds. On a quarterly basis, an estimate of the obligation related to the program, based on actual points and awards outstanding and historical point conversion and award redemption patterns, is recorded as an adjustment to the deferred revenue liability and net retail sales. See “Critical Accounting Estimates” for additional information regarding the accounting for gift card breakage and the deferred revenue related to our customer loyalty program.

Gift cards can be purchased and redeemed, and awards can be earned or redeemed at any of our store locations. Accordingly, we account for gift card breakage and changes in the deferred revenue account at the total company level only. Therefore, when we refer to net retail sales by location, such as comparable stores or new stores, these amounts do not include gift card breakage or any changes in deferred revenue.

We use net retail sales per square foot and comparable sales as performance measures for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year for the periods presented:

	Fiscal	Fiscal	Fiscal
Net retail sales per square foot	2017	2016	2015
North America (1)	$343	$371	$394
United Kingdom (2)	£523	£547	£551

(1)

Net retail sales per square foot in North America represents net retail sales from stores open throughout the entire period in North America, excluding e-commerce sales, divided by the total leased square footage of such stores.

(2)

Net retail sales per square foot in the United Kingdom represents net retail sales from stores open throughout the entire period in the United Kingdom, excluding e-commerce sales, divided by the total selling square footage of such stores.

The percentage increase (or decrease) in comparable sales for the periods presented below is as follows:

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Comparable sales change (%) (1)
North America	(6.5)%	(4.5)%	(0.0)%
Europe	(6.5)%	(3.8)%	4.8%
Consolidated	(6.5)%	(4.4)%	1.0%

Stores	(7.0)%	(4.9)%	0.5%
E-commerce	2.8%	7.2%	11.8%
Consolidated	(6.5)%	(4.4)%	1.0%

(1)        Consolidated comparable sales percentage changes are based on net retail sales, including e-commerce, and exclude the impact of foreign exchange. Store locations are considered comparable beginning in their thirteenth full month of operation.

The decrease in consolidated comparable sales in 2017 was primarily attributable to the continued decline in traditional mall traffic throughout the year and during the peak selling month of December, as well as an unusually bad hurricane season in North America. Offsetting these impacts, our stores had increased conversion, or customers’ in-store acquisition rates, and higher dollars per transaction as compared to the prior year period as well as the benefit from e-commerce sales.

The decrease in consolidated comparable sales in 2016 was primarily attributable to a double-digit decline in North America in the fourth quarter. In addition to the impact of the overall reported declines in North American mall traffic in December, other significant drivers of the decrease included changes in media and marketing tactics, shifts in licensed product sales and the execution of unplanned promotional activities, a decrease in gift card redemptions and missed e-commerce sales in the fourth quarter due to the inability of our e-commerce systems to process the increased traffic to our site.

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

Franchise fees: Typically, we receive an initial, one-time franchise fee for each master franchise agreement which is amortized to revenue over the initial term of the respective franchise agreement, which may extend for periods up to 25 years and include a renewal option if certain conditions are met. Master franchise rights are typically granted to a franchisee for an entire country or countries. Continuing franchise fees are based on a percentage of sales made by the franchisees’ stores and are recognized as revenue at the time of those sales as well as fees for sale of fixtures and equipment required to open and operate stores.

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

Selling, general and administrative expense: These expenses include store payroll and benefits, advertising, credit card fees, store supplies and normal store closing expenses as well as central office general and administrative expenses, including costs for management payroll, benefits, incentive compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation of central office assets as well as the amortization of intellectual property and other assets. Certain store expenses such as credit card fees historically have increased or decreased proportionately with net retail sales.

Preopening: These expenses include costs incurred prior to store openings, remodels and relocations including certain store set-up, labor and hiring costs, rental charges, payroll, marketing, travel and relocation costs. They are expensed as incurred.

Stores

Corporately-managed locations:

The number of Build-A-Bear Workshop stores in the United States, Canada, Puerto Rico (collectively, North America), the United Kingdom, Ireland and Denmark (collectively, Europe) and China for the last three fiscal years are summarized as follows:

	North
	America	Europe	China	Total
January 3, 2015	265	59	—	324
Opened	22	3	—	25
Closed	(18)	(2)	—	(20)
January 2, 2016	269	60	—	329
Opened	29	5	1	35
Closed	(13)	(5)	—	(18)
December 31, 2016	285	60	1	346
Opened	39	2	—	41
Closed	(23)	(3)	—	(26)
December 30, 2017	301	59	1	361

During 2017, we continued to make improvements to an aged store portfolio by leveraging new Discovery formats including the concourse shops in conjunction with select natural lease events as well as to focus on places where families go for entertainment, including tourist locations. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. As of December 30, 2017, we operated 105 Discovery format stores, including 26 concourse shops.

We also operate in a number of other non-traditional locations, such as a ballpark and science center. Additionally, we operate shop-in-shop locations within other retailers’ stores. We also operate temporary stores, which generally have lease terms of six to eighteen months. These specific locations are designed to capitalize on short-term opportunities.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of December 30, 2017, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 17 countries. The number of international, franchised stores opened and closed for the periods presented below are summarized as follows:

	Fiscal year
	2017	2016	2015

Beginning of period	92	77	73
Opened	27	22	10
Closed	(17)	(7)	(6)
End of period	102	92	77

The distribution of franchised locations among these countries is as follows:

Australia	29
Mexico	17
Gulf States (1)	15
Germany (2)	14
South Africa	14
Thailand	6
Singapore	3
Turkey	3
China/Hong Kong	1
Total	102

(1)	Gulf States master franchise agreement includes Kuwait, Bahrain, Qatar, and the United Arab Emirates which all have stores as well as Oman where we do not currently have a store open
(2)	Germany master franchise agreement also includes Austria and Switzerland where stores have not yet opened

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a total market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom, Ireland and Denmark. In 2016, we began to source fixtures and other supplies for our franchisees from China which significantly reduced the capital and lowered the expenses required to open franchises. We are leveraging new formats that have been developed for our corporately-managed locations such as concourses and shop-in-shops with our franchisees. In 2017, we opened our first franchise in China. We expect to develop market expansion through both new and existing franchisees in 2018 and beyond.

Results of Operations

2017 Overview

We continued to make significant progress on key platforms of our long-term strategic plan in 2017. We maintained the commitment to position ourselves for the future through the continued development and implementation of our four key strategic initiatives of channel evolution inclusive of international franchising, product expansion, brand and experience amplification and long-term profitability improvement. In 2017, we advanced our retail portfolio diversification strategy into 26 new concourse shop formats as well as tourist locations including a new location in New York City adjacent to the Empire State Building. In the fourth quarter of 2017, our relaunched web platform paved the way for increased omni-channel capabilities and supported our focus on channel evolution and brand amplification. Regarding long-term profitability, we recorded our fourth straight year of net income and improved on the prior year’s results. However, our comparable sales decreased and were impacted negatively by the overall traffic declines at traditional malls throughout the year including the critically important gift-buying month of December. We are evolving our tactics to make the necessary adjustments to drive total revenue growth and to deliver sustained profit to enhance long-term shareholder value.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales and commercial revenue and immaterial rounding:

	Fiscal 2017	Fiscal 2016	Fiscal 2015

Revenues:
Net retail sales	97.6%	98.2%	98.7%
Commercial revenue	1.7	1.2	0.7
Franchise fees	0.7	0.6	0.6
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	53.1	54.8	52.9
Cost of merchandise sold - commercial (1)	56.8	52.2	49.4
Selling, general and administrative	42.7	43.2	42.3
Store preopening	0.7	1.0	0.5
Interest expense (income), net	0.0	0.0	(0.0)
Total costs and expenses	96.1	98.5	95.3

Income (loss) before income taxes	3.9	1.5	4.7
Income tax (benefit) expense	1.6	1.1	(2.5)
Net income (loss)	2.2%	0.4%	7.2%

Retail gross margin % (2)	46.9%	45.2%	47.1%

(1)	Cost of merchandise sold – retail and cost of merchandise sold – commercial are expressed as a percentage of net retail sales and commercial revenue, respectively.

(2)	Retail gross margin represents net retail sales less cost of merchandise sold – retail; retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016

Total revenues. Net retail sales were $349.4 million for fiscal 2017, compared to $357.6 million for fiscal 2016, a decrease of $8.2 million. The components of this decrease are as follows:

Fiscal 2017
(dollars in millions)
Decrease in comparable sales	$(21.8)
Increase from new stores	20.1
Impact of store closures	(7.8)
Impact of foreign currency translation	(1.5)
Change in deferred revenue estimates, including breakage	3.8
Decrease in non-comparable stores, primarily remodels and relocations	(1.0)
$(8.2)

In fiscal 2017, our estimate of deferred revenue increased net retail sales by $3.8 million compared to fiscal 2016 primarily due to breakage. The increase in breakage revenue was primarily the result of a larger gift card base, favorable historical redemption rates and changes in the estimate of liabilities for older gift cards. See “Critical Accounting Estimates Revenue Recognition” discussion for additional breakage discussion.

Commercial revenue was $6.0 million for fiscal 2017 compared to $4.3 million for fiscal 2016, an increase of $1.7 million. This increase was primarily due to the addition of new wholesale customers and growth in outbound licensing activity in 2017. Revenue from international franchise fees was $2.5 million for fiscal 2017 compared to $2.3 million for fiscal 2016. This $0.2 million increase was primarily the result of having more franchise locations in fiscal 2017.

Retail gross margin. Retail gross margin was $163.9 million in fiscal 2017 compared to $161.7 million in fiscal 2016, an increase of $2.2 million, or 1.4%. As a percentage of net retail sales, retail gross margin increased to 46.9% for fiscal 2017 from 45.2% for fiscal 2016, an increase of 170 basis points as a percentage of net retail sales. Retail gross margin improved primarily due to a $3.8 million increase in gift card breakage, cost efficiencies and the absence of a prior year $2.3 million store asset impairment charge.

Selling, general and administrative. Selling, general and administrative expenses were $152.7 million for fiscal 2017 as compared to $157.2 million for fiscal 2016, a decrease of $4.5 million, or 2.9%. Selling, general and administrative expenses were lower primarily due to the absence of the charge associated with the prior year duty dispute in the UK, the positive impact of foreign currency translation and lower marketing expenses, partially offset by higher incentive compensation in fiscal 2017. As a percentage of total revenues, selling, general and administrative expenses were 42.7% for fiscal 2017, compared to 43.2% for fiscal 2016.

Store preopening. Store preopening expenses were $2.5 million in fiscal 2017 as compared to $3.5 million in fiscal 2016. The decrease was attributable to the lower number of new and remodeled Discovery format stores opened in fiscal 2017 as compared to fiscal 2016 as well as the reduced cost associated with concourse shop openings.

Interest expense (income), net. Interest expense, net of interest income, was flat for fiscal 2017 as compared to fiscal 2016.

Provision for income taxes. Income tax expense in fiscal 2017 was $5.9 million compared to income tax expense of $3.9 million in fiscal 2016. The 2017 effective rate of 42.7% differed from the statutory rate of 34% primarily due to the effect of the provisional tax charge of $1.4 million for the re-measurement of U.S. net deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (P.L. 115-97, the “Act”) reducing the U.S. federal statutory rate to 21% effective January 1, 2018. The Act also includes provisions that may partially offset the benefit of such rate reduction, including the repeal of the deduction for domestic production activities and changes to the non-deductibility of certain covered employee compensation pursuant to IRC section 162(m). The international provisions of the Act, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations, are expected to have a negligible impact on the company. The 2016 effective rate of 74.1% differed from the statutory rate of 34% primarily due to the effect of establishing a full valuation allowance in certain foreign jurisdictions and other discrete tax adjustments.

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
$(15.1)

In fiscal 2016, our estimate of deferred revenue increased net retail sales by $4.4 million compared to fiscal 2015 and was primarily driven by $4.5 million of gift card breakage. The increase in breakage revenue was primarily the result of a higher gift card balance, and in the prior year, breakage revenue was recognized as an offset to selling, general and administrative expenses due to immateriality. See “Critical Accounting Estimates Revenue Recognition” discussion for additional breakage discussion.

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

Retail gross margin. Retail gross margin was $161.7 million in fiscal 2016 compared to $175.6 million in fiscal 2015, a decrease of $13.9 million, or 7.9%. As a percentage of net retail sales, retail gross margin decreased to 45.2% for fiscal 2016 from 47.1% for fiscal 2015, a decrease of 190 basis points as a percentage of net retail sales. This decline in margin was primarily attributable to deleverage on fixed occupancy expenses, including store asset impairments and the negative impact of currency on margin in the United Kingdom partially offset by $4.4 million in gift card breakage.

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

Provision for income taxes. Income tax expense in fiscal 2016 was $3.9 million compared to an income tax benefit of $9.4 million in fiscal 2015. The 2016 effective rate of 74.1% differed from the statutory rate of 34% primarily due to the effect of establishing a full valuation allowance in certain foreign jurisdictions and other discrete tax adjustments. The 2015 effective tax rate of negative 52.8% differed from the statutory rate of 34% primarily due to the reversal of all of the valuation allowance on U.S. deferred tax assets at January 2, 2016.

Non-GAAP Financial Measures

We use the term “store contribution” throughout this Annual Report on Form 10-K. Store contribution consists of income before income tax expense, interest, general and administrative expense, excluding income from franchise and commercial activities and contribution from our e-commerce sites, locations not open for the full fiscal year and adjustments to deferred revenue related to our loyalty program and gift card breakage. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We use store contribution as a measure of our stores’ operating performance. Store contribution should not be considered a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with U.S. GAAP. Additionally, store-level performance measures are inherently limited in that they exclude certain expenses that are recurring in nature and are necessary to support the operation and development of our stores. We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability.

The following table sets forth a reconciliation of store contribution to net income for our corporately-managed stores, open throughout the entire period, located in the United States, Canada and Puerto Rico (“North America”); stores located in the United Kingdom, Ireland and Denmark (“Europe”) and; beginning in 2017, China, for our consolidated store base (dollars in thousands).

	Fiscal 2017			Fiscal 2016
	North	Europe		North
	America	and China	Total	America	Europe	Total
Net income (loss)	$8,246	$(330)	$7,916	$6,416	$(5,039)	$1,377
Income tax expense (benefit)	5,425	472	5,897	4,976	(1,044)	3,932
Interest expense (income)	13	(2)	11	18	(13)	5
General and administrative expense (1)	46,892	4,726	51,618	48,716	9,457	58,173
Contribution from other retail activities(2)	(11,777)	329	(11,448)	(8,450)	305	(8,145)
Other contribution (3)	(4,783)	(1,092)	(5,875)	(5,113)	(197)	(5,310)
Store contribution	$44,016	$4,103	$48,119	$46,563	$3,469	$50,032

Total revenues from external customers	$294,285	$63,581	$357,866	$296,784	$67,420	$364,204
Revenues from other retail activities (2)	(38,302)	(5,511)	(43,813)	(34,291)	(8,273)	(42,564)
Other revenues from external customers (4)	(7,237)	(1,221)	(8,458)	(5,449)	(1,162)	(6,611)
Store location net retail sales	$248,746	$56,849	$305,595	$257,044	$57,985	$315,029
Store contribution as a percentage of store location net retail sales	17.7%	7.2%	15.7%	18.1%	6.0%	15.9%
Total net income (loss) as a percentage of total revenues	2.8%	(0.5)%	2.2%	2.2%	(7.5)%	0.4%

	Fiscal 2015
	North
	America	Europe	Total
Net income	$24,472	$2,873	$27,345
Income tax expense (benefit)	(10,276)	829	(9,447)
Interest expense (income)	(40)	(103)	(143)
General and administrative expense (1)	49,509	4,645	54,154
Contribution from other retail activities(2)	(2,301)	(1,314)	(3,615)
Other contribution (3)	(6,980)	-	(6,980)
Store contribution	$54,384	$6,930	$61,314

Total revenues from external customers	$299,210	$78,484	$377,694
Revenues from other retail activities (2)	(26,549)	(9,830)	(36,379)
Other revenues from external customers (4)	(4,979)	-	(4,979)
Store location net retail sales	$267,682	$68,654	$336,336
Store contribution as a percentage of store location net retail sales	20.3%	10.1%	18.2%
Total net income as a percentage of total revenues	8.2%	3.7%	7.2%

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
(3)

Other contribution includes franchising, commercial revenues and intercompany revenues and all expenses attributable to the international franchising and commercial segments, excluding interest expense (income) and income tax expense (benefit). Interest expense (income) and income tax expense (benefit) related to franchising and commercial activities are included in their respective captions.

(4)	Other revenues from external customers are comprised of international franchising and commercial revenues.

Seasonality and Quarterly Results

The following is a summary of certain unaudited quarterly results of operations data for each of the last two fiscal years.

	Fiscal 2017				Fiscal 2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenues	$90.6	$77.2	$82.4	$107.7	$95.0	$75.1	$83.7	$110.3
Consolidated gross profit	42.9	34.1	36.9	55.1	46.2	32.0	36.8	51.1
Retail gross margin(1)	41.7	32.5	35.6	54.1	45.5	31.2	35.4	49.6
Income tax expense (benefit)	1.8	(1.1)	0.7	4.5	1.8	(1.9)	1.0	3.2
Net income (loss)	2.8	(1.5)	1.4	5.2	3.5	(4.3)	1.8	0.3
Income (loss) per common share:
Basic	0.17	(0.10)	0.09	0.34	0.22	(0.28)	0.12	0.02
Diluted	0.17	(0.10)	0.09	0.33	0.22	(0.28)	0.11	0.02
Number of stores (end of quarter)	336	353	353	361	321	321	330	346

(1)	Retail gross margin represents net retail sales less cost of retail merchandise sold.

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

As a specialty retailer, our sales are historically highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot ensure that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. The 2014 fiscal fourth quarter had 14 weeks.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening of new stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through cash generated from operations. We have access to additional cash through a revolving line of credit that has been in place since 2000.

Operating Activities. Cash flows provided by operating activities were $21.1 million in fiscal 2017, $16.0 million in fiscal 2016 and $32.0 million in fiscal 2015. Cash flows from operating activities increased in fiscal 2017 as compared to 2016 primarily due to an increase in net income and the timing of inventory payments, partially offset by the reduction in balances of gift cards and deposits. Cash flows from operating activities decreased in fiscal 2016 as compared to 2015 primarily due to decreased store contribution and the timing of inventory receipts and payments.

Investing Activities. Cash flows used in investing activities were $17.8 million in fiscal 2017, $26.7 million in fiscal 2016 and $25.1 million in fiscal 2015. Cash used in investing activities in 2017 related primarily to the opening of 41 new locations, the remodeling or relocation of 23 stores, and the continued installation and upgrades of central office information technology systems including the relaunched web platform. Cash used in investing activities in 2016 related primarily to the opening of 35 new locations, the remodeling or relocation of 24 stores, and the continued installation and upgrades of central office information technology systems, partially offset by the maturity of short-term investments. Cash used in investing activities in 2015 related primarily to the continued installation and upgrades of central office information technology systems, the opening of 25 new stores, the remodeling or relocation of eight stores and the net purchases of short-term investments.

Financing Activities. Financing activities used cash of $4.8 million, $1.9 million and $26.4 million in fiscal years 2017, 2016 and 2015, respectively. Borrowings under our credit facility and subsequent repayments totaled $4.0 million and $5.4 million in fiscal years 2017 and 2016, respectively. In fiscal 2017, we had stock repurchases of $4.7 million including a $4.2 million use of cash plus an additional $0.5 million commitment to be settled in fiscal 2018. In fiscal 2016 and 2015, we had stock repurchases of $1.5 million and $25.9 million, respectively. In fiscal 2017, 2016 and 2015, the exercises of employee stock options, net of shares used for withholding tax payments related to vesting of restricted stock used cash of $0.5 million.

Capital Resources. As of December 30, 2017, we had a cash balance of $30.4 million, of which approximately one-third was domiciled outside of the United States. As noted above, we also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. The bank line provides availability of up to $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2018 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. In 2017, we amended the credit agreement and as of December 30, 2017: (i) we were in compliance with all covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America typically have a ten-year term and contain provisions for base rent plus percentage rent based on defined sales levels. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third or fourth year and sixth or seventh year of the lease, if a certain minimum sales volume is not achieved. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

Our leases in the United Kingdom and Ireland typically have terms of ten years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are invoiced quarterly and paid in advance.

In fiscal 2018, we expect to spend approximately $15 million to $18 million on capital expenditures. Capital spending in fiscal 2017 totaled $18.1 million, primarily to support the refresh and repositioning of stores in our Discovery format and investment in infrastructure.

In February 2015 and July 2015, the Board of Directors adopted share repurchase programs, each authorizing the repurchase of $10 million of our common stock. In November 2015, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $15 million of our common stock until March 31, 2016. These programs authorized us to purchase our common stock in the open market (including through 10b5-1 trading plans) or through privately negotiated transactions. The primary source of funding was cash on hand. The timing and amount of share repurchases depended on price, market conditions, applicable regulatory requirements, and other factors. Shares repurchased under these programs were subsequently retired. Under the programs approved in February 2015 and July 2015, we repurchased a total of approximately 1,224,000 shares at an average price of $16.32 per share for an aggregate amount of $20.0 million, and as a result, these programs had no further capacity. Under the program approved in November 2015, we repurchased a total of approximately 615,000 shares at an average price of $12.05 per share for an aggregate amount of $7.4 million. This program expired on March 31, 2016.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. Under the program approved in August 2017, we repurchased a total of 513,725 shares at an average price of $9.08 per share for an aggregate amount of $4.7 million in fiscal 2017. As of March 15, 2018, we had repurchased approximately 1.1 million shares at an average price of $8.86 per share for an aggregate amount of $10.0 million, leaving $10.0 million of availability under the 2017 Share Repurchase Programs.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2018.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments include future minimum obligations under operating leases and purchase obligations. Our purchase obligations primarily consist of purchase orders for merchandise inventory. The future minimum payments for these obligations as of December 30, 2017 for periods subsequent to this date are as follows:

	Payments Due by Fiscal Period as of December 30, 2017
(Dollars in thousands)	Total	2018	2019	2020	2021	2022	Beyond
Operating lease obligations	$233,896	$40,849	$34,041	$31,723	$29,477	$27,738	$70,068
Purchase obligations	23,736	23,736	-	-	-		-
Total	$257,632	$64,585	$34,041	$31,723	$29,477	$27,738	$70,068

Our total liability for unrecognized tax benefits under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740-10-25 was $0.7 million as of December 30, 2017. Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.6 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations and the lapsing of the statute of limitations. See Note 7 – Income Taxes to the Consolidated Financial Statements for additional information.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. However, we can provide no assurance that our business will not be affected by inflation in the future.

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

As a result of our 2017 review, we determined that a store would not be able to recover the carrying value of certain store assets through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded asset impairment charges of less than $0.1 million in the fourth quarter of fiscal 2017, $2.3 million in fiscal 2016 and which is included in cost of merchandise sold – retail. In order to evaluate the sensitivity of the fair value assumptions on store asset impairment, we applied a hypothetical decrease of 1% in the comparable stores sales trend and in margin. Based on the analysis performed as of December 30, 2017, the changes in our assumptions would not have resulted in a material difference in the calculated impairment charge. Impairment charges were $2.3 million in 2016 and immaterial in 2015.

Additionally, we consider a more likely than not assessment that an individual location will close prior to the end of its lease term as a triggering event to review the store asset group for recoverability. These assessments are reviewed on a quarterly basis. When indicated, the carrying value of the assets is reduced to fair value, calculated as the estimated future cash flows for each asset group. Asset impairment charges resulting from these assessments totaled $0.1 million, $0.4 million and $0.3 million in 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses as a component of income before income taxes in the DTC segment.

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

In December 2015, we established a new legal entity, Card Services, to issue and administer all gift cards in the United States. The escheatment requirements, of the jurisdiction where Card Services was established, differ from those that the Company has historically been subject to. Given the change in legal requirements for this new entity, we began to recognize breakage income on these unredeemed gift cards under the redemption recognition method based on historical redemption patterns and as a component of net retail sales. For gift cards issued prior to December 2015, the Company recorded income from unredeemed gift cards under the delayed recognition method, when the likelihood of redemption by a customer is considered remote and we are released from our legal obligation related to the gift cards. In the fourth quarter of 2017, we reviewed our historical redemption patterns and breakage rates and adjusted the breakage rates for current redemption patterns. Gift card redemption rates were lower in fiscal 2017 as compared to fiscal 2016 and less card redemptions resulted in a higher breakage percentage. We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure gift card breakage. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 100-basis point change in our gift card breakage rate as of December 30, 2017 would have resulted in a $0.5 million change in the gift card liability and net retail sales.

We have a customer loyalty program, Build-A-Bear Bonus Club. In North America, guests receive 1 point for every dollar spent and a $10 reward certificate for every 100 points earned in a twelve-month period. In the UK, guests receive a £5 certificate for every 50 points they earn. Points accumulate and expire after twelve months of inactivity. An estimate of the obligation related to the program, based on historical redemption patterns, is recorded as deferred revenue and a reduction of net retail sales.

We assess the adequacy of the deferred revenue liability based upon our review of point conversion and award redemption patterns at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on this assessment at the end of fiscal 2017, we evaluated conversion patterns that resulted in updated rates used in our calculation of the liability. Due to an offsetting change in outstanding points and certificates as of the end of 2016, a $0.1 million adjustment was made to the fiscal 2017 liability. Based on this assessment at the end of fiscal 2016 and 2015, the deferred revenue liability was flat and adjusted downward by $0.1 million respectively, with a corresponding increase to net retail sales.

The calculation of the deferred revenue liability could increase or decrease depending on changes in the inputs and assumptions used, specifically, expected conversion and redemption rates. In order to evaluate the sensitivity of the estimates used in the recognition of deferred revenue, we applied a hypothetical increase of 100 basis points in the conversion and redemption rates. Based on the analysis performed as of December 30, 2017, the changes in our assumptions would have resulted in a $0.1 million change in the deferred revenue liability and net retail sales.

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We consider the Company’s ability to carry back its tax losses or credits for refunds, the availability of tax planning strategies and reversals of existing taxable temporary differences as well as projections of future taxable income

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of December 30, 2017 and December 31, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (“Act”) was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Act permanently reduces the U.S. federal statutory tax rate to 21%, effective January 1, 2018. We recorded a provisional tax charge of $1.4 million for the re-measurement of our U.S. net deferred tax assets. The Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 30, 2017. Management does not anticipate a cost for this one-time deemed repatriation at this time. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Act require a company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Base-Eroding Anti-abuse Tax (“BEAT”) provisions of the Act assess tax on certain payments made by a U.S. company to a related foreign company. Management does not expect the impact of GILTI or BEAT will be material to the consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have recognized the provisional tax impacts related to the tax charge for the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 30, 2017. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. In accordance with SAB 118 the financial reporting impact of the Act will be completed and any adjustment will be recorded to income tax expense in fiscal 2018.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates, and we bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows can be impacted by changes in interest rates. Outstanding balances under our credit facility bear interest at LIBOR plus 1.8%. Our borrowings during fiscal 2017 were limited to a short period during the middle of the fourth quarter. Accordingly, a 100-basis point change in interest rates would result in no material change to our annual interest expense. The second component of interest rate risk involves the investment of excess cash in short term, investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations. We had no such investments as of December 30, 2017.

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

Although we enter into a significant amount of purchase obligations outside of the U.S., these obligations are settled primarily in U.S. dollars and, therefore, we believe we have only minimal exposure at present to foreign currency exchange risks for our purchase obligations. However, because our foreign subsidiaries also purchase their inventory in U.S. dollars, we are exposed to some risk when their functional currencies fluctuate relative to the U.S dollar. We estimate that the significant movement in the British pound sterling relative to the U.S. dollar in fiscal 2017 had a negative impact on our revenues of approximately $1.9 million as compared to fiscal 2016. This is separate from the transactional impact of the change in rates that is a component of selling, general and administrative expenses. Historically, we have not hedged our currency risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 30, 2017, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2017. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 30, 2017 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2017 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

We have audited Build-A-Bear Workshop, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Build-A-Bear Workshop, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 15, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on May 10, 2018, is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 54, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine World Wide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Eric Fencl, 55, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, he now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 51, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 44, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear. Effective March 2016, she now holds the title of Chief Merchandising Officer. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand Management with the Stride Rite Children’s Group of Wolverine World Wide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands, including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 43, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine World Wide, Inc., a leading global footwear and apparel company, where since September 2013 he served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 he was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 he was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	791,567	$9.67	984,758
Total	791,567	$9.67	984,758

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2017 and December 31 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2011.

St. Louis, Missouri

March 15, 2018

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	Deccember 30,	Deccember 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$30,445	$32,483
Inventories	53,136	51,885
Receivables	13,302	12,939
Prepaid expenses and other current assets	13,346	12,737
Total current assets	110,229	110,044

Property and equipment, net	77,751	74,924
Deferred tax assets	6,381	8,256
Other intangible assets, net	995	1,721
Other assets, net	2,633	4,650
Total Assets	$197,989	$199,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,942	$27,861
Accrued expenses	15,189	15,897
Gift cards and customer deposits	33,926	37,070
Deferred revenue and other	1,806	2,029
Total current liabilities	69,863	82,857

Deferred rent	17,906	15,438
Deferred franchise revenue	1,208	565
Other liabilities	1,697	1,623
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at December 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,515,960 and 15,856,927 shares, respectively	155	159
Additional paid-in capital	68,962	68,001
Accumulated other comprehensive loss	(11,562)	(12,727)
Retained earnings	49,760	43,679
Total stockholders' equity	107,315	99,112
Total Liabilities and Stockholders' Equity	$197,989	$199,595

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Fiscal Year
	2017	2016	2015

Revenues:
Net retail sales	$349,408	$357,593	$372,715
Commercial revenue	6,007	4,312	2,783
Franchise fees	2,451	2,299	2,196
Total revenues	357,866	364,204	377,694

Costs and expenses:
Cost of merchandise sold - retail	185,481	195,914	197,101
Cost of merchandise sold - commercial	3,412	2,253	1,375
Selling, general and administrative	152,653	157,174	159,612
Store preopening	2,496	3,549	1,851
Interest expense (income), net	11	5	(143)
Total costs and expenses	344,053	358,895	359,796

Income before income taxes	13,813	5,309	17,898
Income tax (benefit) expense	5,897	3,932	(9,447)
Net income	$7,916	$1,377	$27,345

Income per common share:
Basic	$0.50	$0.09	$1.61
Diluted	$0.50	$0.09	$1.59
Shares used in computing common per share amounts:
Basic	15,572,045	15,442,086	16,642,269
Diluted	15,757,060	15,622,273	16,867,356

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Fiscal Year
	2017	2016	2015

Net income	$7,916	$1,377	$27,345

Foreign currency translation adjustment	1,165	(2,756)	(1,273)

Comprehensive income (loss)	$9,081	$(1,379)	$26,072

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, January 3, 2015	174	69,362	(8,698)	36,787	97,625

Share repurchase and retirement	(17)	(4,978)	-	(20,914)	(25,909)
Stock-based compensation	-	2,111	-	-	2,111
Shares issued under employee stock plans	1	(486)	-	-	(485)
Other comprehensive loss	-	-	(1,273)	-	(1,273)
Net income	-	-	-	27,345	27,345

Balance, January 2, 2016	$158	$66,009	$(9,971)	43,218	$99,414

Share repurchase and retirement	(1)	(552)	-	(916)	(1,469)
Stock-based compensation	-	3,025	-	-	3,025
Shares issued under employee stock plans	2	(481)	-	-	(479)
Other comprehensive loss	-	-	(2,756)	-	(2,756)
Net income	-	-	-	1,377	1,377

Balance, December 31, 2016	$159	$68,001	$(12,727)	43,679	$99,112

Share repurchase and retirement	(5)	(2,237)	-	(2,413)	(4,655)
Stock-based compensation	-	3,423	-	-	3,423
Shares issued under employee stock plans	1	(472)	-	-	(471)
Adoption of new accounting standards	-	247	-	578	825
Other comprehensive income	-	-	1,165	-	1,165
Net income	-	-	-	7,916	7,916

Balance, December 30, 2017	$155	$68,962	$(11,562)	$49,760	$107,315

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2017	2016	2015

Cash flows from operating activities:
Net income	$7,916	$1,377	$27,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,165	16,171	16,419
Stock-based compensation	3,423	3,025	2,111
Asset impairment	104	2,674	296
Deferred taxes	5,262	2,263	(8,123)
Provision for doubtful accounts	372	1,972	19
Loss on disposal of property and equipment	225	403	282
Trade credit utilization	-	-	185
Change in assets and liabilities:
Inventories	(210)	643	(2,466)
Receivables	(584)	(2,207)	(2,118)
Prepaid expenses and other assets	(341)	1,184	(2,998)
Accounts payable and accrued expenses	(10,484)	(16,301)	1,458
Lease related liabilities	2,316	3,427	(1,182)
Gift cards and customer deposits	(3,376)	2,091	1,037
Deferred revenue	300	(708)	(218)
Net cash provided by operating activities	21,088	16,014	32,047
Cash flows from investing activities:
Purchases of property and equipment	(17,763)	(27,251)	(22,466)
Purchases of other assets and other intangible assets	(310)	(867)	(1,922)
Proceeds from property insurance	310	-	-
Proceeds from sale or maturity of short term investments	-	1,461	793
Purchases of short term investments	-	-	(1,551)
Cash flow used in investing activities	(17,763)	(26,657)	(25,146)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(467)	(479)	(481)
Borrowings under line of credit	4,000	5,400	-
Repayments under line of credit	(4,000)	(5,400)	-
Payments made under capital leases	(76)	-	-
Purchases of Company's common stock	(4,232)	(1,469)	(25,909)
Cash flow used in financing activities	(4,775)	(1,948)	(26,390)
Effect of exchange rates on cash	(588)	(122)	(704)
Net decrease in cash and cash equivalents	(2,038)	(12,713)	(20,193)
Cash and cash equivalents, beginning of period	32,483	45,196	65,389
Cash and cash equivalents, end of period	$30,445	$32,483	$45,196
Supplemental disclosure of cash flow information:
Net cash paid during the period for income taxes	$1,072	$1,002	$2,175

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the Company) is a specialty retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 361corporately-managed locations operated primarily in leased mall locations in the United States, Canada, China, Denmark, Ireland, Puerto Rico and the United Kingdom along with its e-commerce sites. Operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Subsequent to year-end, the Company’s Board of Directors approved a change in the Company’s fiscal year-end to the Saturday closest to January 31, see Note 16 – Subsequent Event for additional information. The periods presented in these financial statements are fiscal 2017 (52 weeks ended December 30, 2017), fiscal 2016 (52 weeks ended December 31, 2016) and fiscal 2015 (52 weeks ended January 2, 2016). References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $2.7 million and $3.1 million as of December 30, 2017 and December 31, 2016, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $1.0 million as of both December 30, 2017 and December 31, 2016.

Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $3.1 million and $3.6 million as of December 30, 2017 and December 31, 2016, respectively.

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

Other Assets

Other assets consist primarily of the non-current portion of prepaid income taxes, deferred leasing fees and deferred costs related to franchise agreements. Prepaid income taxes through December 31, 2016 were amortized through income tax expense over the life of the related asset. After fiscal 2016, the remaining balance of prepaid income taxes was adjusted to retained earnings. Deferred leasing fees are initial, direct costs related to the Company’s operating leases and are amortized over the term of the related leases. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Amortization expense related to other assets was $0.1 million for each of the fiscal years 2017, 2016 and 2015.

Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company performs an annual assessment of the store assets in the direct-to-consumer (“DTC”) segment, based on operating performance and forecasts of future performance. Total impairment charges were $0.1 million, $2.7 million and $0.3 million in fiscal years 2017, 2016 and 2015, respectively. See Note 4 – Property and Equipment for further discussion regarding the impairment of long-lived assets.

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

Retail Revenue Recognition

Net retail sales are net of discounts, exclude sales tax, and are recognized at the time of sale. For e-commerce sales, revenue is recognized at the time of shipment. Shipping and handling costs billed to customers are included in net retail sales.

Revenues from the sale of gift cards are recognized at the time of redemption. Unredeemed gift cards are included in gift cards and customer deposits on the consolidated balance sheets. For gift cards issued prior to December 2015, the Company recorded income from unredeemed gift cards under the delayed recognition method when the likelihood of redemption by a customer is considered remote. For fiscal 2015, these unredeemed gift cards were recorded as an offset to selling, general and administrative expenses due to immateriality. Beginning in December 2015, the Company established Build-A-Bear Card Services LLC and issued all future gift cards under this entity. For these unredeemed gift cards, gift card breakage revenue is recorded as a component of net retail sales based on historical redemption patterns and under the redemption recognition method. The total unredeemed gift card amount recorded as net retail sales from breakage was $8.3 million, $4.5 million and $0.5 million in fiscal years 2017, 2016 and 2015, respectively.

The Company has a customer loyalty program, Build-A-Bear Bonus Club, whereby guests enroll in the program and receive points based on the value of the transaction and receive awards for various discounts on future purchases after achieving defined point thresholds. Historical patterns for points converting into awards and ultimate award redemption are applied to actual points and awards outstanding at the respective balance sheet date to calculate the liability and corresponding adjustment to net retail sales.

Management reviews these patterns and assesses the adequacy of the deferred revenue liability at the end of each fiscal quarter. Due to the estimates involved in these assessments, adjustments to the historical rates are generally made no more often than annually in order to allow time for more definite trends to emerge. Based on the year-end assessments, the adjustment was $0.1 million for fiscal years 2017 and 2015 and no adjustment for fiscal 2016. The deferred revenue balance for the loyalty program was $1.4 million and $1.8 million as of December 31, 2017 and December 30, 2016 respectively.

Cost of Merchandise Sold

Cost of merchandise sold - retail includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Cost of merchandise sold - commercial includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers.

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

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $19.0 million, $20.7 million and $25.3 million for fiscal years 2017, 2016 and 2015, respectively.

Income Taxes

Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the rate, based on enacted tax law, that will be in effect in the period in which the temporary differences, between the book basis and the tax basis of assets and liabilities, reverse or are settled. Deferred taxes are reported on a jurisdictional basis.

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

The Company accounts for its total liability for uncertain tax positions according to the provisions of ASC 740-10-25. The Company recognizes estimated interest and penalties related to unrecognized tax benefits in income tax expense. See Note 7—Income Taxes for further discussion including the impact of the December 22, 2017 enactment of The Tax Cuts and Job Act (“Act”).

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

Stock-Based Compensation

The Company has share-based compensation plans covering certain management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC 718. The Company recognizes compensation cost for equity awards over the requisite service period for the entire award. See Note 11 – Stock Incentive Plans for additional information. For fiscal 2017, 2016, and 2015, selling, general and administrative expense includes $3.4 million, $3.0 million and $2.1 million, respectively, of stock-based compensation expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of December 30, 2017, the current portions of the assets and related liabilities of less than $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $1.0 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2016, the current portions of the assets and related liabilities of $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $0.7 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, short term investments, accounts payable and accrued expenses, approximates book value at December 30, 2017 and December 31, 2016.

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

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded income of $1.6 million in fiscal 2017 and losses of $0.3 million and $2.3 million in fiscal 2016 and 2015, respectively.

Recent Accounting Pronouncements – Adopted in the current year

The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. The Company made an accounting policy election to account for forfeitures as they occur. The impact of this election, along with the adoption of the other provisions of the standard in the first quarter of 2017, was to increase deferred tax assets by $1.6 million, increase additional paid-in-capital by $0.3 million, increase retained earnings by $1.9 million and decrease taxes payable by $0.6 million.

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

Recent Accounting Pronouncements – Pending adoption

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company beginning in fiscal 2018 and allows for both retrospective and modified retrospective methods of adoption. In 2016, the Company established a cross-functional team to use a detailed approach to assess the impact of the new standard. The team has reviewed current accounting policies and practices to identify potential differences that would result from applying the provisions of the new standard to the Company’s existing revenue contracts. To date, management has reviewed all types of the Company’s revenue sources and contracts. Internal controls have been designed and an accounting policy has been developed. The Company expects the most significant impact to result from changes to the accounting for deferred revenue, specifically related to gift card breakage. Breakage revenue, which is currently recognized for certain gift cards, when the likelihood of redemption becomes remote, will be recognized under the new guidance proportionately over the estimated customer redemption period, subject to the constraint that it must be highly probable that a significant reversal of revenue will not occur. In addition, the Company has identified minor changes to the timing of revenues for certain outbound licensing arrangements and international franchise agreements. The Company will adopt ASU 2014-09 effective the first day of fiscal 2018 using the modified retrospective method through a cumulative adjustment recorded to the opening fiscal 2018 retained earnings balance. The Company expects the pre-tax cumulative effect adjustment to retained earnings to be approximately $12.3 million and the tax effect to be approximately $3.0 million. As a result of this change, the Company expects a negative impact to revenue and pre-tax income of $3.9 million in fiscal 2018 with the remaining balance of the cumulative effect adjustment predominantly impacting fiscal years 2019 and 2020.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company beginning in fiscal 2019 and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the impact of ASU 2016-02 on its consolidated financial statements. Management expects a material impact to the consolidated balance sheet in the addition of significant right-of-use assets and related liabilities as the Company's retail locations are currently categorized as operating leases. In 2017, the Company established a cross-functional team to use a detailed approach to assess the impact of the new standard. The Company is in the process of implementing new lease accounting software to assist in the quantification of the expected impact on the consolidated balance sheets and to facilitate the calculations of the related accounting entries and disclosures. See Note 9 – Commitments and Contingencies for further detail of the Company’s future minimum lease payments.

(3)     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	2017	2016
Prepaid rent	$7,314	$7,191
Other	6,032	5,546
Total	$13,346	$12,737

(4)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	2017	2016
Land	$2,261	$2,261
Furniture and fixtures	44,191	41,578
Computer hardware	27,122	26,960
Building	14,970	14,970
Leasehold improvements	111,717	113,573
Computer software	42,911	41,763
Construction in progress	7,774	6,152
	250,946	247,257
Less accumulated depreciation	173,195	172,333
Total, net	$77,751	$74,924

For fiscal 2017, 2016 and 2015, depreciation expense was $15.1 million, $15.2 million and $15.8 million, respectively.

During 2017, the Company reviewed the operating performance and forecasts of future performance for the stores in its DTC segment. As a result of that review, it was determined that several stores would not be able to recover the carrying value of certain store assets through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and any remaining net book value is depreciated over the remaining life of the asset. Asset impairment charges of less than $0.1 million were recorded in the fourth quarter of fiscal 2017, which are included in cost of merchandise sold - retail as a component of income before income taxes in the DTC segment. Similar impairment charges were $2.3 million in fiscal 2016 and immaterial in fiscal 2015, respectively. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC 820-10. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination charges, severance charges and other charges.

In 2015, the Company began on ongoing project to update its store locations. The Company currently expects to update stores primarily in conjunction with natural lease events including new store openings, relocations and lease required remodels. The Company considers a more likely than not assessment that an individual location will close or be remodeled prior to the end of its original lease term as a triggering event to review the store asset group for recoverability. As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store assets through expected undiscounted cash flows over the shortened remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and any remaining net book value is depreciated over the shortened expected life. Asset impairment charges of $0.1 million, $0.4 million and $0.3 million were recorded in fiscal 2017, 2016 and 2015, respectively, which are included in selling, general and administrative expenses as a component of income before income taxes in the DTC segment. The inputs used to determine the fair value of the assets are Level 3 fair value inputs as defined by ASC 820-10.

(5)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	2017	2016

Trademarks and other intellectual property	$15,656	$15,276
Less accumulated amortization	14,661	13,555
Total, net	$995	$1,721

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $1.0 million, $0.9 million and $0.5 million in fiscal 2017, 2016 and 2015, respectively. Estimated amortization expense related to other intangible assets in the subsequent five-year period is: 2018 - $0.8 million; 2019 - $0.2 million; 2020 - $0; 2021 - $0; and 2022 - $0.

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2017	2016

Accrued wages, bonuses and related expenses	$5,863	$5,596
Sales tax payable	4,858	5,075
Accrued rent and related expenses	3,679	4,615
Current income taxes payable	789	611
Total	$15,189	$15,897

(7)	Income Taxes

The Company’s income before income taxes from domestic and foreign operations (which include the United Kingdom, Canada, China, Denmark and Ireland), are as follows (in thousands):

	2017	2016	2015
Domestic	$13,081	$9,733	$13,854
Foreign	732	(4,424)	4,044
Total income before income taxes	$13,813	$5,309	$17,898

The components of the provision for income taxes are as follows (in thousands):

	2017	2016	2015
Current:
U.S. Federal	$683	$1,605	$-
U.S. State	609	237	24
Foreign	(313)	(231)	1,189
Deferred:
U.S. Federal	3,815	1,902	(9,697)
U.S. State	(113)	1,230	(1,308)
Foreign	1,216	(811)	345
Income tax expense (benefit)	$5,897	$3,932	$(9,447)

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands):

	2017	2016	2015

Income before income taxes	$13,813	$5,309	$17,898
U.S. federal statutory income tax rate	34%	34%	34%
Income tax expense at statutory federal rate	4,696	1,805	6,085
State and local income taxes, net of federal tax benefit	327	968	371
Valuation allowance	323	576	(15,572)
Effect of lower foreign taxes	(131)	864	(622)
Adjustment for unrecognized tax positions	(309)	(77)	67
U.S. federal rate change to 21%	1,448	-	-
Other items, net	(457)	(204)	224
Income tax expense (benefit)	$5,897	$3,932	$(9,447)
Effective tax rate	42.7%	74.1%	(52.8)%

In fiscal 2017, the Company recorded an additional allowance of $0.3 million on its deferred tax assets in certain foreign jurisdictions due to cumulative losses and uncertainty about future earnings forecast. In fiscal 2016, the Company established a full valuation allowance of $0.6 million on its deferred tax assets in certain foreign jurisdictions due to cumulative losses and uncertainty about future earnings forecast. In fiscal 2011, the Company had established a full valuation allowance on its deferred tax assets in the United States due to significant losses and uncertainty about future earnings forecast. In fiscal 2015, the Company recorded an income tax benefit of $9.4 million primarily due to the reduction in the valuation allowances in the U.S. The valuation allowance in the U.S. was fully reversed because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income in the U.S., the implementation of tax planning strategies, and projections of future taxable income. Based on its earnings performance trend, expected continued profitability and improvements in the Company’s financial condition; management determined it was more likely than not that all of our U.S. deferred tax assets would be realized. The negative evidence considered included historical losses in certain prior years; however, the positive evidence outweighed this negative evidence.

The movement in the valuation allowance balance during the year is primarily attributable to the additional valuation allowance recorded in certain foreign jurisdictions, plus foreign currency fluctuations and the deferred adjustment affecting only the balance sheet.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	2017	2016

Deferred tax assets:
Deferred revenue	$3,120	$5,004
Accrued rents	1,625	1,907
Net operating loss carryforwards	764	1,194
Intangible assets	1,466	1,040
Deferred compensation	1,414	1,739
Accrued compensation	533	620
Carryforward of tax credits	25	880
Receivable write-offs	40	604
Inventories	1,179	1,994
Other	1,188	1,209
Total gross deferred tax assets	11,354	16,191
Less: Valuation allowance	1,301	576
Total deferred tax assets, net of valuation allowance	10,053	15,615

Deferred tax liabilities:
Depreciation	(1,704)	(3,909)
Deferred expense	(1,907)	(3,318)
Other	(61)	(132)
Total deferred tax liabilities	(3,672)	(7,359)
Net deferred tax assets	$6,381	$8,256

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

On December 22, 2017, the Tax Cuts and Job Act (“Act”) was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Act permanently reduces the U.S. federal statutory rate to 21%, effective January 1, 2018. The Company recorded a provisional tax charge of $1.4 million for the re-measurement of its U.S. net deferred tax assets. The Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 30, 2017. The Company does not anticipate a cost for this one-time deemed repatriation at this time. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Act require a company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Base-Eroding Anti-abuse Tax (“BEAT”) provisions of the Act assess tax on certain payments made by a U.S. company to a related foreign company. The Company does not expect the impact of GILTI or BEAT will be material to the consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to the tax charge for the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 30, 2017. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the Act. In accordance with SAB 118 the financial reporting impact of the Act will be completed and any adjustment will be recorded in income tax expense in fiscal 2018.

As of December 30, 2017, the Company had total unrecognized tax benefits of $0.7 million, of which approximately $0.3 million would favorably impact the Company’s provision for income taxes if recognized. As of December 31, 2016, the Company had total unrecognized tax benefits of $1.0 million, of which approximately $0.4 million would favorably impact the Company’s provision for income taxes if recognized. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included in other liabilities in the Consolidated Balance Sheets were less than $0.1 million and $0.1 million as of December 30, 2017, and December 31, 2016, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Income. For the year ended December 30, 2017, the Company recognized a benefit of less than $0.1 million for interest and penalties. For the year ended December 31, 2016, the Company recognized a benefit of $0.3 million for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 2, 2016	$719
Increases for prior year tax positions	248
Decreases for prior year tax positions	(25)
Increases for current year tax positions	26
Audit settlement release	(7)
Balance as of December 31, 2016	961
Increases for prior year tax positions	57
Decreases for prior year tax positions	(359)
Balance as of December 30, 2017	$659

Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.6 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations and the lapsing of the statute of limitations.

The following tax years remain open in the Company’s major taxing jurisdictions as of December 30, 2017:

United States (Federal)	2016	through	2017
United Kingdom	2009	through	2017

(8)	Line of Credit

As of December 30, 2017, the Company had a bank line of credit that provides borrowing capacity of $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of the Company’s ownership interest in certain of its foreign subsidiaries. The credit agreement expires on December 31, 2018 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments. It prohibits the Company from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. The Company is also prohibited from repurchasing shares of its common stock unless such purchase would not violate any terms of the credit agreement; the Company may not use proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of December 30, 2017: (i) the Company was in compliance with all covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

(9)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations. Total office and retail store base rent expense was $45.0 million, $44.5 million and $45.3 million, and contingent rents were $1.2 million, $1.1 million and $1.2 million for 2017, 2016 and 2015, respectively.

Future minimum lease payments at December 30, 2017, were as follows (in thousands):

2018	$40,849
2019	34,041
2020	31,723
2021	29,477
2022	27,738
Subsequent to 2022	70,068
Total	$233,896

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Except as noted below, management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for loss contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Gain contingencies are recorded when the underlying uncertainty has been settled. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable, based on a current evaluation of the collectability, using the latest facts available in the dispute. As of December 30, 2017, the Company had a gross receivable balance of $3.7 million and a reserve of $2.9 million, leaving a net receivable of $0.8 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

(10)	Net Income Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2017	2016	2015
NUMERATOR:
Net income before allocation of earnings to participating securities	$7,916	$1,377	$27,345
Less: Earnings allocated to participating securities	96	29	520
Net income	$7,820	$1,348	$26,825

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,572,045	15,442,086	16,642,269
Dilutive effect of share-based awards:	185,015	180,187	225,087
Weighted average number of common shares outstanding - dilutive	15,757,060	15,622,273	16,867,356
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.50	$0.09	$1.61
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.50	$0.09	$1.59

In calculating diluted earnings per share for fiscal 2017, 2016 and 2015, options to purchase 325,427; 264,717; and 65,040; respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

(11)	Stock Incentive Plans

In 2003, the Company adopted the Build-A-Bear Workshop, Inc. 2002 Stock Incentive Plan. In 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan which the Company amended and restated in 2009 and 2014 (collectively, the Incentive Plans).

On March 14, 2017, the Company’s Board of Directors (the “Board”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). On May 11, 2017, at the Company’s 2017 Annual Meeting of Stockholders, the Company’s stockholders approved the 2017 Plan. The 2017 Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, restricted stock, cash and other stock-based awards, some of which may be performance-based pursuant to the terms of the 2017 Plan. The Board may amend, modify or terminate the 2017 Plan at any time, except as otherwise provided in the 2017 Plan. The 2017 Plan will terminate on March 14, 2027, unless earlier terminated by the Board. The number of shares of the Company’s common stock authorized for issuance under the 2017 Plan is 1,000,000, plus shares of stock subject to outstanding awards made under the Incentive Plans that on or after March 21, 2017 may be forfeited, expire or be settled for cash.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, January 3, 2015	714,451	$8.14
Granted	71,517	20.58
Exercised	(150,409)	6.07
Forfeited	(19,003)	12.15
Canceled or expired	(41,705)	32.95
Outstanding, January 2, 2016	574,851	8.30
Granted	213,156	13.68
Exercised	(30,223)	5.91
Forfeited	-	-
Canceled or expired	-	-
Outstanding, December 31, 2016	757,784	9.91
Granted	72,051	8.85
Exercised	(1,269)	6.36
Forfeited	(26,795)	13.45
Canceled or expired	(10,204)	12.51
Outstanding, December 30, 2017	791,567	$9.67	5.8	$1,228

Options Exercisable As Of:
December 30, 2017	569,361	$8.46	4.8	$1,203

The expense recorded related to options granted during fiscal 2017, 2016 and 2015 was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2017, 2016 and 2015 were:

	2017	2016			2015

Dividend yield	0%		0%			0%
Historical volatility	47%	52%	-	55%	51%	-	58%
Risk-free rate	2%	1.4%	-	1.6%	1.5%	-	1.8%
Expected life (in years)	6		6			6
Weighted average grant date fair value	$4.18		$7.13			$11.20

The total grant date fair value of options exercised in fiscal 2017, 2016 and 2015 was approximately less than $0.1 million, $0.1 million, and $0.6 million, respectively. The total intrinsic value of options exercised in fiscal 2017, 2016 and 2015 was approximately less than $0.1 million, $0.2 million and $2.1 million, respectively. The Company generally issues new shares to satisfy option exercises.

Shares available for future option, non-vested stock and restricted stock grants were 984,758 and 545,799 at the end of 2017 and 2016, respectively.

(b)	Restricted Stock

The Company granted restricted stock awards that vest over a 1 to 3-year period. Recipients of time-based restricted stock awards have the right to vote and receive dividends as to all unvested shares. Recipients of performance-based restricted stock awards have the right to vote and receive dividends upon satisfaction of the performance criteria and certain of these awards’ dividend rights are also subject to time-based vesting. The following table is a summary of the balance and activity for the Plans related to unvested time-based and performance-based restricted stock granted as compensation to employees and directors for the periods presented:

	Restricted Stock		Performance Shares
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, January 3, 2015	419,674	$7.64	-	$-
Granted	107,004	19.59	86,222	20.71
Vested	(205,137)	7.84	-	-
Forfeited	(44,988)	8.89	(2,160)	20.80
Canceled	-	-	-	-
Outstanding, January 2, 2016	276,553	11.93	84,062	20.70
Granted	203,613	13.58	176,611	13.68
Vested	(152,548)	11.22	(7,039)	20.56
Forfeited	(11,502)	13.45	-	-
Canceled	-	—	(12,493)	20.56
Outstanding, December 31, 2016	316,116	13.30	241,141	15.39
Granted	258,060	9.18	83,897	8.85
Vested	(179,132)	12.20	(6,472)	20.54
Forfeited	(33,505)	12.55	(15,247)	14.28
Canceled	-	—	(13,704)	13.68
Outstanding, December 30, 2017	361,539	$10.97	289,615	$13.66

In 2017, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established pre-tax income growth objectives for fiscal 2017, 2018 and 2019. These shares of performance-based restricted stock had a payout opportunity ranging from 25% to 200% of the target number of shares. The target number of shares awarded was 83,897 with a weighted average grant date fair value of $8.85 per share. Based on the Company’s pre-tax income results for fiscal 2017, the Company currently estimates the minimum number of shares that will be earned is approximately 12,580, assuming no forfeitures. The Company is currently unable to estimate the total number of these shares expected to be earned.

In 2016, the Company awarded performance-based restricted stock subject to the achievement of pre-established pre-tax income objectives for fiscal 2016. These shares of performance-based restricted stock had a payout opportunity ranging from 50% to 200% of the target number of shares. The target number of shares awarded was 15,366 with a weighted average grant date fair value of $13.57 per share. Based on the Company’s pre-tax income results for fiscal 2016, none of these shares were earned. Additionally, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established cumulative total revenue goals for fiscal 2016, 2017 and 2018. These shares of three-year performance-based restricted stock also had a payout opportunity ranging from 50% to 200% of the target number of shares. The target number of shares awarded was 161,245 with a weighted average grant date fair value of $13.69 per share. The Company is currently unable to estimate the total number of these shares expected to be earned.

In 2015, the Company awarded performance-based restricted stock subject to the achievement of pre-established pre-tax income objectives for fiscal 2015. These shares of performance-based restricted stock had a payout opportunity ranging from 50% to 200% of the target number of shares. The target number of shares awarded was 36,222 with a weighted average grant date fair value of $20.58 per share. Based on the Company’s pre-tax income results for fiscal 2015, the number of shares earned was 22,458. Additionally, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established cumulative pre-tax income goals for fiscal 2015, 2016 and 2017. These shares of three-year performance-based restricted stock also had a payout opportunity ranging from 50% to 200% of the target number of shares. The target number of shares awarded was 50,000 with a weighted average grant date fair value of $20.80 per share. The Company does not expect these shares to be earned.

The vesting date fair value of shares that vested in fiscal 2017, 2016 and 2015 was $2.3 million, $1.9 million and $4.0 million, respectively. The aggregate unearned compensation expense related to options and restricted stock was $3.5 million as of December 30, 2017 and is expected to be recognized over a weighted average period of 1.3 years.

(12)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2015, 2016 and 2017:

Common
Stock

Shares as of January 3, 2015	17,360,635
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	141,827
Repurchase of shares	(1,706,571)
Shares as of January 2, 2016	15,795,891
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	193,538
Repurchase of shares	(132,502)
Shares as of December 31, 2016	15,856,927
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	172,758
Repurchase of shares	(513,725)
Shares as of December 30, 2017	15,515,960

In fiscal 2017, we had stock repurchases of $4.7 million including a $4.2 million use of cash plus an additional $0.5 million commitment to be settled in fiscal 2018.

(13)	Related-Party Transactions

The Company collected $0.2 million in fiscal 2017 and $0.5 million in both fiscal 2016 and 2015, from its guests on behalf of charitable foundations controlled by a member of the Company’s Board of Directors and certain executive officers of the Company. Substantially all of the contributions are collected from guests at the point of sale via pin pad prompts or as a portion of the proceeds of specifically identified products. The foundations support a variety of children’s causes, domestic animal shelters, disaster relief and other concerns. The foundations distribute grants to qualifying charitable organizations based upon decisions of their respective contribution committees most of whose members are employees of the Company. The total amount due to this related party as of December 30, 2017 and December 31, 2016 was immaterial.

(14)	Major Vendors

Four vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 79%, 73% and 85% of inventory purchases in 2017, 2016 and 2015, respectively.

(15)	Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the United States, Canada, China, Denmark, Ireland and the United Kingdom, including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the United Kingdom, Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to		International
	Consumer	Commercial	Franchising	Total
Fifty-two weeks ended December 30, 2017
Net sales to external customers	$349,408	$6,007	$2,451	$357,866
Net income before income taxes	10,436	934	2,443	13,813
Capital expenditures	17,882	-	191	18,073
Depreciation and amortization	16,101	2	62	16,165
Fifty-two weeks ended December 31, 2016
Net sales to external customers	$357,593	$4,312	$2,299	$364,204
Net income before income taxes	2,760	1,813	736	5,309
Capital expenditures	28,083	-	35	28,118
Depreciation and amortization	16,086	2	83	16,171
Fifty-two weeks ended January 2, 2016
Net sales to external customers	$372,715	$2,783	$2,196	$377,694
Net income before income taxes	16,053	977	868	17,898
Capital expenditures	24,307	7	74	24,388
Depreciation and amortization	16,284	1	134	16,419

Total Assets as of:
December 30, 2017	$188,685	$5,949	$3,355	$197,989
December 31, 2016	$190,236	$6,143	$3,216	$199,595

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

	North
	America (1)	Europe (2)	Other (3)	Total
Fifty-two weeks ended December 30, 2017
Net sales to external customers	$293,282	$61,901	$2,683	$357,866
Property and equipment, net	68,141	9,578	32	77,751
Fifty-two weeks ended December 31, 2016
Net sales to external customers	$296,152	$66,140	$1,912	$364,204
Property and equipment, net	66,154	8,733	37	74,924
Fifty-two weeks ended January 2, 2016
Net sales to external customers	$297,554	$78,788	$1,352	$377,694
Property and equipment, net	61,211	6,459	71	67,741

For purposes of this table only:

(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the United Kingdom, Ireland, Denmark and franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe and, beginning in 2016, a corporately-managed location in China

(16)	Subsequent events

On January 9, 2018, the Company's Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. This change is effective immediately following the end of the Company’s 2017 fiscal year. The first 12-month fiscal year under the new calendar will encompass February 4, 2018 through February 2, 2019. A one fiscal month transition period, December 31, 2017 through February 3, 2018, will be reported on the Company’s Quarterly Report on Form 10-Q along with results for the first fiscal quarter ending May 5, 2018 as well as on the Company’s Annual Report Form 10-K for the year ending February 2, 2019.

In the period after December 30, 2017, the Company repurchased approximately 616,100 shares for an aggregate of $5.3 million under share repurchase programs it adopted in 2017. As of March 15, 2018, there was approximately $10.0 million of availability under the programs.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Other (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2017	$576	$323	$402	$1,301
2016	-	576	-	576
2015	15,572	368	(15,940)	-

Receivables Allowance for Doubtful Accounts
2017	$3,585	$372	$(885)	$3,072
2016	3,044	1,972	(1,431)	3,585
2015	3,248	19	(223)	3,044

(1) Other deferred tax asset valuation allowance represent reserves utilized and the impact of currency translation
(2) Other receivables allowance for doubtful accounts represent uncollectible accounts written off, recoveries and the impact of currency translation

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on February 24, 2016)

3.3	Amended and Restated Bylaws, as amended through January 4, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on January 8, 2018)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*	Build-A-Bear Workshop, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2006)

10.1.1*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 on our Registration Statement on Form S-8, filed on May 18, 2009)

10.1.2*	Third Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 12, 2014)

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

10.1.9*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.1.10*

Form of Restricted Stock Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.8 on our Current Report on Form 8-K, filed on March 11, 2016)

10.1.11*

Form of Restricted Stock Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1.11 on our Annual Report on Form 10-K, for the year ended December 31, 2016)

10.1.12*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for Chiefs (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 17, 2017)

10.1.13*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 17, 2017)

10.1.14*	Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 12, 2017)

10.2 *	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

10.3 *

Employment, Confidentiality and Noncompete Agreement dated January 20, 2014 between Gina Collins and the Registrant (incorporated by reference from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 28, 2013)

10.3.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Gina Collins and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7.1 to our Annual Report on Form 10-K for the year ended January 2, 2016)

10.3.2*

Separation Agreement and General Release by and between Gina Collins and the Registrant dated February 3, 2017 (incorporated by reference from Exhibit 10.3.2 on our Annual Report on Form 10-K, for the year ended December 31, 2016)

10.4*

Amended and Restated Employment, Confidentiality and Noncompete Agreement dated April 14, 2015 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 14, 2015)

10.4.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 11, 2016)

10.5*

Employment, Confidentiality and Noncompete Agreement dated April 15, 2015 between J. Christopher Hurt and the Registrant (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 14, 2015)

10.5.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 11, 2016)

10.6*

Employment, Confidentiality and Noncompete Agreement dated December 3, 2012 between Sharon Price John and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2013)

10.6.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on March 11, 2016)

10.7*

Employment, Confidentiality and Noncompete Agreement dated August 12, 2014 between Jennifer Kretchmar and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2014)

10.7.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.4 on our Current Report on Form 8-K, filed on March 11, 2016)

10.8*

Employment, Confidentiality and Noncompete Agreement dated September 15, 2014 between Vojin Todorovic and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on September 15, 2014)

10.8.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 on our Current Report on Form 8-K, filed on March 11, 2016)

10.9*

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.10

Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.10.1

Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.10.2

Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.10.3

Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.10.4

Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.10.5

Ninth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 30, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012)

10.10.6

Tenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of June 30, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2012)

10.10.7

Eleventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2012)

10.10.8

Twelfth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of February 13, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2013)

10.10.9

Thirteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 30, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 2, 2013)

10.10.10

Fourteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 22, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 23, 2014)

10.10.11

Fifteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 2, 2015 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015)

10.10.12

Joinder and Sixteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 25, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 28, 2016)

10.10.13

Seventeenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of May 4, 2017 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2017)

10.10.14

Letter Agreement amending Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of March 1, 2018

10.10.15

Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.10.16

Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2008)

10.11

Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.11.1

Third Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.1 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.11.2

Fourth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.2 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.11.3

Fifth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of October 3, 2013 (incorporated by reference from Exhibit 10.13.3 to our Annual Report on Form 10-K for the year ended January 2, 2016)

10.11.4	Sixth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of January 3, 2018

10.12

Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.13

Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 10 of the Registrant’s audited consolidated financial statements included herein)

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to our Annual Report on Form 10-K, for the year ended December 31, 2016)

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

* Management contract or compensatory plan or arrangement

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: March 15, 2018	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended December 30, 2017 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	March 15, 2018
Craig Leavitt

/s/ Maxine Clark	Director	March 15, 2018
Maxine Clark

/s/ Robert L. Dixon, Jr.	Director	March 15, 2018
Robert L. Dixon, Jr.

/s/ Anne Parducci	Director	March 15, 2018
Anne Parducci

/s/ Sarah Personette	Director	March 15, 2018
Sarah Personette

/s/ Coleman Peterson	Director	March 15, 2018
Coleman Peterson

/s/ Michael Shaffer	Director	March 15, 2018
Michael Shaffer

/s/ Sharon John	Director and President and Chief Executive Officer	March 15, 2018
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	March 15, 2018
Voin Todorovic	(Principal Financial and Accounting Officer)