Form 10-Q
period 2018-05-05
BUILD A BEAR WORKSHOP INC
filed 2018-06-14
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2018

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

As of June 7, 2018, there were 15,022,680 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

	May 5,	December 30,	April 29,
	2018	2017	2017
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,881	$30,445	$30,189
Inventories	49,423	53,136	55,202
Receivables	8,968	13,302	6,465
Prepaid expenses and other current assets	11,493	13,346	11,575
Total current assets	88,765	110,229	103,431

Property and equipment, net	76,410	77,751	73,937
Deferred tax assets	4,102	6,381	10,090
Other intangible assets, net	950	995	1,512
Other assets, net	2,427	2,633	2,407
Total Assets	$172,654	$197,989	$191,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,965	$18,942	$23,442
Accrued expenses	8,739	15,189	12,099
Gift cards and customer deposits	17,007	33,926	31,596
Deferred revenue and other	1,893	1,806	1,943
Total current liabilities	40,604	69,863	69,080

Deferred rent	17,697	17,906	16,458
Deferred franchise revenue	1,142	1,208	516
Other liabilities	1,794	1,697	1,911
Commitments and contingencies	-	-	-

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at May 5, 2018, December 30, 2017 and April 29, 2017	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,997,791, 15,515,960 and 16,002,021 shares, respectively	151	155	160
Additional paid-in capital	66,908	68,962	69,187
Accumulated other comprehensive loss	(11,546)	(11,562)	(12,061)
Retained earnings	55,904	49,760	46,126
Total stockholders' equity	111,417	107,315	103,412
Total Liabilities and Stockholders' Equity	$172,654	$197,989	$191,377

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		5 weeks ended
	May 5,	April 29,	February 3,
	2018	2017	2018

Revenues:
Net retail sales	$81,425	$88,743	$29,586
Commercial revenue	1,019	2,038	358
International franchising	740	422	279
Total revenues	83,184	91,203	30,223

Costs and expenses:
Cost of merchandise sold - retail	45,385	46,456	16,062
Cost of merchandise sold - commercial	479	1,101	259
Cost of merchandise sold - international franchising	332	-	-
Total cost of merchandise sold	46,196	47,557	16,321
Consolidated gross profit	36,988	43,646	13,902

Selling, general and administrative expense	36,337	39,228	14,920
Interest expense (income), net	5	(6)	10
Income (loss) before income taxes	646	4,424	(1,028)
Income tax expense (benefit)	292	1,795	(183)
Net income (loss)	$354	$2,629	$(845)

Foreign currency translation adjustment	(747)	436	762
Comprehensive (loss) income	$(393)	$3,065	$(83)

Income (loss) per common share:
Basic	$0.02	$0.17	$(0.06)
Diluted	$0.02	$0.16	$(0.06)

Shares used in computing common per share amounts:
Basic	14,582,573	15,561,804	14,860,511
Diluted	14,722,989	15,695,322	14,860,511

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirteen weeks ended		Five weeks ended February 3,
	May 5,	April 29,
	2018	2017	2018

Cash flows from operating activities:
Net income (loss)	$354	$2,629	$(845)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,115	3,907	1,507
Stock-based compensation	841	1,192	214
Asset impairment	-	69	-
Deferred taxes	(433)	878	1,059
Provision for doubtful accounts	-	56	16
(Gain) loss on disposal of property and equipment	(29)	20	50
Change in assets and liabilities:
Inventories	8,233	1,836	(4,435)
Receivables	(723)	4,192	5,045
Prepaid expenses and other assets	1,671	(4,215)	220
Accounts payable and accrued expenses	(10,643)	(1,817)	(2,804)
Lease related liabilities	127	852	429
Gift cards and customer deposits	(2,235)	(2,611)	(2,467)
Deferred revenue	105	(216)	(841)
Net cash provided by (used in) operating activities	1,383	6,772	(2,852)
Cash flows from investing activities:
Purchases of property and equipment	(3,030)	(3,696)	(1,270)
Purchases of other assets and other intangible assets	-	(112)	-
Proceeds from property insurance	85	-	-
Cash flow used in investing activities	(2,945)	(3,808)	(1,270)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(406)	(359)	-
Payments made under capital leases	(19)	(18)	(7)
Purchases of Company's common stock	(732)	-	(4,720)
Cash flow used in financing activities	(1,157)	(377)	(4,727)
Effect of exchange rates on cash	101	(94)	(97)
Net decrease in cash and cash equivalents	(2,618)	2,493	(8,946)
Cash and cash equivalents, beginning of period	21,499	27,696	30,445
Cash and cash equivalents, end of period	$18,881	$30,189	$21,499
Supplemental disclosure of cash flow information:
Net cash (received) paid during the period for income taxes	$(168)	$29	$(26)

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the Company) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 30, 2017 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 30, 2017, which were included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2018. Certain amounts in prior fiscal periods have been reclassified to conform with the presentation adopted in the current fiscal year.

Change in Fiscal Year

In January 2018, the Company's Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. This change was effective following the end of the Company's 2017 fiscal year. The first 12-month fiscal year under the new calendar will encompass February 4, 2018 through February 2, 2019. As a result of the change, the Company had a one fiscal month transition period, December 31, 2017 through February 3, 2018. Results of the transition period are presented herewith and will be reported in the Company’s Annual Report Form 10-K for the year ending February 2, 2019.

Recent Accounting Pronouncements – Adopted in the current year

Effective December 31, 2017, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective method. ASC 606 requires an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Nearly all of the Company’s revenue is derived from retail sales (including ecommerce sites) and is recognized when control of the merchandise is transferred to the customer.

The Company's most significant ASC 606 impact relates to accounting for gift card breakage. The Company's adjustment for gift card breakage reflects the impact of the change to recognize gift card breakage proportionately as gift card balances are used rather than when it is deemed remote that the unused gift card balance would be redeemed, as done for certain categories of gift cards under the previous standards. In addition, the Company has identified minor changes to the timing of revenues for certain outbound licensing arrangements and international franchise agreements.

Using the modified retrospective method, the Company recognized the cumulative effect of initially applying the revenue standard as a $12.3 million adjustment offset by the associated $3.0 million tax effect to the December 31, 2017 retained earnings balance. As a result of this change, the Company expects a negative impact to revenue and pre-tax income of $3.9 million in fiscal 2018 with the remaining balance of the cumulative effect adjustment predominantly impacting fiscal years 2019 and 2020. The Company elected to apply this method to contracts that were not completed as of December 31, 2017. The comparative historical financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. As a result of applying the modified retrospective method to transition to ASC 606, the following adjustments were made to the consolidated balance sheet as of December 31, 2017 (dollars in thousands):

Balance Sheet	Balance as of December 30, 2017	Adjustments due to ASC 606	Balance as of December 31, 2017

Assets
Prepaid expenses and other current assets	$13,346	$(13)	$13,333
Deferred tax assets	6,381	(2,880)	3,501
Adjustment: assets		(2,893)

Liabilities
Accrued expenses (1)	15,189	151	15,340
Gift cards and customer deposits	33,926	(12,297)	21,629

Equity
Retained Earnings	49,760	9,253	59,013
Adjustment: liabilities and stockholders' equity		$(2,893)

(1) - The impact on the balances due to the adoption of ASC 606 includes income tax payable.

The following tables reflect the impact of adoption of ASC 606 on the Company's condensed consolidated statement of income for the thirteen weeks ended May 5, 2018 and its condensed consolidated balance sheet as of May 5, 2018 and the amounts as if the previous standards were in effect ("Without Adoption of ASC606") (dollars in thousands):

	For the thirteen weeks ended May 5, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change
Income statement
Revenues
Net retail sales	$81,425	$82,024	$(599)
Commercial revenue	1,019	1,019	–
International franchising	740	740	–
Total revenues	83,184	83,783	(599)

Total costs and expenses	–	–	–
Income tax expense	292	450	(158)
Net income	$354	$795	$(441)

	May 5, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change
Balance Sheet
Liabilities
Accrued expenses(1)	$8,739	$8,746	$7
Gift cards and customer deposits(1)	17,007	28,705	11,698

Equity
Retained earnings(1)	55,904	47,092	(8,812)
			2,893

(1) - The impact on the balances without adoption of ASC 606 includes the activity for the thirteen weeks ended May 5, 2018 and the December 31, 2017 adjustment.

The impact of adoption of ASC 606 on the Company's condensed consolidated statement of cash flows from operating activities for the thirteen weeks ended May 5, 2018 was not significant.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASU 2016-02), which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company beginning in fiscal 2019 and allows cumulative and modified retrospective methods of adoption. Early adoption is permitted. The Company is in the process of determining the impact of ASU 2016-02 on its consolidated financial statements. Management expects a material impact to the consolidated balance sheet with the addition of significant right-of-use assets and related liabilities because the Company's retail locations are currently categorized as operating leases. In 2017, the Company established a cross-functional team to use a detailed approach to assess the impact of the new standard. The Company is in the process of implementing new lease accounting software to assist in the quantification of the expected impact on the consolidated balance sheets and to facilitate the calculations of the related accounting entries and disclosures.

2. Revenue

Nearly all of the Company’s revenue is derived from retail sales (including ecommerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with ASC 606 which was adopted December 31, 2017 using the modified retrospective method (See Note 1— Basis of Presentation and Note 7 — Stockholder's Equity for additional information). The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 10 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents over 95% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer. For the Company's online sales, revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-tenth of one percent due to the interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value add and other taxes paid by its customers.

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related discounts. Historically, gift card redemptions occur within three years of acquisition and approximately 75% of gift cards were redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue will be recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the retail value of the merchandise earned, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired.

The Company’s commercial segment includes transactions with other businesses and are mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale sales of merchandise, including supplies and fixtures. Revenue for wholesale sales is recognized when control of the merchandise or fixtures is transferred to the customer, which generally occurs upon delivery to the customer. The license agreements provide the customer with highly interrelated rights that are not distinct in the context of the contract and therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized on a straight-line basis over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee.

The Company’s international franchising segment includes the licensing activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreement are ongoing and include operations and product development support and training, generally concentrated around new store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee.

The Company also incurs expenses directly related to the startup of new franchises, including finder’s fees, legal and travel costs as well as expenses related to its ongoing support of the franchisees, predominantly travel and employee compensation. Accordingly, the Company’s policy is to capitalize the finder’s fee, an incremental cost, and expense all other costs as incurred.  Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of income as described previously.

Contract liabilities

Contract liabilities for gift cards are classified as gift cards and customer deposits on the consolidated balance sheet. In addition, contract liabilities consist of deferred revenue resulting from initial, one-time nonrefundable franchise fees, as well as minimum guaranteed royalties, which are generally recognized on a straight-line basis over the term of the underlying agreement. The Company classifies these contract liabilities as deferred revenue on the consolidated balance sheet.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	May 5,	December 30,	April 29,
	2018	2017	2017
Prepaid occupancy	$6,510	$7,688	$6,624
Other	4,983	5,658	4,951
Total	$11,493	$13,346	$11,575

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	May 5,	December 30,	April 29,
	2018	2017	2017
Accrued wages, bonuses and related expenses	$2,850	$5,863	$6,173
Sales and cross-border taxes payable	1,198	4,858	1,756
Accrued rent and related expenses	3,352	3,679	3,962
Current income taxes payable	1,339	789	208
Total	$8,739	$15,189	$12,099

5. Stock-based Compensation

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

For the thirteen weeks ended May 5, 2018 and April 29, 2017, selling, general and administrative expense includes $0.8 million and $1.2 million, respectively, of stock-based compensation expense. As of May 5, 2018, there was $5.0 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

The following table is a summary of the balances and activity for stock options for the five week transition period ended February 3, 2018 and the thirteen weeks ended May 5, 2018:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, December 30, 2017	791,567	$9.67
Granted (1)	213,687	8.60
Exercised (1)	(2,484)	5.11
Forfeited	—	-
Canceled or expired	—	-
Outstanding, May 5, 2018	1,002,770	$9.45

                                   (1) - No options were granted or exercised for the five weeks ended February 3, 2018.

The following table is a summary of the balances and activity for the plan related to time-based and performance-based restricted stock for the thirteen weeks ended May 5, 2018 and five week transition period ended February 3, 2018:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 30, 2017	361,539	$10.97	289,615	$13.66
Granted (1)	148,319	8.61	83.256	8.60
Vested (1)	(132,076)	12.25	(6,323)	20.58
Forfeited (1)	(7,693)	10.72	(1,280)	13.69
Canceled or expired	—	—	(50,000)	20.80
Outstanding, May 5, 2018	370,089	$9.58	315,268	$11.05

       (1) - Restricted stock for the five weeks ended February 3, 2018 included the following activity: granted 3,479 shares with a weighted average grant date fair value of $9.25, vested 129 shares with a weighted average grant date fair value of $11.65 and forfeited 7,477 shares with a weighted average grant date fair value of $10.70. No performance shares activity occurred for the five weeks ended February 3, 2018.

The total fair value of shares vested during the thirteen weeks ended May 5, 2018 and April 29, 2017 was $1.7 million and $1.5 million, respectively and immaterial for the five weeks ended February 3, 2018.

In March 2018, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated total pre-tax income growth objectives for fiscal 2018, 2019 and 2020. In addition, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated revenue growth objectives for fiscal 2018, 2019 and 2020. These shares have a payout opportunity ranging from 25% to 200% of the target number of shares. In 2017, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established pre-tax income growth objectives for 2017, 2018 and 2019. In 2016, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established cumulative total revenue goals for fiscal 2016, 2017 and 2018.

The outstanding performance shares as of May 5, 2018 and February 3, 2018 consist of the following:

	May 5 ,2018	February 3, 2018
Earned shares subject to time-based restrictions at actual	-	6,325

Unearned shares subject to performance-based restrictions at target:
2015 - 2017 consolidated total revenues	-	50,000
2016 - 2018 consolidated cumulative total revenues	148,115	149,393
2017 - 2019 consolidated pre-tax income growth objectives	83,897	83,897
2018 - 2020 consolidated total revenues growth objectives	20,756	-
2018 - 2020 consolidated pre-tax income growth objectives	62,500	-
Performance shares outstanding, May 5, 2018	315,268	289,615

6. Income Taxes

For the thirteen weeks ended May 5, 2018, the effective tax rate was 45.2% compared to 40.6% for the thirteen weeks ended April 29, 2017. The fiscal 2018 effective tax differed from the statutory rate of 21% primarily due to a $0.1 million negative tax impact related to vested equity awards. The fiscal 2017 effective tax rate differed from the statutory rate of 34% primarily due to a $0.2 million negative tax impact related to vested equity awards. For the five weeks ended February 3, 2018, the income tax provision was a benefit of $0.2 million with an effective tax rate of 17.8% compared to an income tax benefit of $0.4 million with an effective tax rate of 35.8% for the four weeks ended January 28, 2017 (See Note 12 —Transition Period Financial Information for additional information).

On December 22, 2017, the Tax Cuts and Job Act ("Tax Reform Act") was enacted, which significantly changes U.S. tax law effective by, among other things, lowering corporate income tax statutory rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act was effective as of January 1, 2018. The Company recorded a provisional tax charge of $1.4 million for the re-measurement of its U.S. net deferred tax assets in fiscal 2017 but it does not anticipate a significant cost for the one-time transition tax on the deemed repatriation. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require a company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Base-Eroding Anti-abuse Tax (“BEAT”) provisions of the Tax Reform Act assess tax on certain payments made by a U.S. company to a related foreign company. The Company does not expect the incremental tax cost due to GILTI or BEAT to be significant. In accordance with SAB 118 the financial reporting impact of the Tax Reform Act is expected to be completed in the fourth quarter of fiscal 2018.

7. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the periods ended May 5, 2018, April 29, 2017 and February 3, 2018:

	Thirteen week periods		Four or five week periods
	February 3, 2018 to	January 28, 2017 to	December 30, 2017 to	December 31, 2016 to
	May 5, 2018	April 29, 2017	February 3, 2018	January 28, 2017
Beginning balance	$112,102	$99,514	$107,315	$99,112
Stock-based compensation	841	1,192	214	110
Shares issued under employee stock plans	(406)	(359)	-	-
Adoption of new accounting standards	-	-	9,253	822
Share repurchase and retirement	(732)	-	(4,597)	-
Other comprehensive income (loss)	(747)	436	762	230
Net (loss) income	354	2,629	(845)	(760)
Other	5	-	-	-
Ending balance	$111,417	$103,412	$112,102	$99,514

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20 million. From the date of such authorization through May 5, 2018, the Company has repurchased 1.1 million shares at an average price of $8.86 per share for an aggregate amount of $10.0 million.

8. Income per Share

The Company uses the two-class method to compute basic and diluted net income or loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		5 weeks ended
	May 5,	April 29,	February 3,
	2018	2017	2018
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$354	$2,629	$(845)
Less: Earnings allocated to participating securities	2	60	-
Net income (loss)	$352	$2,569	$(845)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,582,573	15,561,804	14,860,511
Dilutive effect of share-based awards:	140,416	133,518	-
Weighted average number of common shares outstanding - dilutive	14,722,989	15,695,322	14,860,511
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.02	$0.17	$(0.06)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.02	$0.16	$(0.06)

In calculating diluted income per share for the thirteen week period ended May 5, 2018, options to purchase 478,996 shares of common stock, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen week period ended April 29, 2017, the number of options to purchase common shares that were excluded from the calculation was 353,328 shares.

9. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at May 5, 2018 and April 29, 2017 was comprised entirely of foreign currency translation. For the thirteen weeks ended May 5, 2018 and April 29, 2017, and the five weeks ended February 3, 2018, there were no reclassifications out of accumulated other comprehensive loss.

10. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (DTC), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed stores in the United States, Canada, the United Kingdom, Ireland, Denmark and China and other retail delivery operations, including the Company’s ecommerce sites and temporary stores. The international franchising segment includes the licensing activities of the Company’s franchisees with store locations in Europe (outside of the United Kingdom, Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Thirteen weeks ended May 5, 2018
Net sales to external customers	$81,425	$1,019	$740	$83,184
(Loss) income before income taxes	(23)	362	307	646
Capital expenditures	3,030	-	-	3,030
Depreciation and amortization	4,116	1	(2)	4,115
Thirteen weeks ended April 29, 2017
Net sales to external customers	$88,743	$2,038	$422	$91,203
Income before income taxes	3,478	792	154	4,424
Capital expenditures	3,808	-	-	3,808
Depreciation and amortization	3,889	1	17	3,907
Five weeks ended February 3, 2018
Net sales to external customers	$29,586	$358	$279	$30,223
(Loss) income before income taxes	(1,269)	95	146	(1,028)
Capital expenditures	1,270	-	-	1,270
Depreciation and amortization	1,505	-	2	1,507
Total Assets as of:
May 5, 2018	$161,497	$6,267	$4,890	$172,654
April 29, 2017	183,278	5,734	2,365	191,377

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended May 5, 2018
Net sales to external customers	$69,968	$12,826	$390	$83,184
Property and equipment, net	66,664	9,722	24	76,410
Thirteen weeks ended April 29, 2017
Net sales to external customers	$76,743	$14,036	$424	$91,203
Property and equipment, net	64,641	9,261	35	73,937
Five weeks ended February 3, 2018
Net sales to external customers	$24,575	$5,471	$177	$30,223

For purposes of this table only:
(1) North America includes the United States, Canada, Puerto Rico and international franchising revenue in Mexico
(2) Europe includes the United Kingdom, Ireland, Denmark and international franchising revenue in Europe
(3) Other includes international franchising revenue outside of North America and Europe and a corporately-managed store in China

11. Contingencies

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Gain contingencies are recorded when the underlying uncertainty has been settled. Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of May 5, 2018, the Company had a gross receivable balance of $3.8 million and a reserve of $3.0 million, leaving a net receivable of $0.8 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

12. Transition Period Financial Information

In January 2018, the Company's Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. Accordingly, the Company is presenting unaudited financial statements for the one fiscal month transition period, December 31, 2017 through February 3, 2018. The following table provides certain unaudited comparative financial information for the same period of the prior year (in thousands, expect share and per share amounts):

	5 Weeks	4 Weeks
	Ended	Ended
	February 3,	January 28,
	2018	2017
	(unaudited)	(unaudited)
Consolidated statements of income
Total revenues	$30,223	$24,130
Consolidated gross profit	13,902	10,045
Selling, general and administrative expense	14,920	11,231
Interest expense, net	10	(2)
Loss before income taxes	(1,028)	(1,184)
Income benefit expense	(183)	(424)
Net loss	$(845)	$(760)

Loss per common share
Basic and diluted	$(0.06)	$(0.05)
Shares used in computing per share amounts - basic and diluted	14,860,511	15,526,642

13. Subsequent Event

In the period from May 5, 2018 through June 11, 2018, the Company repurchased approximately 41,000 shares or $0.3 million under share repurchase programs authorized in 2017. As of June 11, 2018, there was approximately $9.7 million of availability under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 30, 2017, as filed with the SEC, and include the following:

●	we depend upon the shopping malls in which we are located to attract guests to our stores and a decline in mall traffic could adversely affect our financial performance and profitability;
●

if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;

●

consumer interests change rapidly and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand, drive consumer demand for key products and generate traffic for our stores;

●

decline in general global economic conditions could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending, and have an adverse effect on our liquidity and profitability;

●

our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries; therefore, the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations;

●

if we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed;

●

we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability and damage to our reputation;

●

we may not be able to evolve our store locations to align with market trends or to effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;

●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●

we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;

●	we may not be able to operate our international corporately-managed locations profitably;
●	we are subject to risks associated with technology and digital operations;
●

we rely on a few vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores;

●

we may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or, misappropriation of their proprietary rights, which could be costly, distract our management and personnel and which could result in the diminution in value of our trademarks and other important intellectual property;

●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●

our company-owned distribution center which services the majority of our stores in North America and our third-party distribution center providers used in the western United States and Europe may experience disruptions in their ability to support our stores or they may operate inefficiently;

●	our profitability could be adversely affected by fluctuations in petroleum products prices;
●

if we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability;

●	our business may be adversely impacted at any time by a significant variety of competitive threats;
●

we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;

●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability;
●

fluctuations in our operating results could reduce our cash flow and we may be unable to repurchase shares at all or at the times or in the amounts we desire or the results of the share repurchase program may not be as beneficial as we would like;

●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	limited public float and trading volume for our common stock may have an adverse impact and cause significant fluctuation of market price; and
●

our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of May 5, 2018, we operated 352 stores globally and had 96 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned ecommerce sites, third party ecommerce marketplaces, franchisee sites and through third party retail locations under wholesale agreements.

Our company has been executing a multi-year turnaround plan that was initiated in 2013 to improve both sales and profitability with the goal of achieving sustained profitability. In the first quarter of 2018, we continue to evolve and execute our strategic plan with key initiatives in the areas outlined below, which are intended to drive long-term shareholder value:

• Development of our experiential retail model to diversify and expand the impact and reach of our brand globally

• Simultaneously, we expect to also leverage the power of our brand and intellectual properties to build margin accretive revenue streams

• Improve long-term profitability through the execution of these strategies as well as disciplined expense management and on-going efforts in process and systems upgrades.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-consumer (“DTC”) – Corporately-managed retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Ireland, Denmark and China and two ecommerce sites;
•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and
•	International Franchising – Royalties and other revenue from international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen week periods ended May 5, 2018 and April 29, 2017 and the five week period ended February 3, 2018 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Strategy

We expect to improve consolidated sales and profit through the following key initiatives:

●

Development of our experiential retail model to diversify and expand the impact and reach of our brand globally: We expect to continue to diversify our real estate portfolio to focus on places where families are increasingly going to shop or going for entertainment. We have been actively identifying and securing more tourist locations. We also expect to continue to diversify our store portfolio inclusive of a new, lower capital, more flexible “concourse shop” model. We expect to continue to make improvements to our aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. Overall, these locations continue to perform ahead of heritage locations in both sales and profitability. In addition, we expect to continue to grow ecommerce sales. We expect to expand globally through existing and new franchise agreements including the recently added franchise in China.

●

Leverage the power of our brand and intellectual properties to build margin accretive revenue streams: To meet the needs of our core consumer base (girls and boys ages 3 to 12) while systematically building secondary consumer segments (including collectors, gift-givers and teen-plus target), we expect to continue to develop and expand offerings of successful intellectual properties balanced with core products and a comprehensive program of key licensed products. We expect to leverage the power of both our Build-A-Bear brand as well as our other intellectual properties to further develop our outbound licensed programs and expand these and other margin accretive revenue streams. We also expect to build the entertainment aspects of our business model as we continue to develop content to connect with consumers beyond our retail stores including mobile apps, music videos and other entertainment opportunities to increase engagement, improve efficiency and lead to profitable sales growth.

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

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirteen Weeks Ended
	May 5, 2018				April 29, 2017
	North				North
	America	Europe	Asia	Total	America	Europe	Asia	Total
Beginning of period	294	59	1	354	277	60	1	338
Opened	2	-	-	2	2	-	-	2
Closed	(2)	(2)	-	(4)	(3)	-	-	(3)
End of period	294	57	1	352	276	60	1	337

During 2018, we expect to continue to make improvements to an aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. For the thirteen weeks ended May 5, 2018, 32% of our store base was in an updated Discovery design.  We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible in part by concourse shops. Concourse shops are stand-alone retail units that occupy approximately 200 square feet designed to be operated in open, concourse areas of malls or other covered pedestrian areas. We currently expect to have 40 to 45 concourse shops open by the end of fiscal 2018.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of May 5, 2018, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 17 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Beginning of period	100	92
Opened	2	2
Closed	(6)	(6)
End of period	96	88

In the ordinary course of business, we anticipate signing additional master franchise agreements and terminating other such agreements. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom and Ireland. We continue to expect franchisees to leverage the new formats that have been developed for our corporately-managed operations and sourcing changes that have significantly reduced the capital and expenses required to open stores. We expect to continue to develop market expansion through both new and existing franchisees in 2018 and beyond. For example, our new China franchise partner operates two locations and plans up to 10 more locations in fiscal year 2018.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		5 weeks ending
	May 5,	April 29,	February 3,
	2018	2017	2018

Revenues:
Net retail sales	97.9%	97.3%	97.9%
Commercial revenue	1.2%	2.2%	1.2%
International franchising	0.9%	0.5%	0.9%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of merchandise sold - retail (1)	55.7%	52.3%	54.3%
Cost of merchandise sold - commercial (1)	47.0%	54.0%	72.3%
Cost of merchandise sold - int'l franchising (1)	44.9%	0.0%	0.0%
Selling, general and administrative expense	43.7%	43.0%	49.4%
Interest expense (income), net	0.0%	0.0%	0.0%
Total costs and expenses	99.2%	95.1%	103.4%

Income (loss) before income taxes	0.8%	4.9%	(3.4)%
Income tax expense (benefit)	0.4%	2.0%	(0.6)%
Net income (loss)	0.4%	2.9%	(2.8)%

Consolidated Gross Margin	44.5%	47.9%	46.0%
Retail Gross Margin (2)	44.3%	47.7%	45.7%

(1)

Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue. Cost of merchandise sold – int’l franchising is expressed as a percentage of franchise fee revenue.

(2)	Retail gross margin represents net retail sales less cost of merchandise sold - retail; retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended May 5, 2018 compared to thirteen weeks ended April 29, 2017

Total revenues. Net retail sales for the thirteen weeks ended May 5, 2018 were $81.4 million, compared to $88.7 million for the thirteen weeks ended April 29, 2017, a decrease of $7.3 million, or 8.2%. The components of this decrease are as follows:

Thirteen Weeks Ended
May 5, 2018
(dollars in millions)
Decrease in existing store and ecommerce sales	$(7.8)
Impact of store closures	(4.3)
Increase from new stores	4.1
Impact of foreign currency translation	1.8
Change in deferred revenue estimates, including breakage	(1.1)
$(7.3)

The revenue decrease included the $0.6 million impact from adoption of the new revenue recognition standard (See Note 1 — Basis of Presentation and Note 2 — Revenue for additional information). In addition, our most productive store closed in January 2018. Toys "R" Us began to conduct liquidation proceedings in the thirteen weeks ended May 5, 2018 which we believed negatively impacted sales at our stores, particularly those in closer proximity to a liquidating Toys "R" Us location. We realized increases in key operational metrics including conversion, dollars-per-transaction and units per transaction in the quarter.

Commercial revenue was $1.0 million for the thirteen weeks ended May 5, 2018 compared to $2.0 million for the thirteen weeks ended April 29, 2017. The $1.0 million decrease related primarily to the nature and timing of the prior year's wholesale orders.

Retail gross margin. Retail gross margin was $36.0 million for the thirteen weeks ended May 5, 2018 compared to $42.3 million for the thirteen weeks ended April 29, 2017, a decrease of $6.2 million, or 14.8%. As a percentage of net retail sales, retail gross margin was 44.3% for the thirteen weeks ended May 5, 2018 compared to 47.7% for the thirteen weeks ended April 29, 2017. This 340 basis-point gross margin decrease was largely driven by deleverage of fixed occupancy costs and partially offset by a 30 basis-point expansion in merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses ("SGA") were $36.3 million for the thirteen weeks ended May 5, 2018, compared to $39.2 million for the thirteen weeks ended April 29, 2017, a decrease of $2.9 million, or 7.4%. The decrease in SGA was primarily due to lower performance-based compensation expense, reduced advertising spend and a reduction in store preopening expenses. As a percentage of total revenues, SGA increased to 43.7% for the thirteen weeks ended May 5, 2018, compared to 43.0% for the thirteen weeks ended April 29, 2017, an increase of 70 basis-points.

Interest expense (income), net. Interest expense (income) was less than $0.1 million for both the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

Provision for income taxes. Income tax expense was $0.3 million with a tax rate of 45.2% for the thirteen weeks ended May 5, 2018 compared to $1.8 million with a tax rate of 40.6% for the thirteen weeks ended April 29, 2017. The fiscal 2018 effective tax rate differed from the statutory rate of 21% primarily due to a $0.1 million negative tax impact related to vested equity awards. The fiscal 2017 effective tax rate differed from the statutory rate of 34% primarily due to a $0.2 million negative tax impact related to vested equity awards. The statutory rate decreased to 21% as a result of the enactment of the Tax Cut and Jobs Act on December 22, 2017.

Five weeks ended February 3, 2018 compared to the four weeks ended January 28, 2017

Total revenues were $30.2 million for the five weeks ended February 3, 2018, as compared to $24.1 million for the four weeks ended January 28, 2017. The increase of $6.1 million, or 25.3%, was primarily driven by one extra week of revenue. Consolidated gross profit was $13.9 million for the five weeks ended February 3, 2018, as compared to $10.0 million for the four weeks ended January 28, 2017, an increase of $3.9 million, or 38.4%. Retail gross margin was $13.5 million for the five weeks ended February 3, 2018 compared to $9.9 million for the four weeks ended January 28, 2017, an increase of $3.6 million, or 37.0%. As a percentage of net retail sales, retail gross margin was 45.7% for the five weeks ended February 3, 2018 compared to 41.2% for the four weeks ended January 28, 2017. This 450 basis-point gross margin increase was primarily driven by the impact of one extra week of revenue on fixed occupancy costs and a 160 basis-point improvement in merchandise margin. Merchandise margin benefited from lower discounts, selective price increases and sourcing efficiencies.

 Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our existing store and ecommerce sales; (3) fluctuations in the profitability of our stores; (4) changes in foreign currency exchange rates; (5) the timing and frequency of the sales of licensed products tied to major theatrical releases, our marketing initiatives, including national media and other public relations events; (6) the timing of our store openings and closings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

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

As a retailer that has toy products as part of our revenue model, our sales are highest in our fourth quarter, followed by the first quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot ensure that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2014 fiscal fourth quarter had 14 weeks and the transition period ended February 3, 2018 had five weeks.

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

Operating Activities. Cash provided by operating activities was $1.4 million for the thirteen weeks ended May 5, 2018, compared to $6.8 million for the thirteen weeks ended April 29, 2017, a decrease of $5.4 million. Generally, changes in cash from operating activities are driven by changes in net income and changes in operating assets and liabilities. This decrease in cash from operating activities over the year ago period was primarily due to the timing of inventory and payroll payments.

Investing Activities. Cash used in investing activities was $3.0 million for the thirteen weeks ended May 5, 2018, as compared to $3.8 million for the thirteen weeks ended April 29, 2017, a decrease of $0.8 million. Cash used in investing activities during the thirteen weeks ended May 5, 2018 primarily related to store construction and upgrades and purchases of information technology infrastructure and the benefit of an insurance claim. Cash used in investing activities during the thirteen weeks ended April 29, 2017 primarily related to store construction and upgrades and purchases of information technology infrastructure.

Financing Activities. Financing activities used cash of $1.2 million for the thirteen weeks ended May 5, 2018, as purchases of our common stock used cash of $0.7 million and exercises of employee stock options, net of shares used for withholding tax payments used $0.4 million. In the thirteen weeks ended April 29, 2017, financing activities used cash of $0.4 million, as exercises of employee stock options, net of shares used for withholding tax payments used $0.4 million. No borrowings were made under our line of credit in either the thirteen weeks ended May 5, 2018 or April 29, 2017.

Five weeks ended February 3, 2018: Cash used by operating activities was $2.9 million for the five weeks ended February 3, 2018. Generally, changes in cash from operating activities are driven by changes in net income and changes in operating assets and liabilities. This decrease in cash from operating activities over the year ago period was primarily due to the timing of inventory and payroll payments. Cash used in investing activities was $1.3 million for the five weeks ended February 3, 2018 and primarily related to store construction and upgrades and purchases of information technology infrastructure. Financing activities used cash of $4.7 million for the five weeks ended February 3, 2018, as purchases of our common stock used cash of $4.7 million.

Capital Resources. As of May 5, 2018, we had a consolidated cash balance of $18.9 million and more than half of this balance was domiciled outside of the United States. We also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year. On May 4, 2017, we amended the credit agreement extending the expiration date to December 31, 2018 and increasing the amount of permitted lease and rental payments for personal property from $100,000 to $1.0 million. The bank line provides availability of $35.0 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement; we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of May 5, 2018: (i) we were in compliance with all covenants; (ii) there were no borrowings under our line of credit; and (iii) there was approximately $35.0 million available for borrowing under the line of credit. This balance is expected to fluctuate throughout the remainder of the year and is expected to be repaid before the end of the fiscal year.

In fiscal 2018, we expect to spend a total of $15 to $18 million on capital expenditures. Capital spending through the thirteen weeks ended May 5, 2018 totaled $3.0 million, on track with our full year plans. Capital spending in fiscal 2018 is expected to primarily support our store activity, including both remodels and new stores and investments in information technology infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2018.

In August 2017, our Board of Directors authorized a share repurchase program of up to $20 million. This program authorized us to purchase up to $20 million of our common stock in the open market (including through 10b5-1 trading plans), or through privately negotiated transactions. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through September 30, 2020, and does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. Under this program through May 5, 2018, we repurchased approximately 1.1 million shares at an average price of $8.86 per share for an aggregate amount of $10.0 million.

Off-Balance Sheet Arrangements

None.

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

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 15, 2018, which includes audited consolidated financial statements for our 2017, 2016 and 2015 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 1 – Recently Issued Accounting Pronouncements of the Condensed Consolidated Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017 as filed with the SEC on March 15, 2018.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 5, 2018, the end of the period covered by this Quarterly Report.

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

During the first quarter of fiscal 2018, we began the implementation of a new enterprise resource planning (ERP) system by transitioning our corporate operations, including corporate general ledger, corporate procurement and payments, and corporate cash management functions to the new ERP system.

We have modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. The transition of our remaining operations to our new ERP system will occur in phases in fiscal 2018. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the first 13 weeks of fiscal 2018 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

With the exception of the implementation of our ERP solution, no change in our internal control over financial reporting occurred during the fiscal quarter ended May 5, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017 as filed with the Securities and Exchange Commission on March 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Dec. 31, 2017 – Feb. 3, 2018 (transition period)	528,228	$8.72	528,228	$10,727,311

Feb. 4, 2018 – Mar. 3, 2018	87,913	$8.35	87,913	$9,993,666
Mar. 4, 2018 – Apr. 7, 2018	45,098	8.86	-	9,993,666
Apr. 8, 2017 – May 5, 2018	-	-	-	9,993,666
Total	133,011	$8.52	87,913	$9,993,666

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for Chiefs (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on March 21, 2018)

10.2	Form of Restricted Stock & Non-Qualified Option Agreement under the Registrant's 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on March 21, 2018)

10.3	Description of Build-A-Bear Workshop, Inc. Three-Year Performance-Based Cash Program for Chiefs (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed on March 21, 2018)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2018

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)