Form 10-Q
period 2018-08-04
BUILD A BEAR WORKSHOP INC
filed 2018-09-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 14(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of September 6, 2018, there were 14,971,775 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

	August 4,	December 30,	July 29,
	2018	2017	2017
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,398	$30,445	$12,236
Inventories	47,833	53,136	59,368
Receivables	8,693	13,302	8,357
Prepaid expenses and other current assets	13,686	13,346	12,789
Total current assets	90,610	110,229	92,750

Property and equipment, net	76,157	77,751	75,854
Deferred tax assets	4,847	6,381	9,879
Other intangible assets, net	1,013	995	1,302
Other assets, net	2,182	2,633	2,500
Total Assets	$174,809	$197,989	$182,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,046	$18,942	$16,388
Accrued expenses	12,482	15,189	10,806
Gift cards and customer deposits	14,502	33,926	28,919
Deferred revenue and other	2,154	1,806	1,887
Total current liabilities	44,184	69,863	58,000

Deferred rent	18,342	17,906	17,838
Deferred franchise revenue	1,100	1,208	529
Other liabilities	1,854	1,697	1,554
Commitments and contingencies	-	-	-

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at August 4, 2018, December 30, 2017 and July 29, 2017	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,972,136, 15,515,960 and 16,033,667 shares, respectively	150	155	160
Additional paid-in capital	67,383	68,962	69,936
Accumulated other comprehensive loss	(12,015)	(11,562)	(11,901)
Retained earnings	53,811	49,760	46,169
Total stockholders' equity	109,329	107,315	104,364
Total Liabilities and Stockholders' Equity	$174,809	$197,989	$182,285

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017

Revenues:
Net retail sales	$81,037	$76,383	$162,462	$165,126
Commercial revenue	1,055	2,086	2,074	4,124
International franchising revenue	1,086	711	1,826	1,133
Total revenues	83,178	79,180	166,362	170,383

Costs and expenses:
Cost of merchandise sold - retail	46,601	42,339	91,986	88,795
Cost of merchandise sold - commercial	591	978	1,070	2,079
Cost of merchandise sold - international franchising	587	257	919	257
Total cost of merchandise sold	47,779	43,574	93,975	91,131
Consolidated gross profit	35,399	35,606	72,387	79,252

Selling, general and administrative expense	37,928	35,780	74,265	75,008
Interest expense (income), net	16	(10)	21	(16)
Income (loss) before income taxes	(2,545)	(164)	(1,899)	4,260
Income tax expense (benefit)	(745)	(208)	(453)	1,587
Net income (loss)	$(1,800)	$44	$(1,446)	$2,673

Foreign currency translation adjustment	(468)	160	(1,215)	596
Comprehensive (loss) income	$(2,268)	$204	$(2,661)	$3,269

Income (loss) per common share:
Basic	$(0.12)	$0.00	$(0.10)	$0.17
Diluted	$(0.12)	$0.00	$(0.10)	$0.17

Shares used in computing common per share amounts:
Basic	14,618,582	15,646,014	14,600,578	15,603,909
Diluted	14,618,582	15,871,274	14,600,578	15,785,939

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-six weeks ended
	August 4,	July 29,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$(1,446)	$2,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,138	7,892
Stock-based compensation	1,689	2,039
Asset impairment	-	69
Deferred taxes	(1,264)	1,133
Provision for doubtful accounts	-	112
Loss on disposal of property and equipment	30	67
Change in assets and liabilities:
Inventories	9,343	(2,128)
Receivables	(326)	2,269
Prepaid expenses and other assets	(632)	(5,388)
Accounts payable and accrued expenses	(4,246)	(10,692)
Lease related liabilities	867	2,201
Gift cards and customer deposits	(4,717)	(5,320)
Deferred revenue	326	(270)
Net cash provided by (used in) operating activities	7,762	(5,343)
Cash flows from investing activities:
Purchases of property and equipment	(7,111)	(9,178)
Purchases of other assets and other intangible assets	-	(148)
Proceeds from property insurance	82	-
Cash flow used in investing activities	(7,029)	(9,326)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(357)	(456)
Payments made under capital leases	(47)	(39)
Purchases of Company's common stock	(1,429)	-
Cash flow used in financing activities	(1,833)	(495)
Effect of exchange rates on cash	(1)	(296)
Net decrease in cash and cash equivalents	(1,101)	(15,460)
Cash and cash equivalents, beginning of period	21,499	27,696
Cash and cash equivalents, end of period	$20,398	$12,236
Supplemental disclosure of cash flow information:
Net cash paid during the period for income taxes	$1,721	$928

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 30, 2017 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 30, 2017, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018. Certain amounts in prior fiscal periods have been reclassified to conform with the presentation adopted in the current fiscal year.

Change in Fiscal Year

In January 2018, the Company's Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. This change was effective following the end of the Company's 2017 fiscal year. The first 12-month fiscal year under the new calendar will encompass February 4, 2018 through February 2, 2019. Recast historical unaudited financial information for the thirteen and twenty-six weeks ended July 29, 2017 is included in the consolidated financial statements and accompanying notes.

Recent Accounting Pronouncements – Adopted in the current year

In March 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, that codified SEC Staff Accounting Bulletin (“SAB”) No. 118, as it relates to allowing for recognition of provisional amounts related to the U.S. Tax Cuts and Jobs Act (“TCJA”) in the event that the accounting is not complete and a reasonable estimate can be made. Where necessary information is not available, prepared, or analyzed to determine a reasonable estimate, no provisional amount should be recorded. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. The Company has applied the guidance in this update to its financial statements for the twenty-six weeks ended August 4, 2018 and will finalize and record any adjustments related to the TCJA within the one year measurement period.

Effective December 31, 2017, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective method for contracts that were not completed as of December 31, 2017. ASC 606 requires an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer.

The Company’s most significant ASC 606 impact relates to accounting for gift card breakage. The Company's adjustment for gift card breakage reflects the impact of the change to recognize gift card breakage proportionately as gift card balances are used rather than when it is deemed remote that the unused gift card balance would be redeemed, as done for certain categories of gift cards under the previous standards. In addition, the Company has identified minor changes to the timing of revenues for certain outbound licensing arrangements and international franchise agreements.

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

Balance Sheet	Balance as of December 30, 2017	Adjustments due to ASC 606	Balance as of December 31, 2017

Assets
Prepaid expenses and other current assets	$13,346	$(13)	$13,333
Deferred tax assets	6,381	(2,880)	3,501
Adjustment: assets		$(2,893)

Liabilities
Accrued expenses (1)	15,189	151	15,340
Gift cards and customer deposits	33,926	(12,297)	21,629

Stockholders' equity
Retained Earnings	49,760	9,253	59,013
Adjustment: liabilities and stockholders' equity		$(2,893)

(1) - The impact on the balances due to the adoption of ASC 606 includes income tax payable.

The following tables reflect the impact of adoption of ASC 606 for select accounts on the Company’s condensed consolidated statement of income for the thirteen and twenty-six weeks ended August 4, 2018 and its condensed consolidated balance sheet as of August 4, 2018 and the amounts as if the previous standards were in effect (“Without Adoption of ASC 606”) (dollars in thousands):

	For the thirteen weeks ended August 4, 2018			For the twenty-six weeks ended August 4, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change	As Reported	Without Adoption of ASC 606	Effect of Change
Select income statement
Revenues
Net retail sales	$81,037	$81,779	$(742)	$162,462	$163,803	$(1,341)
Commercial revenue	1,055	1,055	–	2,074	2,074	–
International franchising revenue	1,086	1,086	–	1,826	1,826	–
Total revenues	83,178	83,920	(742)	166,362	167,703	(1,341)

Total costs and expenses	–	–	–	–	–	–
Income tax expense	(745)	(528)	217	(453)	(133)	320
Net loss	$(1,800)	$(1,275)	$(525)	$(1,446)	$(425)	$(1,021)

	August 4, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change
Select balance sheet
Liabilities
Accrued expenses(1)	$12,482	$12,651	$169
Gift cards and customer deposits(1)	14,502	25,458	10,956

Stockholders' equity
Retained earnings(1)	53,811	45,579	(8,232)
Net effect of Change on Liabilities and Stockholders’ equity			$2,893

(1) - The impact on the balances without adoption of ASC 606 includes the activity for the twenty-six weeks ended August 4, 2018 and the December 31, 2017 adjustment.

The impact of adoption of ASC 606 on the Company's condensed consolidated statement of cash flows from operating activities for the thirteen and twenty-six weeks ended August 4, 2018 was not significant.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASU 2016-02), which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 will be effective for the Company beginning in fiscal 2019. In 2017, the Company established a cross-functional team to use a detailed approach to assess the impact of the new standard. The Company is in the process of implementing new lease accounting software to assess the portfolio of leases, assist in the quantification of the expected impact on the consolidated balance sheet and to facilitate the calculations of the related accounting entries and disclosures. Lease data, required for lease accounting, has been extracted and loaded into the software solution. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on its consolidated financial statements, the Company expects to recognize a material impact to the consolidated balance sheet with the addition of significant right-of-use assets and related liabilities because the Company's retail location leases are currently deemed to be operating leases.

2. Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with ASC 606 which was adopted December 31, 2017 (See Note 1— Basis of Presentation and Note 7 — Stockholder's Equity for additional information). The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 10 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents nearly 98% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer. For the Company’s online sales, revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-tenth of one percent due to the interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value add and other taxes paid by its customers.

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Historically, gift card redemptions have occurred within three years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue will be recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the retail value of the merchandise earned, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regards to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

The Company’s commercial segment includes transactions with other businesses and are mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale sales of merchandise, including supplies and fixtures. Revenue for wholesale sales is recognized when control of the merchandise or fixtures is transferred to the customer, which generally occurs upon delivery to the customer. The license agreements provide the customer with highly interrelated rights that are not distinct in the context of the contract and therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized on a straight-line basis over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue on the consolidated balance sheet.

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreement are ongoing and include operations and product development support and training, generally concentrated around new store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue on the consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee.

The Company also incurs expenses directly related to the startup of new franchises, including finder’s fees, legal and travel costs as well as expenses related to its ongoing support of the franchisees, predominantly travel and employee compensation. Accordingly, the Company’s policy is to capitalize the finder’s fee, an incremental cost, and expense all other costs as incurred.  Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	August 4,	December 30,	July 29,
	2018	2017	2017
Prepaid occupancy	$7,137	$7,688	$7,069
Other	6,549	5,658	5,720
Total	$13,686	$13,346	$12,789

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 4,	December 30,	July 29,
	2018	2017	2017
Accrued wages, bonuses and related expenses	$5,864	$5,863	$5,908
Sales and cross-border taxes payable	3,050	4,858	1,882
Accrued rent and related expenses	3,294	3,679	3,016
Current income taxes payable	274	789	–
Total	$12,482	$15,189	$10,806

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

For the thirteen and twenty-six weeks ended August 4, 2018, selling, general and administrative expense includes $0.9 million and $1.7 million, respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended July 29, 2017, selling, general and administrative expense includes $0.8 million and $2.0 million, respectively, of stock-based compensation expense. As of August 4, 2018, there was $4.7 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.5 years.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended August 4, 2018:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, February 4, 2018	791,567	$9.67
Granted	213,687	8.60
Exercised	(8,604)	5.65
Forfeited	—	—
Canceled or expired	—	—
Outstanding, August 4, 2018	996,650	$9.47

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended August 4, 2018:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 4, 2018	357,412	$10.96	289,615	$13.66
Granted	205,434	8.67	83,256	8.60
Vested	(176,769)	11.80	(6,323)	20.58
Forfeited	(1,208)	13.63	(1,280)	13.69
Canceled or expired	—	—	(50,000)	20.80
Outstanding, August 4, 2018	384,869	$9.35	315,268	$11.05

The total fair value of shares vested during the twenty-six weeks ended August 4, 2018 and July 29, 2017 was $2.2 million and $2.3 million, respectively.

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

The outstanding performance shares as of August 4, 2018 consist of the following:

August 4, 2018
Earned shares subject to time-based restrictions at actual	—

Unearned shares subject to performance-based restrictions at target:
2015 - 2017 consolidated pre-tax income	—
2016 - 2018 consolidated cumulative total revenues	148,115
2017 - 2019 consolidated pre-tax income growth objectives	83,897
2018 - 2020 consolidated total revenues growth objectives	20,756
2018 - 2020 consolidated pre-tax income growth objectives	62,500
Performance shares outstanding, August 4, 2018	315,268

6. Income Taxes

The effective tax rate was 29.3% and 23.9% for the thirteen and twenty-six weeks ended August 4, 2018, respectively, compared to 126.8% and 37.3% for the thirteen and twenty-six weeks ended July 29, 2017, respectively. The 2018 effective tax differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings. The fiscal 2017 effective tax rate differed from the statutory rate of 34% primarily due to the effect of discrete tax items.

On December 22, 2017, the Tax Cuts and Job Act (“Tax Reform Act”) was enacted, which significantly changes U.S. tax law effective by, among other things, lowering the maximum corporate income tax statutory rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act was effective as of January 1, 2018. The Company recorded a provisional tax charge of $1.4 million for the re-measurement of its U.S. net deferred tax assets in fiscal 2017 but it does not anticipate a significant charge for the one-time transition tax on the deemed repatriation of foreign earnings. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require a company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Base-Eroding Anti-abuse Tax (“BEAT”) provisions of the Tax Reform Act assess tax on certain payments made by a U.S. company to a related foreign company. The Company does not expect the incremental tax charge due to GILTI or BEAT to be significant. In accordance with SAB 118 and ASU 2018-05, the financial reporting impact of the Tax Reform Act is expected to be completed in the fourth quarter of fiscal 2018.

7. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the twenty-six week periods ended August 4, 2018 and July 29, 2017:

	Twenty-six week periods
	February 3, 2018 to	January 28, 2017 to
	August 4, 2018	July 29, 2017
Beginning balance	$112,102	$99,514
Stock-based compensation	1,689	2,038
Shares issued under employee stock plans	(376)	(457)
Share repurchase and retirement	(1,429)	-
Other comprehensive income (loss)	(1,215)	596
Net income (loss)	(1,446)	2,673
Other	4	-
Ending balance	$109,329	$104,364

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20 million. From the date of such authorization through August 4, 2018, the Company has repurchased 1.2 million shares at an average price of $8.77 per share for an aggregate amount of $10.7 million.

8. Income per Share

The Company uses the two-class method to compute basic and diluted net income or loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$(1,800)	$44	$(1,446)	$2,673
Less: Earnings allocated to participating securities	-	-	-	33
Net income (loss)	$(1,800)	$44	$(1,446)	$2,640

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,618,582	15,646,014	14,600,578	15,603,909
Dilutive effect of share-based awards:	-	225,260	-	182,030
Weighted average number of common shares outstanding - dilutive	14,618,582	15,871,274	14,600,578	15,785,939
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.12)	$0.00	$(0.10)	$0.17
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.12)	$0.00	$(0.10)	$0.17

In calculating diluted income per share for the thirteen and twenty-six week periods ended August 4, 2018, options to purchase 594,411 and 548,400 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and twenty-six week periods ended July 29, 2017, the number of options to purchase common shares that were excluded from the calculation were 339,772 and 323,598 shares, respectively.

9. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at August 4, 2018 and July 29, 2017 was comprised entirely of foreign currency translation. For the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, there were no reclassifications out of accumulated other comprehensive loss.

10. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (DTC), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed stores in the United States, Canada, the United Kingdom, Ireland, Denmark and China and other retail delivery operations, including the Company’s e-commerce sites and temporary stores. The international franchising segment includes the activities of the Company’s franchisees with store locations in Europe (outside of the United Kingdom, Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Thirteen weeks ended August 4, 2018
Net sales to external customers	$81,037	$1,055	$1,086	$83,178
Income (loss) before income taxes	(3,148)	289	314	(2,545)
Capital expenditures	4,081	-	-	4,081
Depreciation and amortization	4,021	-	2	4,023
Thirteen weeks ended July 29, 2017
Net sales to external customers	$76,383	$2,086	$711	$79,180
Income (loss) before income taxes	(1,006)	930	(88)	(164)
Capital expenditures	5,518	-	-	5,518
Depreciation and amortization	3,970	-	15	3,985
Twenty-six weeks ended August 4, 2018
Net sales to external customers	$162,462	$2,074	$1,826	$166,362
Income (loss) before income taxes	(3,171)	651	621	(1,899)
Capital expenditures	7,111	-	-	7,111
Depreciation and amortization	8,137	1	-	8,138
Twenty-six weeks ended July 29, 2017
Net sales to external customers	$165,126	4,124	1,133	170,383
Income (loss) before income taxes	2,472	1,722	66	4,260
Capital expenditures	9,326	-	-	9,326
Depreciation and amortization	7,859	1	32	7,892
Total Assets as of:
August 4, 2018	$163,907	$5,847	$5,055	$174,809
July 29, 2017	174,017	6,041	2,227	182,285

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended August 4, 2018
Net sales to external customers	$71,964	$10,604	$610	$83,178
Thirteen weeks ended July 29, 2017
Net sales to external customers	66,220	12,466	494	79,180

Twenty-six weeks ended August 4, 2018
Net sales to external customers	141,932	23,430	1,000	166,362
Property and equipment, net	66,606	9,530	21	76,157
Twenty-six weeks ended July 29, 2017
Net sales to external customers	142,963	26,502	918	170,383
Property and equipment, net	66,203	9,617	34	75,854

For purposes of this table only:
(1) North America includes the United States, Canada, Puerto Rico and international franchising revenue in Mexico
(2) Europe includes the United Kingdom, Ireland, Denmark and international franchising revenue in Europe
(3) Other includes international franchising revenue outside of North America and Europe and a corporately-managed store in China

11. Contingencies

In the normal course of business, the Company is subject to legal proceedings, government inquiries and claims, and other commercial disputes. If one or more of these matters has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for these types of contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Gain contingencies are recorded when the underlying uncertainty has been settled.

Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of August 4, 2018, the Company had a gross receivable balance of $3.7 million and a reserve of $2.9 million, leaving a net receivable of $0.8 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as filed with the SEC, and include the following:

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

●

we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation;

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
●

our company-owned distribution center which services the majority of our stores in North America and our third-party distribution center providers used in the western United States and Europe may experience disruptions in their ability to support our stores or may operate inefficiently;

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
●

fluctuations in our operating results could reduce our cash flow and we may be unable to repurchase shares at all or at the times or in the amounts we desire or the results of our share repurchase program may not be as beneficial as we would like;

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of August 4, 2018, we operated 365 stores globally and had 96 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites, third party e-commerce marketplaces, franchisee sites and through third party retail locations under wholesale agreements.

Our company is in the late stages of the execution of a multi-year turnaround plan that was initiated in 2013 to improve both sales and profitability with the goal of achieving sustained profitability. In the second quarter of 2018, we continued to evolve and execute our strategic plan with key initiatives in the areas outlined below, which are intended to drive long-term shareholder value:

• Development of our experiential retail model to diversify and expand the impact and reach of our brand globally

• Simultaneously, leverage the power of our brand and intellectual properties to build margin accretive revenue streams

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

Selected financial data attributable to each segment for the thirteen and twenty-six week periods ended August 4, 2018 and July 29, 2017 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Strategy

We expect to improve consolidated sales and profit through the following key initiatives:

●

Development of our experiential retail model to diversify and expand the impact and reach of our brand globally: We expect to continue to diversify our real estate portfolio to focus on places where families are increasingly going to shop or going for entertainment. We have been actively identifying and securing more tourist locations. We also expect to continue to diversify our store portfolio inclusive of a new, lower capital, more flexible “concourse shop” model. We expect to continue to make improvements to our aged store fleet by leveraging our new Discovery format in conjunction with select natural lease events. Overall, these locations continue to perform ahead of heritage locations in both sales and profitability. In addition, we expect to continue to grow e-commerce sales. We expect to expand globally through existing and new franchise agreements including the recently added franchises in China and India.

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

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Twenty-six weeks ended
	August 4, 2018				July 29, 2017
	North				North
	America	Europe	Asia	Total	America	Europe	Asia	Total
Beginning of period	294	59	1	354	277	60	1	338
Opened	15	-	-	15	22	-	-	22
Closed	(2)	(2)	-	(4)	(5)	(2)	-	(7)
End of period	307	57	1	365	294	58	1	353

During 2018, we expect to continue to make improvements to our aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. As of August 4, 2018, 34% of our store base was in an updated Discovery design.  We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible in part by concourse shops. Concourse shops are stand-alone retail units that occupy approximately 200 square feet designed to be operated in open, concourse areas of malls or other covered pedestrian areas. We currently expect to have 40 to 45 concourse shops open by the end of fiscal 2018.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of August 4, 2018, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017
Beginning of period	100	92
Opened	7	8
Closed	(11)	(11)
End of period	96	89

In the ordinary course of business, we anticipate signing additional master franchise agreements and terminating other such agreements. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom and Ireland. We continue to expect franchisees to leverage the new formats that have been developed for our corporately-managed operations and sourcing changes that have significantly reduced the capital and expenses required to open stores. We expect to continue to develop market expansion through both new and existing franchisees in 2018 and beyond. For example, our new China franchise partner operates three locations and plans to open up to 10 locations by the end of fiscal year 2018.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017

Revenues:
Net retail sales	97.4%	96.5%	97.7%	96.9%
Commercial revenue	1.3	2.6	1.2	2.4
International franchising revenue	1.3	0.9	1.1	0.7
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	57.5	55.4	56.6	53.8
Cost of merchandise sold - commercial (1)	56.0	46.9	51.6	50.4
Cost of merchandise sold - international franchising (1)	54.1	36.1	50.3	22.7
Total cost of merchandise sold	57.4	55.0	56.5	53.5
Consolidated gross profit	42.6	45.0	43.5	46.5

Selling, general and administrative expense	45.6	45.2	44.6	44.0
Interest expense (income), net	0.0	(0.0)	0.0	0.0
Income (loss) before income taxes	(3.1)	(0.2)	(1.1)	2.5
Income tax expense (benefit)	(0.9)	(0.3)	(0.2)	0.9
Net income (loss)	(2.2)	0.1	(0.9)	1.6

Retail Gross Margin (2)	42.5%	44.6%	43.4%	46.2%

(1)

Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue. Cost of merchandise sold – international franchising is expressed as a percentage of international franchising revenue.

(2)	Retail gross margin represents net retail sales less cost of merchandise sold - retail; retail gross margin percentage represents retail gross margin divided by net retail sales.

Thirteen weeks ended August 4, 2018 compared to thirteen weeks ended July 29, 2017

Total revenues. Consolidated revenues rose 5.0%, including an 8.7% increase in North America and a 14.9% decrease in Europe inclusive of a 14.4% increase in consolidated e-commerce. Notably, the European results reflected the impact caused by the ongoing uncertainty surrounding Brexit, as well as the May 2018 implementation of new privacy laws, which restricted our ability to directly market to guests.

Net retail sales for the thirteen weeks ended August 4, 2018 were $81.0 million, compared to $76.4 million for the thirteen weeks ended July 29, 2017, an increase of $4.6 million, or 6.1%. The components of this increase are as follows:

Thirteen weeks ended
August 4, 2018
(dollars in millions)
Increase in existing store and e-commerce sales	$5.7
Impact of store closures	(4.0)
Increase from new stores	3.4
Impact of foreign currency exchange rates	0.4
Change in deferred revenue estimates and accounting treatment, including gift card breakage	(0.9)
$4.6

The revenue increase was driven primarily by the mid-July launch of a new benefit to our Bonus Club loyalty members targeting the birthday celebrations of children in which the price paid for our special ‘Birthday Treat Bear’ is the age they are turning in their birthday month. The program (“Count Your Candles”) was launched with a one-day event that offered all Bonus Club members the opportunity to ‘pay their age’ for any furry friend in a store (“Pay Your Age Day”). The increased revenue from the promotion, follow-on vouchers and ongoing birthday program more than offset the $2.8 million impact from the January 2018 closure of our previously most productive store and the adoption of the new revenue recognition standard (See Note 1 — Basis of Presentation and Note 2 — Revenue for additional information). In addition, revenue continued to be impacted by the Toys“R”Us liquidation proceedings which we believe negatively impacted stores particularly those in close proximity to Toys“R”Us liquidating locations during the first two months of the quarter, as well as the aforementioned European drivers.

Commercial revenue was $1.1 million for the thirteen weeks ended August 4, 2018 compared to $2.1 million for the thirteen weeks ended July 29, 2017. The $1.0 million decrease related primarily to the timing of the prior year’s wholesale orders.

Retail gross margin. Retail gross margin dollars increased $0.4 million to $34.4 million for the thirteen weeks ended August 4, 2018 compared to the thirteen weeks ended July 29, 2017, while the retail gross margin rate declined 210 basis points to 42.5%. The rate decline was driven by contraction in merchandise margin due to the higher promotional activity associated with the Count Your Candles and Pay Your Age Day events covering the final four weeks of the quarter, partially offset by the leverage of fixed occupancy costs.  The decrease in gross margin rate also included an expected 50-basis point impact from adoption of the new revenue recognition standard.

Selling, general and administrative. Selling, general and administrative expenses (“SGA”) were $37.9 million for the thirteen weeks ended August 4, 2018, or 45.6% of total revenues, a 40-basis point increase compared to the thirteen weeks ended July 29, 2017. The increase in SGA was primarily driven by store labor and costs related to the stronger sales trend at the end of the thirteen weeks ended August 4, 2018 as well as unfavorable currency exchange rates.

Interest expense (income), net. Interest expense (income) was less than $0.1 million for both the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively.

Provision for income taxes. The income tax provision was a benefit of $0.7 million with a tax rate of 29.3% for the thirteen weeks ended August 4, 2018 as compared to $0.2 million for the thirteen weeks ended July 29, 2017.  In the second quarter of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings. In the second quarter of fiscal 2017, the effective tax rate differed from the statutory rate of 34% primarily due to the effect of discrete tax items. The statutory rate decreased to 21% as a result of the enactment of the Tax Cut and Jobs Act on December 22, 2017.

Twenty-six weeks ended August 4, 2018 compared to twenty-six weeks ended July 29, 2017

Total revenues. Net retail sales for the twenty-six weeks ended August 4, 2018 were $162.5 million, compared to $165.1 million for the twenty-six weeks ended July 29, 2017, a decrease of $2.6 million, or 1.6%. The components of this decrease are as follows:

Twenty-six weeks ended
August 4, 2018
(dollars in millions)
Decrease in existing store and e-commerce sales	$(2.1)
Impact of store closures	(8.3)
Increase from new stores	7.5
Impact of foreign currency exchange rates	2.2
Change in deferred revenue estimates and accounting treatment, including gift card breakage	(1.9)
$(2.6)

The decrease in net retail sales included the $1.3 million impact from the adoption of the new revenue recognition standard (See Note 1 — Basis of Presentation and Note 2 — Revenue for additional information). In addition, our previously most productive store closed in January 2018 and Toys“R”Us conducted liquidation proceedings which we believe negatively impacted sales at our stores, particularly those in closer proximity to a liquidating Toys“R”Us location, partially offset by revenue increase associated with the Pay Your Age events.

Commercial revenue was $2.1 million for the twenty-six weeks ended August 4, 2018 compared to $4.1 million for the twenty-six weeks ended July 29, 2017. The $2.0 million decrease related primarily to the timing of the prior year's wholesale orders.

Retail gross margin. Retail gross margin was $70.5 million for the twenty-six weeks ended August 4, 2018 compared to $76.3 million for the twenty-six weeks ended July 29, 2017, a decrease of $5.8 million, or 7.7%. As a percentage of net retail sales, retail gross margin was 43.4% for the twenty-six weeks ended August 4, 2018 compared to 46.2% for the twenty-six weeks ended July 29, 2017. This 280 basis-point gross margin decrease was largely driven by contraction in merchandise margin due to the higher promotional activity associated with the Pay Your Age events.

Selling, general and administrative (“SGA”). SGA was $74.3 million for the twenty-six weeks ended August 4, 2018, compared to $75.0 million for the twenty-six weeks ended July 29, 2017, a decrease of $0.7 million, or 1.0%. The decrease in SGA was primarily due to reduced advertising spend, partially offset by store labor and costs related to the stronger sales trend at the close of the thirteen weeks ended August 4, 2018.

Interest expense (income), net. Interest expense (income) was less than $0.1 million for both the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.

Provision for income taxes. The income tax provision was a benefit of $0.5 million with a tax rate of 23.9% for the twenty-six weeks ended August 4, 2018 as compared to income tax expense of $1.6 million with a tax rate of 37.3% for the twenty-six weeks ended July 29, 2017.  In the first half of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings.  In the first half of fiscal 2017, the effective tax rate differed from the statutory rate of 34% primarily due to the effect of discrete tax items.  The statutory rate decreased to 21% as a result of the enactment of the Tax Cut and Jobs Act on December 22, 2017.

 Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our existing store and e-commerce sales; (3) fluctuations in the profitability of our stores; (4) changes in foreign currency exchange rates; (5) the timing and frequency of the sales of licensed products tied to major theatrical releases, our marketing initiatives, including national media and other public relations events; (6) the timing of our store openings and closings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

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

As a retailer that has toy products as part of our revenue model, our sales are highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot assure you that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2014 fiscal fourth quarter had 14 weeks and the transition period ended February 3, 2018 had five weeks.

Liquidity and Capital Resources

Our cash requirements are primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. We have access to additional cash through our revolving line of credit that has been in place since 2000.

A summary of our operating, investing and financing activities are shown in the following table (dollars in thousands):

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017
Net cash provided by (used in) operating activities	$7,762	$(5,343)
Net cash used in investing activities	(7,029)	(9,326)
Net cash used in financing activities	(1,833)	(495)
Effect of exchange rate changes on cash	(1)	(296)
Net decrease in cash	$(1,101)	$(15,460)

Operating Activities. Cash provided by operating activities increased $11.3 million for the twenty-six weeks ended August 4, 2018, as compared to the twenty-six weeks ended July 29, 2017. Generally, changes in cash from operating activities are driven by changes in net income and changes in operating assets and liabilities. This increase in cash from operating activities was primarily due to the timing of inventory and payroll payments.

Investing Activities. Cash used in investing activities decreased $2.3 million for the twenty-six weeks ended August 4, 2018, as compared to the twenty-six weeks ended July 29, 2017. Cash used in investing activities during the twenty-six weeks ended August 4, 2018 primarily related to store construction and upgrades, and purchases of information technology infrastructure partially offset by the benefit of an insurance claim. Cash used in investing activities during the twenty-six weeks ended July 29, 2017 primarily related to store construction and upgrades as well as purchases of information technology infrastructure.

Financing Activities. Financing activities used cash of $1.8 million for the twenty-six weeks ended August 4, 2018, including $1.4 million in purchases of our common stock and $0.4 million related to stock-based compensation. In the twenty-six weeks ended July 29, 2017, financing activities used cash of $0.5 million primarily related to stock-based compensation. No borrowings were made under our line of credit in either the twenty-six weeks ended August 4, 2018 or July 29, 2017.

Capital Resources. As of August 4, 2018, we had a consolidated cash balance of $20.4 million and approximately two-thirds of this balance was domiciled within the United States. We also have a line of credit which we can use to finance capital expenditures and working capital needs throughout the year. On May 4, 2017, we amended the credit agreement, extending the expiration date to December 31, 2018 and increasing the amount of permitted lease and rental payments for personal property from $100,000 to $1.0 million. The bank line provides availability of $35.0 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement, and we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of August 4, 2018: (i) we were in compliance with all covenants; (ii) there were no borrowings under our line of credit; and (iii) there was approximately $35.0 million available for borrowing under the line of credit. We may incur borrowings in amounts that are expected to fluctuate throughout the remainder of the year and all of which we expect to repay before the end of the fiscal year.

In fiscal 2018, we expect to spend a total of $15 to $18 million on capital expenditures. Capital spending through the twenty-six weeks ended August 4, 2018 totaled $7.1 million, on track with our full year plans. Capital spending in fiscal 2018 is expected to primarily support our store activity, including both remodels and new stores and investments in information technology infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2018.

In August 2017, our Board of Directors authorized a share repurchase program of up to $20 million. This program authorized us to purchase up to $20 million of our common stock in the open market (including through 10b5-1 trading plans), or through privately negotiated transactions. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through September 30, 2020, and does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. Under this program through August 4, 2018, we repurchased approximately 1.2 million shares at an average price of $8.77 per share for an aggregate amount of $10.7 million.

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

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recently Issued Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017 as filed with the SEC on March 15, 2018.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 4, 2018, the end of the period covered by this Quarterly Report.

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

In fiscal 2018, we implemented a new enterprise resource planning (“ERP”) system by transitioning certain of our corporate operations, including corporate general ledger, corporate procurement and payments, non-retail order to cash and corporate cash management functions to the new ERP system.

We have modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting and we will continue to evaluate the operating effectiveness of related key internal controls during subsequent periods.

With the exception of the implementation of our ERP solution, no change in our internal control over financial reporting occurred during the fiscal quarter ended August 4, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017 as filed with the Securities and Exchange Commission on March 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 6, 2018 – June 2, 2018	167	$8.85	-	$9,993,666
June 3, 2018 – July 7, 2018	90,998	7.71	90,777	9,293,740
July 8, 2018 – August 4, 2018	212	8.15	-	9,293,740
Total	91,377	$7.71	90,777	$9,293,740

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

Date: September 13, 2018

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)