Form 10-Q
period 2018-11-03
BUILD A BEAR WORKSHOP INC
filed 2018-12-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 7, 2018, there were 14,956,224 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	November 3,	December 30,	October 28,
	2018	2017	2017
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,631	$30,445	$11,381
Inventories	57,309	53,136	62,854
Receivables	12,962	13,302	8,717
Prepaid expenses and other current assets	16,848	13,346	9,102
Total current assets	95,750	110,229	92,054

Property and equipment, net	73,343	77,751	76,876
Deferred tax assets	6,783	6,381	11,391
Other intangible assets, net	887	995	1,182
Other assets, net	2,091	2,633	2,546
Total Assets	$178,854	$197,989	$184,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,179	$18,942	$18,595
Accrued expenses	7,559	15,189	12,839
Gift cards and customer deposits	18,580	33,926	29,198
Short-term borrowings	7,250	-	-
Deferred revenue and other	2,006	1,806	2,208
Total current liabilities	53,574	69,863	62,840

Deferred rent	18,066	17,906	17,904
Deferred franchise revenue	1,557	1,208	492
Other liabilities	1,765	1,697	1,280
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at November 3, 2018, December 30, 2017 and October 28, 2017	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,956,711, 15,515,960 and 15,917,449 shares, respectively	150	155	159
Additional paid-in capital	68,274	68,962	70,215
Accumulated other comprehensive loss	(12,049)	(11,562)	(11,973)
Retained earnings	47,517	49,760	43,132
Total stockholders' equity	103,892	107,315	101,533
Total Liabilities and Stockholders' Equity	$178,854	$197,989	$184,049

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017

Revenues:
Net retail sales	$65,298	$74,441	$227,760	$239,567
Commercial revenue	2,171	1,196	4,245	5,320
International franchising	1,225	514	3,051	1,647
Total revenues	68,694	76,151	235,056	246,534

Costs and expenses:
Cost of merchandise sold - retail	42,129	43,267	134,115	132,062
Cost of merchandise sold - commercial	773	502	1,843	2,581
Cost of merchandise sold - international franchising	731	56	1,650	313
Total cost of merchandise sold	43,633	43,825	137,608	134,956
Consolidated gross profit	25,061	32,326	97,448	111,578
Selling, general and administrative expense	35,069	36,196	109,334	111,204
Interest expense (income), net	(16)	7	5	(9)
Income (loss) before income taxes	(9,992)	(3,877)	(11,891)	383
Income tax expense (benefit)	(3,928)	(1,350)	(4,381)	237
Net income (loss)	$(6,064)	$(2,527)	$(7,510)	$146

Foreign currency translation adjustment	(34)	(72)	(1,249)	523
Comprehensive (loss) income	$(6,098)	$(2,599)	$(8,759)	$669

Income (loss) per common share:
Basic	$(0.42)	$(0.16)	$(0.51)	$0.01
Diluted	$(0.42)	$(0.16)	$(0.51)	$0.01

Shares used in computing common per share amounts:
Basic	14,590,614	15,599,675	14,597,255	15,602,498
Diluted	14,590,614	15,599,675	14,597,255	15,780,253

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-nine weeks ended
	November 3,	October 28,
	2018	2017

Cash flows used in operating activities:
Net income	$(7,510)	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,186	12,057
Stock-based compensation	2,624	2,815
Asset impairment	626	69
Deferred taxes	(3,207)	(381)
Provision for doubtful accounts	-	344
(Gain) Loss on disposal of property and equipment	66	(95)
Change in assets and liabilities:
Inventories	(174)	(5,617)
Receivables	(4,116)	1,668
Prepaid expenses and other assets	(3,803)	(1,702)
Accounts payable and accrued expenses	(6,230)	(6,416)
Lease related liabilities	1,071	2,319
Gift cards and customer deposits	(637)	(5,039)
Deferred revenue	149	(398)
Net cash used in operating activities	(8,955)	(230)
Cash flows used in investing activities:
Purchases of property and equipment	(8,853)	(14,225)
Purchases of other assets and other intangible assets	-	(286)
Proceeds from property insurance	84	310
Net cash used in investing activities	(8,769)	(14,201)
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(134)	(467)
Borrowings under line of credit	7,250	-
Payments made under capital leases	(72)	(60)
Purchases of Company's common stock	(1,927)	(998)
Net cash provided by (used in) financing activities	5,117	(1,525)
Effect of exchange rates on cash	(261)	(359)
Net decrease in cash and cash equivalents	(12,868)	(16,315)
Cash and cash equivalents, beginning of period	21,499	27,696
Cash and cash equivalents, end of period	$8,631	$11,381
Supplemental disclosure of cash flow information:
Net cash paid during the period for income taxes	$2,320	$1,010

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

Change in Fiscal Year

In January 2018, the Company's Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. This change was effective following the end of the Company's 2017 fiscal year. The first 12-month fiscal year under the new calendar will encompass February 4, 2018 through February 2, 2019. Recast historical unaudited financial information for the thirteen and thirty-nine weeks ended October 28, 2017 is included in the consolidated financial statements and accompanying notes.

Recent Accounting Pronouncements – Adopted in the current year

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This standard amends the existing guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). During the thirteen weeks ended November 3, 2018, the Company adopted this standard and it did not have a material impact on the condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, that codified SEC Staff Accounting Bulletin (“SAB”) No. 118, as it relates to allowing for recognition of provisional amounts related to the U.S. Tax Cuts and Jobs Act (“TCJA”) in the event that the accounting is not complete and a reasonable estimate can be made. Where necessary information is not available, prepared, or analyzed to determine a reasonable estimate, no provisional amount should be recorded. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. The Company has applied the guidance in this update to its financial statements for the thirty-nine weeks ended November 3, 2018 and will finalize and record any adjustments related to the TCJA within the one year measurement period.

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

The following tables reflect the impact of adoption of ASC 606 for select accounts on the Company’s condensed consolidated statement of income for the thirteen and thirty-nine weeks ended November 3, 2018 and its condensed consolidated balance sheet as of November 3, 2018 and the amounts as if the previous standards were in effect (“Without Adoption of ASC 606”) (dollars in thousands):

	For the thirteen weeks ended November 3, 2018			For the thirty-nine weeks ended November 3, 2018
Income Statement	As Reported	Without adoption of ASC 606	Effect of Change	As Reported	Without adoption of ASC 606	Effect of Change

Income Statement
Net retail sales	$65,298	$66,039	$(741)	$227,760	$229,842	$(2,082)
Commercial revenue	2,171	2,171	-	4,245	4,245	-
International franchising	1,225	1,225	-	3,051	3,051	-

Total revenues	68,694	69,435	(741)	235,056	237,138	(2,082)

Total costs and expenses	-	-	-	-	-	-
Income tax expense	(3,928)	(3,637)	291	(4,381)	(3,614)	767
Net loss	$(6,064)	$(5,614)	$(450)	$(7,510)	$(6,195)	$(1,315)

	November 3, 2018
Balance Sheet	As Reported	Without adoption of ASC 606	Effect of Change
Liabilities
Accrued expenses (1)	$7,559	$8,175	$616
Gift cards and customer deposits (1)	18,580	28,795	10,215

Stockholders’ equity
Retained earnings (1)	47,517	39,579	(7,938)
Net effect of Change in Liabilities and Stockholders' equity			$2,893

(1) - The impact on the balances without adoption of ASC 606 includes the activity for the thirty-nine weeks ended November 3, 2018, and the December 31, 2017 adjustment.

The impact of adoption of ASC 606 on the Company's condensed consolidated statement of cash flows from operating activities for the thirteen and thirty-nine weeks ended November 3, 2018 was not significant.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASU 2016-02), which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 will be effective for the Company beginning in fiscal 2019. In 2017, the Company established a cross-functional team to use a detailed approach to assess the impact of the new standard. The Company is in the process of implementing new lease accounting software to assess the portfolio of leases, assist in the quantification of the expected impact on the consolidated balance sheet and to facilitate the calculations of the related accounting entries and disclosures. Lease data, required for lease accounting, has been extracted and loaded into the software solution. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on its consolidated financial statements, the Company expects the new standard to have a material impact on the consolidated balance sheet with the addition of significant right-of-use assets and related liabilities because the Company's retail location leases are currently deemed to be operating leases.

2. Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with ASC 606 which was adopted December 31, 2017 (See Note 1— Basis of Presentation and Note 7 — Stockholder's Equity for additional information). The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 10 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents nearly 97% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-tenth of one percent due to the interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value add and other taxes paid by its customers.

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Historically, most gift card redemptions have occurred within three years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regards to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

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

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreement are ongoing and include operations and product development support and training, generally concentrated around new store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue on the consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee which generally occurs upon delivery to the customer.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	November 3,	December 30,	October 28,
	2018	2017	2017
Prepaid occupancy	$7,767	$7,688	$2,737
Prepaid income taxes	3,315	887	871
Other	5,766	4,771	5,494
Total	$16,848	$13,346	$9,102

As of November 3, 2018, prepaid income taxes reflect the impact of seasonality on the timing of income tax payments as well as the payments related to the one fiscal month transition period for the change in fiscal year.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	November 3,	December 30,	October 28,
	2018	2017	2017
Accrued wages, bonuses and related expenses	$3,064	$5,863	$7,844
Sales tax payable	1,203	4,858	2,013
Accrued rent and related expenses	3,007	3,679	3,014
Current income taxes payable	285	789	(32)
Total	$7,559	$15,189	$12,839

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

For the thirteen and thirty-nine weeks ended November 3, 2018, selling, general and administrative expense includes $0.9 million and $2.6 million, respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended October 28, 2017, selling, general and administrative expense includes $0.8 million and $2.8 million, respectively, of stock-based compensation expense. As of November 3, 2018, there was $3.9 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.4 years.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended November 3, 2018:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, February 4, 2018	791,567	$9.67
Granted	213,687	8.60
Exercised	(53,040)	5.20
Forfeited	—	-
Canceled or expired	—	-
Outstanding, November 3, 2018	952,214	$9.68

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirty-nine weeks ended November 3, 2018:

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 4, 2018	357,412	$10.96	289,615	$13.66
Granted	205,434	8.67	83,256	8.60
Vested	(177,960)	11.82	(6,323)	20.58
Forfeited	(1,391)	13.64	(1,280)	13.69
Canceled or expired	—	—	(50,000)	20.80
Outstanding, November 3, 2018	383,495	$9.33	315,268	$11.05

The total fair value of shares vested during the thirty-nine weeks ended November 3, 2018 and October 28, 2017 was $2.2 million and $2.3 million, respectively.

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

The outstanding performance shares as of November 3, 2018 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2016 - 2018 consolidated cumulative total revenues	148,115
2017 - 2019 consolidated pre-tax income growth objectives	83,897
2018 - 2020 consolidated total revenue growth objectives	20,756
2018 - 2020 consolidated pre-tax income growth objectives	62,500
Performance shares outstanding, November 3, 2018	315,268

6. Income Taxes

The effective tax rate was 39.3% and 36.8% for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, compared to 34.8% and 61.9% for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. The 2018 effective tax differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings. The fiscal 2017 effective tax rate differed from the statutory rate of 34% primarily due to the effect of discrete tax items.

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

7. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen and thirty-nine week periods ended November 3, 2018 and October 28, 2017:

	For the thirteen weeks ended November 3, 2018					For the thirteen weeks ended October 28, 2017

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$150	$67,383	$(12,015)	$53,811	$109,329	$160	$69,936	$(11,901)	$46,169	$104,364
Share repurchase and retirement	(1)	(267)		(230)	(498)	(1)	(487)		(510)	(998)
Stock-based compensation		935			935		776			776
Shares issued under employee stock plans	1	223			224		(10)			(10)
Other comprehensive loss			(34)		(34)			(72)		(72)
Net income				(6,064)	(6,064)				(2,527)	(2,527)
Balance, ending	150	68,274	(12,049)	47,517	$103,892	159	70,215	(11,973)	43,132	101,533

	For the thirty-nine weeks ended November 3, 2018					For the thirty-nine weeks ended October 28, 2017

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$150	$66,843	$(10,800)	$55,908	$112,101	$159	$68,355	$(12,496)	$43,496	$99,514
Share repurchase and retirement	(2)	(1,058)		(867)	(1,927)	(1)	(487)		(510)	(998)
Stock-based compensation		2,624			2,624		2,815			2,815
Shares issued under employee stock plans	2	(153)			(151)	1	(468)			(467)
Other		18		(14)	4
Other comprehensive loss			(1,249)		(1,249)			523		523
Net income				(7,510)	(7,510)				146	146
Balance, ending	150	68,274	(12,049)	47,517	103,892	159	70,215	(11,973)	43,132	101,533

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million. From the date of such authorization through November 3, 2018, the Company has repurchased 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million.

8. Income per Share

The Company uses the two-class method to compute basic and diluted net income or loss per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$(6,064)	$(2,527)	$(7,510)	$146
Less: Earnings allocated to participating securities	-	-	-	2
Net income	$(6,064)	$(2,527)	$(7,510)	$144

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,590,614	15,599,675	14,597,255	15,602,498
Dilutive effect of share-based awards:	-	-	-	177,755
Weighted average number of common shares outstanding - dilutive	14,590,614	15,599,675	14,597,255	15,780,253
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.42)	$(0.16)	$(0.51)	$0.01
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.42)	$(0.16)	$(0.51)	$0.01

In calculating diluted income per share for the thirteen and thirty-nine week periods ended November 3, 2018, options to purchase 594,183 and 563,661 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine week periods ended October 28, 2017, the number of options to purchase common shares that were excluded from the calculation were 381,738 and 328,050 shares, respectively.

9. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at November 3, 2018 and October 28, 2017 was comprised entirely of foreign currency translation. For the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, there were no reclassifications out of accumulated other comprehensive loss.

10. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed stores in the United States, Canada, the United Kingdom, Ireland, Denmark and China and other retail delivery operations, including the Company’s e-commerce sites and temporary stores. The international franchising segment includes the activities of the Company’s franchisees with store locations in Europe (outside of the United Kingdom, Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended November 3, 2018
Net sales to external customers	$65,298	$2,171	$1,225	$68,694
Income (loss) before income taxes	(11,406)	1,054	360	(9,992)
Capital expenditures	1,742	-	-	1,742
Depreciation and amortization	4,022	-	26	4,048
Thirteen weeks ended October 28, 2017
Net sales to external customers	$74,441	$1,196	$514	$76,151
Income (loss) before income taxes	(4,788)	472	439	(3,877)
Capital expenditures	5,185	-	-	5,185
Depreciation and amortization	4,149	1	15	4,165
Thirty-nine weeks ended November 3, 2018
Net sales to external customers	$227,760	$4,245	$3,051	$235,056
Income (loss) before income taxes	(14,577)	1,705	981	(11,891)
Capital expenditures	8,853	-	-	8,853
Depreciation and amortization	12,159	1	26	12,186
Thirty-nine weeks ended October 28, 2017
Net sales to external customers	$239,567	$5,320	$1,647	$246,534
Income (loss) before income taxes	(2,316)	2,194	505	383
Capital expenditures	14,511	-	-	14,511
Depreciation and amortization	12,008	2	47	12,057

Total Assets as of:
November 3, 2018	$166,833	$6,625	$5,396	$178,854
October 28, 2017	175,957	6,045	2,047	184,049

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended November 3, 2018
Net sales to external customers	$56,440	$11,575	$679	$68,694
Thirteen weeks ended October 28, 2017
Net sales to external customers	$61,165	$15,372	$(386)	$76,151
Thirty-nine weeks ended November 3, 2018
Net sales to external customers	$198,372	$35,005	$1,679	$235,056
Property and equipment, net	64,249	9,075	19	73,343
Thirty-nine weeks ended October 28, 2017
Net sales to external customers	$204,128	$41,874	$532	$246,534
Property and equipment, net	67,479	9,364	33	76,876

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

Assessments made by the United Kingdom customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The United Kingdom customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of November 3, 2018, the Company had a gross receivable balance of $3.8 million and a reserve of $3.0 million, leaving a net receivable of $0.8 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of November 3, 2018, we operated 371 stores globally and had 94 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites, third party e-commerce marketplaces, franchisee sites and through third party retail locations under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-consumer (“DTC”) – Corporately-managed retail stores located in the United States, the United Kingdom, Canada, China, Denmark, Ireland and Puerto Rico and two e-commerce sites;
•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and
•

International Franchising – Sales-based royalties and merchandise, including supplies and fixture sales, as well as development fees and other revenue from international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen and thirty-nine week periods ended November 3, 2018 and October 28, 2017 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Strategy

We expect to improve consolidated sales and profit through the following key initiatives:

●

Development of our experiential retail model to diversify and expand the impact and reach of our brand globally: We expect to continue to diversify our real estate portfolio to focus on places where families are increasingly going to shop or going for entertainment. We have been actively identifying and securing more tourist locations. We also expect to continue to diversify our store portfolio inclusive of a new, lower capital, more flexible “concourse shop” model. We expect to continue to make improvements to our aged store fleet by leveraging our new Discovery format in conjunction with select natural lease events such as lease renewals or terminations. Overall, these locations continue to perform ahead of heritage locations in both sales and profitability. In addition, we expect to continue to grow e-commerce sales. We expect to expand globally through existing and new franchise agreements including the recently added franchises in China and India.

●

Leverage the power of our brand and intellectual properties to build margin accretive revenue streams: To meet the needs of our core consumer base (girls and boys ages 3 to 12) while systematically building secondary consumer segments (including collectors, gift-givers and teen-plus), we expect to continue to develop and expand offerings of successful intellectual properties balanced with core products and a comprehensive program of key licensed products. We expect to leverage the power of both our Build-A-Bear brand as well as our other intellectual properties to further develop our outbound licensed programs and expand these and other margin accretive revenue streams. We also expect to build the entertainment aspects of our business model as we continue to develop content to connect with consumers beyond our retail stores including mobile apps, music videos and other entertainment opportunities to increase engagement, improve efficiency and lead to profitable sales growth.

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

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirty-nine weeks ended
	November 3, 2018				October 28, 2017
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	294	59	1	354	277	60	1	338
Opened	27	1		28	26	1	-	27
Closed	(9)	(2)		(11)	(11)	(3)	-	(14)
End of period	312	58	1	371	292	58	1	351

During 2018, we have continued to make improvements to our aged store fleet by leveraging the new Discovery format in conjunction with select natural lease events. As of November 3, 2018, 37% of our store base was in an updated Discovery design.  We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible in part by concourse shops. Concourse shops are stand-alone retail units that occupy approximately 200 square feet designed to be operated in open, concourse areas of malls or other covered pedestrian areas.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of November 3, 2018, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	November 3, 2018	October 28, 2017
Beginning of period	100	92
Opened	11	11
Closed	(17)	(14)
End of period	94	89

In the ordinary course of business, we anticipate signing additional master franchise agreements and terminating other such agreements. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the United Kingdom and Ireland. We continue to expect franchisees to leverage the new formats that have been developed for our corporately-managed operations and sourcing changes that have significantly reduced the capital and expenses required to open stores. We expect to continue to develop market expansion through both new and existing franchisees in 2018 and beyond. For example, our new China franchise partner operates four locations and plans to open up to 10 locations by the end of fiscal year 2018. In addition, we have made progress to open our first stores in India by the end of fiscal year 2018.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017

Revenues:
Net retail sales	95.0%	97.7%	96.9%	97.2%
Commercial revenue	3.2	1.6	1.8	2.2
International franchising	1.8	0.7	1.3	0.7
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	64.5	58.1	58.9	55.1
Cost of merchandise sold - commercial (1)	35.6	42.0	43.4	48.5
Cost of merchandise sold - international franchising (1)	59.7	10.9	54.1	19.0
Total cost of merchandise sold	63.5	57.6	58.5	54.7
Consolidated gross profit	36.5	42.4	41.5	45.3
Selling, general and administrative	51.1	47.5	46.5	45.1
Interest expense (income), net	(0.0)	0.0	0.0	(0.0)
Income before income taxes	(14.5)	(5.1)	(5.1)	0.2
Income tax (benefit) expense	(5.7)	(1.8)	(1.8)	0.1
Net income (loss)	(8.8)	(3.3)	(3.2)	0.1

Retail Gross Margin	35.5%	41.9%	41.1%	44.9%

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

Thirteen weeks ended November 3, 2018 compared to thirteen weeks ended October 28, 2017

Total revenues. Consolidated revenues decreased 9.8%, including a 7.4% decrease in North America and a 23.1% decrease in Europe, and also inclusive of a 17.8% increase in consolidated e-commerce sales. European results continue to reflect the impact of the ongoing uncertainty surrounding Brexit, as well as the May 2018 implementation of new privacy laws, which severely inhibited the Company’s ability to directly market to guests.

Net retail sales for the thirteen weeks ended November 3, 2018 were $65.3 million, compared to $74.4 million for the thirteen weeks ended October 29, 2017, a decrease of $9.1 million, or 12.3%. The components of this decrease are as follows:

Thirteen Weeks Ended
November 3, 2018
(dollars in millions)
Decrease in existing store and ecommerce sales	$(8.1)
Increase from new stores	3.0
Impact of store closures	(3.3)
Impact of foreign currency translation	(0.3)
Change in deferred revenue estimates, including gift card breakage	(0.4)
$(9.1)

The revenue decrease was driven primarily by the strategic de-emphasis of our historically successful National Teddy Bear Day promotion to avoid the potential of long lines and frustrated guests on the heels of the Pay Your Age Day events in mid-July 2018. Second, our U.K. business continued to decline due to a challenging retail environment brought on by Brexit and the May 2018 implementation of new privacy laws that have significantly inhibited our ability to build our contact database and market directly to our guests. Third, we had a negative $2.5 million impact from the January 2018 closure of our previously most productive store and the adoption of the new revenue recognition standard (See Note 1 — Basis of Presentation and Note 2 — Revenue for additional information). Finally, organic family traffic to traditional malls continued to struggle which we believe was exacerbated by the comparative lack of high impact animated films that tend to bring our target demographic to malls with co-located theaters. Historically, we have seen increased traffic and sales associated with child-friendly film releases.

Commercial revenue was $2.2 million for the thirteen weeks ended November 3, 2018 compared to $1.2 million for the thirteen weeks ended October 28, 2017. The $1.0 million increase related primarily to outbound brand licensing activity.

Retail gross margin. Retail gross margin dollars decreased $8.0 million to $23.2 million compared to the fiscal 2017 third quarter. The retail gross margin rate declined 640 basis points to 35.5% including approximately 150 basis points related to non-cash store impairment charges outside of the U.S. and the adoption of the new revenue recognition standard as well as approximately 370 basis points related to the deleverage of fixed occupancy costs. The remaining decline was driven primarily by higher promotional activity related to the residual effects of Pay Your Age Day as well as the deleverage of warehouse distribution costs in the quarter. Notably, total occupancy and distribution costs were flat even with a higher store count resulting in a lower average cost per store.

Selling, general and administrative. Selling, general and administrative expenses (“SGA”) were $35.1 million for the thirteen weeks ended November 3, 2018, a decline of $1.1 million compared to the thirteen weeks ended October 28, 2017. The decrease was primarily driven by lower payroll and advertising costs.

Interest expense (income), net. Interest expense (income) was less than $0.1 million for both the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively.

Provision for income taxes.  The income tax provision was a benefit of $3.9 million with a tax rate of 39.3% for the thirteen weeks ended November 3, 2018 as compared to an income tax benefit of $1.4 million with a tax rate of 34.8% for the thirteen weeks ended October 28, 2017.  In the third quarter of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings. In the third quarter of fiscal 2017, the effective tax rate differed from the statutory rate of 34% primarily due to the effect of discrete items.

Thirty-nine weeks ended November 3, 2018 compared to thirty-nine weeks ended October 28, 2017

Total revenues. Net retail sales for the thirty-nine weeks ended November 3, 2018 were $227.8 million, compared to $239.6 million for the thirty-nine weeks ended October 28, 2017, a decrease of $11.8 million, or 4.9%. The components of this decrease are as follows:

Thirty-nine weeks ended
November 3, 2018
(dollars in millions)
Decrease in existing store and ecommerce sales	$(10.2)
Increase from new stores	10.4
Impact of store closures	(11.5)
Impact of foreign currency translation	1.9
Change in deferred revenue estimates, including gift card breakage	(2.4)
$(11.8)

The decrease in net retail sales included the $2.1 million impact from the adoption of the new revenue recognition standard (See Note 1 — Basis of Presentation and Note 2 — Revenue for additional information). In addition, our previously most productive store closed in January 2018 and Toys“R”Us conducted liquidation proceedings which we believe negatively impacted sales at our stores, particularly those in closer proximity to a liquidating Toys“R”Us location, during the first twenty-six weeks of fiscal 2018.

Commercial revenue was $4.2 million for the thirty-nine weeks ended November 3, 2018 compared to $5.3 million for the thirty-nine weeks ended October 28, 2017. The $1.1 million decrease related primarily to the nature and timing of the prior year's wholesale orders.

Retail gross margin. Retail gross margin was $93.6 million for the thirty-nine weeks ended November 3, 2018 compared to $107.5 million for the thirty-nine weeks ended October 28, 2017, a decrease of $13.9 million, or 12.9%. As a percentage of net retail sales, retail gross margin was 41.1% for the thirty-nine weeks ended November 3, 2018 compared to 44.9% for the thirty-nine weeks ended October 28, 2017. This 380 basis-point gross margin decrease was largely driven by  the deleverage in fixed occupancy and distributions costs, contraction in merchandise margin due to the higher promotional activity associated with the Pay Your Age events and approximately 70 basis points related to non-cash store impairment charges outside of the U.S. and the adoption of the new revenue recognition standard

.

Selling, general and administrative (“SGA”). SGA was $109.3 million for the thirty-nine weeks ended November 3, 2018, compared to $111.2 million for the thirty-nine weeks ended October 28, 2017, a decrease of $1.9 million, or 1.7%. The decrease in SGA was primarily due to reduced advertising spend and lower payroll costs.

Interest expense (income), net. Interest expense (income) was less than $0.1 million for both the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.

Provision for income taxes. The income tax provision was a benefit of $4.4 million with a tax rate of 36.8% for the thirty-nine weeks ended November 3, 2018 as compared to income tax expense of $0.2 million with a tax rate of 61.9% for the thirty-nine weeks ended October 28, 2017.  In the first thirty-nine weeks of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings.  In the first thirty-nine weeks of fiscal 2017, the effective tax rate differed from the statutory rate of 34% primarily due to the effect of discrete tax items.  The statutory rate decreased to 21% as a result of the enactment of the Tax Cut and Jobs Act on December 22, 2017.

 Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our existing store and e-commerce sales; (3) fluctuations in the profitability of our stores; (4) the timing and frequency of the sales of licensed products tied to major theatrical releases, our marketing initiatives, including national media and other public relations events; (5) changes in foreign currency exchange rates; (6) the timing of our store openings and closings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

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

A summary of our operating, investing and financing activities are shown in the following table (dollars in thousands):

	Thirty-nine weeks ended
	November 3,	October 28,
	2018	2017
Net cash used in operating activities	$(8,955)	$(230)
Net cash used in investing activities	(8,769)	(14,201)
Net cash provided by (used in) financing activities	5,117	(1,525)
Effect of exchange rates on cash	(261)	(359)
Net decrease in cash and cash equivalents	$(12,868)	$(16,315)

Operating Activities. Cash used in operating activities increased $8.7 million for the thirty-nine weeks ended November 3, 2018, as compared to the thirty-nine weeks ended October 28, 2017. This decrease in cash from operating activities was primarily driven by the higher net loss for the thirty-nine weeks ended November 3, 2018 as compared to the thirty-nine weeks ended October 28, 2017.

Investing Activities. Cash used in investing activities decreased $5.4 million for the thirty-nine weeks ended November 3, 2018, as compared to the thirty-nine weeks ended October 28, 2017. This decrease in cash from investing activities was primarily driven by a lower use of cash related to store construction and upgrades, and purchases of information technology infrastructure for the thirty-nine weeks ended November 3, 2018 as compared to the thirty-nine weeks ended October 28, 2017.

Financing Activities. Cash provided by financing activities increased $6.6 million for the thirty-nine weeks ended November 3, 2018, as compared to the thirty-nine weeks ended October 28, 2017. This increase in cash from financing activities was primarily driven by short-term borrowings of $7.3 million from our line of credit, partially offset by $0.9 million of additional purchases of our common stock for the thirty-nine weeks ended November 3, 2018 as compared to the thirty-nine weeks ended October 28, 2017.

Capital Resources. As of  November 3, 2018, we had a consolidated cash balance of $8.6 million and approximately 50% of this balance was domiciled within the United States. We also have a line of credit which we can use to finance capital expenditures and working capital needs throughout the year. On May 4, 2017, we amended the credit agreement, extending the expiration date to December 31, 2018 and increasing the amount of permitted lease and rental payments for personal property from $100,000 to $1.0 million. The bank line provides availability of $35.0 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. It also prohibits us from declaring dividends without the bank’s prior consent, unless such payment of dividends would not violate any terms of the credit agreement. We are also prohibited from repurchasing shares of our common stock unless such repurchase of shares would not violate any terms of the credit agreement, and we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.8%. Financial covenants include maintaining a minimum tangible net worth, maintaining a minimum fixed charge coverage ratio (as defined in the credit agreement) and not exceeding a maximum funded debt to earnings before interest, depreciation and amortization ratio. As of November 3, 2018: (i) we were in compliance with all covenants; (ii) there were $7.25 million in borrowings under our line of credit; and (iii) there was approximately $27.75 million available for borrowing under the line of credit. We may incur borrowings in amounts that are expected to fluctuate throughout the remainder of the year and all of which we expect to repay before the end of the fiscal year.

In fiscal 2018, we expect to spend a total of $14 to $15 million on capital expenditures. Capital spending through the thirty-nine weeks ended November 3, 2018 totaled $8.9 million, on track with our full year plans. Capital spending in fiscal 2018 is expected to primarily support our store activity, including both remodels and new stores, and investments in information technology infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2018.

In August 2017, our Board of Directors authorized a share repurchase program of up to $20 million. This program authorized us to purchase up to $20 million of our common stock in the open market (including through 10b5-1 trading plans), or through privately negotiated transactions. The primary source of funding for the program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through September 30, 2020, and does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. From the date of such authorization through November 3, 2018, we have repurchased 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 3, 2018, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Aug. 5, 2018 – Sep. 1, 2018	188	$8.35	-	$9,293,740
Sep. 2, 2018 – Oct. 6, 2018	46,870	$8.47	46,768	$8,897,650
Oct. 7, 2017 – Nov. 3, 2018	12,620	$8.17	12,500	$8,795,529
Total	59,678	$8.41	59,268	$8,795,529

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

Date: December 13, 2018

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)