Form 10-K
period 2019-02-02
BUILD A BEAR WORKSHOP INC
filed 2019-04-18
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $8.10 for the shares on the New York Stock Exchange on August 3, 2018) was $114.9 million as of August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 12, 2019, there were 14,924,619 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its June 6, 2019 Annual Meeting of Stockholders are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential,” “will,” “could,” “target,” “project,” “contemplate,” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance and the sufficiency of our cash generated from operations and borrowings under our credit facilities;

•	the anticipated effects of the change in our fiscal year end;

•	our anticipated operating strategies and future strategic expansion initiatives;

•	our future capital expenditures;

•	our anticipated rate of store relocations, openings and closures; and

•	our anticipated costs related to store relocations, openings and closures.

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

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” and “our” refer to Build-A-Bear Workshop, Inc. and, where appropriate, its subsidiaries.

The following discussion contains references to fiscal 2018 and fiscal 2017, which represent our fiscal years ending February 2, 2019 and December 30, 2017, respectively.

Change in Fiscal Year

In January 2018, the Company’s Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. The first 12-month fiscal year under the new calendar encompassed the 52-week period February 4, 2018 through February 2, 2019. As a result of the change, the Company had a five week transition period, December 31, 2017 through February 3, 2018. Results of the transition period are presented in this Annual Report Form 10-K for the year ending February 2, 2019. This change was effective following the end of the Company’s 2017 fiscal year and the financial and other information reported herein related to fiscal 2017 continues to be reported based on the Company’s prior fiscal year ended December 30, 2017.

PART I

ITEM 1.	BUSINESS

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is primarily a specialty retailer offering a “make your own stuffed animal” interactive retail-entertainment experience. As of February 2, 2019, we operated 373 corporately-managed locations, including 313 stores in the United States (“U.S.”) and Canada, 60 stores in the United Kingdom (“U.K.”), Ireland, Denmark, and China and had 97 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites, third-party marketplaces and franchisee sites and through retailer’s wholesale agreements.

Segments and Geographic Areas

Business is conducted through three reportable segments consisting of direct-to-consumer (“DTC”), commercial, and international franchising. Our reportable segments are primarily determined by the types of customers they serve and the types of products and services that they offer. Each reportable segment may operate in many geographic areas. Financial information related to our segments and the geographic areas in which we operate is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 15 — Segment Information to the consolidated financial statements for information regarding sales, results of operations and identifiable assets of the Company by business segment and geographic area.

Description of Operations

Currently, we primarily operate specialty stores that provide a “make your own stuffed animal” interactive entertainment experience in which guests, with the help of our associates, visit a variety of stations to “assemble” and customize a stuffed animal. Our concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of consumers by offering a relevant selection of premium products that meet high quality standards and are on trend. In addition, products are sold through e-commerce sites and franchise sites as well. Our store experience appeals to a broad range of age groups and demographics, including children, as well as their parents and grandparents, teens, adult collector and affinity consumers. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our e-commerce site, our mobile sites and apps as well as traditional and social media. Guests visit our stores for multiple reasons including interactive family experiences, birthdays, parties and other milestone occasions as well as to purchase gifts including the “gift of experience” that comes with a gift card. We believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand.

Our net sales are moderately seasonal. However, due to the change in our fiscal year-end from the Saturday closest to December 31, to the Saturday closest to January 31, we expect to realize more sales in our fiscal fourth quarter than in prior years.

We believe there are opportunities to leverage the strength of the Build-A-Bear brand and generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high quality brand that is emotionally connected with both kids and their parents.

Operating Strategies

In fiscal 2018, we continued to evolve and execute our strategic plan with key initiatives in the areas outlined below, which are intended to drive long-term shareholder value:

Channel Evolution through Diversifying Real Estate and Upgrading E-Commerce Capabilities

We continued to diversify our real estate portfolio to locations that families are increasingly going to shop and for entertainment, such as tourist destinations, cruise ships, holiday pop-up shops and mass merchandising locations in order to reach a broader consumer base. In addition, we are strategically managing the traditional mall portfolio and renegotiating leases to optimize the cash flow to fund investments needed to achieve our desired future state. Therefore, we have used favorable short-term extensions to maintain flexibility and optionality within our corporately-managed portfolio with over 60% of our leases across geographies expiring in the next three years.

In fiscal 2018, we added a new franchise agreement covering India and Sri Lanka. We intend to add new franchise agreements covering other markets in the future. Separately, we have seen positive results from investments in our upgraded e-commerce platform along with improved processes and an evolved digital strategy.

Product Expansion through Owned Intellectual Property Development, Relevant Licensing and Outbound Brand Licensing into New Categories

To meet the needs of our core consumer base (boys and girls ages 3 to 12) while systematically building secondary consumer segments (including collectors, gift-givers and teen-plus consumers), we continued to develop and expand offerings of successful intellectual properties balanced with core products and a comprehensive program of key licensed products. We also continued to expand our initiatives to sell pre-stuffed plush products for corporate promotions or to other companies for resell and to further develop outbound licensed programs leveraging the power of the Build-A-Bear brand and other owned intellectual properties.

Brand and Experience Amplification through Marketing and Entertainment Integration

We adjusted marketing programs to be more reflective of our guests’ changing media habits across channels while leveraging our content development strategy, which includes mobile apps, music videos and other entertainment opportunities to increase engagement.

Continued Focus on Delivering Long-Term Profitability Improvement

We remained focused on the execution of our stated strategies summarized above as well as disciplined expense management and on-going investments to upgrade our processes, systems and infrastructure with the goal to achieve longer-term profitability improvement.

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

We believe we comply with governmental toy safety requirements specific to each country where we have stores. Specifically, we believe all of the products in our stores and e-commerce sites meet Consumer Product Safety Commission (CPSC) requirements including the Consumer Product Safety Improvement Act (CPSIA) for children’s products. We also believe we comply with American Society for Testing and Materials (ASTM-F963), European Toy Safety Standards (EN71), China National Toy Standards (GB6675/GB5296.5), China Compulsory Certification (CCC), Australian/New Zealand Standard (AS/NZS 8124), Canadian Consumer Product Safety Act Toys Regulation (CCPSA) and India Safety of Toys (IS:9873). Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate the age grading for the product and any special warnings in accordance with guidelines established by the CPSC. We require our supplier factories to be compliant with the International Council of Toy Industries (ICTI) Ethical Toy Program certification or with other third party social compliance programs. The ICTI Ethical Toy Program process is the social compliance program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide. In order to obtain this certification, each factory completes a rigorous evaluation performed by an accredited ICTI agent on an annual basis.

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

Distribution and Logistics

We own a 350,000 square-foot distribution center near Columbus, Ohio which serves the majority of our stores in the United States and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2019. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract with a third-party distribution center in Shanghai, China under an agreement that ends in March 2020.

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

Employees

As of February 2, 2019, we had approximately 1,000 full-time and 3,300 regular part-time employees in the U.S., Canada, the U.K., Ireland, Denmark and China. The number of part-time employees at all locations fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Competition

We view the Build-A-Bear Workshop store experience as a distinctive combination of entertainment and retail with limited direct competition. Since we develop proprietary products, we compete indirectly with a number of brands that sell stuffed animals or premium children’s toys in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Hasbro, Commonwealth and Vermont Teddy Bear. In the U.K., we compete with a number of retailers including The Entertainer Toy Shop, Smyths Toys Superstores and Hamleys Toy Store. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for family time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues and online entertainment. With the majority of our stores currently operating in traditional shopping malls, we also compete with other mall-based retailers, including various apparel, footwear and specialty retailers, for prime mall locations.

We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth of assortment nor depth of experience or operate as a national or international retail company.

Intellectual Property and Trademarks

We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property. Our patents do not expire until the years 2032 and 2033.

We have developed licensing and strategic relationships with leading retail and cultural organizations. We plan to continue to collaborate with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice. Specifically, we have key strategic relationships with select companies in which we feature their brands on products sold in our stores, including Disney®, DreamWorks Animation, Hasbro, and major professional and collegiate sports along with other culturally relevant brands.

Availability of Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). We make these filings available free of charge in the Investor Relations section of our corporate website,  the URL of which is http://ir.buildabear.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also request copies of these materials without charge by writing to our Investor Relations department at World Headquarters, 1954 Innerbelt Business Center Drive, St. Louis, Missouri 63114. The SEC maintains a website, http://www.sec.gov, that contains our annual, quarterly and current reports and other information we file electronically with the SEC.  Information on our website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A slowdown in the U.S., Canadian or European economies or in the economies of the countries in which our franchisees operate or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. For example, the potential adverse effects of Brexit may be underestimated and the actual effects are dependent on many factors that may be beyond the control of the authorities in the U.K. and the European Union (“EU”). Any of these factors would likely result in lower net retail sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. In addition, economic uncertainty can affect the credit and capital markets and might impact our access to capital resources at an affordable cost to meet our needs. These capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered in fiscal 2000 and has been extended annually since then and currently expires December 31, 2020. Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the access to capital markets or that our access to capital will at all times be sufficient or at an acceptable cost to satisfy our needs.

We may not be able to operate our international corporately-managed locations profitably.

In addition to our U.S. locations, we currently operate stores in the U.K., Canada, Ireland, Denmark and China. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, changes in foreign government policies and regulations, changes in trading status, compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, as well as other risks that we may not anticipate. Brand awareness in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the U.K. and Ireland, we may be unable to continue to do so on a consistent basis. For example, in fiscal 2018, we recorded $3.5 million of asset impairment charges in the U.K. In 2016, we opened our first corporately-managed location in China and subsequently recognized an impairment charge on a substantial portion of the store’s assets.

Additionally, we conduct business globally in many different jurisdictions with currencies other than U.S. dollars. Our results could be negatively impacted by changes or fluctuations in currency exchange rates since we report our consolidated financial results in U.S. dollars. For example, our foreign subsidiaries buy products in U.S. dollars but sell them to customers in local currencies, which exposes us to foreign exchange risk, as described in “Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations” below.  In addition, we could experience restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

We depend upon the shopping malls and tourist locations in which we are located to attract guests to our stores and a decline in consumer traffic could adversely affect our financial performance and profitability.

While we invest in integrated marketing efforts and believe we are more of a destination location than other retailers, we rely to a great extent on consumer traffic in the malls and tourist locations in which our stores are located. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls and tourist locations as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls nor the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. Additionally, in recent years, there has been a trend of consumers preferring to purchase products from online merchants rather than traditional brick and mortar stores, and while we have e-commerce sales and continue to develop our online business, we continue to depend heavily on sales at our physical store locations. Consumer traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism to shopping locations, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in consumer traffic could have an adverse effect on our financial condition and profitability.

If we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract new and repeat guests with our interactive shopping experience, and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences, including online buying, and fashion trends including licensed relationships. We cannot assure you that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, including our store design and brand appearance, or for our stuffed animals, related apparel and accessories. A decline in demand for our interactive shopping experience, our stuffed animals, related apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products, including those that are associated with new movie releases, could have a negative impact on our business, financial condition and results of operations. Our future success depends, in part, on the popularity and consumer demand for brands of licensors such as Disney, LucasFilm, Marvel, Hasbro and The Pokémon Company. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key brands, our business would be adversely affected. There can be no certainty that our access to licensed brands will continue to be successful or enable us to maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with the timing of previous successes impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

If we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed.

We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s option or ours. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing shopping location rules and the exercise of discretion by our landlords on various matters within these locations. We may not be able to maintain or obtain favorable locations within these desirable shopping locations. The terms of new leases may not be as favorable, which could cause an increase in store expenses negatively impacting overall profitability. If we execute termination rights, we may have expenses and charges associated with those closures that could negatively impact our profitability. Additionally, several large landlords dominate the ownership of prime malls, particularly in the U.S. and Canada, and because of our dependence on these landlords for a substantial number of our locations, any significant erosion in their financial conditions or our relationships with these landlords could negatively affect our ability to obtain and retain store locations. Further landlord consolidation may negatively impact our results of operations.

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

Consumer interests change rapidly and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for key products and services.

We continue to update and evaluate our marketing initiatives, which are focused on building our brand, sharing relevant product news, executing timely promotions and adapting to rapidly changing consumer preferences. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our integrated marketing and advertising programs, access to leading entertainment relationships in a profitable manner and future marketing and advertising efforts that we undertake, including our ability to:

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

Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of product and brand awareness, which could have a material adverse effect on our financial condition and profitability.

We are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation.

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, code anomalies, “Acts of God,” human error or other causes.

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

We currently obtain and retain personal information about our website users, store shoppers and loyalty program members. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions. We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our consumer database and websites. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our websites are designed to be fully compliant with all applicable regulations including the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our websites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features, our security measures may not protect users’ identities and our online safety measures may be questioned, which may result in negative publicity or a decrease in visitors to our sites. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. For example, the EU’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of GDPR can result in fines calculated as a percentage of a company’s annual revenue. Other governments have enacted or are enacting similar data protection laws, and are considering data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs and regulatory risks that are likely to increase over time.

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

We may not be able to evolve our store locations over time to align with market trends, successfully diversify our store models and formats in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability.

Our future results will largely depend on our ability to optimize store productivity and profitability by strategically evolving our real estate portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. For example, our strategy includes a focus on tourist locations due to changing consumer preferences and declining traditional mall traffic and we cannot be certain that this strategy will be successful. Our ability to manage our portfolio of stores in future years, in desirable locations as well as operate stores profitably, particularly in multi-store markets, is a key factor in our ability to achieve sustained profitable growth. We cannot be certain when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated. We may decide to close other stores in the future. For example, in January 2018, we closed a flagship store in Anaheim, California. This store had much larger annual sales than our typical mall-based stores.

Additionally, in fiscal 2018 we operated nine stores located within other retailers’ stores and as such are subject to the operational risks of these retailers, including but not limited to, ineffective store operations, labor disputes and negative publicity; all of which could have a negative impact on our sales and operating performance.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase the majority of our merchandise directly from manufacturers in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions, taxes or fees or labor strikes or lock-outs, could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change. Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments that would impact our revenue and profit in various markets. Additionally, because most of our foreign subsidiaries buy their inventory in U.S. dollars, we are also exposed to risk when their functional currencies fluctuate relative to the U.S. dollar. For example, we believe that the significant movement in the British pound sterling relative to the U.S. dollar, as a result of the U.K.’s referendum vote to leave the EU in 2016 had a negative impact on our revenues and pre-tax income with most of the impact resulting from higher cost of merchandise sold - retail. As of the end of fiscal 2018, the nature of the U.K.’s future trading relationship with the EU is still to be determined.

We rely on a few global supply chain vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any factories that produce our skins, clothing, shoes or accessories. For the past two years, we purchased approximately 80% of our merchandise from four vendors. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities, located primarily in China and in Vietnam. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

Our company-owned distribution center which services the majority of our stores in North America and our third-party distribution center providers used in the western United States and Europe may experience disruptions in their ability to support our stores or may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the U.S., Canada, Europe and China in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio and rely on this warehouse to receive, store and distribute merchandise for the majority of our North America stores. To operate this location, our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business in the western U.S., Europe and in China. For example, as noted above, in Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2019, and Brexit could adversely affect this distribution arrangement. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could decrease our sales and increase our costs associated with our supply chain.

If we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

As of February 2, 2019, there were 97 Build-A-Bear Workshop international franchised stores. We cannot ensure that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing operated markets, which impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

The success of our franchising strategy depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel, may not operate their stores profitably and may not pay amounts due to us. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. When franchisees perform below expectations we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. For example, in 2016, we consented to the sale of the franchise in South Africa to new owners. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores.

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

Although we require our manufacturers to meet governmental safety standards, including food safety regulations for certain locations, and our product specifications as well as submit our products for testing, we cannot control the materials used by, or the workmanship of, our manufacturers. Additionally, through our agreements, our licensees are required to ensure that their manufacturers meet applicable safety and testing standards. If any of these manufacturers ship merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, we have voluntarily recalled six products in the past ten years due to possible safety issues. While our vendors have historically reimbursed us for certain related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate. Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future. While our licensing agreements typically indemnify us against financial losses resulting from a safety or quality issue from Build-A-Bear branded products sold by our licensees, our brand may be negatively impacted.

We may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical.

We rely on our sourcing personnel to select manufacturers with legal and ethical labor practices, but we cannot control the business and labor practices of our manufacturers. If one of these manufacturers violates labor laws or other applicable regulations or is accused of violating these laws and regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in the U.S., we could in turn experience negative publicity, reputational harm, increased compliance and operating costs or be sued.

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

Risks Related to Owning Our Common Stock

Fluctuations in our operating results could reduce our cash flow and we may be unable to repurchase shares at all or at the times or in the amounts we desire or the results of our share repurchase program may not be as beneficial as we would like.

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

•

the impact of a 53rd week in our fiscal year, which occurs approximately every six years, (e.g., one extra week in the one fiscal month transition period, December 31, 2017 through February 3, 2018, for the fiscal year-end change and fiscal 2023).

If our future quarterly results fluctuate significantly or fail to meet the expectations of the investment community, then the market price of our common stock could decline substantially.

The market price of our common stock is subject to volatility, which could in turn attract the interest of activist shareholders.

During fiscal 2018, the price of our common stock fluctuated between $3.88 and $10.10 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the retail industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures, stock repurchases or other strategic initiatives) by us or others in the retail industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.  Moreover, such volatility could attract the interest of activist shareholders.  Responding to activist shareholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.

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

Stores

We lease all of our store locations. As of February 2, 2019, we operated 373 retail stores located primarily in major malls throughout the U.S., Canada, Puerto Rico, the U.K., Ireland, Denmark and China in our DTC segment.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment site. We also lease approximately 59,000 square feet for our corporate headquarters in St. Louis, Missouri which houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 1, 2019, with a one-year term. In the U.K., we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years.We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in December 2019. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract with a third-party distribution center in Shanghai, China under an agreement that ends in March 2020.

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

As of April 12, 2019, the number of holders of record of the Company’s common stock totaled approximately 1,872.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Nov. 4, 2018 – Dec. 1, 2018	66	$7.93	-	$8,795,529
Dec. 2, 2018 – Jan. 5, 2019	-	$-	-	$8,795,529
Jan. 6, 2019 – Feb. 2, 2019	26	$5.02	-	$8,795,529
Total	92	$7.11	-	$8,795,529

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of February 2, 2019, we operated 373 stores globally and had 97 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites and franchisee sites and through third parties under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct to Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, Puerto Rico, the U.K., Ireland, Denmark and China and two e-commerce sites;
•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and
•	International franchising – Royalties as well as product and fixture sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for fiscal 2018 and 2017 and the five week transition period ending February 3, 2018 are set forth in Note 15 — Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  Certain amounts in prior fiscal periods have been reclassified to conform to current year presentation with no impact to the consolidated statement of operations (e.g. store preopening is included within selling, general and administrative and store impairment is disclosed separately from cost of merchandise sold —retail).

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, See the “Revenues,” “Costs and Expenses” and “Stores” subsections of this Overview, along with the “Risk Factors” and “Results of Operations” below and in Item 1.A. “Risk Factors” above.

Our consolidated net income (loss) was $(17.9 million) in fiscal 2018, compared to $7.9 million in fiscal 2017.  However we use store contribution to measure our store operation. We believe that we have an appealing retail store concept that has broad demographic appeal which, for North American stores open for the entire year, averaged net retail sales per store of $0.9 million in both fiscal 2018 and 2017. Consolidated store contribution as a percentage of net retail sales was 10.4%, and 15.7% for fiscal years 2018 and 2017, respectively. Consolidated store contribution consists of store location net retail sales less cost of product, marketing and store related expenses. Non-store general and administrative expenses are excluded as are our e-commerce sites, locations not open for the full fiscal year and adjustments to deferred revenue related to gift card breakage and our loyalty program. See “Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The decrease in consolidated store contribution in fiscal 2018 was primarily due to the revenue impact of declines throughout the year in traditional mall traffic and the economic uncertainty in the U.K. due to Brexit. The combined negative effect on store profitability resulted in the deleverage of fixed occupancy costs. In addition, a number of significant factors unique to fiscal 2018 negatively impacted revenues including the closure of our most productive store in January 2018, liquidation of Toys“R”Us store inventory across North America in late spring, the unusually low number of family-centric films released in 2018, that relate directly to our sale of licensed property. Revenues also decreased as a result of the adoption of the new revenue recognition standard. Further, consumer privacy laws in the U.K. and elsewhere were introduced that limited our ability to communicate with loyalty program members and store shoppers.

We expect 2019 to be another transitional year as key aspects of our longer-term strategies continue to be implemented. We are committed to the ongoing plan to address our aged store portfolio by diversifying locations and formats to focus on places where families shop, such as our new pilot program of a half dozen full service stand-alone stores inside select Walmart locations, and go for entertainment, including tourist locations. As part of our initiative to diversify retail formats, we continue to opportunistically place a variety of new, lower capital, flexible formats, like concourse shops, in traditional malls or in other high traffic shopping destinations to help navigate the market volatility. In addition, we have significant flexibility in our mall lease portfolio with the negotiation of favorable rent deals and short-term extensions which have resulted in now having over 60% of our leases coming up for renewal in the next three years. For example, we currently expect to close up to 30 stores over the next two years with about half of those outside of North America as we position our portfolio in line with retail shopping trends.

We ended fiscal 2018 with no borrowings under our bank loan agreement and with $17.9 million in cash and cash equivalents after investing $11.3 million in capital projects throughout the year. Since December 30, 2017, the Company repurchased more than 766,000 shares of its common stock for $6.5 million, including over 528,000 shares during the five-week transition period associated with the fiscal year-end change and nearly 238,000 shares during fiscal year 2018. As of February 2, 2019, the Company had $8.8 million remaining on the share repurchase authorization from August 2017.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales, commercial revenue and international franchising: See Note 3 — Revenue to the consolidated financial statements for additional accounting information.

We use net retail sales per square foot as a performance measure for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year for the periods presented:

	Fiscal year ended
	February 2,	December 30,
Net retail sales per square foot	2019	2017
North America (1)	$346	$343
United Kingdom (2)	£424	£523

(1)

Net retail sales per square foot in North America represents net retail sales from stores open throughout the entire period in North America, excluding e-commerce sales, divided by the total leased square footage of such stores.

(2)

Net retail sales per square foot in the U.K. represents net retail sales from stores open throughout the entire period in the U.K., excluding e-commerce sales, divided by the total selling square footage of such stores.

Costs and Expenses

Cost of merchandise sold: Cost of merchandise sold is driven primarily by our retail segment. Cost of merchandise sold – retail includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges (See Note 5 — Property and Equipment, net to the consolidated financial statements for additional accounting information regarding store asset impairment); cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Retail gross margin is defined as net retail sales less the cost of merchandise sold - retail.

Selling, general and administrative expense (“SGA”): These expenses include store payroll and benefits, advertising, credit card fees, store supplies and normal store pre-opening and closing expenses as well as central office general and administrative expenses, including costs for management payroll, benefits, incentive compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation of central office assets as well as the amortization of intellectual property and other assets. Certain store expenses such as credit card fees historically have increased or decreased proportionately with net retail sales. In addition, bad debt expenses and accounts receivable related charges are recorded. Further, SGA expenses may include store impairment as we consider a more likely than not assessment that an individual location will close or be remodeled prior to the end of its original lease term. See Note 5 — Property and Equipment, net to the consolidated financial statements for additional accounting information regarding store asset impairment.

Stores

Corporately-managed locations:

The number of Build-A-Bear Workshop stores in the U.S., Canada and Puerto Rico (collectively, North America), the U.K., Ireland and Denmark (collectively, Europe) and China for the last two fiscal years are summarized as follows:

	Fiscal year ended
	February 2, 2019				December 30, 2017
	North				North
	America	Europe	China	Total	America	Europe	China	Total
Beginning of period	294	59	1	354	285	60	1	346
Opened	50	2		52	39	2	-	41
Closed	(31)	(2)		(33)	(23)	(3)	-	(26)
End of period	313	59	1	373	301	59	1	361

During fiscal 2018, our retail business model has been evolving to address changing shopping patterns by diversifying our locations, formats and geographies. We are updating our store portfolio with the Discovery format, which represented 37% of our store base as of February 2, 2019. In October 2018, we opened a half dozen full service, stand-alone stores inside select Walmart locations. We also continued to open concourse shops, stand-alone retail units that occupy approximately 200 square feet, in places where families go for entertainment, including tourist destinations, as well as to convert certain existing locations, in conjunction with natural lease events, to continue to generate profit while leveraging reduced cost structure of concourse shops. As in prior years, we operated in a number of other non-traditional locations, such as ballparks, as well as shop-in-shop arrangements within other retailers’ stores. In certain locations throughout the year, we deployed temporary stores, which generally have lease terms of two to eighteen months. These specific sites are designed to capitalize on short-term opportunities. Further, we expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of February 2, 2019, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 17 countries. The number of international, franchised stores opened and closed for the periods presented below are summarized as follows:

	Fiscal year ended
	February 2, 2019	December 30, 2017
Beginning of period	100	92
Opened	19	27
Closed	(22)	(17)
End of period	97	102

The distribution of franchised locations among these countries is as follows:

Australia	27
South Africa	18
Mexico	13
Gulf States (1)	13
Germany (2)	11
China (3)	8
Thailand	6
Singapore	1
Total	97

(1)	Gulf States master franchise agreement includes Kuwait, Bahrain, Qatar and the United Arab Emirates which all have stores as well as Oman where we do not currently have a store open.
(2)	Germany master franchise agreement also includes Austria and Switzerland where no stores are currently opened.
(3)	China master franchise agreement includes Hong Kong and Macau where no stores are currently opened.

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a total market potential for approximately 300 international stores outside of the U.S., Canada, the U.K., Ireland and Denmark. We source fixtures and other supplies for our franchisees from China which significantly reduced the capital and lowered the expenses required to open franchises. We are leveraging new formats that have been developed for our corporately-managed locations such as concourses and shop-in-shops with our franchisees. We expect to develop market expansion through both new and existing franchisees in 2019 and beyond.

Results of Operations

2018 Overview

While we achieved operational milestones on key initiatives of our long-term strategic plan, financial results for fiscal 2018 were disappointing given the prior four consecutive years of profitability. Fiscal 2018 financial results were driven primarily by the negative impact from declining mall traffic and the economic uncertainty associated with Brexit. In addition, a number of significant factors unique to fiscal 2018 negatively impacted our business including the closure of our most productive store in January 2018, liquidation of Toys“R”Us store inventory across North America in late spring, and the unusually low number of family-centric films released in 2018 (which relate directly to our sale of licensed property), as well as the revenue decrease from the adoption of the new revenue recognition standard. Further, consumer privacy laws in the U.K. and elsewhere were introduced that limited our ability to communicate with loyalty program members and store shoppers. In contrast to the impact from these negative factors, Build-A-Bear launched a new age-based discount promotion over the summer with an event called “Pay Your Age.” The event generated national and international attention and resulted in a mid-year revenue trend reversal and the ongoing promotion provided an opportunity to introduce our loyalty club to our customers for the remainder of fiscal 2018. Overall, fiscal 2018 resulted in a net loss, driven primarily by the reduction in revenues, from ongoing and unique challenges, and the associated deleverage of fixed occupancy costs, the higher promotion activity associated with Pay Your Age events and the impact of the adoption of the new revenue recognition standard.

In regards to operational aspects of our long-term strategic plan, we are rebuilding our contact database within the parameters of the new privacy laws and continued to evolve our physical retail footprint to broaden our offering of retail locations that attract families including the pilot program to open a half dozen full service, stand-alone stores inside select Walmart locations. As part of the evaluation of our existing store portfolio, we have the option to renegotiate current store leases, convert to a lower capital and more flexible format, like concourse shops, or close certain stores in accordance with natural lease events. We maintain the commitment to position ourselves for the future through the continued development and implementation of our four key strategic initiatives as noted previously.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to immaterial rounding:

	Fiscal year ended		Five weeks ended
	February 2,	December 30,	February 3,
	2019	2017	2018

Revenues:
Net retail sales	97.0%	97.6%	97.9%
Commercial revenue	1.9	1.7	1.2
International franchising	1.1	0.7	0.9
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	57.3	53.1	54.3
Store asset impairment (2)	1.6	0.0	-
Cost of merchandise sold - commercial (1)	50.6	56.8	54.5
Cost of merchandise sold - international franchising (1)	66.8	0.0	22.9
Total cost of merchandise sold	58.8	52.8	54.0
Consolidated gross profit	41.2	47.2	46.0
Selling, general and administrative	46.7	43.4	49.4
Interest expense (income), net	0.0	0.0	0.0
Income (loss) before income taxes	(5.5)	3.9	(3.4)
Income tax expense (benefit)	(0.2)	1.6	(0.6)
Net income (loss)	(5.3)	2.2	(2.8)

Retail Gross Margin (3)	42.7%	46.9%	45.7%

(1)

Cost of merchandise sold – retail is expressed as a percentage of net retail sales. Cost of merchandise sold – commercial is expressed as a percentage of commercial revenue. Cost of merchandise sold - international franchising is expressed as a percentage of international franchising revenue.

(2)	Store asset impairment was disclosed as a separate line item in fiscal 2018 and expressed as a percentage of net retail sales.

(3)	Retail gross margin represents net retail sales less cost of merchandise sold – retail; retail gross margin percentage represents retail gross margin divided by net retail sales.

Fiscal Year Ended February 2, 2019 Compared to Fiscal Year Ended December 30, 2017

Total revenues. Net retail sales were $326.3 million for fiscal 2018, compared to $349.4 million for fiscal 2017, a decrease of $23.1 million. The components of this decrease are as follows:

Fiscal year ended
February 2, 2019
(dollars in millions)
Decrease in existing store and ecommerce sales	$(19.0)
Increase from new stores	14.5
Impact of store closures	(15.1)
Impact of foreign currency translation	1.2
Change in deferred revenue estimates, including breakage	(4.7)
$(23.1)

In fiscal 2018, our estimate of deferred revenue decreased net retail sales by $4.7 million compared to fiscal 2017 primarily due to breakage related to the adoption of the new revenue recognition standard (See Note 3 —Revenue to the consolidated financial statements for additional information).

Commercial revenue was $6.6 million for fiscal 2018 compared to $6.0 million for fiscal 2017, an increase of $0.6 million, primarily due to growth in outbound licensing activity. Revenue from international franchising was $3.7 million for fiscal 2018 compared to $2.5 million for fiscal 2017. This $1.2 million increase was primarily the result of higher merchandise revenue and the sale of supplies and fixtures.

Retail gross margin. Retail gross margin was $139.5 million in fiscal 2018 compared to $163.9 million in fiscal 2017, a decrease of $24.4 million. Retail gross margin excluded store asset impairment charges of $5.2 million in fiscal 2018 and less than $0.1 million in fiscal 2017 and was disclosed as a separate line item within the consolidated statement of operations and expressed as a percentage of net retail sales. As a percentage of net retail sales, retail gross margin decreased to 42.7% for fiscal 2018 from 46.9% for fiscal 2017, a decrease of 420 basis points as a percentage of net retail sales and included 230 basis points related to the deleverage of fixed occupancy costs as well as 60 basis points related to the impact of the new revenue recognition standard. The remaining decline in retail gross margin was driven primarily by higher promotional activity mainly related to Pay Your Age Day events.

Selling, general and administrative. Selling, general and administrative expenses were $157.2 million for fiscal 2018 as compared to $155.1 million for fiscal 2017, an increase of $2.1 million, or 1.3%. Selling, general and administrative expenses were higher primarily due to the negative impact of foreign currency translation, increased consulting costs for new systems and compliance matters, asset impairment charges related to store fixed assets and receivables, partially offset by lower marketing expenses and less expensive store opening charges.

Interest expense (income), net. Interest expense, net of interest income, increased an immaterial amount for fiscal 2018 as compared to fiscal 2017.

Provision for income taxes. The provision for income taxes was a benefit of $0.6 million in fiscal 2018 compared to income tax expense of $5.9 million in fiscal 2017. The 2018 effective rate of 3.1% differed from the statutory rate of 21% primarily due to the valuation allowance recorded in certain foreign jurisdictions. The fiscal 2017 effective rate of 42.7% differed from the statutory rate of 34% primarily due to the effect of the provisional tax charge of $1.4 million for the re-measurement of U.S. net deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (the “Act”) reducing the U.S. federal statutory rate to 21% effective January 1, 2018. The Act also included provisions that may partially offset the benefit of such rate reduction, including the repeal of the deduction for domestic production activities and changes to the non-deductibility of certain covered employee compensation. The international provisions of the Act, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations, are expected to have a negligible impact on the company.

Five-week audited transition period ended February 3, 2018 compared to the four-week unaudited period ended January 28, 2017

Total revenues were $30.2 million for the five weeks ended February 3, 2018, as compared to $24.1 million for the four weeks ended January 28, 2017. The increase of $6.1 million, or 25.3%, was primarily driven by one extra week of revenue. Consolidated gross profit was $13.9 million for the five weeks ended February 3, 2018, as compared to $10.0 million for the four weeks ended January 28, 2017, an increase of $3.9 million, or 38.4%. Retail gross margin was $13.5 million for the five weeks ended February 3, 2018 compared to $9.9 million for the four weeks ended January 28, 2017, an increase of $3.6 million, or 37.0%. As a percentage of net retail sales, retail gross margin was 45.7% for the five weeks ended February 3, 2018 compared to 41.2% for the four weeks ended January 28, 2017. This 450 basis-point gross margin increase was primarily driven by the impact of one extra week of revenue on fixed occupancy costs and a 160 basis-point improvement in merchandise margin. Merchandise margin benefited from lower discounts, selective price increases and sourcing efficiencies. For the five weeks ended February 3, 2018, the income tax provision was a benefit of $0.2 million with an effective rate of 17.8%, versus the statutory rate of 21%, compared to an income tax benefit of $0.4 million with an effective rate of 35.8%, versus the statutory rate of 34%, for the four weeks ended January 28, 2017.

Non-GAAP Financial Measures

We use the term “store contribution” throughout this Annual Report on Form 10-K. Store contribution consists of income (loss) before income tax expense, interest, general and administrative expense, excluding income from franchise and commercial activities and contribution from our e-commerce sites, locations not open for the full fiscal year and adjustments to deferred revenue related to our loyalty program and gift card breakage. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We use store contribution as a measure of our stores’ operating performance. Store contribution should not be considered a substitute for net income, net income per store, cash flows provided by operating activities, cash flows provided by operating activities per store, or other income or cash flow data prepared in accordance with U.S. GAAP. Additionally, store-level performance measures are inherently limited in that they exclude certain expenses that are recurring in nature and are necessary to support the operation and development of our stores. We believe store contribution is useful to investors in evaluating our operating performance because it, along with the number of stores in operation, directly impacts our profitability.

The following table sets forth a reconciliation of store contribution to net income (loss) for our corporately-managed stores, open throughout the entire period, located in the U.S., Canada and Puerto Rico (collectively “North America”); stores located in the U.K., Ireland and Denmark (collectively “Europe”); and, beginning in 2017, China, for our consolidated store base (dollars in thousands).

	Fiscal 2018			Fiscal 2017
	North	Europe		North	Europe
	America	and China	Total	America	and China	Total
Net income (loss)	$(2,693)	$(15,240)	$(17,933)	$8,246	$(330)	$7,916
Items excluded:
Income tax expense (benefit)	(1,343)	769	(574)	5,425	472	5,897
Interest expense (income)	107	(22)	85	13	(2)	11
Store asset impairment	1,749	3,446	5,195
General and administrative expense (1)	41,851	8,012	49,863	46,892	4,726	51,618
Contribution from other retail activities(2)	(3,804)	(656)	(4,460)	(11,777)	329	(11,448)
Other contribution (3)	(1,656)	(640)	(2,296)	(4,783)	(1,092)	(5,875)
Store contribution	$34,211	$(4,331)	$29,880	$44,016	$4,103	$48,119

Total revenues from external customers	$286,544	$50,041	$336,585	$294,285	$63,581	$357,866
Items excluded:
Revenues from other retail activities (2)	(34,445)	(4,528)	(38,973)	(38,302)	(5,511)	(43,813)
Other revenues from external customers (4)	(8,118)	(2,163)	(10,281)	(7,237)	(1,221)	(8,458)
Store location net retail sales	$243,981	$43,350	$287,331	$248,746	$56,849	$305,595
Store contribution as a percentage of store location net retail sales	14.0%	(10.0%)	10.4%	17.7%	7.2%	15.7%
Total net income (loss) as a percentage of total revenues	(0.9%)	(30.5%)	(5.3%)	2.8%	(0.5%)	2.2%

(1)

General and administrative expense consists primarily of non-store related expenses such as management compensation, travel, information systems, accounting, purchasing and legal costs. Additionally, non-store related depreciation and amortization, store closing and pre-opening expenses are included within general and administrative expense as well as certain intercompany charges in Europe. Further, general and administrative expenses include marketing costs, primarily payroll and related benefits expense, but exclude advertising expenses, which are included in store contribution.

(2)	Other retail activities are comprised primarily of our e-commerce sites, stores not open for the full year and adjustments to deferred revenue related to our loyalty program and gift card breakage.
(3)

Other contribution includes commercial revenue, international franchising and intercompany revenues as well as all expenses attributable to the commercial and international franchising segments, excluding interest expense (income) and income tax expense (benefit).

(4)	Other revenues from external customers are comprised of commercial revenue and international franchising.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening, remodeling or reformatting of stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through cash generated from operations. Additionally, we have access to additional cash through a revolving line of credit that has been in place since 2000.

Operating Activities. Cash flows provided by operating activities were $9.7 million and $21.1 million in fiscal years 2018 and 2017, respectively. Cash flows from operating activities decreased in fiscal 2018 as compared to 2017 primarily due to a decrease in net income, partially offset by the timing of payments and lower gift cards and deposits balances.

Investing Activities. Cash flows used in investing activities were $11.3 million and $17.8 million in fiscal years 2018 and 2017, respectively. Cash used in investing activities in fiscal 2018 decreased as compared to fiscal 2017 primarily related to the prior year refresh and repositioning of stores in our Discovery format, and the upgrades of central office information technology systems including the relaunched web platform and the new enterprise resource planning system.

Financing Activities. Financing activities used cash of $2.5 million and $4.8 million in fiscal years 2018 and 2017, respectively. Borrowings and subsequent repayment in full under our credit facility was $3.3 million higher in fiscal 2018 as compared to fiscal 2017.  We had stock repurchases of $2.2 million and $4.2 million in fiscal years 2018 and 2017, respectively.

Five weeks ended February 3, 2018: Cash used by operating activities was $2.9 million for the five weeks ended February 3, 2018. Generally, changes in cash from operating activities are driven by changes in net income (loss) and changes in operating assets and liabilities. Cash used in investing activities was $1.3 million for the five weeks ended February 3, 2018 and primarily related to store construction and upgrades and purchases of information technology infrastructure. Financing activities used cash of $4.7 million for the five weeks ended February 3, 2018, primarily related to $4.7 million of purchases in our common stock.

Capital Resources. As of February 2, 2019, we had a cash balance of $17.9 million, of which nearly 40% was domiciled outside of the United States. As noted above, we also have a line of credit, which we can use to finance capital expenditures and working capital needs throughout the year.

As detailed in Note 9 — Line of Credit, we entered into the eighteenth amendment on December 14, 2018 and the nineteenth amendment on April 16, 2019 with our lender. The amendments, among other things, decreased the interest rate, modified the required fixed charge coverage ratio and the funded debt ratio as well as measurement dates, established minimums for cumulative earnings before interest, depreciation and amortizations (“EBITDA”) and liquidity, addressed the impact of the new accounting lease standard and updated fees.

Under the nineteenth amendment, the bank line provides availability of up to $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. The agreement limits the conditions under which the Company may declare dividends and repurchase shares. For example, we may not use the proceeds of the line of credit to repurchase shares. Borrowings bear interest at LIBOR plus 1.25%. Financial covenants include maintaining minimum thresholds for cumulative earnings before interest, depreciation and amortizations (“EBITDA”) and liquidity for the first three quarters of fiscal 2019 (as defined by the credit agreement), maintaining a minimum fixed charge coverage ratio effective in the fourth quarter of fiscal 2019 (as defined in the credit agreement) and not exceeding a maximum funded debt to EBITDA ratio. As of the end of fiscal 2018 under the credit agreement as currently amended: (i) we were in compliance with all covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America typically have a ten-year term and contain provisions for base rent plus percentage rent based on defined sales levels. Recently, we have shifted to shorter term leases to provide flexibility in aligning stores with market trends.  Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many of the leases contain a provision whereby either we or the landlord may terminate the lease after a certain time, typically in the third or fourth year and sixth or seventh year of the lease, if a certain minimum sales volume is not achieved. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

Our leases in the U.K. and Ireland typically have terms of ten years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are invoiced quarterly and paid in advance.

In fiscal 2019, we expect to spend approximately $10 million to $15 million on capital expenditures. Capital spending in fiscal 2018 totaled $11.3 million, primarily to support new store openings, refresh of store formats or the repositioning of locations and IT infrastructure.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through February 2, 2019, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. As of February 2, 2019, we had $8.8 million of availability under the 2017 Share Repurchase Programs.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Not applicable.

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

For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance quarterly, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable. Impairment charges related to this assessment are typically included in cost of merchandise sold – retail as a component of income (loss) before income taxes in the DTC segment. As a result of our 2018 review, we determined that certain stores would not be able to recover the carrying value of certain store assets through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, we reduced the carrying value of the assets to fair value, calculated as the present value of estimated future cash flows for each asset group and recorded store asset impairment charges of $5.2 million in fiscal 2018 and less than $0.1 million in the fiscal 2017. In addition, store asset impairment charges were disclosed as a separate component of income (loss) before income taxes.

Additionally, we consider a more likely than not assessment that an individual location will close prior to the end of its lease term as a triggering event to review the store asset group for recoverability. These assessments are reviewed on a quarterly basis. When indicated, the carrying value of the assets is reduced to fair value, calculated as the estimated future cash flows for each asset group. Asset impairment charges resulting from these assessments totaled $0.7 million and $0.1 million in fiscal 2018 and fiscal 2017, respectively, and are included in selling, general and administrative expenses as a component of income before income taxes in the DTC segment.

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

Revenue Recognition

See Note 3 — Revenue to the consolidated financial statements for additional accounting information.

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We consider the Company’s ability to carry back its tax losses or credits for refunds, the availability of tax planning strategies and reversals of existing taxable temporary differences as well as projections of future taxable income.  As we have incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, we evaluated the realizability of our UK deferred tax assets.  We performed an analysis of all available positive and negative evidence.  The three-year cumulative loss is a significant piece of negative evidence. We are required to give objective historical evidence more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of February 2, 2019 and December 30, 2017.

On December 22, 2017, the Act was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Act permanently reduces the U.S. federal statutory tax rate to 21%, effective January 1, 2018. The Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 30, 2017. Under SAB 118, we recorded a provisional tax charge of $1.4 million for the re-measurement of our U.S. net deferred tax assets and estimated no cost for this one-time deemed repatriation in our consolidated financial statements in fiscal 2017. We have completed our analysis based on legislative updates relating to the Act currently available, which resulted in a tax benefit of $0.2 million for fiscal 2018. A favorable adjustment of $0.1 million was recorded for the revaluation of deferred tax assets and liabilities. In addition, a favorable adjustment of $0.1 million was recorded for the impact of the one-time deemed repatriation of undistributed foreign subsidiary E&P.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 2, 2019, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2019. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of February 2, 2019 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2018 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Build-A-Bear Workshop, Inc. and Subsidiaries’ internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Build-A-Bear Workshop, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of February 2, 2019 and December 30, 2017, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for the year ended February 2, 2019 and the year ended December 30, 2017 and the consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the five week transition period ended February 3, 2018 and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated April 18, 2019 expressed an unqualified opinion thereon.

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

April 18, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on June 6, 2019, is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 55, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine World Wide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Eric Fencl, 56, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, he now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 53, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 46, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear. Effective March 2016, she now holds the title of Chief Merchandising Officer. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand Management with the Stride Rite Children’s Group of Wolverine World Wide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands, including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 44, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine World Wide, Inc., a leading global footwear and apparel company, where since September 2013 he served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 he was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 he was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	950,678	$9.67	529,098
Total	950,678	$9.67	529,098

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and schedules set forth below are filed on the indicated pages as part of this Annual Report on Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets as of February 2, 2019 and December 30, 2017	29
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 2, 2019 and December 30, 2017 and the five weeks ended February 3, 2018	30
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2019 and December 30, 2017 and the five weeks ended February 3, 2018	31
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019 and December 30, 2017 and the five weeks ended February 3, 2018	32
Notes to Consolidated Financial Statements	33
Schedule II - Valuation and Qualifying Accounts	49

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of February 2, 2019 and December 30, 2017, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for the year ended February 2, 2019 and the year ended December 30, 2017 and the consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the five week transition period ended February 3, 2018, the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and December 30 2017, and the results of its operations and its cash flows for the year ended February 2, 2019,  the year ended December 30, 2017 and the five week transition period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 18, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in the five week transition period ended February 3, 2018 and the year ended February 2, 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

St. Louis, Missouri

April 18, 2019

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	February 2,	December 30,
	2019	2017

ASSETS
Current assets:
Cash and cash equivalents	$17,894	$30,445
Inventories, net	58,356	53,136
Receivables, net	10,588	13,302
Prepaid expenses and other current assets	12,960	13,346
Total current assets	99,798	110,229

Property and equipment, net	66,368	77,751
Deferred tax assets	3,099	6,381
Other intangible assets, net	731	995
Other assets, net	2,050	2,633
Total Assets	$172,046	$197,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,551	$18,942
Accrued expenses	10,047	15,189
Gift cards and customer deposits	21,643	33,926
Deferred revenue and other	1,936	1,806
Total current liabilities	56,177	69,863

Deferred rent	18,440	17,906
Deferred franchise revenue	1,625	1,208
Other liabilities	1,490	1,697
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at February 2, 2019 and December 30, 2017	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,953,142 and 15,515,960 shares, respectively	150	155
Additional paid-in capital	69,088	68,962
Accumulated other comprehensive loss	(12,018)	(11,562)
Retained earnings	37,094	49,760
Total stockholders' equity	94,314	107,315
Total Liabilities and Stockholders' Equity	$172,046	$197,989

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share and per share data)

	Fiscal year ended		Five weeks ended
	February 2,	December 30,	February 3,
	2019	2017	2018

Revenues:
Net retail sales	$326,304	$349,408	$29,586
Commercial revenue	6,560	6,007	358
International franchising	3,721	2,451	279
Total revenues	336,585	357,866	30,223

Costs and expenses:
Cost of merchandise sold - retail	186,834	185,460	16,062
Store asset impairment	5,195	21	-
Cost of merchandise sold - commercial	3,317	2,867	195
Cost of merchandise sold - international franchising	2,485	545	64
Total cost of merchandise sold	197,831	188,893	16,321
Consolidated gross profit	138,754	168,973	13,902
Selling, general and administrative expense	157,176	155,149	14,920
Interest expense, net	85	11	10
Income (loss) before income taxes	(18,507)	13,813	(1,028)
Income tax expense (benefit)	(574)	5,897	(183)
Net income (loss)	$(17,933)	$7,916	$(845)

Foreign currency translation adjustment	(1,218)	1,165	762
Comprehensive income (loss)	$(19,151)	$9,081	$(83)

Income (loss) per common share:
Basic	$(1.23)	$0.50	$(0.06)
Diluted	$(1.23)	$0.50	$(0.06)

Shares used in computing common per share amounts:
Basic	14,591,270	15,572,045	14,860,511
Diluted	14,591,270	15,757,060	14,860,511

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, December 31, 2016	$159	$68,001	$(12,727)	43,679	$99,112

Share repurchase and retirement	(5)	(2,237)	-	(2,413)	(4,655)
Stock-based compensation	-	3,423	-	-	3,423
Shares issued under employee stock plans	1	(472)	-	-	(471)
Adoption of new accounting standards	-	247	-	578	825
Other comprehensive income	-	-	1,165	-	1,165
Net income	-	-	-	7,916	7,916

Balance, December 30, 2017	$155	$68,962	$(11,562)	$49,760	$107,315

Share repurchase and retirement	(5)	(2,333)	-	(2,259)	(4,597)
Stock-based compensation	-	214	-	-	214
Adoption of new accounting standards	-	-	-	9,253	9,253
Other comprehensive income	-	-	762	-	762
Net loss	-	-	-	(845)	(845)

Balance, February 3, 2018	$150	$66,843	$(10,800)	$55,909	$112,102

Share repurchase and retirement	(2)	(1,058)	-	(868)	(1,928)
Stock-based compensation	-	3,439	-	-	3,439
Shares issued under employee stock plans	2	(136)	-	(14)	(148)
Other comprehensive income	-	-	(1,218)	-	(1,218)
Net loss	-	-	-	(17,933)	(17,933)

Balance, February 2, 2019	$150	$69,088	$(12,018)	$37,094	$94,314

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year ended		Five weeks ended
	February 2,	December 30,	February 3,
	2019	2017	2018

Cash flows provided by (used in) operating activities:
Net income (loss)	$(17,933)	$7,916	$(845)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,042	16,165	1,507
Stock-based compensation	3,439	3,423	214
Asset impairment	5,871	104	-
Deferred taxes	446	5,262	1,059
Provision for doubtful accounts	1,029	372	16
Loss on disposal of property and equipment	398	225	50
Change in assets and liabilities:
Inventories	(1,116)	(210)	(4,435)
Receivables	(3,452)	(584)	5,045
Prepaid expenses and other assets	98	(341)	220
Accounts payable and accrued expenses	914	(10,484)	(2,804)
Lease related liabilities	224	2,316	429
Gift cards and customer deposits	2,415	(3,376)	(2,467)
Deferred revenue	1,308	300	(841)
Net cash provided by (used in) operating activities	9,683	21,088	(2,852)
Cash flows used in investing activities:
Purchases of property and equipment	(11,253)	(17,763)	(1,270)
Purchases of other assets and other intangible assets	-	(310)	-
Proceeds from property insurance	-	310	-
Net cash used in investing activities	(11,253)	(17,763)	(1,270)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(131)	(467)	-
Borrowings under line of credit	7,250	4,000	-
Repayments under line of credit	(7,250)	(4,000)	-
Payments made under capital leases	(97)	(76)	(7)
Purchases of Company’s common stock	(2,228)	(4,232)	(4,720)
Net cash used in financing activities	(2,456)	(4,775)	(4,727)
Effect of exchange rates on cash	421	(588)	(97)
Net decrease in cash and cash equivalents	(3,605)	(2,038)	(8,946)
Cash and cash equivalents, beginning of period	21,499	32,483	30,445
Cash and cash equivalents, end of period	$17,894	$30,445	$21,499
Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income taxes	$1,675	$1,072	$(26)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”) is a specialty retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 373 corporately-managed locations operated primarily in leased mall locations in the United States (“U.S.”), Canada, China, Denmark, Ireland, Puerto Rico and the United Kingdom (“U.K.”) along with its e-commerce sites. With the exception of China, operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain amounts in prior fiscal periods have been reclassified to conform to current year presentation with no impact to the consolidated statement of operations (e.g. store preopening is included within selling, general and administrative and store impairment is disclosed separately from cost of merchandise sold —retail).

(2)	Summary of Significant Accounting Policies

For each accounting topic that is addressed in its own note, the description of the accounting policy may be found in the related note. The Company’s other significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Build-A-Bear Workshop, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts are eliminated in consolidation.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to January 31. The periods presented in these financial statements are fiscal 2018 (52 weeks ended February 2, 2019) and fiscal 2017 (52 weeks ended December 30, 2017). References to years in these financial statements relate to fiscal years or year ends rather than calendar years. In January 2018, the Company’s Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. Accordingly, the Company is presenting audited financial statements for a five week transition period, December 31, 2017 through February 3, 2018. See Note 16 — Transition Period Financial Information for additional information.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $2.9 million and $2.7 million as of February 2, 2019 and December 30, 2017, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $0.9 million and $1.0 million as of February 2, 2019 and December 30, 2017, respectively.

Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $5.4 million and $3.1 million as of February 2, 2019 and December 30, 2017, respectively.

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

Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company performs an annual assessment of the store assets in the direct-to-consumer (“DTC”) segment, based on operating performance and forecasts of future performance. Total impairment charges were $5.9 million and $0.1 million in fiscal years 2018 and 2017, respectively and recorded within cost of merchandise sold and selling, general and administrative (See Note 5 – Property and Equipment for further discussion regarding the impairment of long-lived assets).

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

Revenue

See Note 3 — Revenue for additional accounting information.

Cost of Merchandise Sold

Cost of merchandise sold - retail includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges (See Note 5 – Property and Equipment for further discussion regarding the impairment of long-lived assets); cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Cost of merchandise sold - commercial includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include store payroll and related benefits, advertising, credit card fees, store supplies and store closing costs, as well as central office management payroll and related benefits, travel, information systems, accounting, insurance, legal, and public relations. It also includes depreciation and amortization of central office leasehold improvements, furniture, fixtures, and equipment, as well as amortization of trademarks and intellectual property. In addition, bad debt expenses and accounts receivable related charges are recorded. Further, it includes store preopening expenses which represent costs incurred prior to store openings, remodels and relocations including certain store set-up, labor and hiring costs, rental charges, payroll, marketing, travel and relocation costs. These costs are expensed as incurred and are included in selling, general and administrative expenses.

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $16.5 million and $19.0 million for fiscal years 2018 and 2017, respectively.

Income Taxes

Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the rate, based on enacted tax law, that will be in effect in the period in which the temporary differences between the book basis and the tax basis of assets and liabilities reverse or are settled. Deferred taxes are reported on a jurisdictional basis.

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

The Company assesses its total liability for uncertain tax positions on a quarterly basis. The Company recognizes estimated interest and penalties related to unrecognized tax benefits in income tax expense. See Note 8—Income Taxes for further discussion including the impact of the December 22, 2017 enactment of The Tax Cuts and Job Act (“Act”).

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

Stock-Based Compensation

The Company has share-based compensation plans covering certain management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC 718. The Company recognizes compensation cost for equity awards over the requisite service period for the entire award and forfeitures as they occur. See Note 12 — Stock Incentive Plans for additional information. Selling, general and administrative expense included $3.4 million for both fiscal years 2018 and 2017 and $0.2 million for the five weeks ended February 3, 2018, of stock-based compensation expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of February 2, 2019, the current portions of the assets and related liabilities of less than $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $1.0 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets. As of December 30, 2017, the current portions of the assets and related liabilities of $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $1.0 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, short term investments, accounts payable and accrued expenses, approximates book value at February 2, 2019 and December 30, 2017.

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

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded a loss of $1.0 million in fiscal 2018, income of $1.6 million and $0.4 million in fiscal 2017 and for the five weeks ended February 3, 2018, respectively.

Recent Accounting Pronouncements – Adopted in the current year

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This standard amends the existing guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard, in the third quarter of 2018, and it did not have a material impact on the consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, that codified SEC Staff Accounting Bulletin (“SAB”) No. 118, as it relates to allowing for recognition of provisional amounts related to the Act in the event that the accounting is not complete and a reasonable estimate can be made. Where necessary information is not available, prepared, or analyzed to determine a reasonable estimate, no provisional amount should be recorded. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the Act. The Company has applied the guidance in this update to its financial statements for fiscal years 2017 and 2018 and recorded adjustments related to the Act within the one year measurement period. See Note 8 — Income Taxes for additional information.

Effective December 31, 2017, the Company adopted the new revenue recognition guidance (Topic 606) and all the related amendments using the modified retrospective method for contracts that were not completed as of December 31, 2017. Topic 606 requires an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer.

The Company’s most significant Topic 606 impact relates to accounting for gift card breakage. The Company's adjustment for gift card breakage reflects the impact of the change to recognize gift card breakage proportionately as gift card balances are used rather than when it is deemed remote that the unused gift card balance would be redeemed, as done for certain categories of gift cards under the previous standards. In addition, the Company has identified minor changes to the timing of revenues for certain outbound licensing arrangements and international franchise agreements.

As a result of this change, the Company expects a negative impact to revenue and pre-tax income with the remaining balance of the cumulative effect adjustment predominantly impacting fiscal years 2019 and 2020. The comparative historical financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. As a result of applying the modified retrospective method to transition to Topic 606, the following adjustments were made to the consolidated balance sheet as of December 31, 2017 (dollars in thousands):

Balance Sheet	Balance as of December 30, 2017	Adjustments due to Topic 606	Balance as of December 31, 2017

Assets
Prepaid expenses and other current assets	$13,346	$(13)	$13,333
Deferred tax assets	6,381	(2,880)	3,501

Adjustment: assets		$(2,893)

Liabilities
Accrued expenses (1)	15,189	151	15,340
Gift cards and customer deposits	33,926	(12,297)	21,629

Stockholders’ equity
Retained Earnings	49,760	9,253	59,013

Adjustment: liabilities and stockholders' equity		$(2,893)

(1) - The impact on the balances due to the adoption of Topic 606 includes income tax payable.

The following tables reflect the impact of adoption of Topic 606 for select accounts on the Company’s consolidated statement of income for the fifty-two weeks ended February 2, 2019 and its consolidated balance sheet as of February 2, 2019 and the amounts as if the previous standards were in effect (“Without Adoption of Topic 606”) (dollars in thousands):

	For the fifty-two weeks ended February 2, 2019
Income Statement	As Reported	Without adoption of Topic 606	Effect of Change

Income Statement
Net retail sales	$326,304	$329,081	$(2,777)
Commercial revenue	6,560	6,560	-
International franchising	3,721	3,721	-

Total revenues	336,585	339,362	(2,777)

Total costs and expenses	-	-	-
Income tax expense (benefit)	(574)	(485)	89
Net loss	(17,933)	$(15,245)	$(2,688)

	February 2, 2019
Balance Sheet	As Reported	Without adoption of Topic 606	Effect of Change
Liabilities
Accrued expenses (1)	$10,047	$9,985	$(62)
Gift cards and customer deposits (1)	21,643	31,163	9,520

Stockholders’ equity
Retained earnings (1)	37,094	30,529	(6,565)
Net effect of Change in Liabilities and Stockholders' equity			$2,893

(1) The impact on the balances without adoption of Topic 606 includes the activity for the fifty-two weeks ended February 2, 2019, and the December 31, 2017 adjustment. The activity for the five weeks ended February 3, 2018 was not significant.

The impact of adoption of Topic 606 on the Company's consolidated statement of cash flows from operating activities for the fifty-two weeks ended February 2, 2019 was not significant.

Recent Accounting Pronouncements – Pending adoption

In February 2016, the FASB issued new guidance on leases (“Topic 842”), which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of Topic 842 is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities for all leases with terms greater than 12 months. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset (“ROU”) will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). Presentation of leases within the consolidated statements of operations, except for additional impairment of ROU assets, which could be material given the size of ROU assets, and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. Topic 842 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. In fiscal 2017, the Company established a cross-functional team to use a detailed approach to assess the impact of the new standard. The assessment included reviewing all forms of leases, performing a completeness assessment over the lease population, considering the policy elections offered by the standard and evaluating its business processes and internal controls to meet Topic 842’s accounting, reporting and disclosure requirements. The Company has made enhancements to its financial information systems and internal controls in response to the new rule requirements including the implementation of a lease tracking software for managing and reporting information related to its retail leases.

Topic 842 will be effective for the Company beginning in fiscal 2019 and requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The Company has elected certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs as well as an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The Company also elected the optional transition method that gives companies the option to use the effective date as the date of initial application on transition, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has elected to make the accounting policy election for short-term leases. Consequently, short-term leases will be recorded as an expense on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient.

Upon adoption of Topic 842 on February 3, 2019 or the first day of fiscal year 2019, management expects a significant impact, exclusive of any impairment considerations, on its consolidated balance sheet as the Company will record material assets and obligations primarily related to approximately 350 retail and corporate office locations. The Company is finalizing the impact of Topic 842 on its consolidated financial statements and expects the adoption to result in the recording of operating lease liabilities of approximately $200 million as of the effective date, excluding non-lease components which the Company is still accumulating and evaluating. The Company expects that the right of use asset will be lower than the lease liability upon adoption of Topic 842 due to certain impairments of the right of use assets at the effective date. The Company is still evaluating the possible effects of impairment of certain ROU assets as of the effective date and the associated cumulative-effect adjustment to the opening balance of retained earnings.   The Company does not expect that the adoption of ASC 842 will result in a material impact to its consolidated statements of cash flows and they are currently assessing the impact to its consolidated statements of operations. See Note 10 – Commitments and Contingencies for further detail of the Company’s future minimum lease payments.

(3)	Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with Topic 606 which was adopted December 31, 2017 (See the consolidated statements of stockholders’ equity and Note 2— Summary of Significant Accounting Policies for additional information). The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 15 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents nearly 97% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company’s online sales, control generally transfers upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-tenth of one percent due to the interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value add and other taxes paid by its customers.

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Historically, most gift card redemptions have occurred within three years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regards to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

The Company’s commercial segment includes transactions with other businesses and are mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale sales of merchandise, supplies and fixtures. Revenue for wholesale sales is recognized when control of the merchandise or fixtures is transferred to the customer, which generally occurs upon delivery to the customer. The license agreements provide the customer with highly interrelated rights that are not distinct in the context of the contract and therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized on a straight-line basis over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue and other on the consolidated balance sheet.

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties, merchandise, supplies and fixture sales. The Company’s obligations under the franchise agreement are ongoing and include operations and product development support and training, generally concentrated around new store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue and other on the consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee which generally occurs upon delivery to the customer.

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

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	February 2,	December 30,
	2019	2017
Prepaid occupancy	$5,497	$7,688
Prepaid income taxes	2,245	887
Other	5,218	4,771
Total	$12,960	$13,346

(5)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	February 2,	December 30,
	2019	2017
Land	$2,261	$2,261
Furniture and fixtures	43,127	44,191
Computer hardware	25,659	27,122
Building	14,970	14,970
Leasehold improvements	104,858	111,717
Computer software	46,506	42,911
Construction in progress	3,583	7,774
	240,964	250,946
Less accumulated depreciation	174,596	173,195
Total, net	$66,368	$77,751

For fiscal 2018, 2017 and the five weeks ended February 3, 2018, depreciation expense was $15.3 million, $15.1 million and $1.4 million, respectively.

During 2018, the Company reviewed the operating performance and forecasts of future performance for the stores in its DTC segment. As a result of that review, it was determined that certain stores would not be able to recover the carrying value of certain store assets through expected undiscounted cash flows over the remaining life of the related assets. Accordingly, the carrying value of the assets was reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and any remaining net book value will be depreciated over the remaining life of the asset. Store asset impairment charges of $5.2 million were recorded in fiscal 2018, which were recorded as a separate line in the statement of operations. Similar impairment charges were not significant for fiscal 2017 and the five weeks ended February 3, 2018. The inputs used to determine the fair value of the assets are Level 3 fair value inputs. In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairment, lease termination fees, severance charges and other costs. In addition, the Company considers a more likely than not assessment that an individual location will close or be remodeled prior to the end of its original lease term as a triggering event to review the store asset group for recoverability.  As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store assets through expected undiscounted cash flows over the shortened remaining life of the related assets.  Asset impairment charges of $0.7 million and $0.1 million were recorded in 2018 and 2017, respectively, which were included in selling, general and administrative expenses. No impairment charges were recorded for the five weeks ended February 3, 2018. Accordingly, the carrying value of the assets were reduced to fair value, calculated as the net present value of estimated future cash flows for each asset group, and any remaining net book value will be depreciated over the remaining life of the asset.

(6)	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	February 2,	December 30,
	2019	2017

Trademarks and other intellectual property	$16,215	$15,656
Less accumulated amortization	15,484	14,661
Total, net	$731	$995

Trademarks and intellectual property are amortized over three years. Amortization expense related to trademarks and intellectual property was $0.7 million, $1.0 million and $0.1 million in fiscal 2018, 2017 and the five weeks ended February 3, 2018, respectively. Estimated amortization expense related to other intangible assets in the subsequent five-year period is: 2019 - $0.7 million; and not significant for fiscal 2020 through 2023.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 2,	December 30,
	2019	2017
Accrued wages, bonuses and related expenses	$5,453	$5,863
Sales tax payable	1,286	4,858
Accrued rent and related expenses	3,233	3,679
Current income taxes payable	75	789
Total	$10,047	$15,189

(8)	Income Taxes

The Company’s income (loss) before income taxes from domestic and foreign operations (which include the U.K., Canada, China, Denmark and Ireland), is as follows (in thousands):

	Fiscal year ended		Five weeks ended
	February 2,	December 30,	February 3,
	2019	2017	2018
Domestic	$(4,175)	$13,081	$(1,275)
Foreign	(14,332)	732	247
Total income (loss) before income taxes	$(18,507)	$13,813	$(1,028)

The components of the income tax expense (benefit) are as follows (in thousands):

	Fiscal year ended		Five weeks ended
	February 2,	December 30,	February 3,
	2019	2017	2018

Current:
U.S. Federal	$(508)	$683	$(125)
U.S. State	(263)	609	21
Foreign	(448)	(313)	78
Deferred:
U.S. Federal	(836)	3,815	(181)
U.S. State	239	(113)	10
Foreign	1,242	1,216	14
Income tax expense (benefit)	$(574)	$5,897	$(183)

The provision for income taxes was a benefit of $0.6 million in fiscal 2018 compared to income tax expense of $5.9 million in fiscal 2017. The 2018 effective rate of 3.1% differed from the statutory rate of 21% primarily due to the valuation allowance recorded in certain foreign jurisdictions. The 2017 effective rate of 42.7% differed from the statutory rate of 34% primarily due to the effect of the provisional tax charge of $1.4 million for the re-measurement of U.S. net deferred tax assets as a result of the enactment of the Act reducing the U.S. federal statutory rate to 21% effective January 1, 2018.

For the five weeks ended February 3, 2018, the income tax provision was a benefit of $0.2 million with an effective rate of 17.8% compared to the statutory rate of 21%.

As the Company has incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, management evaluated the realizability of the Company’s U.K. deferred tax assets, including an analysis of all available positive and negative evidence.  The three-year cumulative loss is a significant piece of negative evidence. ASC 740 requires objective historical evidence be given more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets.  In fiscal 2018, the Company recorded an additional allowance of $0.5 million in certain other foreign jurisdictions. In fiscal 2017, the Company recorded an additional allowance of $0.3 million on its deferred tax assets in certain foreign jurisdictions due to cumulative losses and uncertainty about future earnings forecast.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	February 2,	December 30,
	2019	2017

Deferred tax assets:
Net operating loss carryforwards	$4,371	$764
Deferred revenue	2,661	3,120
Deferred compensation	1,729	1,414
Accrued rents	1,203	1,625
Intangible assets	1,201	1,466
Inventories	987	1,179
Carryforward of tax credits	861	25
Receivable write-offs	477	40
Accrued compensation	88	533
Other	1,056	1,188
Total gross deferred tax assets	14,634	11,354
Less: Valuation allowance	5,079	1,301
Total deferred tax assets, net of valuation allowance	9,555	10,053

Deferred tax liabilities:
Deferred revenue	(4,088)	-
Depreciation	(1,113)	(1,704)
Deferred expense	(763)	(1,907)
Other	(492)	(61)
Total deferred tax liabilities	(6,456)	(3,672)
Net deferred tax assets	$3,099	$6,381

As of February 2, 2019, the Company had gross net operating loss (NOL) carryforwards of approximately $21.0 million, most of which relate to the U.K. and U.S. federal jurisdictions where NOLs have no expiration date.  As of February 2, 2019, the Company had tax credit carryforwards of $0.9 million primarily related to U.S. federal credits which expire in 2038.  The NOL and credit carryforward amounts were not material as of December 30, 2017.

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

On December 22, 2017, the Act was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Act permanently reduces the U.S. federal statutory rate to 21%, effective January 1, 2018. The Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary E&P through the year ended December 30, 2017. Under SAB 118, the Company recorded a provisional tax charge of $1.4 million for the re-measurement of its U.S. net deferred tax assets and estimated no cost for this one-time deemed repatriation in fiscal 2017. The Company has completed its analysis based on legislative updates relating to the Act currently available, which resulted in a tax benefit of $0.2 million for fiscal 2018. A favorable adjustment of $0.1 million was recorded for the revaluation of deferred tax assets and liabilities. In addition, a favorable adjustment of $0.1 million was recorded for the impact of the one-time deemed repatriation of undistributed foreign subsidiary E&P.

As of February 2, 2019, the Company had total unrecognized tax benefits of $0.4 million, of which approximately $0.2 million would favorably impact the Company’s provision for income taxes if recognized. As of December 30, 2017, the Company had total unrecognized tax benefits of $0.7 million, of which approximately $0.3 million would favorably impact the Company’s provision for income taxes if recognized. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included within other liabilities in the consolidated balance sheets were less than $0.1 million for both years ended as of February 2, 2019 and December 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the consolidated statement of operations. For the years ended February 2, 2019 and December 30, 2017, the Company recognized an expense of less than $0.1 million for interest and penalties for each year. For the five weeks ended February 3, 2018, the Company recognized an expense of less than $0.1 million for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2016	$961
Increases for prior year tax positions	57
Decreases for prior year tax positions	(359)
Balance as of December 30, 2017 (1)	659
Increases for prior year tax positions	288
Decreases for prior year tax positions	(333)
Settlements	(183)
Lapse of statute of limitations	(13)
Balance as of February 2, 2019	$418

(1) For the five week transition period ending February 3, 2018, there was no activity.

Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.4 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations and the lapsing of the statute of limitations.

The following tax years remain open in the Company’s major taxing jurisdictions as of February 2, 2019:

United States (Federal)	2016 through 2018
United Kingdom	2016 through 2018

(9)	Line of Credit

As of February 2, 2019, the Company had a bank line of credit that provides borrowing capacity of $35 million. Borrowings under the credit agreement are secured by its assets and a pledge of 66% of the Company’s ownership interest in certain of its foreign subsidiaries.

On December 14, 2018, the Company entered into an eighteenth amendment which amends the Company’s Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) and the Fourth Amended and Restated Revolving Credit Note (the “Revolving Credit Note”) with its lender. The eighteenth amendment decreased the interest rate from LIBOR plus 1.80% to LIBOR plus 1.25%; extended the expiration date of the facility from December 31, 2018 to December 31, 2020; decreased the commitment fee from 0.125% per annum to 0.075% per annum; and amended the redemptions covenant to permit the Company to acquire outstanding shares of stock so long as during the 365-consecutive day period prior to each such redemption there is no outstanding principal balance under the revolving credit loan for at least 30 consecutive days.

On April 16, 2019, the Company entered into the nineteenth amendment which amends the Credit Agreement and the Revolving Credit Note with its lender. The nineteenth amendment established a minimum cumulative EBITDA covenant for each of the first three quarters of fiscal 2019; revised the methodology for calculating the funded debt ratio to increase the EBITDA amount that will be included in the denominator for the four quarter periods ending the fourth quarter of fiscal 2018 and each of the first three quarters of fiscal 2019, while leaving unchanged the minimum required ratio; suspended, effective immediately prior to the end of the fourth quarter of fiscal 2018, the fixed charge coverage ratio until the fourth quarter of fiscal 2019; amended (i) the dividends covenant to permit the Company to declare or pay dividends or other distributions, and (ii) the redemptions covenant to permit the Company to acquire outstanding shares of its capital stock, only if each of the following conditions are met: (a) the outstanding principal balance of the Revolving Credit Note is $0 prior to and after giving effect to such payment; (b) Company’s cash balance is not less than $10.0 million prior to and after giving effect to such payment; (c) the aggregate amount of such payments during a fiscal year do not exceed $1.0 million without the lender’s consent; and (d) no event of default or default exists or will exist as a result of any such payment; and established a minimum liquidity covenant for the first three quarters of fiscal 2019. The Credit Agreement contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, and investments.

As of the end of fiscal 2018 under the Credit Agreement as currently amended: (i) the Company was in compliance with all covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

(10)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2030. The majority of leases contain provisions for base rent plus contingent payments based on defined sales as well as scheduled escalations. Total office and retail store base rent expense was $45.9 million, $45.0 million and $3.7 million in fiscal 2018, 2017 and the five weeks ended February 3, 2018, respectively. Contingent rent expense was $1.5 million, $1.2 million and less than $0.1 million in fiscal 2018, 2017 and the five weeks ended February 3, 2018, respectively.

Future minimum lease payments at February 2, 2019, were as follows (in thousands):

2019	$41,800
2020	35,192
2021	31,940
2022	29,265
2023	24,961
Subsequent to 2023	49,782
Total	$212,940

(b)	Litigation

In the normal course of business, the Company is subject to certain claims or lawsuits. Except as noted below, management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

In the normal course of business, the Company is subject to regular examination by various taxing authorities for years not closed by the statute of limitations. If one or more of these examinations has an unfavorable resolution, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular period. The Company accrues a liability for loss contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Gain contingencies are recorded when the underlying uncertainty has been settled. Assessments made by the U.K. customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables in the DTC segment. The U.K. customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable, based on a current evaluation of the collectability, using the latest facts available in the dispute. As of February 2, 2019, the Company had a gross receivable balance of $3.9 million and a reserve of $3.1 million, leaving a net receivable of $0.8 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

(11)	Net Income (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Fiscal year ended		Five weeks ended
	February 2,	December 30,	February 3,
	2019	2017	2018
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$(17,933)	$7,916	$(845)
Less: Earnings allocated to participating securities	-	96	-
Net income (loss)	$(17,933)	$7,820	$(845)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,591,270	15,572,045	14,860,511
Dilutive effect of share-based awards:	-	185,015	-
Weighted average number of common shares outstanding - dilutive	14,591,270	15,757,060	14,860,511
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(1.23)	$0.50	$(0.06)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(1.23)	$0.50	$(0.06)

In calculating diluted earnings per share for fiscal 2018 and 2017 and the five week transition period ending February 3, 2018, options to purchase 572,239; 325,427; and 380,496; respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

(12)	Stock Incentive Plans

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

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	757,784	$9.91
Granted	72,051	8.85
Exercised	(1,269)	6.36
Forfeited	(26,795)	13.45
Canceled or expired	(10,204)	12.51
Outstanding, December 30, 2017	791,567	9.67
Granted (1)	213,687	8.60
Exercised (1)	(53,040)	5.20
Forfeited	(1,536)	11.19
Outstanding, February 2, 2019	950,678	$9.67	4.8	$-

Options Exercisable as of:
February 2, 2019	625,663	$9.69	4.6	$-

(1) No options were granted or exercised for the five weeks ended February 3, 2018.

The expense recorded related to options granted during fiscal 2018 and 2017 was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options. The assumptions used in the option pricing model during fiscal 2018 and 2017 were:

	2018	2017

Dividend yield	0%	0%
Historical volatility	50%	47%
Risk-free rate	2%	2%
Expected life	3.5	6.0
Weighted average grant date fair value	$3.31	$4.18

The total grant date fair value of options exercised in fiscal 2018 and 2017 was approximately $0.2 million and less than $0.1 million, respectively. The total intrinsic value of options exercised in fiscal 2018 and 2017 was approximately $0.2 million and less than $0.1 million, respectively. The Company generally issues new shares to satisfy option exercises.

Future shares available for option, non-vested stock and restricted stock grants were 529,098 and 984,758 at the end of 2018 and 2017, respectively.

(b)	Restricted Stock

The Company granted restricted stock awards that vest over a one to three-year period. Recipients of time-based restricted stock awards have the right to vote and receive dividends as to all unvested shares. Recipients of performance-based restricted stock awards have the right to vote and receive dividends upon satisfaction of the performance criteria and certain of these awards’ dividend rights are also subject to time-based vesting. The following table is a summary of the balance and activity for the Plans related to unvested time-based and performance-based restricted stock granted as compensation to employees and directors for the periods presented:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	316,116	$13.30	241,141	$15.39
Granted	258,060	9.18	83,897	8.85
Vested	(179,132)	12.20	(6,472)	20.54
Forfeited	(33,505)	12.55	(15,247)	14.28
Canceled or expired	—	—	(13,704)	13.68
Outstanding, December 30, 2017	361,539	$10.97	289,615	$13.66
Granted (1)	208,913	8.68	83,256	8.60
Vested (1)	(178,329)	11.82	(6,323)	20.58
Forfeited (1)	(12,345)	10.99	—	-
Canceled or expired	—	—	(199,395)	15.47
Outstanding, February 2, 2019	379,778	$9.31	167,153	$8.73

(1) Restricted stock for the five weeks ended February 3, 2018 included the following activity: granted 3,479 shares with a weighted average grant date fair value of $9.25, vested 129 shares with a weighted average grant date fair value of $11.65 and forfeited 7,477 shares with a weighted average grant date fair value of $10.70. No performance shares activity occurred for the five weeks ended February 3, 2018.

In 2018, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated pre-tax income growth objectives for fiscal 2018, 2019 and 2020. The target number of shares awarded was 62,500 with a weighted average grant date fair value of $8.60 per share. In addition, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated revenue growth objectives for fiscal 2018, 2019 and 2020. The target number of shares awarded was 20,756 with a weighted average grant date fair value of $8.60 per share. Both of these performance-based restricted stock awards had a payout opportunity ranging from 25% to 200% of the target number of shares. Based on the Company’s financial results for fiscal 2018, the Company is currently unable to estimate the total number of these shares expected to be earned.

In 2017, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established pre-tax income growth objectives for fiscal 2017, 2018 and 2019. The target number of shares awarded was 83,897 with a weighted average grant date fair value of $8.85 per share. These shares of performance-based restricted stock had a payout opportunity ranging from 25% to 200% of the target number of shares. Based on the Company’s pre-tax income results for fiscal 2017 and 2018, the Company currently estimates the minimum number of shares that will be earned is approximately 12,580, assuming no forfeitures. The Company is currently unable to estimate the total number of these shares expected to be earned.

In 2016, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established cumulative total revenue goals for fiscal 2016, 2017 and 2018. The target number of shares awarded was 149,393 with a weighted average grant date fair value of $13.69 per share. These shares of three-year performance-based restricted stock had a payout opportunity ranging from 50% to 200% of the target number of shares. The Company does not expect these shares to be earned.

The vesting date fair value of shares that vested in fiscal 2018 and 2017 was $2.2 million and $2.3 million, respectively. The aggregate unearned compensation expense related to options and restricted stock was $3.1 million as of February 2, 2019 and is expected to be recognized over a weighted average period of 1.3 years.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2017, the five weeks ended February 3, 2018 and fiscal 2018:

Common
Stock

Shares as of December 31, 2016	15,856,927
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	172,758
Repurchase of shares	(513,725)
Shares as of December 30, 2017	15,515,960
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	(4,038)
Repurchase of shares	(528,228)
Shares as of February 3, 2018	14,983,694
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	207,406
Repurchase of shares	(237,958)
Shares as of February 2, 2019	14,953,142

(14)	Major Vendors

Four vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 78% and 79% of inventory purchases in 2018 and 2017, respectively.

(15)	Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, China, Denmark, Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the U.K., Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

For fiscal year 2018 and 2017, Store asset impairment charges were disclosed as a separate line item within the consolidated statement of operations, including $4.6 million in the fourth quarter of fiscal 2018. In addition, asset impairment charges of $0.7 million were recorded in the fourth quarter of fiscal 2018 and included within selling, general and administrative expenses. See Note 5 — Property and Equipment, net for additional information regarding these charges within the DTC segment. Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Fifty-two weeks ended February 2, 2019
Net sales to external customers	$326,304	$6,560	$3,721	$336,585
Income (loss) before income taxes	(20,801)	2,293	1	(18,507)
Capital expenditures	11,253	-	-	11,253
Depreciation and amortization	16,013	1	28	16,042
Fifty-two weeks ended December 30, 2017
Net sales to external customers	$349,408	$6,007	$2,451	$357,866
Income before income taxes	10,436	934	2,443	13,813
Capital expenditures	17,882	-	191	18,073
Depreciation and amortization	16,101	2	62	16,165
Five weeks ended February 3, 2018
Net sales to external customers	$29,586	$358	$279	$30,223
Income (loss) before income taxes	(1,269)	95	146	(1,028)
Capital expenditures	1,270	-	-	1,270
Depreciation and amortization	1,505	-	2	1,507

Total Assets as of:
February 2, 2019	$159,269	$7,283	$5,494	$172,046
December 30, 2017	188,685	5,949	3,355	197,989

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

	North
	America (1)	Europe (2)	Other (3)	Total
Fifty-two weeks ended February 2, 2019
Net sales to external customers	$283,347	$51,231	$2,007	$336,585
Property and equipment, net	60,490	5,860	18	66,368
Fifty-two weeks ended December 30, 2017
Net sales to external customers	293,282	61,901	2,683	$357,866
Property and equipment, net	68,141	9,578	32	77,751
Five weeks ended February 3, 2018
Net sales to external customers	$24,575	$5,471	$177	$30,223

For purposes of this table only:

(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the U.K., Ireland, Denmark and franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe and a corporately-managed location in China

(16)	Transition Period Financial Information

In January 2018, the Company’s Board of Directors approved a change in the Company’s fiscal year-end, which previously ended on the Saturday closest to December 31, to the Saturday closest to January 31. Accordingly, the Company is presenting audited financial statements for a five week transition period, December 31, 2017 through February 3, 2018. The following table provides certain unaudited comparative financial information for the same period of the prior year (in thousands, except share and per share amounts):

	5 Weeks	4 Weeks
	Ended	Ended
	February 3,	January 28,
	2018	2017
		(unaudited)
Consolidated statements of income
Total revenues	$30,223	$24,130
Consolidated gross profit	13,902	10,045
Selling, general and administrative	14,920	11,231
Interest expense, net	10	(2)
Income before income taxes	(1,028)	(1,184)
Income benefit expense	(183)	(424)
Net loss	(845)	(760)
Loss per common share
Basic and diluted	$(0.06)	$(0.05)
Shares used in computing per share amounts - basic and diluted	14,860,511	15,526,642

(17)	Subsequent events

In the period after February 2, 2019, the Company entered into a nineteenth amendment which amends the Credit Agreement and Revolving Credit Note with its lender. See Note 9 — Line of Credit for additional information.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Other (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2018	$1,279	$4,228	$(428)	$5,079
Five weeks ended February 3, 2018	1,301	28	(50)	1,279
2017	576	323	402	1,301

Receivables Allowance for Doubtful Accounts
2018	$3,260	$1,029	$1,111	$5,400
Five weeks ended February 3, 2018	3,072	16	172	3,260
2017	3,585	372	(885)	3,072

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2004)

3.2	Amended and Restated Bylaws, as amended through January 4, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on January 4, 2018)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*	Build-A-Bear Workshop, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2006)

10.1.1*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 on our Registration Statement on Form S-8, filed on May 18, 2009)

10.1.2*	Third Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 12, 2014)

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

10.1.11*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for Chiefs (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 17, 2017)

10.1.12*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 17, 2017)

10.1.13*	Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 12, 2017)

10.1.14*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for Chiefs (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.15*

Form of Restricted Stock and Non-Qualified Stock Option Award Agreement under Registrant's 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.16*	Description of Build-A-Bear Workshop, Inc. Long-term Performance-Based Cash Incentive Program for Chiefs (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on March 21, 2018)

10.2 *	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

10.3*

Amended and Restated Employment, Confidentiality and Noncompete Agreement dated April 14, 2015 between Eric Fencl and the Registrant (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 14, 2015)

10.3.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 11, 2016)

10.4*

Employment, Confidentiality and Noncompete Agreement dated April 15, 2015 between J. Christopher Hurt and the Registrant (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 14, 2015)

10.4.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 11, 2016)

10.5*

Employment, Confidentiality and Noncompete Agreement dated December 3, 2012 between Sharon Price John and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2013)

10.5.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on March 11, 2016)

10.6*

Employment, Confidentiality and Noncompete Agreement dated August 12, 2014 between Jennifer Kretchmar and the Registrant (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2014)

10.6.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.4 on our Current Report on Form 8-K, filed on March 11, 2016)

10.7*

Employment, Confidentiality and Noncompete Agreement dated September 15, 2014 between Vojin Todorovic and the Registrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on September 15, 2014)

10.7.1*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 on our Current Report on Form 8-K, filed on March 11, 2016)

10.8*

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.9

Third Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.9.1

Fifth Amendment to Loan Documents among the Registrant, Shirts Illustrated, LLC, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, LLC (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2006)

10.9.2

Sixth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Workshop UK Holdings Ltd., as borrowers, Build-A-Bear Workshop Canada, Ltd. and US Bank National Association, as lender entered into on and effective as of on June 19, 2007 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2007)

10.9.3

Seventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc. Build-A-Bear Entertainment, LLC, and Build-A-Bear Retail Management, Inc., as borrowers, and US Bank National Association, as lender entered into as of on October 28, 2009 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009)

10.9.4

Eighth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2011)

10.9.5

Ninth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 30, 2011 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012)

10.9.6

Tenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of June 30, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2012)

10.9.7

Eleventh Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2012)

10.9.8

Twelfth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of February 13, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2013)

10.9.9

Thirteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 30, 2013 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 2, 2013)

10.9.10

Fourteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 22, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 23, 2014)

10.9.11

Fifteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of January 2, 2015 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015)

10.9.12

Joinder and Sixteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 25, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 28, 2016)

10.9.13

Seventeenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of May 4, 2017 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2017)

10.9.14

Letter Agreement amending Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of March 1, 2018 (incorporated by reference from Exhibit 10.10.14 to our Annual Report on Form 10-K, filed on March 15, 2018)

10.9.15	Eighteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 14, 2018 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 19, 2018)

10.9.16	Nineteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 16, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 17, 2019)

10.9.17

Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.9.18

Fourth Amended And Restated Revolving Credit Note dated as of October 28, 2009 by the Registrant, Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC (“BABE”), and Build-A-Bear Retail Management, Inc., as borrowers, in favor of U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2008)

10.10

Standard Form Industrial Building Lease dated August 28, 2004 between First Industrial, L.P. and the Registrant (incorporated by reference from Exhibit 10.35 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-1, filed on October 5, 2004, Registration No. 333-118142)

10.10.1

Third Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.1 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.10.2

Fourth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of November 21, 2007 (incorporated by reference from Exhibit 10.19.2 to our Annual Report on Form 10-K, filed on March 15, 2012)

10.10.3

Fifth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of October 3, 2013 (incorporated by reference from Exhibit 10.13.3 to our Annual Report on Form 10-K for the year ended January 2, 2016)

10.10.4

Sixth Amendment to Lease between First Industrial, L.P. and Registrant, dated as of January 3, 2018 (incorporated by reference from Exhibit 10.11.4 to our Annual Report on Form 10-K filed March 15, 2018)

10.11

Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.12

Real Estate Purchase Agreement dated December 19, 2005 between Duke Realty Ohio and the Registrant (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

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

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 18, 2019	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended February 2, 2019 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	April 18, 2019
Craig Leavitt

/s/ Maxine Clark	Director	April 18, 2019
Maxine Clark

/s/ Robert L. Dixon, Jr.	Director	April 18, 2019
Robert L. Dixon, Jr.

/s/ Anne Parducci	Director	April 18, 2019
Anne Parducci

/s/ Sara Personette	Director	April 18, 2019
Sarah Personette

/s/ Michael Shaffer	Director	April 18, 2019
Michael Shaffer

/s/ Sharon John	Director and President and Chief Executive Officer	April 18, 2019
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	April 18, 2019
Voin Todorovic	(Principal Financial and Accounting Officer)