Form 10-Q
period 2019-05-04
BUILD A BEAR WORKSHOP INC
filed 2019-06-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	BBW	New York Stock Exchange

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

As of June 10, 2019, there were 15,130,418 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	May 4,	February 2,	May 5,
	2019	2019	2018
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,238	$17,894	$18,881
Inventories, net	56,004	58,356	49,423
Receivables, net	8,836	10,588	8,968
Prepaid expenses and other current assets	8,541	12,960	11,493
Total current assets	93,619	99,798	88,765

Operating lease right-of-use asset	144,483	-	-
Property and equipment, net	65,357	66,368	76,410
Deferred tax assets	3,241	3,099	4,102
Other intangible assets, net	607	731	950
Other assets, net	2,224	2,050	2,427
Total Assets	$309,531	$172,046	$172,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,887	$22,551	$12,965
Accrued expenses	7,785	10,047	8,739
Operating lease liability short term	30,558	-	-
Gift cards and customer deposits	19,026	21,643	17,007
Deferred revenue and other	2,006	1,936	1,893
Total current liabilities	80,262	56,177	40,604

Operating lease liability long term	137,666	-	-
Deferred rent	-	18,440	17,697
Deferred franchise revenue	1,580	1,625	1,142
Other liabilities	1,586	1,490	1,794
Commitments and contingencies	-	-	-

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at May 4, 2019, February 2, 2019 and May 5, 2018	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,130,418, 14,953,142 and 14,997,791 shares, respectively	149	150	151
Additional paid-in capital	69,550	69,088	66,908
Accumulated other comprehensive loss	(12,123)	(12,018)	(11,546)
Retained earnings	30,861	37,094	55,904
Total stockholders' equity	88,437	94,314	111,417
Total Liabilities and Stockholders' Equity	$309,531	$172,046	$172,654

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
Revenues:
Net retail sales	$81,048	$81,425
Commercial revenue	2,754	1,019
International franchising	560	740
Total revenues	84,362	83,184

Costs and expenses:
Cost of merchandise sold - retail	44,420	45,385
Cost of merchandise sold - commercial	1,264	479
Cost of merchandise sold - international franchising	440	332
Total cost of merchandise sold	46,124	46,196
Consolidated gross profit	38,238	36,988
Selling, general and administrative expense	35,808	36,337
Interest expense, net	20	5
Income (loss) before income taxes	2,410	646
Income tax expense (benefit)	1,213	292
Net income (loss)	$1,197	$354

Foreign currency translation adjustment	(105)	(747)
Comprehensive income (loss)	$1,092	$(393)

Income (loss) per common share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

Shares used in computing common per share amounts:
Basic	14,612,575	14,582,573
Diluted	14,738,240	14,722,989

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018

Cash flows provided by (used in) operating activities:
Net income (loss)	$1,197	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,512	4,115
Stock-based compensation	720	841
Deferred taxes	(142)	(433)
Provision for doubtful accounts	5	-
(Gain) loss on disposal of property and equipment	(2)	(29)
Change in assets and liabilities:
Inventories, net	2,424	8,233
Receivables, net	1,762	(723)
Prepaid expenses and other assets	4,423	1,671
Accounts payable and accrued expenses	(1,910)	(10,662)
Operating leases	(2,988)	127
Gift cards and customer deposits	(2,621)	(2,235)
Deferred revenue	(1,239)	105
Net cash provided by (used in) operating activities	5,141	1,364
Cash flows used in investing activities:
Purchases of property and equipment	(2,440)	(3,030)
Proceeds from property insurance	-	85
Net cash used in investing activities	(2,440)	(2,945)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(258)	(406)
Purchases of Company’s common stock	-	(732)
Net cash used in financing activities	(258)	(1,138)
Effect of exchange rates on cash	(99)	101
Net increase (decrease) in cash and cash equivalents	2,344	(2,618)
Cash and cash equivalents, beginning of period	17,894	21,499
Cash and cash equivalents, end of period	$20,238	$18,881
Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income taxes	$(1,000)	$(168)

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of February 2, 2019 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 2, 2019, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2019.

Recent Accounting Pronouncements – Adopted in the Current Year

Effective February 3, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") new guidance on leases (“Topic 842”), which replaced most existing lease accounting guidance in U.S. GAAP. The Company elected the optional transition method that gives companies the option to use the effective date as the date of initial application on transition, and as a result, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date.

See Note 3 — Leases for additional information.

2. Revenue

Nearly all the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents nearly 97% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-tenth of one percent due to the interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value added and other taxes paid by its customers.

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Historically, most gift card redemptions have occurred within three years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

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

 3. Leases

Effective February 3, 2019, the Company adopted the FASB guidance on leases (“Topic 842”), which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted Topic 842 using the modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. Prior year financial statements were not recast under Topic 842, and therefore those amounts are not disclosed. The Company has elected certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs as well as an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The Company also elected the optional transition method that gives companies the option to use the effective date as the date of initial application on transition, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has elected to make the accounting policy election for short-term leases. Consequently, short-term leases will be recorded as an expense on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient.

The majority of the Company's leases relate to retail stores and corporate offices. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most retail store leases have a five to ten-year base period and include renewal options to extend the lease term beyond the initial base period. The renewal options are not included in the measurement of the right of use assets and right of use liabilities unless the Company is reasonably certain to exercise the optional renewal periods Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company's leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. These incentives reduce our right-of-use asset related to the lease and are amortized through the right-of-use asset as reductions of expense over the lease term.

Some of the Company's leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the store’s sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses.

For leases entered into or reassessed after the adoption of the new standard, the Company has elected the practical expedient allowed by the standard to account for all fixed consideration in a lease as a single lease component. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.

Most of the Company’s leases do not provide a readily available implicit rate. Therefore, the Company estimates the incremental borrowing discount rate based on information available at lease commencement. The discount rates used were indicative of a synthetic credit rating based on quantitative and qualitative analysis and adjusted one notch higher to estimate a secured credit rating. For non-U.S. locations, a risk-free rate yield based on the currency of the lease was used to estimate the incremental borrowing rate.

Upon adoption and transition, the Company recognized a cumulative-effect charge of $7.4 million net of tax to the opening balance of retained earnings which represents impairment charges to the right-of-use assets associated with stores whose fixed assets have been previously impaired or had indicators of impairment, and whose right-of-use-assets were determined to be above fair market value.

Lease position as of February 3, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		February 3,
(in thousands)	Classification on the Balance Sheet	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$151,513

Liabilities
Current - Operating	Operating lease liability short term	34,672
Noncurrent - Operating	Operating lease liability long term	141,519
Total lease liabilities		$176,191

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended May 4, 2019.

Thirteen weeks ended
(in thousands)	May 4, 2019

Operating lease costs	$10,416
Variable lease costs	621
Short term lease costs	387
Total Operating Lease costs	$11,424

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended May 4, 2019.

Thirteen weeks ended
(in thousands)	May 4, 2019
Cash paid for operating lease liabilities
Operating cash flows for operating leases	$11,199

As of May 4, 2019, the weighted-average remaining operating lease term was 6.4 years and the weighted-average discount rate was 5.9 % for operating leases recognized on our Condensed Consolidated Statement of Operations.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease operating liabilities and operating lease liabilities recorded on the balance sheet.

Operating Leases	(in thousands)
2019	$30,645
2020	34,700
2021	31,461
2022	29,308
2023	24,974
Thereafter	50,903
Total minimum lease payments	201,991
Less: amount of lease payments representing interest	(33,767)
Present value of future minimum lease payments	168,224
Less: current obligations under leases	(30,558)
Long-term lease obligations	$137,666

As of May 4, 2019, the Company has additional executed leases that have not yet commenced of $6.1 million. These leases will commence in 2019 with lease terms of approximately ten years.

In accordance with Accounting Standards Codification ("ASC") 840, Leases, the aggregate minimum non-cancelable annual lease payments under operating leases in effect on February 2, 2019 were as follows:

Operating Leases	(in thousands)
2019	$41,800
2020	35,192
2021	31,940
2022	29,265
2023	24,961
Subsequent to 2023	49,782
Total	$212,940

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	May 4,	February 2,	May 5,
	2019	2019	2018
Prepaid occupancy (1)	$2,860	$5,497	$6,510
Prepaid income taxes	515	2,245	393
Other	5,166	5,218	4,590
Total	$8,541	$12,960	$11,493

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	May 4,	February 2,	May 5,
	2019	2019	2018
Accrued wages, bonuses and related expenses	$4,897	$5,453	$2,850
Sales tax payable	1,487	1,286	1,198
Accrued rent and related expenses (1)	845	3,233	3,352
Current income taxes payable	556	75	1,339
Total	$7,785	$10,047	$8,739

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

6. Stock-based Compensation

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

For the thirteen weeks ended May 4, 2019 and May 5, 2018, selling, general and administrative expense included $0.7 million and $0.8 million, respectively, of stock-based compensation expense. As of May 4, 2019, there was $4.1 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

The following table is a summary of the balances and activity for stock options for the thirteen weeks ended May 4, 2019:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, February 2, 2019	950,678	$9.67
Granted	-	-
Exercised	(3,724)	5.11
Forfeited	-	-
Canceled or expired	(17,138)	7.44
Outstanding, May 4, 2019	929,816	$9.73

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirteen weeks ended May 4, 2019:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 2, 2019	379,778	$9.31	167,153	$8.73
Granted	218,364	5.61	95,811	5.61
Vested	(156,864)	13.43	—	—
Forfeited	(249)	10.10	—	—
Canceled or expired	—	—	—	—
Outstanding, May 4, 2019	441,029	$7.20	262,964	$7.59

The total fair value of shares vested during the thirteen weeks ended May 4, 2019 and May 5, 2018 was $1.6 million and $1.7 million, respectively.

In April 2019, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated pre-tax income growth objectives for fiscal 2019, 2020 and 2021. In 2018, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated total pre-tax income growth objectives for fiscal 2018, 2019 and 2020. In addition, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated revenue growth objectives for fiscal 2018, 2019 and 2020. In 2017, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established pre-tax income growth objectives for 2017, 2018 and 2019. The shares for all these awards have a payout opportunity ranging from 25% to 200% of the target number of shares.

The outstanding performance shares as of May 4, 2019 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2017 - 2019 consolidated pre-tax income growth objectives	83,897
2018 - 2020 consolidated total revenue growth objectives	20,756
2018 - 2020 consolidated pre-tax income growth objectives	62,500
2019 - 2021 consolidated pre-tax income growth objectives	95,811
Performance shares outstanding, May 4, 2019	262,964

7. Income Taxes

The effective tax rate was 50.3% for the thirteen weeks ended May 4, 2019 compared to 45.2% for the thirteen weeks ended May 5, 2018. In the first quarter of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign jurisdictions and the $0.2 million negative tax impact of equity awards vesting. In the first quarter of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the $0.1 million tax impact of equity awards vesting.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen week periods ended May 4, 2019 and May 5, 2018:

	For the thirteen weeks ended May 4, 2019					For the thirteen weeks ended May 5, 2018

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$150	$69,088	$(12,018)	$37,094	$94,314	$150	$66,843	$(10,800)	$55,893	$112,086
Adoption of new accounting standard				(7,430)	(7,430)
Subtotal	$150	$69,088	$(12,018)	$29,664	$86,884	$150	$66,843	$(10,800)	$55,893	$112,086
Share repurchase and retirement					-	(1)	(388)		(343)	(732)
Stock-based compensation		720			720		841			841
Shares issued under employee stock plans	(1)	(258)			(259)	2	(388)			(386)
Other comprehensive loss			(105)		(105)			(746)		(746)
Net income				1,197	1,197				354	354
Balance, ending	$149	$69,550	$(12,123)	$30,861	$88,437	$151	$66,908	$(11,546)	$55,904	$111,417

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million. From the date of such authorization through May 4, 2019, the Company has repurchased approximately 1.3 million shares at an average price of $8.75 per share for an aggregate amount of approximately $11.2 million, leaving approximately $8.8 million authorized under the program as of that date.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data), in periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company:

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
NUMERATOR:

Net income (loss) before allocation of earnings to participating securities	$1,197	$354
Less: Earnings allocated to participating securities	-	2
Net income (loss)	$1,197	$352

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,612,575	14,582,573
Dilutive effect of share-based awards:	125,665	140,416
Weighted average number of common shares outstanding - dilutive	14,738,240	14,722,989
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.08	$0.02
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.08	$0.02

In calculating diluted income per share for the thirteen week periods ended May 4, 2019 and May 5, 2018, options to purchase 938,622 and 478,996; respectively, shares of common stock that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at May 4, 2019 and May 5, 2018 was comprised entirely of foreign currency translation. For the thirteen weeks ended May 4, 2019 and May 5, 2018, there were no reclassifications out of accumulated other comprehensive loss.

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, China, Denmark, Ireland and the United Kingdom (“U.K.”), including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the U.K., Ireland and Denmark), Asia, Australia, the Middle East, Africa and Mexico. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended May 4, 2019
Net sales to external customers	$81,048	$2,754	$560	$84,362
Income (loss) before income taxes	1,094	1,215	101	2,410
Capital expenditures	2,440	-	-	2,440
Depreciation and amortization	3,510	-	2	3,512
Thirteen weeks ended May 5, 2018
Net sales to external customers	$81,425	$1,019	$740	$83,184
Income (loss) before income taxes	(23)	362	307	646
Capital expenditures	3,030	-	-	3,030
Depreciation and amortization	4,116	1	(2)	4,115

Total Assets as of:
May 4, 2019	$295,558	$8,004	$5,969	$309,531
May 5, 2018	161,497	6,267	4,890	172,654

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended May 4, 2019
Net sales to external customers	$72,941	$10,887	$534	$84,362
Property and equipment, net	59,502	5,839	16	65,357
Thirteen weeks ended May 5, 2018
Net sales to external customers	$69,968	$12,826	$390	$83,184
Property and equipment, net	66,664	9,722	24	76,410

For purposes of this table only:
(1) North America includes corporately managed locations in the United States, Canada, Puerto Rico and franchise business in Mexico
(2) Europe includes corporately managed locations in the U.K., Ireland, Denmark and franchise businesses in Europe
(3) Other includes franchise businesses outside of North America and Europe and a corporately-managed location in China

12. Contingencies

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

Assessments made by the U.K. customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U. K. customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of May 4, 2019, the Company had a gross receivable balance of $4.0 million and a reserve of $3.1 million, leaving a net receivable of $0.9 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019, as filed with the SEC, and include the following:

●

any decline in general global economic conditions could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending, and have an adverse effect on our liquidity and profitability;

●	we may not be able to operate our international corporately-managed locations profitably;
●

we depend upon the shopping malls and tourist locations in which we are located to attract guests to our stores and a decline in consumer traffic could adversely affect our financial performance and profitability;

●

if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;

●

our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade, tariffs and foreign currency fluctuations;

●

if we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;

●

consumer interests change rapidly and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for key products and services;

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

●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	the market price of our common stock is subject to volatility, which could in turn attract the interest of activist shareholders; and
●

our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of May 4, 2019, we operated 366 stores globally and had 90 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites and franchisee sites and through third parties under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, Puerto Rico, the U.K., Ireland, Denmark and China and two e-commerce sites;
•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and
•	International franchising – Royalties as well as product and fixture sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen week period ended May 4, 2019 and May 5, 2018 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Strategy

We expect to improve consolidated sales and profit through the following key initiatives:

●

Development of our experiential retail model to diversify and expand the impact and reach of our brand globally: We expect to continue to diversify our real estate portfolio to focus on places where families are increasingly going to shop or going for entertainment. We have been actively identifying and securing more tourist locations. We also expect to continue to diversify our store portfolio inclusive of our lower capital, more flexible “concourse shop” model. We expect to continue to make improvements to our aging store fleet by leveraging our Discovery format in conjunction with select natural lease events such as lease renewals or terminations. Overall, these reformatted locations continue to perform ahead of heritage locations in both sales and profitability. In addition, we are actively working with a large retailer to expand our reach to a broader array of consumers. We expect to continue to grow e-commerce sales as well as expand globally through existing and new franchise agreements including the recently added franchises in China and India.

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

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirteen weeks ended
	May 4, 2019				May 5, 2018
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	311	59	1	371	292	59	1	352
Opened	-	-	-	-	2	-	-	2
Closed	(4)	(1)	-	(5)	(2)	(2)	-	(4)
End of period	307	58	1	366	292	57	1	350

During 2019, we will continue to make improvements to our aged store fleet by leveraging the Discovery format in conjunction with select natural lease events. As of May 4, 2019, 37% of our store base was in an updated Discovery design.  We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible in part by concourse shops and expansion in other locations outside traditional malls.

International Franchise Revenue:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of May 4, 2019, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
Beginning of period	97	100
Opened	7	2
Closed	(14)	(6)
End of period	90	96

In the ordinary course of business, we anticipate signing additional master franchise agreements and terminating other such agreements. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the U.K., Ireland and Denmark. We continue to expect franchisees to leverage the new formats that have been developed for our corporately-managed operations and sourcing changes that have significantly reduced the capital and expenses required to open stores. We expect to continue to develop market expansion through both new and existing franchisees in 2019 and beyond. For example, our new China franchise partner operates nine locations and plans to open up to 10 locations by the end of fiscal year 2019. In addition, we have made progress in opening six stores in India, and we expect to open stores in Chile.

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
Revenues:
Net retail sales	96.2%	97.9%
Commercial revenue	3.1	1.2
International franchising	0.7	0.9
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	54.8	55.7
Cost of merchandise sold - commercial (1)	45.9	47.0
Cost of merchandise sold - international franchising (1)	78.6	44.9
Total cost of merchandise sold	54.7	55.5
Consolidated gross profit	45.3	44.5
Selling, general and administrative	42.4	43.7
Interest expense (income), net	0.0	0.0
Income (loss) before income taxes	2.9	0.8
Income tax expense (benefit)	1.4	0.4
Net income (loss)	1.4	0.4

Retail Gross Margin (2)	45.2%	44.3%

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

Thirteen weeks ended May 4, 2019 compared to thirteen weeks ended May 5, 2018

Total revenues. Consolidated revenues increased 1.4%, including a 4.5% increase in North America, a 14.8% decrease in Europe, and a double digit increase in consolidated e-commerce sales. We believe that European results continue to reflect the impact of the ongoing uncertainty surrounding Brexit, as well as the May 2018 implementation of new privacy laws, which severely inhibited the Company’s ability to directly market to guests.

Net retail sales for the thirteen weeks ended May 4, 2019 were $81.0 million, compared to $81.4 million for the thirteen weeks ended May 5, 2018, a decrease of $0.4 million, or 0.5%. The components of this decrease are as follows:

Thirteen weeks ended
May 4, 2019
(dollars in millions)
Decrease in existing store and ecommerce sales	$(1.8)
Increase from new stores	3.4
Impact of store closures	(1.4)
Impact of foreign currency translation	(0.9)
Change in deferred revenue estimates, including breakage	0.3
$(0.4)

The revenue decrease was driven primarily by the U.K. as business continued to decline due to a challenging retail environment brought on by Brexit and the May 2018 implementation of new privacy laws that have significantly inhibited our ability to build our contact database and market directly to our guests. As a part of our focused effort to mitigate some of the issues in the market, we recently implemented a new technology-based Bonus Club enrollment process that is compliant with the new European privacy regulations. Since then, we have seen significant growth in the opt-in rates of Bonus Club members which we believe will benefit the business on a go-forward basis.

Commercial revenue was $2.8 million for the thirteen weeks ended May 4, 2019 compared to $1.0 million for the thirteen weeks ended May 5, 2018. The $1.8 million increase includes wholesale merchandise and furniture/fixture sales and outbound licensing fees, reflecting some of the work that has been done to evolve the business model beyond traditional retail.

Retail gross margin. Retail gross margin dollars increased $0.6 million to $36.6 million compared to the thirteen weeks ended May 5, 2018. The retail gross margin rate increased 90 basis points to 45.2% mainly driven by merchandise margin expansion and lower occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $35.8 million for the thirteen weeks ended May 4, 2019, a decline of $0.5 million compared to the thirteen weeks ended May 5, 2018. The decrease was driven by continued disciplined expense management and focus on controllable spend.

Interest expense (income), net. Interest expense (income) was $20,000 for the thirteen weeks ended May 4, 2019 compared to $5,000 for the thirteen weeks ended May 5, 2018.

Provision for income taxes. Income tax expense was $1.2 million with a tax rate of 50.3% for the thirteen weeks ended May 4, 2019 as compared to income tax expense of $0.3 million with a tax rate of 45.2% for the thirteen weeks ended May 5, 2018.  In the first quarter of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign jurisdictions and the $0.2 million negative tax impact of equity awards vesting. In the first quarter of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due the $0.1 million tax impact of equity awards vesting.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions (including tariffs) and consumer spending patterns; (2) increases or decreases in our existing store and e-commerce sales; (3) fluctuations in the profitability of our stores; (4) the timing and frequency of the sales of licensed products tied to major theatrical releases, our marketing initiatives, including national media and other public relations events; (5) changes in foreign currency exchange rates; (6) the timing of our store openings and closings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; and (11) weather conditions.

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

As a retailer that has toy products as part of our revenue model, our sales are highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot provide assurance that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2014 fiscal fourth quarter had 14 weeks and the fiscal year transition period ended February 3, 2018 had five weeks.

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

A summary of our operating, investing and financing activities are shown in the following table (dollars in thousands):

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
Net cash provided by operating activities	$5,141	$1,383
Net cash used in investing activities	(2,440)	(2,945)
Net cash used in financing activities	(258)	(1,157)
Effect of exchange rates on cash	(99)	101
Net increase (decrease) in cash and cash equivalents	$2,344	$(2,618)

Operating Activities. Cash provided from operating activities increased $3.8 million for the thirteen weeks ended May 4, 2019, as compared to the thirteen weeks ended May 5, 2018. This increase in cash from operating activities was primarily driven by higher net income and receivable collections for the thirteen weeks ended May 4, 2019 as compared to the thirteen weeks ended May 5, 2018.

Investing Activities. Cash used in investing activities decreased $0.5 million for the thirteen weeks ended May 4, 2019, as compared to the thirteen weeks ended May 5, 2018. This decrease in cash from investing activities was primarily driven by the timing of cash used related to store construction and upgrades, and purchases of information technology infrastructure for the thirteen weeks ended May 4, 2019 as compared to the thirteen weeks ended May 5, 2018.

Financing Activities. Cash used in financing activities decreased $0.9 million for the thirteen weeks ended May 4, 2019, as compared to the thirteen weeks ended May 5, 2018. This decrease in cash from financing activities was primarily driven by the purchases of our common stock in the thirteen weeks ended May 5, 2018.

Capital Resources. As of May 4, 2019, we had a consolidated cash balance of $20.2 million and approximately 65% of this balance was domiciled within the United States. We also have a line of credit which we can use to finance capital expenditures and working capital needs throughout the year. On April 16, 2019, we entered into the nineteenth amendment to this credit agreement with our lender. Under this agreement, the bank line provides availability of up to $35 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. The agreement limits the amount of, and the conditions under which, the Company may declare dividends and repurchase shares as set forth in the agreement. Borrowings bear interest at LIBOR plus 1.25%. Financial covenants include maintaining minimum thresholds for cumulative earnings before interest, taxes, depreciation and amortizations (“EBITDA”) and liquidity for the first three quarters of fiscal 2019 (as defined by the credit agreement), maintaining a minimum fixed charge coverage ratio effective in the fourth quarter of fiscal 2019 (as defined in the credit agreement) and not exceeding a maximum funded debt to EBITDA ratio. As of May 4, 2019: (i) we were in compliance with all covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $35.0 million available for borrowing under the line of credit.

In fiscal 2019, we expect to spend a total of $13 to $15 million on capital expenditures. Capital spending through the thirteen weeks ended May 4, 2019 totaled $2.7 million, on track with our full year plans. Capital spending in fiscal 2019 is expected to primarily support our store activity, including both remodels and new stores, and investments in information technology infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2020.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through May 4, 2019, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. As of May 4, 2019, we had $8.8 million of availability under the 2017 Share Repurchase Program.

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

We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates, including those related to inventory, long-lived assets, leases, revenue recognition and income taxes, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on April 18, 2019, which includes audited consolidated financial statements for our 2018 and 2017 fiscal years and the five weeks ended February 3, 2018. Except for changes resulting from the adoption of new accounting standards during the period, including the new lease standard (See footnote 3 to the Condensed Consolidated Financial Statements), there have been no material changes to the critical accounting estimates disclosed in the 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2019 as filed with the SEC on April 18, 2019.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 4, 2019, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on February 3, 2019. We implemented a new software solution to support our accounting for leases and have implemented new internal controls in response. There has been no other change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2019 as filed with the SEC on April 18, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Feb. 3, 2019 – Mar. 2, 2019	11	$5.15	-	$8,795,529
Mar. 3, 2019 – Apr. 6, 2019	31,987	5.81	-	8,795,529
Apr. 7, 2019 – May 4, 2019	12,565	5.60	-	8,795,529
Total	44,563	$5.75	-	$8,795,529

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 19, 2019)

10.2	Form of Restricted Stock Agreement under the Registrant’s 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed on April 19, 2019)

10.3	Description of Build-A-Bear Workshop, Inc. Three-Year Performance-Based Cash Program for C-Level Employees (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed on April 19, 2019)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2019

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)