Form 10-Q
period 2019-08-03
BUILD A BEAR WORKSHOP INC
filed 2019-09-12
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2019

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

As of September 9, 2019, there were 15,220,252 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	August 3,	February 2,	August 4,
	2019	2019	2018
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,965	$17,894	$20,398
Inventories, net	62,081	58,356	47,833
Receivables, net	8,714	10,588	8,693
Prepaid expenses and other current assets	6,889	12,960	13,686
Total current assets	92,649	99,798	90,610

Operating lease right-of-use asset	137,680	-	-
Property and equipment, net	64,191	66,368	76,157
Deferred tax assets	1,949	3,099	4,847
Other intangible assets, net	1,067	731	1,013
Other assets, net	1,658	2,050	2,182
Total Assets	$299,194	$172,046	$174,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,734	$22,551	$15,046
Accrued expenses	8,622	10,047	12,482
Operating lease liability short term	30,697	-	-
Gift cards and customer deposits	16,981	21,643	14,502
Deferred revenue and other	2,056	1,936	2,154
Total current liabilities	75,090	56,177	44,184

Operating lease liability long term	132,613	-	-
Deferred rent	11	18,440	18,342
Deferred franchise revenue	1,399	1,625	1,100
Other liabilities	1,576	1,490	1,854
Commitments and contingencies	-	-	-

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at August 3, 2019, February 2, 2019 and August 4, 2018	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,220,252, 14,953,142 and 14,972,136 shares, respectively	152	150	150
Additional paid-in capital	70,295	69,088	67,383
Accumulated other comprehensive loss	(11,579)	(12,018)	(12,015)
Retained earnings	29,637	37,094	53,811
Total stockholders' equity	88,505	94,314	109,329
Total Liabilities and Stockholders' Equity	$299,194	$172,046	$174,809

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Revenues:
Net retail sales	$75,214	$81,037	$156,263	$162,462
Commercial revenue	3,193	1,055	5,947	2,074
International franchising	807	1,086	1,366	1,826
Total revenues	79,214	83,178	163,576	166,362

Costs and expenses:
Cost of merchandise sold - retail	42,016	46,601	86,437	91,986
Cost of merchandise sold - commercial	1,211	591	2,475	1,070
Cost of merchandise sold - international franchising	1,016	587	1,455	919
Total cost of merchandise sold	44,243	47,779	90,367	93,975
Consolidated gross profit	34,971	35,399	73,209	72,387
Selling, general and administrative expense	35,720	37,928	71,527	74,265
Interest expense (income), net	(7)	16	14	21
Income (loss) before income taxes	(742)	(2,545)	1,668	(1,899)
Income tax expense (benefit)	482	(745)	1,696	(453)
Net income (loss)	$(1,224)	$(1,800)	$(28)	$(1,446)

Foreign currency translation adjustment	544	(468)	440	(1,215)
Comprehensive income (loss)	$(680)	$(2,268)	$412	$(2,661)

Income (loss) per common share:
Basic	$(0.08)	$(0.12)	$(0.00)	$(0.10)
Diluted	$(0.08)	$(0.12)	$(0.00)	$(0.10)

Shares used in computing common per share amounts:
Basic	14,726,678	14,618,582	14,669,626	14,600,578
Diluted	14,726,678	14,618,582	14,669,626	14,600,578

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	August 3,	August 4,
	2019	2018

Cash flows provided by (used in) operating activities:
Net income (loss)	$(28)	$(1,446)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,797	8,138
Stock-based compensation	1,454	1,689
Deferred taxes	1,145	(1,264)
Provision for doubtful accounts	(117)	-
Loss on disposal of property and equipment	27	30
Change in assets and liabilities:
Inventories, net	(4,501)	9,343
Receivables, net	1,725	(326)
Prepaid expenses and other assets	5,975	(632)
Accounts payable and accrued expenses	(6,948)	(4,293)
Operating leases	2,027	867
Gift cards and customer deposits	(5,033)	(4,717)
Deferred revenue	(1,174)	326
Net cash provided by (used in) operating activities	1,349	7,715
Cash flows used in investing activities:
Purchases of property and equipment	(4,945)	(7,111)
Proceeds from property insurance	-	82
Net cash used in investing activities	(4,945)	(7,029)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(244)	(357)
Purchases of Company’s common stock	-	(1,429)
Net cash used in financing activities	(244)	(1,786)
Effect of exchange rates on cash	911	(1)
Net increase (decrease) in cash and cash equivalents	(2,929)	(1,101)
Cash and cash equivalents, beginning of period	17,894	21,499
Cash and cash equivalents, end of period	$14,965	$20,398
Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income taxes	$(1,946)	$1,721

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

See Note 3 — Leases for additional information.

2. Revenue

Nearly all the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents nearly 96% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

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

 3. Leases

Effective February 3, 2019, the Company adopted the FASB guidance on leases (“Topic 842”), which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted Topic 842 using the modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. Prior year financial statements were not recast under Topic 842, and therefore those amounts are not disclosed. The Company has elected certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs as well as an accounting policy to account for lease and non-lease components as a single component. The Company also elected the optional transition method that gives companies the option to use the effective date as the date of initial application on transition, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has elected to make the accounting policy election for short-term leases. Consequently, short-term leases will be recorded as an expense on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient.

The majority of the Company's leases relate to retail stores and corporate offices. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most retail store leases have a five to ten-year base period and include renewal options to extend the lease term beyond the initial base period. The renewal options are not included in the measurement of the right of use assets and right of use liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases typically contain rent escalations over the lease term and recognizes expense for these leases on a straight-line basis over the lease term. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. These incentives reduce our right-of-use asset related to the lease and are amortized through the right-of-use asset as reductions of expense over the lease term.

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

Most of the Company’s leases do not provide a readily available implicit rate. Therefore, the Company estimates the incremental borrowing discount rate based on information available at lease commencement. The discount rates used are indicative of a synthetic credit rating based on quantitative and qualitative analysis and adjusted one notch higher to estimate a secured credit rating. For non-U.S. locations, a risk-free rate yield based on the currency of the lease is used to estimate the incremental borrowing rate.

Upon adoption and transition, the Company recognized a cumulative-effect charge of $7.4 million net of tax to the opening balance of retained earnings which represents impairment charges to the right-of-use assets associated with stores whose fixed assets have been previously impaired or had indicators of impairment, and whose right-of-use-assets were determined to be above fair market value.

Lease position as of February 3, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		February 3,
(in thousands)	Classification on the Balance Sheet	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$151,513

Liabilities
Current - Operating	Operating lease liability short term	34,672
Noncurrent - Operating	Operating lease liability long term	141,519
Total lease liabilities		$176,191

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended August 3, 2019.

	Thirteen weeks ended	Twenty-six weeks ended
(in thousands)	August 3, 2019	August 3, 2019

Operating lease costs	9,273	20,770
Variable lease costs	694	1,314
Short term lease costs	298	685
Total Operating Lease costs	$10,265	$22,769

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended August 3, 2019.

	Thirteen weeks ended	Twenty-six weeks ended
(in thousands)	August 3, 2019	August 3, 2019
Operating cash flows for operating leases	10,990	22,188

As of August 3, 2019, the weighted-average remaining operating lease term was 6.0 years and the weighted-average discount rate was 5.9 % for operating leases recognized on our Condensed Consolidated Statement of Operations.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet.

Operating Leases	(in thousands)
2019	21,111
2020	35,861
2021	31,715
2022	29,306
2023	24,942
Thereafter	51,551
Total minimum lease payments	194,486
Less: amount of lease payments representing interest	(31,176)
Present value of future minimum lease payments	163,310
Less: current obligations under leases	(30,697)
Long-term lease obligations	$132,613

As of August 3, 2019, the Company has additional executed leases that have not yet commenced with operating lease liabilities of $5.3 million. These leases will commence in 2019 with lease terms of approximately five and a half years.

In accordance with Accounting Standards Codification ("ASC") 840, Leases, the aggregate minimum non-cancelable annual lease payments under operating leases in effect on February 2, 2019 were as follows:

Operating Leases	(in thousands)
2019	$41,800
2020	35,192
2021	31,940
2022	29,265
2023	24,961
Subsequent to 2023	49,782
Total	$212,940

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	August 3,	February 2,	August 4,
	2019	2019	2018
Prepaid occupancy (1)	$1,634	$5,497	$7,137
Prepaid income taxes	$408	2,245	1,257
Other	$4,847	5,218	5,292
Total	$6,889	$12,960	$13,686

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 3,	February 2,	August 4,
	2019	2019	2018
Accrued wages, bonuses and related expenses	$6,093	$5,453	$5,864
Sales tax payable	1,826	1,286	3,050
Accrued rent and related expenses (1)	642	3,233	3,294
Current income taxes payable	61	75	274
Total	$8,622	$10,047	$12,482

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

6. Stock-based Compensation

On March 14, 2017, the Company’s Board of Directors (the “Board”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). On May 11, 2017, at the Company’s 2017 Annual Meeting of Stockholders, the Company’s stockholders approved the 2017 Plan. The 2017 Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, restricted stock, cash and other stock-based awards, some of which may be performance-based pursuant to the terms of the 2017 Plan. The Board may amend, modify or terminate the 2017 Plan at any time, except as otherwise provided in the 2017 Plan. The 2017 Plan will terminate on March 14, 2027, unless earlier terminated by the Board. The number of shares of the Company’s common stock authorized for issuance under the 2017 Plan is 1,000,000, plus shares of stock subject to outstanding awards made under the Company's Third Amended and Restated 2004 Stock Incentive Plan that on or after March 21, 2017 may be forfeited, expire or be settled for cash.

For the thirteen and twenty-six weeks ended August 3, 2019, selling, general and administrative expense included $0.7 million and $1.5 million, respectively, of stock-based compensation expense. For the thirteen and twenty-six weeks ended August 4, 2018 , selling, general and administrative expense includes $0.9 million and $1.7 million, respectively, of stock-based compensation expense. As of August 3, 2019, there was $3.9 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.5 years.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended August 3, 2019:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, February 2, 2019	950,678	$9.67
Granted	-	-
Exercised	(5,980)	4.90
Forfeited	-	-
Canceled or expired	(20,983)	7.21
Outstanding, August 3, 2019	923,715	$9.76

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended August 3, 2019:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 2, 2019	379,778	$9.31	167,153	$8.73
Granted	319,831	5.64	95,811	5.61
Vested	(217,458)	9.75	—	—
Forfeited	(14,345)	6.15	—	—
Canceled or expired	—	—	—	—
Outstanding, August 3, 2019	467,806	$6.69	262,964	$7.59

The total fair value of shares vested during the twenty-six weeks ended August 3, 2019 and August 4, 2018 was $2.1 million and $2.2 million, respectively.

In April 2019, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated pre-tax income growth objectives for fiscal 2019, 2020 and 2021. In 2018, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated total pre-tax income growth objectives for fiscal 2018, 2019 and 2020. In addition, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated revenue growth objectives for fiscal 2018, 2019 and 2020. In 2017, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established pre-tax income growth objectives for 2017, 2018 and 2019. The shares for all these awards if earned, have a payout opportunity ranging from 25% to 200% of the target number of shares.

The outstanding performance shares as of August 3, 2019 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2017 - 2019 consolidated pre-tax income growth objectives	83,897
2018 - 2020 consolidated total revenue growth objectives	20,756
2018 - 2020 consolidated pre-tax income growth objectives	62,500
2019 - 2021 consolidated pre-tax income growth objectives	95,811
Performance shares outstanding, August 3, 2019	262,964

7. Income Taxes

The effective tax rate was -65.1% and 101.7% for the thirteen and twenty-six weeks ended August 3, 2019, respectively, compared to 29.3% and 23.9% for the thirteen and twenty-six weeks ended August 4, 2018, respectively. The 2019 effective tax rate for both periods differs from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss jurisdictions and the $0.2 million negative tax impact of equity awards. The 2018 effective tax rate differed from the statutory rate of 21% primarily due to the forecasted jurisdictional mix of earnings.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended August 3, 2019 and August 4, 2018:

	For the thirteen weeks ended August 3, 2019					For the thirteen weeks ended August 4, 2018

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$149	$69,550	$(12,123)	$30,861	88,437	$151	$66,908	$(11,546)	$55,904	$111,417
Share repurchase and retirement	-	-	-	-	-	(1)	(405)	-	(293)	(699)
Stock-based compensation	-	734	-	-	734	-	849	-	-	849
Shares issued under employee stock plans	3	11	-	-	14	-	31	-	-	31
Other comprehensive income (loss)	-	-	544	-	544	-	-	(468)	-	(468)
Net loss	-	-	-	(1,224)	(1,224)	-	-	-	(1,800)	(1,800)
Balance, ending	$152	$70,295	$(11,579)	$29,637	$88,505	$150	$67,383	$(12,015)	$53,811	$109,329

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the twenty-six week periods ended August 3, 2019 and August 4, 2018:

	For the twenty-six weeks ended August 3, 2019					For the twenty-six weeks ended August 4, 2018

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$150	$69,088	$(12,018)	$37,094	$94,314	$150	$66,843	$(10,800)	$55,909	$112,102
Adoption of new accounting standard	-	-	-	(7,430)	(7,430)	-	-	-	-	-
Subtotal	$150	$69,088	$(12,018)	$29,664	$86,884	$150	$66,843	$(10,800)	$55,909	$112,102
Share repurchase and retirement	-	-	-	-	-	(2)	(791)	-	(636)	(1,429)
Stock-based compensation	-	1,454	-	-	1,454	-	1,689	-	-	1,689
Shares issued under employee stock plans	2	(246)	-	-	(244)	2	(359)	-	-	(357)
Other comprehensive income (loss)	-	-	440	-	440	-	-	(1,215)	-	(1,215)
Other	-	-	-	-	-	-	-	-	(16)	(16)
Net loss	-	-	-	(28)	(28)	-	-	-	(1,446)	(1,446)
Balance, ending	$152	$70,295	$(11,579)	$29,637	$88,505	$150	$67,383	$(12,015)	$53,811	$109,329

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million. From the date of such authorization through August 3, 2019, the Company has repurchased approximately 1.3 million shares at an average price of $8.75 per share for an aggregate amount of approximately $11.2 million, leaving approximately $8.8 million authorized under the program as of that date.

9. Income per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data), in periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$(1,224)	$(1,800)	$(28)	$(1,446)
Less: Earnings allocated to participating securities	-	-	-	-
Net income (loss)	$(1,224)	$(1,800)	$(28)	$(1,446)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,726,678	14,618,582	14,669,626	14,600,578
Dilutive effect of share-based awards:	-	-	-	-
Weighted average number of common shares outstanding - dilutive	14,726,678	14,618,582	14,669,626	14,600,578
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.08)	$(0.12)	$(0.00)	$(0.10)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.08)	$(0.12)	$(0.00)	$(0.10)

In calculating diluted income (loss) per share for the thirteen weeks ended August 3, 2019 and August 4, 2018, options to purchase 938,622 and 478,996; respectively, shares of common stock that were outstanding at the end of the period were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at August 3, 2019 and August 4, 2018 was comprised entirely of foreign currency translation. For the thirteen weeks ended August 3, 2019 and August 4, 2018, there were no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended August 3, 2019
Net sales to external customers	$75,214	$3,193	$807	$79,214
Income (loss) before income taxes	(1,900)	1,520	(362)	(742)
Capital expenditures	2,505	-	-	2,505
Depreciation and amortization	3,283	-	2	3,285
Thirteen weeks ended August 4, 2018
Net sales to external customers	$81,037	$1,055	$1,086	$83,178
Income (loss) before income taxes	(3,148)	289	314	(2,545)
Capital expenditures	4,081	-	-	4,081
Depreciation and amortization	4,021	-	2	4,023

Twenty-six weeks ended August 3, 2019
Net sales to external customers	$156,262	$5,947	$1,367	$163,576
Income (loss) before income taxes	(806)	2,735	(261)	1,668
Capital expenditures	4,945	-	-	4,945
Depreciation and amortization	6,793	-	4	6,797
Twenty-six weeks ended August 4, 2018
Net sales to external customers	$162,462	$2,074	$1,826	$166,362
Income (loss) before income taxes	(3,171)	651	621	(1,899)
Capital expenditures	7,111	-	-	7,111
Depreciation and amortization	8,137	1	-	8,138
Total Assets as of:
August 3, 2019 (1)	285,196	7,796	6,202	$ 299,194
August 4, 2018	163,907	5,847	5,055	174,809

For purposes of this table only:
(1) The increase in total assets when comparing August 3, 2019 to August 4, 2018 is the result of the adoption of Topic 842 on leases effective February 3, 2019.

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended August 3, 2019
Net sales to external customers	$68,456	$10,195	$563	$79,214
Thirteen weeks ended August 4, 2018
Net sales to external customers	$71,964	$10,604	$610	$83,178

Twenty-six weeks ended August 3, 2019
Net sales to external customers	$141,397	$21,082	$1,097	$163,576
Property and equipment, net	59,008	5,170	13	64,191
Twenty-six weeks ended August 4, 2018
Net sales to external customers	$141,932	$23,430	$1,000	$166,362
Property and equipment, net	66,606	9,530	21	76,157

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

Assessments made by the U.K. customs authority in 2012 have been appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U. K. customs authority is contesting the Company's appeal. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of August 3, 2019, the Company had a gross receivable balance of $3.9 million and a reserve of $3.0 million, leaving a net receivable of $0.9 million. However, the Company continues to vigorously dispute the customs audit findings and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

13. Subsequent events

On September 11, 2019, we entered into the twentieth amendment to this credit agreement with our lender. Under the twentieth amendment, the bank line provides availability of up to $20.0 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. The agreement limits the conditions under which the Company may declare dividends and repurchase shares. For example, we may not use the proceeds of the line of credit to repurchase shares. The commitment fee is 0.25% per annum and borrowings bear interest at LIBOR plus 3.25%. Financial covenants include maintaining minimum thresholds for cumulative earnings before interest, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2019 (as defined by the credit agreement), maintaining minimum liquidity at all times, maintaining a minimum fixed charge coverage ratio effective in the fourth quarter of fiscal 2019 (as defined in the credit agreement) and not exceeding a maximum funded debt to EBITDA ratio as of the end of the fourth quarter of fiscal 2019 (as defined in the credit agreement). In addition, the company has a $1.0 million letter of credit against the line of credit at the end of the second quarter of fiscal 2019.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of August 3, 2019, we operated 360 stores globally and had 95 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites and franchisee sites and through third parties under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Strategy

We expect to improve consolidated sales and profit through the following key initiatives:

●

Development of our experiential retail model to diversify and expand the impact and reach of our brand: We expect to continue to diversify our real estate portfolio to focus on places where families are increasingly going to shop or going for entertainment. We have been actively identifying and securing more tourist locations. We also expect to continue to diversify our store portfolio inclusive of our lower capital, more flexible “concourse shop” model. We expect to continue to make select improvements to our aging store fleet by leveraging our Discovery format in conjunction with select natural lease events such as lease renewals or terminations. Overall, these reformatted locations continue to perform ahead of heritage locations in both sales and profitability. In addition, we are actively working with a large retailer to expand our reach to a broader array of consumers. We expect to remain focused on significantly growing e-commerce sales.

●

Leverage the power of our brand and intellectual properties to build margin accretive revenue streams: To meet the needs of our core consumer base (girls and boys ages 3 to 12) while systematically building secondary consumer segments (including collectors, gift-givers and teen-plus), we expect to continue to develop and expand offerings of successful intellectual properties balanced with core products and a comprehensive program of key licensed products. We expect to leverage the power of both our Build-A-Bear brand as well as our other intellectual properties to further develop our outbound licensed programs and expand these and other margin accretive revenue streams. We also expect to build the entertainment aspects of our business model as we continue to develop content to connect with consumers beyond our retail stores including mobile apps, music videos and other entertainment opportunities to increase engagement, improve efficiency and lead to profitable growth.

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

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Twenty-six weeks ended
	August 3, 2019				August 4, 2018
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	311	59	1	371	288	59	1	348
Opened	-	-	-	-	15	-	-	15
Closed	(7)	(4)	-	(11)	(2)	(2)	-	(4)
End of period	304	55	1	360	301	57	1	359

During 2019, we will continue to make improvements to our aged store fleet by leveraging the Discovery format in conjunction with select natural lease events. As of August 3, 2019, 38% of our store base was in an updated Discovery design.  We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, made possible in part by concourse shops and expansion in other locations outside traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of August 3, 2019, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 14 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six weeks ended
	August 3, 2019	August 4, 2018
Beginning of period	97	94
Opened	16	7
Closed	(18)	(11)
End of period	95	90

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Revenues:
Net retail sales	95.0%	97.4%	95.5%	97.7%
Commercial revenue	4.0	1.3	3.7	1.2
International franchising	1.0	1.3	0.8	1.1
Total revenues	100	100	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	55.9	57.5	55.3	56.6
Cost of merchandise sold - commercial (1)	37.9	56.0	41.6	51.6
Cost of merchandise sold - international franchising (1)	125.8	54.1	106.5	50.3
Total cost of merchandise sold	55.9	57.4	55.2	56.5
Consolidated gross profit	44.1	42.6	44.8	43.5
Selling, general and administrative	45.1	45.6	43.7	44.6
Interest expense (income), net	(0.0)	0.0	0.0	0.0
Income (loss) before income taxes	(0.9)	(3.1)	1.0	(1.1)
Income tax expense (benefit)	0.6	(0.9)	1.0	(0.2)
Net income (loss)	(1.5)	(2.2)	(0.0)	(0.9)

Retail Gross Margin (2)	44.1%	42.5%	44.7%	43.4%

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

Thirteen weeks ended August 3, 2019 compared to thirteen weeks ended August 4, 2018

Total revenues. Consolidated revenues decreased 4.8%, including a 4.7% decrease in North America, a 2.5% decrease in Europe, offset by a double digit increase in consolidated e-commerce sales.

Net retail sales for the thirteen weeks ended August 3, 2019 were $75.2 million, compared to $81.0 million for the thirteen weeks ended August 4, 2018, a decrease of $5.8 million, or 7.2%. The components of this decrease are as follows:

Thirteen weeks ended
August 3, 2019
(dollars in millions)
Impact from:
Existing store and e-commerce sales	$(6.3)
New stores	2.6
Store closures	(2.1)
Foreign currency translation	(0.6)
Deferred revenue estimates, including breakage	0.6
$(5.8)

The retail revenue decrease was driven primarily by last year's traffic-driving Pay Your Age Day event and subsequent voucher redemptions in the final month of the quarter which offset the sales growth across geographies in the first two months of the fiscal 2019 second quarter and the double digit growth in e-commerce sales.

Commercial revenue was $3.2 million for the thirteen weeks ended August 3, 2019 compared to $1.1 million for the thirteen weeks ended August 4, 2018. The $2.1 million increase includes wholesale merchandise and furniture/fixture sales and outbound licensing fees, reflecting the results of our efforts to evolve the business model beyond traditional retail.

International franchising revenue was $0.8 million for the thirteen weeks ended August 3, 2019 compared to $1.1 million for the thirteen weeks ended August 4, 2018. The $0.3 million decrease was driven mainly by the decline in franchise store sales and the timing of fixtures sales for new store openings.

Retail gross margin. Retail gross margin dollars decreased $1.3 million to $33.2 million compared to the thirteen weeks ended August 4, 2018. The retail gross margin rate increased 160 basis points to 44.2% mainly driven by merchandise margin expansion.

Selling, general and administrative. Selling, general and administrative expenses were $35.7 million for the thirteen weeks ended August 3, 2019, a decline of $2.2 million compared to the thirteen weeks ended August 4, 2018. Over half of the decrease was driven by payroll savings, the remaining decrease was due to continued disciplined expense management and focus on controllable spend partially offset by foreign currency losses.

Interest expense (income), net. Interest income was $7,000 for the thirteen weeks ended August 3, 2019 compared to interest expense of $16,000 for the thirteen weeks ended August 4, 2018.

Provision for income taxes. The income tax provision was $0.5 million with a tax rate of -65.1% for the thirteen weeks ended August 3, 2019 as compared to a benefit of $0.7 million with a tax rate of 29.3% for the thirteen weeks ended August 4, 2018. In the second quarter of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss jurisdictions. In the second quarter of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the forecasted jurisdictional mix of earnings.

Twenty-six weeks ended August 3, 2019 compared to twenty-six weeks ended August 4, 2018

Total revenues. Consolidated revenues decreased 1.7%, including a 0.2% decrease in North America, a 9.3% decrease in Europe, offset by a double digit increase in consolidated e-commerce sales. We believe that European results continue to reflect the impact of the ongoing uncertainty surrounding Brexit, as well as the May 2018 implementation of new privacy laws, which severely inhibited the Company’s ability to directly market to guests.

Net retail sales for the twenty-six weeks ended August 3, 2019 were $156.3 million, compared to $162.5 million for the twenty-six weeks ended August 4, 2018, a decrease of $6.2 million or 3.8%. The components of this decrease are as follows:

Twenty-six weeks ended
August 3, 2019
(dollars in millions)
Impact from:
Existing store and e-commerce sales	$(8.1)
New stores	6.0
Store closures	(3.5)
Foreign currency translation	(1.5)
Deferred revenue estimates, including breakage	0.9
$(6.2)

The retail revenue decrease was driven primarily by the U.K. as business continued to decline due to a challenging retail environment brought on by Brexit and the May 2018 implementation of new privacy laws that have significantly inhibited our ability to build our contact database and market directly to our guests. As a part of our focused effort to mitigate some of the issues in the market, we recently implemented a new technology-based Bonus Club enrollment process that is compliant with the new European privacy regulations. Since then, we have seen significant growth in the opt-in rates of Bonus Club members which we believe will benefit the business on a go-forward basis.

Commercial revenue was $5.9 million for the twenty-six weeks ended August 3, 2019 compared to $2.1 million for the twenty-six weeks ended August 4, 2018. The $3.8 million increase includes wholesale merchandise and furniture/fixture sales and outbound licensing fees, reflecting the results of our efforts to evolve the business model beyond traditional retail.

International franchising revenue was $1.4 million for the twenty-six week period ended August 3, 2019 compared to $1.8 million for the twenty-six week period ended August 4, 2018. The $0.4 million decrease was driven mainly by the decline in franchise store sales and timing of fixture sales for new store openings.

Retail gross margin. Retail gross margin dollars decreased $0.7 million to $86.4 million compared to the twenty-six weeks ended August 4, 2018. The retail gross margin rate increased 130 basis points to 44.7% mainly driven by merchandise margin expansion and leverage on occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $71.5 million for the twenty-six weeks ended August 3, 2019, a decline of $2.8 million compared to the twenty-six weeks ended August 4, 2018. The decrease was driven by continued disciplined expense management and focus on controllable spend.

Interest expense (income), net. Interest expense was $14,000 for the twenty-six weeks ended August 3, 2019 compared to $21,000 for the twenty-six weeks ended August 4, 2018.

Provision for income taxes. The income tax provision was $1.7 million with a tax rate of 98.3% for the twenty-six weeks ended August 3, 2019, as compared to a benefit of $0.5 million with a tax rate of 23.9% for the twenty-six weeks ended August 4, 2018 . In the first half of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss jurisdictions and the $0.2 million negative tax impact of equity awards. In the first half of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the forecasted jurisdictional mix of earnings.

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

Because our retail operations have toy products as part of our revenue model, our sales are highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot provide assurance that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2014 fiscal fourth quarter had 14 weeks and the fiscal year transition period ended February 3, 2018 had five weeks.

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

A summary of our operating, investing and financing activities are shown in the following table (dollars in thousands):

	Twenty-six weeks ended
	August 3,	August 4,
	2019	2018
Net cash provided by operating activities	$1,349	$7,715
Net cash used in investing activities	(4,945)	(7,029)
Net cash used in financing activities	(244)	(1,786)
Effect of exchange rates on cash	911	(1)
Net increase (decrease) in cash and cash equivalents	$(2,929)	$(1,101)

Operating Activities. Cash provided from operating activities decreased $6.4 million for the twenty-six weeks ended August 3, 2019, as compared to the twenty-six weeks ended August 4, 2018. This decrease in cash from operating activities was primarily driven by an increase in inventory over last year due to prior year's Pay Your Age events, as well as to support upcoming product launches in conjunction with the decision to bring in inventory early in response to anticipated increases in tariffs. This decrease was offset by the increase in profitability and receivable collections.

Investing Activities. Cash used in investing activities decreased $2.1 million for the twenty-six weeks ended August 3, 2019 as compared to the twenty-six weeks ended August 4, 2018. This decrease in cash from investing activities was primarily driven by cash used related to store openings and the investment in information technology infrastructure in the prior year.

Financing Activities. Cash used in financing activities decreased $1.5 million for the twenty-six weeks ended August 3, 2019, as compared to the twenty-six weeks ended August 4, 2018. This decrease in cash from financing activities was primarily driven by the purchases of our common stock in the twenty-six weeks ended August 4, 2018.

Capital Resources: As of August 3, 2019, we had a consolidated cash balance of $15.0 million and approximately 70% of this balance was domiciled within the United States. We also have a line of credit which we can use to finance capital expenditures and working capital needs throughout the year. On September 11, 2019, we entered into the twentieth amendment to this credit agreement with our lender. Under the twentieth amendment, the bank line provides availability of up to $20.0 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. The agreement limits the conditions under which the Company may declare dividends and repurchase shares. For example, we may not use the proceeds of the line of credit to repurchase shares. The commitment fee is 0.25% per annum and borrowings bear interest at LIBOR plus 3.25%. Financial covenants include maintaining minimum thresholds for cumulative earnings before interest, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2019 (as defined by the credit agreement), maintaining minimum liquidity at all times, maintaining a minimum fixed charge coverage ratio effective in the fourth quarter of fiscal 2019 (as defined in the credit agreement) and not exceeding a maximum funded debt to EBITDA ratio as of the end of the fourth quarter of fiscal 2019 (as defined in the credit agreement). In addition, the company has a $1.0 million letter of credit against the line of credit at the end of the second quarter of fiscal 2019. As of the end of the second quarter of fiscal 2019 under the credit agreement as currently amended: (i) we were in compliance with all covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $19.0 million available for borrowing under the line of credit.

In fiscal 2019, we expect to spend a total of $12 to $14 million on capital expenditures. Capital spending through the twenty-six weeks ended August 3, 2019 totaled $4.9 million, on track with our full year plans. Capital spending in fiscal 2019 is expected to primarily support our store activity, including both new stores and remodels, and investments in information technology infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2020.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through August 3, 2019, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. As of August 3, 2019, we had $8.8 million of availability under the 2017 Share Repurchase Program. However our ability to repurchase shares could be limited to conditions set forth by our lender in our credit agreement.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 3, 2019, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There has been no changes in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2019 as filed with the SEC on April 18, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 5, 2019 - June 1, 2019	-	-	-	$8,795,529
June 2, 2019 - July 6, 2019	-	-	-	8,795,529
July 7, 2019 - Aug. 3, 2019	-	-	-	8,795,529
Total	-	-	-	$8,795,529

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Twentieth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of September 11, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on September 11, 2019)

10.2	Cooperation Agreement, dated as of July 26, 2019, by and among Build-A-Bear Workshop, Inc., Kanen Wealth Managment, LLC and certain of its affiliates (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on July 20, 2019).

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2019

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)