Form 10-Q
period 2019-11-02
BUILD A BEAR WORKSHOP INC
filed 2019-12-12
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2019

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

As of December 9, 2019, there were 15,219,877 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	November 2,	February 2,	November 3,
	2019	2019	2018
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,167	$17,894	$8,631
Inventories, net	66,205	58,356	57,309
Receivables, net	10,250	10,588	12,962
Prepaid expenses and other current assets	6,327	12,960	16,848
Total current assets	88,949	99,798	95,750

Operating lease right-of-use asset	135,810	-	-
Property and equipment, net	65,954	66,368	73,343
Deferred tax assets	3,203	3,099	6,783
Other intangible assets, net	27	731	887
Other assets, net	2,734	2,050	2,091
Total Assets	$296,677	$172,046	$178,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,390	$22,551	$18,179
Accrued expenses	9,985	10,047	7,559
Operating lease liability short term	31,537	-	-
Gift cards and customer deposits	19,141	21,643	18,580
Short-term borrowings	-	-	7,250
Deferred revenue and other	2,347	1,936	2,006
Total current liabilities	81,400	56,177	53,574

Operating lease liability long term	130,394	-	-
Deferred rent	-	18,440	18,066
Deferred franchise revenue	1,289	1,625	1,557
Other liabilities	1,651	1,490	1,765
Commitments and contingencies	-	-	-

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at November 2, 2019, February 2, 2019 and November 3, 2018	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,219,915, 14,953,142 and 14,956,711 shares, respectively	152	150	150
Additional paid-in capital	69,955	69,088	68,274
Accumulated other comprehensive loss	(11,927)	(12,018)	(12,049)
Retained earnings	23,763	37,094	47,517
Total stockholders' equity	81,943	94,314	103,892
Total Liabilities and Stockholders' Equity	$296,677	$172,046	$178,854

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Revenues:
Net retail sales	$66,575	$65,298	$222,837	$227,760
Commercial revenue	2,560	2,171	8,507	4,245
International franchising	1,249	1,225	2,616	3,051
Total revenues	70,384	68,694	233,960	235,056

Costs and expenses:
Cost of merchandise sold - retail	40,284	42,129	126,722	134,115
Cost of merchandise sold - commercial	1,412	773	3,887	1,843
Cost of merchandise sold - international franchising	962	731	2,417	1,650
Total cost of merchandise sold	42,658	43,633	133,026	137,608
Consolidated gross profit	27,726	25,061	100,934	97,448
Selling, general and administrative expense	35,412	35,069	106,940	109,334
Interest expense (income), net	8	(16)	21	5
Loss before income taxes	(7,694)	(9,992)	(6,027)	(11,891)
Income tax benefit	(1,821)	(3,928)	(126)	(4,381)
Net loss	$(5,873)	$(6,064)	$(5,901)	$(7,510)

Foreign currency translation adjustment	(349)	(34)	92	(1,249)
Comprehensive loss	$(6,222)	$(6,098)	$(5,809)	$(8,759)

Loss per common share:
Basic	$(0.40)	$(0.42)	$(0.40)	$(0.51)
Diluted	$(0.40)	$(0.42)	$(0.40)	$(0.51)

Shares used in computing common per share amounts:
Basic	14,752,307	14,590,614	14,697,592	14,597,255
Diluted	14,752,307	14,590,614	14,697,592	14,597,255

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	November 2,	November 3,
	2019	2018

Cash flows used in operating activities:
Net loss	$(5,901)	$(7,510)
Adjustments to reconcile net less to net cash provided by operating activities:
Depreciation and amortization	10,359	12,186
Stock-based compensation	1,827	2,624
Asset impairment	-	626
Deferred taxes	(106)	(3,207)
Provision for doubtful accounts	(140)	-
Loss on disposal of property and equipment	33	66
Change in assets and liabilities:
Inventories, net	(7,971)	(174)
Receivables, net	370	(4,116)
Prepaid expenses and other assets	6,610	(3,803)
Accounts payable and accrued expenses	(4,715)	(6,302)
Operating leases	1,892	1,071
Gift cards and customer deposits	(2,916)	(637)
Deferred revenue	(905)	149
Net cash used in operating activities	(1,563)	(9,027)
Cash flows used in investing activities:
Purchases of property and equipment	(10,099)	(8,853)
Proceeds from property insurance	-	84
Net cash used in investing activities	(10,099)	(8,769)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(245)	(134)
Borrowings under line of credit	-	7,250
Purchases of Company’s common stock	-	(1,927)
Net cash provided by (used in) financing activities	(245)	5,189
Effect of exchange rates on cash	180	(261)
Net decrease in cash and cash equivalents	(11,727)	(12,868)
Cash and cash equivalents, beginning of period	17,894	21,499
Cash and cash equivalents, end of period	$6,167	$8,631
Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income taxes	$(2,055)	$2,320

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

See Note 3 — Leases for additional information.

2. Revenue

Nearly all the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 95% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value added and other taxes paid by its customers.

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

The majority of the Company's leases relate to retail stores and corporate offices. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most retail store leases have an original term of five to ten-year base period and include renewal options to extend the lease term beyond the initial base period and are typically much shorter than the original lease term giving the Company lease optionality. The renewal options are not included in the measurement of the right of use assets and right of use liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. These incentives reduce our right-of-use asset related to the lease and are amortized through the right-of-use asset as reductions of expense over the lease term.

The Company's leases typically contain rent escalations over the lease term and the Company recognizes expense for these leases on a straight-line basis over the lease term. Some of the Company's leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the store’s sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses.

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

Lease position as of February 3, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands).

		February 3,
	Classification on the Balance Sheet	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$151,513

Liabilities
Current - Operating	Operating lease liability short term	34,672
Noncurrent - Operating	Operating lease liability long term	141,519
Total lease liabilities		$176,191

The table below presents certain information related to the lease costs for operating leases for the thirteen and thirty-nine weeks ended November 2, 2019 (in thousands).

	Thirteen weeks ended	Thirty-nine weeks ended
	November 2, 2019	November 2, 2019

Operating lease costs	10,260	31,030
Variable lease costs	514	1,828
Short term lease costs	255	940
Total Operating Lease costs	$11,029	$33,798

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and thirty-nine weeks ended November 2, 2019 (in thousands).

	Thirteen weeks ended	Thirty-nine weeks ended
	November 2, 2019	November 2, 2019
Operating cash flows for operating leases	10,872	33,061

As of November 2, 2019, the weighted-average remaining operating lease term was 5.8 years and the weighted-average discount rate was 5.9% for operating leases recognized on our Condensed Consolidated Balance Sheet.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2019	10,955
2020	37,766
2021	33,092
2022	30,318
2023	25,892
Thereafter	53,941
Total minimum lease payments	191,964
Less: amount of lease payments representing interest	(30,033)
Present value of future minimum lease payments	161,931
Less: current obligations under leases	(31,537)
Long-term lease obligations	$130,394

As of November 2, 2019, the Company has additional executed leases that have not yet commenced with operating lease liabilities of $0.8 million. These leases will commence in 2020 with lease terms ranging from two to five years.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	November 2,	February 2,	November 3,
	2019	2019	2018
Prepaid occupancy (1)	$1,426	$5,497	$7,767
Prepaid income taxes	$879	2,245	3,315
Other	$4,022	5,218	5,766
Total	$6,327	$12,960	$16,848

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	November 2,	February 2,	November 3,
	2019	2019	2018
Accrued wages, bonuses and related expenses	$8,116	$5,453	$3,064
Sales tax payable	1,360	1,286	1,203
Accrued rent and related expenses (1)	491	3,233	3,007
Current income taxes payable	18	75	285
Total	$9,985	$10,047	$7,559

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

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

For the thirteen and thirty-nine weeks ended November 2, 2019, selling, general and administrative expense included $0.4 million and $1.8 million, respectively, of stock-based compensation expense. For the thirteen and thirty-nine weeks ended November 3, 2018 , selling, general and administrative expense includes $0.9 million and $2.6 million, respectively, of stock-based compensation expense. As of November 2, 2019, there was $3.2 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.3 years.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended November 2, 2019:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, February 2, 2019	950,678	$9.67
Granted	-	-
Exercised	(5,980)	4.90
Forfeited	-	-
Canceled or expired	(20,983)	7.21
Outstanding, November 2, 2019	923,715	$9.76

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirty-nine weeks ended November 2, 2019:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 2, 2019	379,778	$9.31	167,153	$8.73
Granted	319,831	5.64	95,811	5.61
Vested	(217,848)	9.76	—	—
Forfeited	(14,345)	6.15	—	—
Canceled or expired	—	—	—	—
Outstanding, November 2, 2019	467,416	$6.69	262,964	$7.59

The total fair value of shares vested during the thirty-nine weeks ended November 2, 2019 and November 3, 2018 was $2.1 million and $2.2 million, respectively.

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

The outstanding performance shares as of November 2, 2019 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2017 - 2019 consolidated pre-tax income growth objectives	83,897
2018 - 2020 consolidated total revenue growth objectives	20,756
2018 - 2020 consolidated pre-tax income growth objectives	62,500
2019 - 2021 consolidated pre-tax income growth objectives	95,811
Performance shares outstanding, November 2, 2019	262,964

7. Income Taxes

The effective tax rate was 23.7% and 2.1% for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, compared to 39.3% and 36.8% for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. The 2019 effective tax rate for the thirty-nine week period differs from the statutory rate of 21% primarily due to a valuation allowance recorded on deferred tax assets in certain foreign loss jurisdictions and the $0.2 million negative tax impact of equity awards. The 2018 effective tax rate differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended November 2, 2019 and November 3, 2018 (in thousands):

	For the thirteen weeks ended November 2, 2019					For the thirteen weeks ended November 3, 2018

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$152	$70,295	$(11,579)	$29,637	88,505	$150	$67,383	$(12,015)	$53,811	$109,329
Share repurchase and retirement	-	-	-	-	-	(1)	(267)	-	(230)	(498)
Stock-based compensation	-	(340)	-	-	(340)	-	935	-	-	935
Shares issued under employee stock plans	-	(1)	-	-	(1)	1	223	-	-	224
Other comprehensive loss	-	-	(349)	-	(349)	-	-	(34)	-	(34)
Other	-	1	1	(1)	1	-	-	-	-	0
Net loss	-	-	-	(5,873)	(5,873)	-	-	-	(6,064)	(6,064)
Balance, ending	$152	$69,955	$(11,927)	$23,763	$81,943	$150	$68,274	$(12,049)	$47,517	$103,892

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 (in thousands):

	For the thirty-nine weeks ended November 2, 2019					For the thirty-nine weeks ended November 3, 2018

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$150	$69,088	$(12,018)	$37,094	$94,314	$150	$66,843	$(10,800)	$55,909	$112,102
Adoption of new accounting standard	-	-	-	(7,430)	(7,430)	-	-	-	-	-
Subtotal	$150	$69,088	$(12,018)	$29,664	$86,884	$150	$66,843	$(10,800)	$55,909	$112,102
Share repurchase and retirement	-	-	-	-	-	(2)	(1,058)	-	(867)	(1,927)
Stock-based compensation	-	1,114	-	-	1,114	-	2,624	-	-	2,624
Shares issued under employee stock plans	2	(248)	-	-	(246)	2	(154)	-	-	(152)
Other comprehensive income (loss)	-	-	92	-	92	-	-	(1,249)	-	(1,249)
Other	-	1	-	-	1		19		(15)	4
Net loss	-	-	-	(5,901)	(5,901)	-	-	-	(7,510)	(7,510)
Balance, ending	$152	$69,955	$(11,927)	$23,763	$81,943	$150	$68,274	$(12,049)	$47,517	$103,892

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million. From the date of such authorization through November 2, 2019, the Company has repurchased approximately 1.3 million shares at an average price of $8.75 per share for an aggregate amount of approximately $11.2 million, leaving approximately $8.8 million authorized under the program as of that date.

9. Income per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data), in periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
NUMERATOR:
Net loss before allocation of earnings to participating securities	$(5,873)	$(6,064)	$(5,901)	$(7,510)
Less: Earnings allocated to participating securities	-	-	-	-
Net loss	$(5,873)	$(6,064)	$(5,901)	$(7,510)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,752,307	14,590,614	14,697,592	14,597,255
Dilutive effect of share-based awards:	-	-	-	-
Weighted average number of common shares outstanding - dilutive	14,752,307	14,590,614	14,697,592	14,597,255
Basic loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.40)	$(0.42)	$(0.40)	$(0.51)
Diluted loss per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.40)	$(0.42)	$(0.40)	$(0.51)

In calculating the diluted income per share for the thirteen and thirty-nine weeks ended November 2, 2019 options to purchase 923,715 and 928,236 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine weeks ended November 3, 2018, the number of options to purchase common shares that were excluded from the calculation were 594,183 and 563,611 shares, respectively.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at November 2, 2019 and November 3, 2018 was comprised entirely of foreign currency translation. For the thirteen weeks ended November 2, 2019 and November 3, 2018, there were no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended November 2, 2019
Net sales to external customers	$ 66,575	$ 2,560	$ 1,249	$ 70,384
Income (loss) before income taxes	(8,578)	753	131	(7,694)
Capital expenditures	5,155	-	-	5,155
Depreciation and amortization	3,560	-	1	3,561
Thirteen weeks ended November 3, 2018
Net sales to external customers	$ 65,298	$ 2,171	$ 1,225	$ 68,694
Income (loss) before income taxes	(11,406)	1,054	360	(9,992)
Capital expenditures	1,742	-	-	1,742
Depreciation and amortization	4,022	-	26	4,048

Thirty-nine weeks ended November 2, 2019
Net sales to external customers	$ 222,837	$ 8,507	$ 2,616	$ 233,960
Income (loss) before income taxes	(9,384)	3,488	(130)	(6,027)
Capital expenditures	10,099	-	-	10,099
Depreciation and amortization	10,354	-	5	10,359
Thirty-nine weeks ended November 3, 2018
Net sales to external customers	$ 227,760	$ 4,245	$ 3,051	$ 235,056
Income (loss) before income taxes	(14,577)	1,705	981	(11,891)
Capital expenditures	8,853	-	-	8,853
Depreciation and amortization	12,159	1	26	12,186
Total Assets as of:
November 2, 2019 (1)	281,365	7,508	7,804	$ 296,677
November 3, 2018	166,833	6,625	5,396	178,854

For purposes of this table only:
(1) The increase in total assets when comparing November 2, 2019 to November 3, 2018 is mainly the result of the adoption of Topic 842 on leases effective February 3, 2019.

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended November 2, 2019
Net sales to external customers	$57,503	$11,557	$1,324	$70,384
Thirteen weeks ended November 3, 2018
Net sales to external customers	$56,440	$11,575	$679	$68,694

Thirty-nine weeks ended November 2, 2019
Net sales to external customers	$198,900	$32,639	$2,421	$233,960
Property and equipment, net	60,481	5,462	11	65,954
Thirty-nine weeks ended November 3, 2018
Net sales to external customers	$198,372	$35,005	$1,679	$235,056
Property and equipment, net	64,249	9,075	19	73,343

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U. K. customs authority contested the Company's appeal. On November 27, 2019, the trial court issued a ruling that duty was due on some, but not all, of the products at issue. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of November 2, 2019, the Company had a gross receivable balance of $4.2 million and a reserve of $3.2 million, leaving a net receivable of $1.0 million. The Company is currently evaluating an appeal of the trial court's ruling and believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of November 2, 2019, we operated 371 stores globally and had 104 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites and franchisee sites and through third parties under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Strategy

We expect to improve consolidated sales and profit through the following key initiatives:

●

Development of our experiential retail model to diversify and expand the impact and reach of our brand: We expect to continue to diversify our real estate portfolio to focus on places where families are increasingly going to shop or going for entertainment. We have been actively identifying and securing more tourist locations through both corporately-managed sites and third-party retail locations. We expect to continue to maintain the high level of lease optionality that we have achieved by planning and leveraging select natural lease events such as lease renewals or terminations. We are also actively working with a large retailer to expand our reach to a broader array of consumers. In addition, we expect to continue to enhance our capabilities and expand our eCommerce offerings to build on our eight consecutive quarters of growth through our web and mobile commerce sites. We believe that there is significant opportunity to develop products to reach key segments including our core family demographic as well as gift-givers and the affinity/collector sector. In addition, we expect to continue to improve our online marketing programs to drive traffic to the site and leverage advanced data analysis capabilities to reduce cart abandonment and increase conversion rates of site traffic. We also expect to increase lifetime value of our Bonus Club loyalty members through enhanced segmentation models and improved marketing communications.

●

Leverage the power of our brand and intellectual properties to build margin accretive revenue streams: To meet the needs of our core consumer base (girls and boys ages 3 to 12) while systematically building secondary consumer segments (including collectors, gift-givers and teen-plus), we expect to continue to develop and expand offerings of successful intellectual properties balanced with core products and a comprehensive program of key licensed products. We expect to leverage the power of both our Build-A-Bear brand as well as our other intellectual properties to further develop our outbound licensed programs and expand these and other margin accretive revenue streams. We also expect to build the entertainment aspects of our business model as we continue to develop content to connect with consumers beyond our retail stores including Build-A-Bear Radio, online videos and other entertainment opportunities through recently completed deals to increase engagement, improve efficiency and lead to profitable growth.

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

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirty-nine weeks ended
	November 2, 2019				November 3, 2018
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	311	59	1	371	294	59	1	354
Opened	16	1	-	17	27	1	-	28
Closed	(12)	(5)	-	(17)	(9)	(2)	-	(11)
End of period	315	55	1	371	312	58	1	371

During 2019, we will continue to make improvements to our aged store fleet by leveraging the Discovery format in conjunction with select natural lease events. As of November 2, 2019, 38% of our store base was in an updated Discovery design. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Current plans include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of November 2, 2019, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 13 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	November 2, 2019	November 3, 2018
Beginning of period	97	100
Opened	28	11
Closed	(21)	(17)
End of period	104	94

In the ordinary course of business, we anticipate signing additional master franchise agreements and terminating other such agreements. We believe there is a market potential for approximately 300 international stores outside of the United States, Canada, the U.K., Ireland and Denmark. We continue to expect franchisees to leverage the new formats that have been developed for our corporately-managed operations and sourcing changes that have significantly reduced the capital and expenses required to open stores. We expect to continue to develop market expansion through both new and existing franchisees.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Revenues:
Net retail sales	94.6%	95.0%	95.3%	96.9%
Commercial revenue	3.6	3.2	3.6	1.8
International franchising	1.8	1.8	1.1	1.3
Total revenues	100	100	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	60.5	64.5	56.9	58.9
Cost of merchandise sold - commercial (1)	55.2	35.6	45.7	43.4
Cost of merchandise sold - international franchising (1)	77.0	59.7	92.4	54.1
Total cost of merchandise sold	60.6	63.5	56.9	58.5
Consolidated gross profit	39.4	36.5	43.1	41.5
Selling, general and administrative	50.3	51.1	45.7	46.5
Interest expense (income), net	0.0	(0.0)	0.0	0.0
Loss before income taxes	(10.9)	(14.5)	(2.6)	(5.1)
Income tax benefit	(2.6)	(5.7)	(0.1)	(1.9)
Net loss	(8.3)	(8.8)	(2.5)	(3.2)

Retail Gross Margin (2)	39.5%	35.5%	43.1%	41.1%

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

Thirteen weeks ended November 2, 2019 compared to thirteen weeks ended November 3, 2018

Total revenues. Consolidated revenues increased 2.5%, including a 1.9% increase in North America, a 0.2% decrease in Europe, and a double digit increase in consolidated e-commerce sales.

Net retail sales for the thirteen weeks ended November 2, 2019 were $66.6 million, compared to $65.3 million for the thirteen weeks ended November 3, 2018, a increase of $1.3 million, or 2.0%. The components of this increase are as follows (dollars in millions):

Thirteen weeks ended
November 2, 2019
Impact from:
Existing store and e-commerce sales	$1.4
New stores	2.1
Store closures	(1.8)
Foreign currency translation	(0.5)
Deferred revenue estimates, including breakage	0.1
1.3

The retail revenue increase was driven primarily by strong e-commerce growth and new shop-in-shops at select Walmart locations in comparison to the prior year third quarter.

Commercial revenue was $2.6 million for the thirteen weeks ended November 2, 2019 compared to $2.2 million for the thirteen weeks ended November 3, 2018. The $0.4 million increase includes wholesale merchandise and furniture/fixture sales and outbound licensing fees, reflecting the results of our efforts to evolve the business model beyond traditional retail.

International franchising revenue was $1.2 million for the thirteen weeks ended November 2, 2019 compared to $1.2 million for the thirteen weeks ended November 3, 2018.

Retail gross margin. Retail gross margin dollars increased $3.1 million to $26.3 million compared to the thirteen weeks ended November 3, 2018. The retail gross margin rate increased 400 basis points to 39.5% mainly driven by merchandise margin expansion and leverage on occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $35.4 million for the thirteen weeks ended November 2, 2019, an increase of $0.3 million compared to the thirteen weeks ended November 3, 2018. Cost savings in advertising and foreign currency gains were offset by an increase in accrued incentive compensation.

Interest expense (income), net. Interest expense was $7,500 for the thirteen weeks ended November 2, 2019 compared to interest income of $16,000 for the thirteen weeks ended November 3, 2018.

Provision for income taxes. The income tax benefit was $1.8 million with a tax rate of 23.7% for the thirteen weeks ended November 2, 2019 as compared to a benefit of $3.9 million with a tax rate of 39.3% for the thirteen weeks ended November 3, 2018. In the second quarter of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings.

Thirty-nine weeks ended November 2, 2019 compared to thirty-nine weeks ended November 3, 2018

Total revenues. Consolidated revenues decreased 0.5%, including a 0.3% increase in North America, a 6.8% decrease in Europe, and a double digit increase in consolidated e-commerce sales. We believe that European results continue to reflect the impact of the ongoing uncertainty surrounding Brexit, as well as the May 2018 implementation of new privacy laws, which severely inhibited the Company’s ability to directly market to guests.

Net retail sales for the thirty-nine weeks ended November 2, 2019 were $222.8 million, compared to $227.8 million for the thirty-nine weeks ended November 3, 2018, a decrease of $4.9 million or 2.2%. The components of this decrease are as follows (dollars in millions):

Thirty-nine weeks ended
November 2, 2019
Impact from:
Existing store and e-commerce sales	$(6.7)
New stores	8.1
Store closures	(5.3)
Foreign currency translation	(2.0)
Deferred revenue estimates, including breakage	1.0
(4.9)

The retail business in the U.K. continues to be impacted due to a challenging retail environment brought on by Brexit and the May 2018 implementation of new privacy laws that have significantly inhibited our ability to build our contact database and market directly to our guests. In addition, the upcoming election and January Brexit deadline may cause additional uncertainty. As a part of our focused effort to mitigate some of the issues in the market, we recently implemented a new technology-based Bonus Club enrollment process that is compliant with the new European privacy regulations. Since then, we have seen significant growth in the opt-in rates of Bonus Club members which we believe will benefit the business on a go-forward basis.

Commercial revenue was $8.5 million for the thirty-nine weeks ended November 2, 2019 compared to $4.2 million for the thirty-nine weeks ended November 3, 2018. The $4.3 million increase includes wholesale merchandise and furniture/fixture sales and outbound licensing fees, reflecting the results of our efforts to evolve the business model beyond traditional retail.

International franchising revenue was $2.6 million for the thirty-nine weeks ended November 2, 2019 compared to $3.1 million for the thirty-nine weeks ended November 3, 2018. The $0.5 million decrease was driven mainly by the decline in franchise store sales and timing of fixture sales for new store openings.

Retail gross margin. Retail gross margin dollars increased $2.5 million to $96.1 million compared to the thirty-nine weeks ended November 3, 2018. The retail gross margin rate increased 200 basis points to 43.1% mainly driven by merchandise margin expansion and leverage on occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses were $106.9 million for the thirty-nine weeks ended November 2, 2019, a decline of $2.4 million compared to the thirty-nine weeks ended November 3, 2018. The decrease was driven by a decrease in advertising and continued disciplined expense management and focus on controllable spend offset by an increase in accrued incentive compensation.

Interest expense (income), net. Interest expense was $21,000 for the thirty-nine weeks ended November 2, 2019 compared to $5,000 for the thirty-nine weeks ended November 3, 2018.

Provision for income taxes. The income tax provision was a benefit of $0.1 million with a tax rate of 2.1% for the thirty-nine weeks ended November 2, 2019, as compared to a benefit of $4.4 million with a tax rate of 36.8% for the thirty-nine weeks ended November 3, 2018 . In the first thirty-nine weeks of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss jurisdictions and the $0.2 million negative tax impact of equity awards. In the first thirty-nine weeks of fiscal 2018, the effective tax rate differed from the statutory rate of 21% primarily due to the jurisdictional mix of earnings.

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

A summary of our operating, investing and financing activities are shown in the following table (dollars in thousands):

	Thirty-nine weeks ended
	November 2,	November 3,
	2019	2018
Net cash used in operating activities	$(1,563)	$(9,027)
Net cash used in investing activities	(10,099)	(8,769)
Net cash provided by (used in) financing activities	(245)	5,189
Effect of exchange rates on cash	180	(261)
Net decrease in cash and cash equivalents	$(11,727)	$(12,868)

Operating Activities. Cash provided from operating activities decreased $7.4 million for the thirty-nine weeks ended November 2, 2019, as compared to the thirty-nine weeks ended November 3, 2018. This decrease in cash from operating activities was primarily driven by an increase in inventory over last year to support upcoming product launches in conjunction with the decision to bring in inventory early in response to anticipated increases in tariffs. This decrease was offset by the increase in profitability, receivable collections, and the realization of prepaid expenses.

Investing Activities. Cash used in investing activities increased $1.3 million for the thirty-nine weeks ended November 2, 2019 as compared to the thirty-nine weeks ended November 3, 2018. This increase in cash from investing activities was primarily driven by cash used to open additional shop-in-shops within select Walmart stores.

Financing Activities. Cash used in financing activities increased $5.4 million for the thirty-nine weeks ended November 2, 2019, as compared to the thirty-nine weeks ended November 3, 2018. This decrease in cash from financing activities was primarily driven by the draw on the credit line during the same period prior year that did not occur during the current year.

Capital Resources: As of November 2, 2019, we had a consolidated cash balance of $6.2 million and approximately 42% of this balance was domiciled within the United States. We also have a line of credit which we can use to finance capital expenditures and working capital needs throughout the year. On September 11, 2019, we entered into the twentieth amendment to this credit agreement with our lender. Under the twentieth amendment, the bank line provides availability of up to $20.0 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. The agreement limits the conditions under which the Company may declare dividends and repurchase shares. For example, we may not use the proceeds of the line of credit to repurchase shares. The commitment fee is 0.25% per annum and borrowings bear interest at LIBOR plus 3.25%. Financial covenants include maintaining minimum thresholds for cumulative earnings before interest, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2019 (as defined by the credit agreement), maintaining minimum liquidity at all times, maintaining a minimum fixed charge coverage ratio effective in the fourth quarter of fiscal 2019 (as defined in the credit agreement) and not exceeding a maximum funded debt to EBITDA ratio as of the end of the fourth quarter of fiscal 2019 (as defined in the credit agreement). The Company has a $1.0 million letter of credit against the line of credit at the end of the third quarter of fiscal 2019. As of the end of the third quarter of fiscal 2019: (i) we were in compliance with all covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $19.0 million available for borrowing under the line of credit.

In fiscal 2019, we expect to spend a total of $12 to $14 million on capital expenditures. Capital spending through the thirty-nine weeks ended November 2, 2019 totaled $10.1 million, on track with our full year plans. Capital spending in fiscal 2019 is expected to primarily support our store activity, including both new stores and remodels, and investments in information technology infrastructure.

We believe that cash generated from operations and borrowings under our credit agreement will be sufficient to fund our working capital and other cash flow requirements for the near future. Our credit agreement expires on December 31, 2020.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through November 2, 2019, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. As of November 2, 2019, we had $8.8 million of availability under the 2017 Share Repurchase Program. However our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 2, 2019, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Aug. 4, 2019 - Aug. 31, 2019	-	-	-	$8,795,529
Sept. 1, 2019 - Oct. 5, 2019	31	3.12	-	8,795,529
Oct. 6, 2019 - Nov. 2, 2019	99	3.82	-	8,795,529
Total	130	$3.65	-	$8,795,529

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

Date: December 12, 2019

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)