Form 10-K
period 2020-02-01
BUILD A BEAR WORKSHOP INC
filed 2020-04-16
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1954 Innerbelt Business Center Drive St. Louis, Missouri	63114
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	BBW	New York Stock Exchange

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

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $3.95 for the shares on the New York Stock Exchange on August 2, 2019) was $60.1 million as of August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 13, 2020, there were 15,188,243 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its June 11, 2020 Annual Meeting of Stockholders are incorporated herein by reference.

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

These statements are only predictions based on our current expectations and projections about future events. For example, the novel strain of coronavirus that was first identified in China has become a global pandemic and has resulted in significant uncertainty. We have experienced a deterioration in our financial results as a result of the temporary closure of our retail stores in late March 2020, and may experience further deterioration depending on the duration or severity of the pandemic. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by these forward-looking statements, including those factors discussed under the caption entitled “Risk Factors” as well as other places in this Annual Report on Form 10-K.

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

The following discussion contains references to fiscal 2019 and fiscal 2018, which represent our fiscal years ending February 1, 2020 and February 2, 2019, respectively.

PART I

ITEM 1.	BUSINESS

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is primarily a specialty retailer offering a “make your own stuffed animal” interactive retail-entertainment experience. As of February 1, 2020, we operated 372 corporately-managed locations, including 316 stores in the United States (“U.S.”) and Canada, 56 stores in the United Kingdom (“U.K.”), Ireland, Denmark, and China and had 92 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites, third-party marketplaces and franchisee sites and through retailer’s wholesale agreements. There were also 60 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience.

Recent Developments

As described elsewhere in this Report, the COVID-19 pandemic has recently had far-reaching adverse impacts on many aspects of our operation, directly and indirectly, including our people, consumer behavior, distribution, our suppliers, and the market generally. The scope and nature of these impacts continue to evolve each day.  For a discussion of remedial measures and other key trends and uncertainties that have affected our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the “Recent Developments,” “Revenues,” “Costs and Expenses” and “Stores” subsections of the Overview, along with “Results of Operations” and “Liquidity and Capital Resources”, and Item 9B "Other Information" as well as Item 1A “Risk Factors”, below.

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

Description of Operations

Currently, we primarily operate specialty stores that provide a “make your own stuffed animal” interactive entertainment experience in which guests, with the help of our associates, visit a variety of stations to “assemble” and customize a stuffed animal. Our concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of consumers by offering a relevant selection of premium products that meet high quality standards and are on trend. In addition, products are sold through e-commerce sites, third-party retail locations, and franchise sites. Our store experience appeals to a broad range of age groups and demographics, including children, as well as their parents and grandparents, teens, adult collectors and gift givers as well as affinity consumers. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our e-commerce site, our mobile sites and apps as well as traditional and social media. Guests visit our stores for multiple reasons including interactive family experiences, birthdays, parties and other milestone occasions as well as to purchase gifts including the “gift of experience” that comes with a gift card. We believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand.

We believe there are opportunities to leverage the strength of the Build-A-Bear brand to generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high quality brand that is emotionally connected with both kids and their parents through expanded programs including outbound branded licensing and entertainment, which may positively impact other channels of distribution.

Operating Strategies

In fiscal 2019, we continued to evolve and execute our strategic plan with key initiatives in the areas outlined below, which are intended to drive long-term shareholder value:

Channel Evolution through diversifying retail locations to broaden consumer accessibility to our brand

We continued to diversify our real estate portfolio beyond traditional malls to locations where families are increasingly going to shop and for entertainment, such as tourist destinations, seasonal pop-up shops and mass merchandising locations in order to reach a broader consumer base. We continue to strategically manage the traditional mall portfolio and renegotiate leases to optimize the cash flow to fund investments needed to achieve our desired future state. Therefore, we have strategically used favorable short-term extensions to maintain flexibility and optionality within our corporately-managed portfolio with over 70% of our leases across geographies having a natural lease event in the next three years.

In 2019, we expanded locations through our third-party retail model in which we sell products on a wholesale basis to other companies that then in turn execute our retail experience. These types of locations operate on cruise ships, in hotels and resorts and other typically entertainment and hospitality-based venues.

Leveraging an enhanced platform and infrastructure to more effectively take advantage of growth in the digital economy

In the fall of 2017, we launched an upgraded e-commerce platform and have had double-digit sales increases through this channel for nine consecutive quarters since the upgrade, including all four quarters of fiscal 2019. We have also been methodically updating systems and processes in order to further improve our digital capabilities. For example, with over 85% of our website traffic originating from a personal device, in 2019, we upgraded our mobile capabilities to reduce cart abandonment and improve conversion rates. We also believe that a focus on gift-giving including adult-to-adult gifting occasions and web-exclusive affinity products has contributed to our e-commerce growth. In addition, we shifted a significant level of marketing initiatives to digital categories that not only drove e-commerce but also benefited our retail store base resulting in improved returns on advertisement spending in the year.

Increasing acquisition, engagement and lifetime value of loyalty program members

Our Build-A-Bear Bonus Club loyalty program has over 4 million active members as well as a robust database with over 8 million consumers opted-in to receive marketing and promotional messages across geographies. In 2019, we focused on improving our segmentation models, refining messaging and developing specific consumer journeys to increase engagement and shopping frequency with a goal to build member lifetime value. With birthdays being a top occasion for visits to Build-A-Bear Workshop locations, we continued our “Count Your Candles” campaign in which a Bonus Club member can bring a child into a store during the month of their birthday and pay their age for a collectible teddy bear. We believe this program helps to add new members to the loyalty program and delivers incremental repeat visits.

Monetizing the awareness and trust that consumers have for our brand to add incremental profitable revenue streams

We believe there are opportunities to leverage the strength of the Build-A-Bear brand and the emotional connection that consumers have with our brand to generate incremental revenue and profits by adding revenue streams including outbound branded licensing and entertainment. In 2019, we put agreements in place that cover multiple areas in entertainment that include music with Warner Music Group’s Arts Music division, films with Sony Pictures Worldwide Acquisitions and Build-A-Bear radio on iHeart media. In addition, we continued to further develop outbound licensed programs leveraging the power of the Build-A-Bear brand and other owned intellectual properties. We also continued to expand our initiatives to sell pre-stuffed plush products for corporate promotions or to other companies for resale.

Continued Focus on Delivering Long-Term Profitability Improvement

We remained focused on the execution of our stated strategies summarized above as well as disciplined expense management and on-going investments to upgrade our processes, systems and infrastructure with the goal of achieving long-term profitability improvement.

Merchandise Sourcing and Inventory Management

Our stores offer an extensive and coordinated selection of merchandise, including a wide range of different styles of plush products to be stuffed, sounds and scents that can be added to the stuffed animals and a broad variety of clothing, shoes and accessories, as well as other brand appropriate toy and novelty items, sourced from multiple vendors in China and Vietnam. Our stuffed animal products and clothing are produced from high quality, man-made materials or natural fibers, and the stuffing is made of a high-grade polyester fiber.

We believe we comply with governmental toy safety requirements specific to each country where we have stores. Specifically, we believe all of the products in our stores and e-commerce sites meet Consumer Product Safety Commission (CPSC) requirements including the Consumer Product Safety Improvement Act (CPSIA) for children’s products. We also believe we comply with American Society for Testing and Materials (ASTM-F963), European Toy Safety Standards (EN71), China National Toy Standards (GB6675/GB5296.5), China Compulsory Certification (CCC), Australian/New Zealand Standard (AS/NZS 8124), Canadian Consumer Product Safety Act Toys Regulation (CCPSA) and India Safety of Toys (IS:9873). Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate the age grading for the product and any special warnings in accordance with guidelines established by the CPSC or other applicable authority. We require our supplier factories to be compliant with the International Council of Toy Industries (ICTI) Ethical Toy Program certification or with other third party social compliance programs. The ICTI Ethical Toy Program process is a social compliance program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide. In order to obtain this certification, each factory completes a rigorous evaluation performed by an accredited ICTI agent on an annual basis.

The average time from product conception to the arrival in stores is approximately 12 months, including approximately 90 to 120 days from the beginning of production to in-store delivery. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating less productive items. Our relationships with our vendors generally are on a purchase order basis without contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.

Distribution and Logistics

We own a 350,000 square-foot distribution center near Columbus, Ohio which serves the majority of our stores in the United States and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025, to fulfill our store and e-commerce fulfillment needs. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract with a third-party distribution center in Shanghai, China which is currently on a month-to-month extension while negotiations for an agreement are on-going, which have been slowed as a result of the COVID-19 pandemic.

Transportation from the warehouses to stores is managed by several third-party logistics providers. In the United States, Canada and Europe, merchandise is shipped by a variety of distribution methods, depending on the store and seasonal inventory demand. Shipments from our distribution centers are scheduled throughout the week in order to smooth workflow, and stores are grouped together by shipping route to reduce freight costs. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once every other week or once a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs. Back-up supplies, such as stuffing for the plush animals, are often stored in limited amounts at regional pool points.

On March 26, 2020, we announced the temporary closure of our warehouse and e-commerce fulfillment center in Ohio as we reviewed our processes related to workplace safety and assessed the scope of the Ohio statewide "stay at home" order, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention and Ohio state health and regulatory authorities. The Ohio warehouse was reopened on April 1, 2020 following the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as orders are fulfilled. Our third-party warehouse in Selby, England, implemented with our guidance, updated policies to be in compliance with local social distancing guidelines.

Employees

As of February 1, 2020, we had approximately 1,000 full-time and 3,300 regular part-time employees in the U.S., Canada, the U.K., Ireland, Denmark and China. The number of part-time employees at all locations fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

As a result of the COVID-19 pandemic, on March 26, 2020, the Company announced the furlough of over 90% of its workforce and pay reductions of 20% for those employees not placed on temporary leave, including the Company's executive officers and each of its named executive officers, both effective March 29, 2020.

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

Risks Related to Our Business

The COVID-19 pandemic could continue to materially adversely affect our business, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.

The novel strain of coronavirus, COVID-19, is believed to have been first identified in China in late 2019 and has spread globally. The rapid spread has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures may continue to impact all or portions of our workforce, operations, suppliers and customers. We have corporately-managed stores throughout North America, the United Kingdom, a store each in Denmark and China and franchise locations in twelve countries around the world. Each of these countries has been affected by the pandemic and taken measures to try to contain the virus. Future restrictions on our access to our suppliers and distribution facilities or on our support operations or workforce, and restrictions or disruptions of transportation, port closures and increased border controls or closures, could continue to limit our ability to meet customer demand and have a material adverse effect on our financial condition, cash flows and results of operations. There is no certainty that measures taken by government authorities will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

In recent weeks, the COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and accessibility to capital. Given that the COVID-19 pandemic has caused a significant economic slowdown it appears increasingly likely that it could cause a global recession, which could be of an unknown duration. Risks related to negative economic conditions are described in our risk factor titled “A decline in general global economic conditions could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products, and have an adverse effect on our liquidity and profitability. “

Given the interactive retail experience, our store based workforce comes into close contact with our customers as part of their day-to-day responsibilities. This contact increases the likelihood that members of our workforce could contract COVID-19, and as a result, could potentially adversely affect our ability to adequately staff our stores.

The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues, its effect on the demand for our products and our supply chain, the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this Annual Report on Form 10-K for the year ended February 1, 2020.

We depend upon the shopping malls and tourist locations in which we are located to attract guests to our stores and a decline in consumer traffic could adversely affect our financial performance and profitability.

While we invest in integrated marketing efforts and believe we are more of a destination location than other retailers, we rely to a great extent on consumer traffic in the malls and tourist locations in which our stores are located. Traffic to tourist locations in general may be reduced by the COVID-19 pandemic, which might disproportionally affect our business relative to other retailers that have located in more traditional settings or that have a greater mix of online sales ordering. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls and tourist locations as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls nor the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. Additionally, in recent years, there has been a trend of consumers preferring to purchase products from online merchants rather than traditional brick and mortar stores, and while we have e-commerce sales with positive growth and are working to develop and strengthen our online business, we continue to depend heavily on sales at our physical store locations. Consumer traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism to shopping locations, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in consumer traffic could have an adverse effect on our financial condition and profitability.

In particular, COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in areas that attract dense crowds, such as shopping malls. As a result, our landlords have temporarily closed certain of the malls in which our stores operate and we have temporarily closed our owned and operated stores in the United States, Canada, the United Kingdom, Ireland and Denmark. On March 17, 2020, we temporarily closed all owned and operated stores in the United States, Canada, the United Kingdom, Denmark and Ireland as a result of the COVID-19 pandemic and the governments' recommendation to restrict crowds and social gatherings. The full extent and duration of such temporary closures and their impacts over the longer term remain uncertain and are dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19 and the extent and effectiveness of further containment actions that may be taken.

A decline in general global economic conditions could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products, and have an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A slowdown in the U.S., Canadian or European economies or in the economies of the countries in which our franchisees operate or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. For example, the potential adverse effects of COVID-19 across geographies and Brexit in the U.K. market may be underestimated and the actual effects are dependent on many factors that may be beyond the control of the authorities in the countries in which we operate including the United States, the U.K. and the European Union (“EU”). The potential adverse effects of any of these factors would likely result in lower net retail sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. In addition, economic uncertainty can affect the credit and capital markets and might impact our access to capital resources at an affordable cost to meet our needs. These capital market conditions may affect the renewal or replacement of our credit agreement, which was originally entered in fiscal 2000 and has been extended annually since then and currently expires December 31, 2020. The Company's liquidity may be negatively impacted if stores do not resume normal operations and the Company may be required to pursue additional sources of financing to meet its financial obligations. Obtaining such financing is not guaranteed and is largely dependent on market conditions and other factors. Further actions may be required to improve the Company's cash position, including but not limited to, monetizing Company assets including the Company owned warehouse in Ohio, inventory, implementing further employee furloughs, investigating government relief programs, and foregoing capital expenditures and other discretionary expenses. In addition, the impacts of COVID-19 may result in store impairments charges in 2020, affecting our profitability.

If we are unable to maintain compliance with covenants under our credit facility, we may become unable to borrow under that facility. In addition, global economic conditions may make it more difficult to obtain new lending facilities.

Our liquidity position is dependent upon our ability to borrow under our current credit facility. As of February 1, 2020, total borrowing availability under our credit agreement was $20.0 million. Although we have not borrowed on our credit facility as of April 13, 2020 and have approximately $23.8 million in operating cash as of such date, failure to meet our debt covenants under the credit facility may require us to seek waivers or amendments of the debt covenants, alternative or additional sources of financing, or to reduce expenditures in order to maintain access to capital under the facility. Due to the impacts of COVID-19 and the closure of our owned and operated stores, our financial performance in the first quarter of fiscal 2020 will be negatively impacted. As a result, it is likely that we will be unable to comply with certain covenants in our existing line of credit. We are in discussions with our current lender and we are exploring other options to access alternative liquidity sources which may include other lenders, various government assistance programs and monetization of existing Company assets. However, given the capital market conditions, it has become more difficult to obtain new credit facilities. In addition, the Company believes that its current cash balance, along with the actions taken as discussed in this Report, provides it with sufficient liquidity for the next 12 months.

We may not be able to operate our international corporately-managed locations profitably.

In addition to our U.S. locations, we currently operate stores in the U.K., Canada, Ireland, Denmark and China. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, public health issues such as COVID-19, changes in foreign government policies and regulations, changes in trading status, compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, as well as other risks that we may not anticipate. Brand awareness in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the U.K. and Ireland, we may be unable to continue to do so on a consistent basis. For example, in fiscal 2018, we recorded $3.5 million of asset impairment charges in the U.K. In 2016, we opened our first corporately-managed location in China and subsequently recognized an impairment charge on a substantial portion of the store’s assets. In addition, the impacts of COVID-19 on our internationally corporately-managed locations may result in store impairments charges in 2020 in those locations, affecting our profitability, as well as jeopardizing our ability to realize our deferred tax assets which may result in additional valuation allowances.

Additionally, we conduct business globally in many different jurisdictions with currencies other than U.S. dollars. Our results could be negatively impacted by changes or fluctuations in currency exchange rates since we report our consolidated financial results in U.S. dollars. For example, we may purchase products in U.S. dollars but sell them to customers in local currencies, which exposes us to foreign exchange risk, as described in “Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations” below.  In addition, we could experience restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

If we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract new and repeat guests with our interactive shopping experience, and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences, including online buying, and fashion trends including licensed relationships. We cannot be certain that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, including our store design and brand appearance, or for our stuffed animals, related apparel and accessories. A decline in demand for our interactive shopping experience, our stuffed animals, related apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products, including those that are associated with new movie releases, could have a negative impact on our business, financial condition and results of operations. In addition, due to COVID-19, once stores reopen, we will likely need to modify our interactive shopping experience in order to comply with social distancing guidelines and could have a negative impact on the appeal of our interactive shopping experience. Such modifications may not sufficiently address the guidelines or make our shopping experience appealing. Conversely, if we do not modify to a sufficient degree to address concerns, the perception that we are not adequately addressing concerns relative to social distancing remediation may adversely affect our brand.

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

In addition, COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, that has caused us to recently enact widespread temporary store closures and our landlords to temporarily close certain of the malls in which our stores operate. There is significant uncertainty surrounding the ultimate duration of these closures and consumer willingness to visit shopping malls once they reopen. The impact of these temporary store and shopping mall closures on our current rent obligations remains uncertain and we may be limited in our ability to obtain rent abatements or landlord concessions of rent otherwise payable during this period of temporary store closures.

We rely on a few global supply chain vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any factories that produce our skins, clothing, shoes or accessories. For the past two years, we purchased approximately 80% of our merchandise from four vendors. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities, located primarily in China and in Vietnam. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Such disruptions may result from public health issues such as the current COVID-19 pandemic (or other, future pandemics), weather related events, natural disasters, trade restrictions, tariffs, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

Our company-owned distribution center which services the majority of our stores in North America and our third-party distribution center providers used in the western United States and Europe may be required to close and operations may experience disruptions in their ability to support our stores or may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the U.S., Canada, Europe and China in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio and rely on this warehouse to receive, store and distribute merchandise for the majority of our North America stores. To operate this location, our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business in the western U.S., Europe and in China. For example, as noted above, in Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025, and Brexit could adversely affect this distribution arrangement. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, events such as fire, accidents, power outages, system failures, public health issues such as the current COVID-19 pandemic (or other future pandemics), or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and could decrease our sales and increase our costs associated with our supply chain.

On March 26, 2020, we announced the temporary closure of our warehouse and e-commerce fulfillment center in Ohio as it reviewed its processes related to workplace safety and assessed the scope of the Ohio statewide "stay at home" order, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention and Ohio state health and regulatory authorities. The Ohio warehouse was reopened on April 1, 2020 upon the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as orders are fulfilled. We cannot assure you that additional closure will not be required or voluntarily adopted by us under federal and state law guidelines, and any such closure(s) may be long term. In addition, the newly implemented changes to workflow and workspaces could slow our order processing times and impact our ability to optimize the e-commerce channel.

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

Moreover, our branding and marketing efforts could be undermined by the nature of our mall-based, interactive experience, as consumers make different choices due to the COVID-19 pandemic in order to continue social distancing practices.  The perception that our experience may not be safe, in particular for vulnerable populations, could have a material adverse effect on our branding, marketing, and financial results. Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of product and brand awareness, which could also have a material adverse effect on our financial condition and profitability.

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

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to us, our employees, and those with whom we do business. In addition, there have been initial media reports regarding increased cyber-security threats and potential breaches resulting from the COVID-19 pandemic because of the increase in numbers of individuals working from home. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

We currently obtain and retain personal information about our website users, store shoppers and loyalty program members. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions. We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our consumer database and websites. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our websites are designed to be fully compliant with all applicable regulations including the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of young children and young children frequently interact with our websites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features, our security measures may not protect users’ identities and our online safety measures may be questioned, which may result in negative publicity or a decrease in visitors to our sites. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. For example, the EU’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the California Consumer Privacy Act (“CCPA”),

which became effective in January 2020, greatly increases the jurisdictional reach of EU and California law, respectively, and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of GDPR can result in fines calculated as a percentage of a company’s annual revenue and CCPA provides civil penalty violations, as well as a private right of action for data breaches. Other governments have enacted or are enacting similar data protection laws, and are considering data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs and regulatory risks that are likely to increase over time.

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

Additionally, in fiscal 2019 we operated 31 stores located within other retailers’ stores and 60 stores through our "third-party wholesale" model and as such are subject to the operational risks of these retailers, including but not limited to, ineffective store operations, labor disputes and negative publicity; all of which could have a negative impact on our sales and operating performance.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase the majority of our merchandise directly from manufacturers in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions, taxes or fees, or labor strikes or lock-outs and pandemics, could adversely affect our business. For example, our vendors in China were temporarily closed in January and February as a result of the COVID-19 pandemic, ceasing production of inventory and supplies. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change. Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments that would impact our revenue and profit in various markets. Additionally, because most of our foreign subsidiaries buy their inventory in U.S. dollars, we are also exposed to risk when their functional currencies fluctuate relative to the U.S. dollar. For example, we believe that the significant movement in the British pound sterling relative to the U.S. dollar, as a result of the U.K.’s referendum vote to leave the EU in 2016 had a negative impact on our revenues and pre-tax income with most of the impact resulting from higher cost of merchandise sold - retail. The precise nature and rules of the U.K.’s future trading relationship with the EU is still uncertain as of the current date.

If we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability.

As of February 1, 2020, there were 92 Build-A-Bear Workshop international franchised stores. We cannot ensure that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing operated markets, which impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our existing markets. The operations and results of our franchisees could be negatively impacted by the economic, public health (such as COVID-19), or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

The success of our franchising strategy depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel, may not operate their stores profitably and may not pay amounts due to us. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. If franchisees perform below expectations, we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. For example, in 2016, we consented to the sale of the franchise in South Africa to new owners. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores.

The laws of the various foreign countries in which our franchisees operate as well as compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, governs our relationships with our franchisees. These laws, and any new laws that may be enacted, may detrimentally affect the rights and obligations between us and our franchisees and could expose us to additional liability.

We may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or, misappropriation of their proprietary rights, which could be costly, distract our management and personnel and which could result in the diminution in value of our trademarks and other important intellectual property.

Other parties have asserted in the past, and may assert in the future, trademark, patent, copyright or other intellectual property rights that are important to our business. We cannot be certain that others will not seek to block the use of or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, patent or other proprietary rights. Defending any claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.

In addition, there may be prior registrations or use of intellectual property in the U.S. or foreign countries for similar or competing marks or other proprietary rights of which we are not aware. In all such countries, it may be possible for any third-party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us were successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds.

We may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries.

Although we require our manufacturers to meet governmental safety standards, including food safety regulations for certain locations, and our product specifications as well as submitting our products for testing, we cannot control the materials used by, or the workmanship of, our manufacturers. Additionally, through our agreements, our licensees are required to ensure that their manufacturers meet applicable safety and testing standards. If any of these manufacturers ship merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

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

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we are primarily mall-based, we see our competition as those mall-based retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. As a retailer whose signature product is a stuffed animal that is typically purchased as a toy or gift, we also compete with big box retailers and toy stores, as well as manufacturers that sell plush toys. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that none of these companies currently offer the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot be certain that they will not compete directly with us in the future.

Many of our competitors have longer operating histories, significantly greater financial, marketing and other resources, and greater name recognition. We cannot be certain that we will be able to compete successfully with them in the future, particularly in geographic locations that represent new markets for us. If we fail to compete successfully, our market share and results of operations could be materially and adversely affected.

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

Risks Related to Owning Our Common Stock

Fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, and we may be unable to repurchase shares at all or at the times or in the amounts we desire or the results of our share repurchase program may not be as beneficial as we would like.

In August 2017, our Board of Directors authorized a $20 million share repurchase program. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of the share repurchase program may not be as beneficial as expected. In addition, credit agreements may have clauses restricting our ability to repurchase shares when certain liquidity conditions exist.

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

During fiscal 2019, the price of our common stock fluctuated between $2.33 and $6.24 per share, but dropped to as low as $1.02 per share after February 1, 2020. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the retail industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures, stock repurchases or other strategic initiatives) by us or others in the retail industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.  Moreover, such volatility could attract the interest of activist shareholders.  Responding to activist shareholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.

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

Stores

We lease all of our store locations. As of February 1, 2020, we operated 372 retail stores located primarily in major malls throughout the U.S., Canada, Puerto Rico, the U.K., Ireland, Denmark and China in our DTC segment.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment site. In August 2019, we announced the decision to move our corporate headquarters to downtown St. Louis, Missouri into a 51,600 square foot building with a lease of eleven years. The lease commences thirty days after delivery of premises which is expected in late spring 2020. As of February 1, 2020 we continued to lease approximately 59,000 square feet for our corporate headquarters in St. Louis, Missouri which houses our corporate staff, our call center and our on-site training facilities. The lease was amended, effective January 2020, to extend the term on the full space until the end of June 2020 and then to lease an approximately 9,250 square foot portion of this facility beginning in July 2020 through June 2023. In the U.K., we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract with a third-party distribution center in Shanghai, China which is currently on a month-to-month extension while negotiations for an agreement are on-going, which have been slowed as a result of the COVID-19 pandemic.

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

As of April 13, 2020, the number of holders of record of the Company’s common stock totaled approximately 1,924.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Nov. 3, 2019 – Nov. 30, 2019	38	$2.95	-	$8,795,529
Dec. 1, 2019 – Jan. 4, 2020	-	$-	-	$8,795,529
Jan. 5, 2020 – Feb. 1, 2020	7	$4.49	-	$8,795,529
Total	45	$3.19	-	$8,795,529

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

Recent Developments

As described elsewhere in this Report, the COVID-19 pandemic has recently had far-reaching adverse impacts on many aspects of our operation, directly and indirectly, including our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve each day. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources conservatively by reducing and/or deferring capital expenditures, inventory purchases and operating expenses to mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Such steps include the following:

•	On March 17, 2020, we announced the temporary closure of all owned and operated stores in the United States, Canada, the United Kingdom, Denmark and Ireland.
•	On March 26, 2020, we announced the temporary closure of our warehouse and e-commerce fulfillment center in Ohio as we reviewed our processes related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention, among others. The Ohio warehouse was reopened on April 1, 2020 following the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as orders are fulfilled.
•	On March 26, 2020, we announced the furlough of over 90% of our workforce, effective March 29, 2020.
•	On March 26, 2020, we announced pay reductions of 20% for those employees not placed on temporary leave, and that the salaries of the Company's executive officers and each of its name executive officers would be reduced by 20% effective March 29, 2020.
•	On March 26, 2020, we announced that the annual cash retainers for all non-employee directors serving on our Board of Directors will be eliminated for the first fiscal quarter of 2020.
•	We are delaying the payment of 100% of the bonus earned by our executive officers for fiscal 2019 performance and 80% of such bonuses earned by our non-executive officer associates.
•	In accordance with plan provisions, we are delaying the Company's contribution to its 401(k) plan.
•	We are actively working with our landlords to minimize costs associated with closed retail facilities.

In addition to the effects described above, our supply chain has been affected by COVID-19. Vendors in China were temporarily closed as a result of the pandemic. Although their operations ceased in January and February, the vendors resumed production in March and are expected to continue to ramp up unless the pandemic comes back in China, causing our vendors to cease production again. Seasonal merchandise supporting our sales plans for the Easter holiday and spring season, were produced and delivered by our vendors prior to the temporary halt in their operations. As a result, we have sufficient inventory and supplies to support our e-commerce demand and any stores which may reopen in the near future. For our vendors with operations in Vietnam, the pandemic continues to evolve on a daily basis and we are in communication with these vendors to ensure we can respond as needed to supply chain interruptions if they occur.

Although each of the remedial measures was taken by the Company to protect the business and preserve liquidity, each may also have the potential to have a material adverse impact on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, distribution centers, relationships with our third-party vendors, and our customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report), based on our current projections we believe our cash and marketable securities on hand, ongoing cash generated from e-commerce and eventual resumption and ramp up of store operations, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months from the issuance of this Report. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, See the “Revenues,” “Costs and Expenses” and “Stores” subsections of this Overview, along with “Results of Operations” below and in Item 1.A. “Risk Factors” above.

Business Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of February 1, 2020, we operated 372 stores globally and had 92 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites, third party marketplaces and franchisee sites and through retailer's wholesale agreements. There were also 60 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience.

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

Selected financial data attributable to each segment for fiscal 2019 and 2018 are set forth in Note 15 — Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our consolidated net income (loss) was $0.3 million in fiscal 2019, compared to $(17.9 million) in fiscal 2018. We believe that we have a retail store concept that has broad demographic appeal which, for North American stores open for the entire year, averaged net retail sales per store of $0.8 million and $0.9 million in fiscal 2019 and 2018, respectively. With retail as a significant driver of our performance, in order to effectively measure our store operations, we use store contribution as the key performance metric. The diversification of the real estate portfolio and shift to smaller more flexible store formats may result in lower average store revenue, but is expected to improve store contribution. Consolidated store contribution as a percentage of net retail sales was 15.4%, and 10.4% for fiscal years 2019 and 2018, respectively. Consolidated store contribution consists of store location net retail sales less cost of product, marketing and store related expenses. Non-store general and administrative expenses are excluded as are our revenues and expenses associated with e-commerce sites, locations not open for the full fiscal year and adjustments to deferred revenue related to gift card breakage and our loyalty program. See “Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The increase in consolidated store contribution as a percent of net retail sales in fiscal 2019 was primarily due to the expansion of our retail gross margin by $7.3 million or 5.2% as a percent of total revenue and our focus on reducing store level expenses through strategic negotiations with our landlords that included rent reductions and moving toward percent of sales rent. In addition, store contribution as a percent of net retail sales increased due to a decrease in advertising expense as we shifted our focus to digital marketing and moved away from national TV advertising to a large degree.

We entered fiscal 2020  expecting it to be another transitional year as planned to continue to implement key aspects of our longer-term strategies. Our ongoing plan was to address our retail store portfolio by diversifying locations and formats to focus on places where families shop and go for entertainment. For example, through the end of fiscal 2019 we have opened 22 full service stand-alone stores inside select Walmart locations and have several stores in seasonal and tourist locations. As part of our initiative to diversify retail formats, we had planned to continue to opportunistically place a variety of new, lower capital, flexible formats, like concourse shops, in traditional malls or in other high traffic shopping destinations to help navigate the market volatility. In addition, we have significant flexibility in our mall lease portfolio with the negotiation of favorable rent deals and short-term extensions which have resulted in now having over 70% of our leases coming up for renewal in the next three years including about 120 locations with natural lease events before the end of fiscal 2020. However, we are currently reassessing our plans in light of the impacts of the COVID-19 pandemic on our business as described in "Recent Developments" above.

We ended fiscal 2019 with no borrowings under our bank loan agreement and with $26.7 million in cash and cash equivalents after investing $12.4 million in capital projects throughout the year. We did not repurchase any shares during fiscal 2019. Although the Company has $8.8 million remaining on our share repurchase authorization from August 2017, it does not plan to utilize its cash in the near term to commence share repurchase in fiscal 2020.

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

We use net retail sales per square foot as a performance measure for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year for the periods presented:

	Fiscal year ended
	February 1,	February 2,
Net retail sales per square foot	2020	2019
North America (1)	$343	$346
United Kingdom (2)	£405	£424

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

Costs and Expenses

Cost of merchandise sold: Cost of merchandise sold is driven primarily by our retail segment. Cost of merchandise sold – retail includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges (See Note 5 — Property and Equipment, net to the consolidated financial statements for additional accounting information regarding store asset impairment); cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Retail gross margin is defined as net retail sales less the cost of merchandise sold - retail. For the commercial segment, cost of merchandise includes the cost of merchandise sold to third-party retailers on a wholesale basis for sale within their stores. For the franchise segment, cost of merchandise includes the sale of furniture, fixtures, and supplies to our franchise partners.

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

Stores

Corporately-managed locations:

The number of Build-A-Bear Workshop stores in the U.S., Canada and Puerto Rico (collectively, North America), the U.K., Ireland and Denmark (collectively, Europe) and China for the last two fiscal years is summarized as follows:

	Fiscal year ended
	February 1, 2020				February 2, 2019
	North				North
	America	Europe	China	Total	America	Europe	China	Total (1)
Beginning of period	311	59	1	371	292	59	1	352
Opened	18	1	-	19	50	2		52
Closed	(13)	(5)	-	(18)	(31)	(2)		(33)
End of period	316	55	1	372	311	59	1	371

During fiscal 2019, our retail business model continued to evolve to address changing shopping patterns by diversifying our locations, formats and geographies. We are updating our store portfolio with the Discovery format, which represented 41% of our store base as of February 1, 2020. During the second half of fiscal 2019, we opened 16 full service, stand-alone stores inside select Walmart locations, resulting in a total of 22 shop-in-shops at Walmart locations at the end of the fiscal year. We also continued to open concourse shops, stand-alone retail units that occupy approximately 200 square feet, in places where families go for entertainment, including tourist destinations, as well as to convert certain existing locations, in conjunction with natural lease events, to continue to generate profit while leveraging reduced cost structure of concourse shops. Through its third-party retail model, there were 60 stores in operation with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Beaches Family Resorts. As in prior years, we operated in a number of other non-traditional locations, such as ballparks, as well as shop-in-shop arrangements within other retailers’ stores. In certain locations throughout the year, we deployed temporary stores, which generally have lease terms of two to eighteen months. These specific sites are designed to capitalize on short-term opportunities. Further, we expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of February 1, 2020, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 12 countries.

The number of international, franchised stores opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	February 1, 2020	February 2, 2019
Beginning of period	97	100
Opened	32	19
Closed	(37)	(22)
End of period	92	97

As of February 1, 2020, the distribution of franchised locations among these countries was as follows:

Australia	20
South Africa	20
China (1)	12
India	12
Gulf States (2)	11
Thailand	6
Germany (3)	5
Mexico	4
Chile	2
Total	92

(1)	China master franchise agreement includes Macau, where no stores are currently open, and the Hong Kong market.
(2)	Gulf States master franchise agreement includes Kuwait, Bahrain, Qatar and the United Arab Emirates which all have stores as well as Oman where there is not currently a store open.
(3)	Germany master franchise agreement also includes Austria and Switzerland where no stores are currently opened.

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a total market potential for approximately 300 international stores outside of the U.S., Canada, the U.K., Ireland and Denmark. We source fixtures and other supplies for our franchisees from China which significantly reduces the capital and lowers the expenses required to open franchises. We are leveraging new formats that have been developed for our corporately-managed locations such as concourses and shop-in-shops with our franchisees. We expect to develop market expansion through both new and existing franchisees in the future.

Results of Operations

2019 Overview

Although the 2019 year did not unfold on a by-quarter basis as expected, we ultimately delivered annual results that included a return to profitability and a growth in total revenues. Revenue growth compared to the prior fiscal year was driven by a strong growth in our Commercial segment and in our e-commerce sales. An increase in revenue of 81.3% in our Commercial segment was primarily the result of expansion of our third-party retail locations to 60 locations as of February 1, 2020 from 40 locations as of February 2, 2019. The strong growth from our e-commerce channel is the result of improved segmentation models as well as targeted, digital advertising, including web-only exclusives, which increased website traffic. The return to profitability was primarily driven by an expansion of retail gross margin, a reduction of lease costs through strategic negotiations with land lords, and through a reduction of advertising expense by focusing our resources on digital marketing offsetting a reduction in national TV advertising.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to immaterial rounding:

	Fiscal year ended
	February 1,	February 2,
	2020	2019

Revenues:
Net retail sales	95.6%	97.0%
Commercial revenue	3.5	1.9
International franchising	0.9	1.1
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	54.6	57.3
Store asset impairment (2)	0.0	1.6
Cost of merchandise sold - commercial (1)	45.7	50.6
Cost of merchandise sold - international franchising (1)	89.7	66.8
Total cost of merchandise sold	54.6	58.8
Consolidated gross profit	45.4	41.2
Selling, general and administrative	44.9	46.7
Interest expense (income), net	0.0	0.0
Income (loss) before income taxes	0.5	(5.5)
Income tax expense (benefit)	0.4	(0.2)
Net income (loss)	0.1	(5.3)

Retail gross margin	45.4%	42.7%

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

Fiscal Year Ended February 1, 2020 Compared to Fiscal Year Ended February 2, 2019

Total revenues. Net retail sales were $323.5 million for fiscal 2019, compared to $326.3 million for fiscal 2018, a decrease of $2.8 million or 0.9%. The components of this decrease are as follows:

Fiscal year ended
February 1, 2020
(dollars in millions)
Decrease in existing store and e-commerce sales	$(4.4)
Increase from new stores	10.1
Impact of store closures	(8.0)
Gift card breakage	1.6
Impact of foreign currency translation	(1.8)
Change in deferred revenue estimates	(0.3)
$(2.8)

The retail revenue decrease was driven primarily by store closures, reduced sales at existing stores due to continued mall traffic declines, effects of foreign currency translation in our European operations, and an increase in our deferred revenue related to our loyalty program as a result of a higher redemption rate on bonuses earned as part of the program. These were offset by strong e-commerce growth for the year, the opening of 16 new shop-in-shops in select Walmart locations, and an update to the gift card breakage rates based on the latest redemption data.

Commercial revenue was $11.9 million for fiscal 2019 compared to $6.6 million for fiscal 2018, an increase of $5.3 million primarily due to growth in wholesale activity resulting from increase in third-party retail locations. Revenue from international franchising was $3.2 million for fiscal 2019 compared to $3.7 million for fiscal 2018. This $0.5 million decrease was primarily the result of the closure of franchise locations during the year.

Retail gross margin. Retail gross margin was $146.8 million in fiscal 2019 compared to $139.5 million in fiscal 2018, a increase of $7.3 million. As a percentage of net retail sales, retail gross margin increased to 45.4% for fiscal 2019 from 42.7% for fiscal 2018, or 270 basis points as a percentage of net retail sales and included 160 basis points related to the leverage of fixed occupancy costs with the remainder driven by expansion of merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses were $152.0 million for fiscal 2019 as compared to $157.2 million for fiscal 2018, a decrease of $5.2 million. Selling, general and administrative expenses were lower primarily due to less negative impact of foreign currency translation, decreased consulting costs relating to compliance matters (e.g., GDPR), decreased asset impairment charges related to store fixed assets and decreased receivable write-offs. In addition, selling, general and administrative expenses were lower due to the aggressive switch to digital marketing away from national TV advertising offset by an increase in incentive compensation resulting from the Company's profitable performance.

Interest expense (income), net. Interest expense, net of interest income, decreased an immaterial amount for fiscal 2019 as compared to fiscal 2018.

Provision for income taxes. The provision for income taxes was $1.3 million in fiscal 2019 compared to an income tax benefit of $0.6 million in fiscal 2018. The 2019 effective rate of 83.0% differed from the statutory rate of 21% primarily due to the valuation allowance recorded in certain foreign jurisdictions and the $0.2 million tax impact of equity awards. The 2018 effective tax rate of 3.1% differed from the statutory rate of 21% primarily due to the valuation allowance recorded in certain foreign jurisdictions.

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

The following table sets forth a reconciliation of store contribution to net income (loss) for our corporately-managed stores, open throughout the entire period, located in the U.S., Canada and Puerto Rico (collectively “North America”); stores located in the U.K., Ireland and Denmark (collectively “Europe”); and China, for our consolidated store base (dollars in thousands).

	Fiscal 2019			Fiscal 2018
	North	Europe		North	Europe
	America	and China	Total	America	and China	Total
Net income (loss)	3,677	(3,416)	$261	$(2,693)	$(15,240)	$(17,933)
Items excluded:
Income tax expense (benefit)	1,325	(25)	1,300	(1,343)	769	(574)
Interest expense (income)	24	(9)	15	107	(22)	85
Store asset impairment	-	-	-	1,749	3,446	5,195
General and administrative expense (1)	50,566	3,653	54,219	41,851	8,012	49,863
Contribution from other retail activities (2)	(6,244)	(1,627)	(7,871)	(3,804)	(656)	(4,460)
Other contribution (3)	(4,563)	(274)	(4,837)	(1,656)	(640)	(2,296)
Store contribution	$44,785	$(1,698)	$43,087	$34,211	$(4,331)	$29,880

Total revenues from external customers	$290,883	$47,660	$338,543	$286,544	$50,041	$336,585
Items excluded:
Revenues from other retail activities (2)	(38,261)	(5,400)	(43,661)	(34,445)	(4,528)	(38,973)
Other revenues from external customers (4)	(13,860)	(1,192)	(15,052)	(8,118)	(2,163)	(10,281)
Store location net retail sales	$238,762	$41,068	$279,830	$243,981	$43,350	$287,331
Store contribution as a percentage of store location net retail sales	18.8%	(4.1%)	15.4%	14.0%	(10.0%)	10.4%
Total net income (loss) as a percentage of total revenues	1.3%	(7.2%)	0.1%	(0.9%)	(30.5%)	(5.3%)

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

	Fiscal year ended
	February 1,	February 2,
	2020	2019
Net cash provided by operating activities	$ 21,609	$ 9,586
Net cash used in investing activities	(12,384)	(11,253)
Net cash used in financing activities	(245)	(2,359)
Effect of exchange rates on cash	(140)	421
Net increase (decrease) in cash, cash equivalents and restricted cash	$ 8,840	$ (3,605)

Operating Activities. Cash flows provided by operating activities were $21.6 million and $9.6 million in fiscal years 2019 and 2018, respectively. Cash flows from operating activities increased in fiscal 2019 as compared to 2018 primarily due to an increase in net income and lower inventory, partially offset by an increase in receivables and a decrease in accounts payable as of the end of the fiscal year and lower gift cards and deposits balances as a result of higher redemption rates.

Investing Activities. Cash flows used in investing activities were $12.4 million and $11.3 million in fiscal years 2019 and 2018, respectively. Cash used in investing activities in fiscal 2019 increased as compared to fiscal 2018 primarily related to upgrades of central office information technology systems including construction-in-progress costs for a new warehouse management system.

Financing Activities. Financing activities used cash of $0.2 million and $2.4 million in fiscal years 2019 and 2018, respectively. Cash used in financing activities in fiscal 2019 decreased as compared to fiscal 2018 as the Company did not borrow on its credit facility and did not repurchase shares during the year, compared to stock repurchases of $2.2 million fiscal 2018.

Capital Resources. As of February 1, 2020, we had a cash balance of $26.7 million, of which 85% was domiciled within the United States.

As of February 1, 2020, we had a bank line of credit that provides a maximum borrowing capacity of $20 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on December 31, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates, investments and includes an anti-hoarding clause, which precludes borrowings that would cause our cash balance to exceed $5 million. The agreement limits the conditions under which we may declare dividends and repurchase shares. For example, we may not use the proceeds of the line of credit to repurchase shares of our common stock. The commitment fee is 0.25% per annum and borrowings bear interest at LIBOR plus 3.25%. Financial covenants included maintaining a minimum fixed charge coverage ratio and not exceeding a maximum funded debt to EBITDA ratio as of the end of the fourth quarter of fiscal 2019 (as defined in the credit agreement). In addition, our Company has a $1.0 million letter of credit against the line at the end of fiscal 2019.

As of  February 1, 2020: (i) our  Company was in compliance with all covenants; (ii) there were no borrowings under the line of credit; and (iii) there was $19.0 million available for borrowing under the line of credit. Due to the impacts of COVID-19  and the closure of our owned and operated stores, our financial performance in the first quarter of fiscal 2020 will be negatively impacted. As a result, it is likely that we will be unable to comply with certain covenants in our existing line of credit. With 120 locations with natural lease events before the end of fiscal 2020 and over 70% lease optionality within the next three years, our flexible lease portfolio provides us with a natural hedge during these unusual times and provides additional leverage in our discussion with our landlords. In addition, we are in discussions with our current lender and we are exploring other options to access alternative liquidity sources which may include other lenders, government assistance and monetization of existing Company assets.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America have shifted to shorter term leases to provide flexibility in aligning stores with market trends. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, that has caused us to recently enact widespread temporary store closures and our landlords to temporarily close certain of the malls in which our stores operate. There is significant uncertainty surrounding the ultimate duration of these closures and consumer willingness to visit shopping malls once they reopen. The impact of these temporary store and shopping mall closures on our current rent obligations remains uncertain and we may be limited in our ability to obtain rent abatements or landlord concessions of rent otherwise payable during this period of temporary store closures.

Our leases in the U.K. and Ireland typically have terms of ten years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are invoiced monthly and quarterly and paid in advance.

Capital spending in fiscal 2019 totaled $12.4 million, primarily to support new store openings, refresh of store formats or the repositioning of locations and IT infrastructure.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through February 1, 2020, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. As of February 1, 2020, we had $8.8 million of availability under the 2017 Share Repurchase Program. Because of our determination to manage our resources conservatively, we do not anticipate resuming share repurchases under the 2017 Share Repurchase Program in fiscal 2020.

We believe cash on hand will be sufficient to fund our working capital and other cash flow requirements for the near future. If additional capital is needed, we may monetize Company assets including the Company owned warehouse in Ohio, inventory, implement further employee furloughs, and forego capital expenditures and other discretionary expenses. In addition, based on historical promotional activities, such as our Pay Your Age Day events and National Teddy Bear Day, we could quickly and profitably convert inventory to cash in our stores when they reopen.

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

Long-Lived Assets

In accordance with ASC 360-10-35 we assess the potential impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Fair value is calculated as the present value of estimated future cash flows for each asset group. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, and could fall below book value due to the impact of the coronavirus outbreak or changes in the financial performance of the asset group, future growth rate and discount rate, resulting in future impairments in 2020.

For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group, inclusive of the right-of-use asset attributable to each store. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance quarterly, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable. Impairment charges related to this assessment are typically included in cost of merchandise sold – retail as a component of income (loss) before income taxes in the DTC segment. See Note 6 - Property and Equipment, Net to our consolidated financial statements for further discussion.

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

In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination fees, severance and other charges. Impairment losses in the future are dependent on a number of factors such as site selection, general economic trends, public health issues (such as the COVID-19 pandemic) and thus could be significantly different than historical results. The assumptions used in future calculations of fair value may change significantly which could result in further impairment charges in future periods.

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

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regards to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits, and contract liabilities related to the loyalty program are classified as deferred revenue and other.

See Note 3 - Revenue for additional information.

Leases

On February 3, 2019, the Company adopted ASC 842, Leases. Under ASC 842, at lease commencement, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of the unpaid fixed lease payments. Operating lease costs are recognized on a straight-line basis as lease expense over the lease term. The adoption of ASC 842 resulted in the recognition of right-of-use operating lease assets and operating lease liabilities of approximately $151.5 million and $176.2 million, respectively, as of February 3, 2019. The cumulative effect of adopting the standard resulted in an adjustment to retained earnings of $7.4 million upon adoption, which represents impairment charges to the right-of-use assets associated with stores whose fixed assets have been previously impaired or had indicators of impairment, and whose right-of-use-assets were determined to be above fair market value.

Fair value of the right-of-use asset was determined using a discounted cash flow analysis, considering market rent and market discount rates. The majority of our leases do not provide an implicit rate and therefore, the Company estimates the incremental borrowing discount rate based on information available at lease commencement. The discount rates used are indicative of a synthetic credit rating based on quantitative and qualitative analysis and adjusted one notch higher to estimate a secured credit rating. For non-U.S. locations, a risk-free rate yield based on the currency of the lease is used to estimate the incremental borrowing rate.

The Company is a party to a significant number of lease contracts and certain aspects of adopting ASC 842, including the estimates of the incremental borrowing rate and impairment of the right-of-use asset upon adoption, required significant management judgment. Refer to Note 4 - Leases to the consolidated financial statements for additional information regarding ASC 842.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of its assets and liabilities and the consolidated financial statement carrying amounts. Deferred tax assets generally represent future tax benefits to be received when tax credit or net operating loss carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We consider the Company’s ability to carry back its tax losses or credits for refunds, reversals of existing taxable temporary differences, the availability of tax planning strategies and projections of future taxable income. In light of the negative impacts of COVID-19, the Company will continue to evaluate the realizability of deferred tax assets, which may result in additional valuation allowances being recorded in certain jurisdictions in 2020. As we have incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, we evaluated the realizability of our U.K. deferred tax assets based on an analysis of all available positive and negative evidence.  The three-year cumulative loss is a significant piece of negative evidence. We are required to give objective historical evidence more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets and continued to record valuation allowances against its U.K. deferred tax assets in fiscal 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 1, 2020, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2020. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of February 1, 2020 is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2019 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Build-A-Bear Workshop, Inc. and Subsidiaries’ internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries  as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended February 1, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated April 16, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

April 16, 2020

ITEM 9B.	OTHER INFORMATION

To mitigate the financial and short-term cash impact of the novel coronavirus (COVID-19) pandemic, on April 14, 2020, the Compensation and Development Committee (the “Committee”) of the Board of Directors of the Company and each of Company’s named executive officers (the “Executive Officers”) agreed to amend the Executive Officers’ employment agreements to (i) reduce each Executive Officer’s annual base salary by 20% (the “Salary Reductions”) and (ii) defer bonus amounts owed to the Executive Officers for the fiscal year ended February 1, 2020 under the Company’s Fiscal 2019 Bonus Plan (the “Bonus Deferrals”). The Committee also approved an amendment to the Company’s Fiscal 2019 Bonus Plan providing for the Bonus Deferrals.

The Salary Reductions are effective from March 29, 2020 through and including the earliest of (A) December 31, 2020, (B) the date on which the Committee approves the ending of the Salary Reductions, and (C) the date on which the then-current non-Executive Officers of the Company who were employed by the Company as of March 15, 2020 and whose base salaries were reduced as a result of the COVID-19 pandemic have had their respective annual base salaries returned to at or above their respective annual base salary amounts as of March 15, 2020.

The Bonus Deferrals shall be paid by Company in a lump sum on December 31, 2020 or, if approved by the Committee, in one or more installments on or prior to December 31, 2020. In the event the employment of an Executive Officer terminates prior to payment of the Bonus Deferral due to death or disability, termination by Company without Cause, or pursuant to Employee’s right to terminate the Agreement for Good Reason, as each term is defined in such Executive Officer’s employment agreement, as amended, the Bonus Deferral for such Executive Officer will be paid at the time such bonus would have been paid pursuant to the amended employment agreement as if the Executive Officer’s employment continued until the payment date.

Other than provisions relating to the Salary Reductions and Bonus Deferrals, the remaining terms of each Executive Officer’s employment agreement remain unchanged.

On April 14, 2020, the Committee also awarded shares of time-based restricted stock to the Executive Officers as follow: Sharon John: 70,000; Jennifer Kretchmar: 41,431; and J. Christopher Hurt: 40,980.

The terms of the time-based restricted stock are as set forth in the Company’s Restricted Stock Agreement (the “Award Agreement”). Each Executive Officer’s restricted stock award vests in full on April 14, 2021 if such Executive Officer is still an employee of the Company on that date or if the Executive Officer’s employment has been terminated by the Company without Cause or the Executive has terminated his or her employment with the Company for Good Reason (as each term is defined in the Executive Officer’s employment agreement with the Company, as amended) prior to April 14, 2021. Vesting will be accelerated upon a change in control or, in certain circumstances, upon death or termination of employment with the Company due to disability, subject to the terms set forth in the Award Agreement. The time-based restricted stock carries voting and dividend rights from the date of grant.

At the recommendation of the Committee, the Board of Directors of the Company ratified and approved the above-mentioned employment agreement amendment and the award of time-based restricted stock to the President and Chief Executive Officer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” and “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on June 11, 2020, is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 56, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine World Wide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Eric Fencl, 57, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, he now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, he held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave LLP. Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 54, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 47, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear. Effective March 2016, she now holds the title of Chief Merchandising Officer. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand Management with the Stride Rite Children’s Group of Wolverine World Wide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands, including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 45, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine World Wide, Inc., a leading global footwear and apparel company, where since September 2013 he served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 he was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 he was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	923,254	$9.76	366,109
Total	923,254	$9.76	366,109

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended February 1, 2020,  and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flow for each of the two years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 16, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in the year ended February 1, 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

St. Louis, Missouri

April 16, 2020

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	February 1,	February 2,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$26,726	$17,894
Inventories, net	53,381	58,356
Receivables, net	11,526	10,588
Prepaid expenses and other current assets	7,117	12,960
Total current assets	98,750	99,798

Operating lease right-of-use asset	126,144	-
Property and equipment, net	65,855	66,368
Deferred tax assets	3,411	3,099
Other intangible assets, net	-	731
Other assets, net	3,102	2,050
Total Assets	$297,262	$172,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,680	$22,551
Accrued expenses	16,536	10,047
Operating lease liability short term	30,912	-
Gift cards and customer deposits	20,231	21,643
Deferred revenue and other	2,605	1,936
Total current liabilities	85,964	56,177

Operating lease liability long term	119,625	-
Deferred rent	-	18,440
Deferred franchise revenue	1,325	1,625
Other liabilities	1,717	1,490

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares
issued or outstanding at February 1, 2020 and February 2, 2019	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000;
Issued and outstanding: 15,205,981 and 14,953,142 shares, respectively	152	150
Additional paid-in capital	70,633	69,088
Accumulated other comprehensive loss	(12,079)	(12,018)
Retained earnings	29,925	37,094
Total stockholders' equity	88,631	94,314
Total Liabilities and Stockholders' Equity	$297,262	$172,046

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share and per share data)

	Fiscal year ended
	February 1,	February 2,
	2020	2019

Revenues:
Net retail sales	$323,491	$326,304
Commercial revenue	11,892	6,560
International franchising	3,160	3,721
Total revenues	338,543	336,585

Costs and expenses:
Cost of merchandise sold - retail	176,652	186,834
Store asset impairment	-	5,195
Cost of merchandise sold - commercial	5,432	3,317
Cost of merchandise sold - international franchising	2,836	2,485
Total cost of merchandise sold	184,920	197,831
Consolidated gross profit	153,623	138,754
Selling, general and administrative expense	152,047	157,176
Interest expense, net	15	85
Income (loss) before income taxes	1,561	(18,507)
Income tax expense (benefit)	1,300	(574)
Net income (loss)	$261	$(17,933)

Foreign currency translation adjustment	(60)	(1,218)
Comprehensive income (loss)	$201	$(19,151)

Income (loss) per common share:
Basic	$0.02	$(1.23)
Diluted	$0.02	$(1.23)

Shares used in computing common per share amounts:
Basic	14,711,334	14,591,270
Diluted	14,759,810	14,591,270

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, February 3, 2018	$150	$66,843	$(10,800)	$55,909	$112,102

Share repurchase and retirement	(2)	(1,058)	-	(868)	(1,928)
Stock-based compensation	-	3,439	-	-	3,439
Shares issued under employee stock plans	2	(136)	-	(14)	(148)
Other comprehensive loss	-	-	(1,218)	-	(1,218)
Net loss	-	-	-	(17,933)	(17,933)

Balance, February 2, 2019	$150	$69,088	$(12,018)	$37,094	$94,314

Stock-based compensation	-	1,793	-	-	1,793
Shares issued under employee stock plans	2	(248)	-	-	(246)
Adoption of new accounting standard	-	-	-	(7,431)	(7,431)
Other		-	(1)	1	-
Other comprehensive loss	-	-	(60)	-	(60)
Net income	-	-	-	261	261

Balance, February 1, 2020	$152	$70,633	$(12,079)	$29,925	$88,631

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year ended
	February 1,	February 2,
	2020	2019

Cash flows provided by operating activities:
Net income (loss)	$261	$(17,933)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	13,705	16,042
Stock-based compensation	2,877	3,439
Asset impairment	-	5,871
Deferred taxes	(318)	446
Provision for doubtful accounts	(83)	1,029
(Gain)/Loss on disposal of property and equipment	(7)	398
Change in assets and liabilities:
Inventories, net	5,053	(1,116)
Receivables, net	(805)	(3,452)
Prepaid expenses and other assets	5,839	98
Accounts payable and accrued expenses	(2,439)	817
Operating leases	(490)	224
Gift cards and customer deposits	(1,369)	2,415
Deferred revenue	(615)	1,308
Net cash provided by operating activities	21,609	9,586
Cash flows used in investing activities:
Purchases of property and equipment	(12,384)	(11,253)
Purchases of other assets and other intangible assets	-	-
Proceeds from property insurance	-	-
Net cash used in investing activities	(12,384)	(11,253)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(245)	(131)
Borrowings under line of credit	-	7,250
Repayments under line of credit	-	(7,250)
Purchases of Company’s common stock	-	(2,228)
Net cash used in financing activities	(245)	(2,359)
Effect of exchange rates on cash	(140)	421
Net increase (decrease) in cash, cash equivalents and restricted cash	8,840	(3,605)
Cash, cash equivalents and restricted cash, beginning of period	19,555	23,160
Cash, cash equivalents and restricted cash, end of period	$28,395	$19,555

Supplemental disclosure of cash flow information:
Total cash, cash equivalents and restricted cash	$28,395	$19,555
Less: Restricted cash from long-term deposits (1)	(1,669)	(1,661)
Total cash and cash equivalents	$26,726	$17,894

Net cash paid (received) during the period for income taxes	$(1,800)	$1,675

(1) See cash, cash equivalents and restricted cash in Note 2 - Summary of Significant Accounting Policies for further discussion.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”) is a specialty retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 372 corporately-managed locations operated primarily in leased mall locations in the United States (“U.S.”), Canada, China, Denmark, Ireland, Puerto Rico and the United Kingdom (“U.K.”) along with its e-commerce sites. With the exception of China, operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain amounts in prior fiscal periods have been reclassified to conform to current year presentation with no impact to the consolidated statement of operations and comprehensive income (loss) (e.g., store preopening is included within selling, general and administrative and store impairment is disclosed separately from cost of merchandise sold —retail).

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to January 31. The periods presented in these financial statements are fiscal 2019 (52 weeks ended February 1, 2020) and fiscal 2018 (52 weeks ended February 2, 2019). References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and short-term highly liquid investments with an original maturity of three months or less held in both domestic and foreign financial institutions. In addition, the Company has long-term deposits at multiple institutions to satisfy contractual terms with one landlord in China and the UK Customs Authority (unrelated to the matter discussed in Note 10 - Commitments and Contingencies). The Company presents these as long-term deposits within other non-current assets within the consolidated balance sheet. These deposits are considered restricted cash and disclosed within the supplemental disclosure within the condensed consolidated statement of cash flows. The change in the balance of these deposits from fiscal 2018 to fiscal 2019 is the result of the foreign currency remeasurement of the British Pound.

The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $3.2 million and $2.9 million as of February 1, 2020 and February 2, 2019, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $0.8 million and $0.9 million as of February 1, 2020 and February 2, 2019, respectively.

Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $6.3 million and $5.4 million as of February 1, 2020 and February 2, 2019, respectively.

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

Leases

In the first quarter of 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach. Results for 2019 are presented under ASC 842, while the prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standard in effect at that time.

The majority of the Company's leases relate to retail stores and corporate offices. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most retail store leases have an original term of five to ten-year base period and include renewal options to extend the lease term beyond the initial base period and are typically much shorter than the original lease term giving the Company lease optionality. The renewal options are not included in the measurement of the right of use assets and right of use liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. These incentives reduce the right-of-use asset related to the lease and are amortized through the right-of-use asset as reductions of expense over the lease term.

The Company's leases typically contain rent escalations over the lease term and the Company recognizes expense for these leases on a straight-line basis over the lease term. The Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as part of the lease right-of-use asset. Some of the Company's leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the store’s sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses.

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

Most of the Company’s leases do not provide a readily available implicit interest rate. Therefore, the Company estimates the incremental borrowing discount rate based on information available at lease commencement. The discount rates used are indicative of a synthetic credit rating based on quantitative and qualitative analysis and adjusted one notch higher to estimate a secured credit rating. For non-U.S. locations, a risk-free rate yield based on the currency of the lease is used to adjust the estimate of the incremental borrowing rate.

Other Intangible Assets

Other intangible assets consist primarily of initial costs related to trademarks and other intellectual property. Trademarks and other intellectual property represent third-party costs that are capitalized and amortized over their estimated lives ranging from one to three years using the straight-line method.

Other Assets

Other assets consist primarily of the non-current portion of prepaid income taxes and deferred costs related to franchise agreements. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement.

Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company performs an annual assessment of the store assets in the direct-to-consumer (“DTC”) segment, based on operating performance and forecasts of future performance. Total impairment charges were immaterial for fiscal 2019 and $5.9 million in fiscal 2018. These impairment charges were recorded within cost of merchandise sold and selling, general and administrative expenses (See Note 6 - Property and Equipment for further discussion regarding the impairment of long-lived assets). The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates and discount rates. If different assumptions were used in the analysis, it is possible that the amount of the impairment charge may have been significantly different than what was recorded. In addition, our impairment assumptions to be made during fiscal 2020 are likely to be negatively impacted by COVID-19, which may result in additional impairment charges.

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

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $12.2 million and $16.5 million for fiscal years 2019 and 2018, respectively.

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

Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, available tax planning strategies and forecasted operating earnings. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established. The negative impacts of COVID-19 may result in the establishment of additional valuation allowances in certain jurisdictions in fiscal 2020.

The Company assesses its total liability for uncertain tax positions on a quarterly basis. The Company recognizes estimated interest and penalties related to unrecognized tax benefits in income tax expense. See Note 8—Income Taxes for further discussion.

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

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of February 1, 2020, the current portions of the assets and related liabilities of less than $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $1.3 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets. As of February 2, 2019, the current portions of the assets and related liabilities of $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $1.0 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash and cash equivalents, receivables, short term investments, accounts payable and accrued expenses, approximates book value at February 1, 2020 and February 2, 2019.

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

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded a loss of $0.1 million and $1.0 million related to foreign currency in fiscal 2019 and 2018, respectively.

Subsequent Events

In March 2020, the World Health Organization announced that COVID-19 is a global pandemic. On March 17, 2020, the Company announced the temporary closure of all owned and operated stores in the United States, Canada, the United Kingdom, Denmark and Ireland as a result of the pandemic. In addition, on March 26, 2020, the Company announced the temporary closure of its warehouse and e-commerce fulfillment center in Ohio as it reviewed its process related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The Ohio warehouse was reopened on April 1, 2020 following the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as orders are fulfilled. While the e-commerce business in the United States and the United Kingdom continue to serve customers during this crisis, the Company has experienced a loss of sales and earnings as a result of the store closures. In addition, many of the Company's wholesale customers have also closed their retail stores affecting their inventory purchases. Although the store closures are expected to be temporary, the Company cannot estimate the duration of the store closures, the impact on our interactive retail experience once stores are reopened, or the full financial effect as a result of COVID-19.

The Company is taking steps to manage its resources conservatively by reducing and/or deferring capital expenditures, inventory purchases and operating expenses to mitigate the adverse impact of the pandemic. These steps include, but are not limited to, the furlough of over 90% of its workforce, effective March 29, 2020; pay reductions of 20% for those employees not placed on temporary leave, including the Company's executive officers and each of its named executive officers, effective March 29, 2020; the elimination of the first fiscal quarter 2020 annual cash retainers for all non-employee directors serving on the Company's Board of Directors; minimizing costs associated with closed retail facilities; reducing marketing expenses; reducing variable expenses during the store closure period; and investigating government relief options and applying if and when the Company believes it would be appropriate. In addition, the Company is working with its landlords to minimize costs associated with its closed retail facilities.

The Company has not borrowed on its credit facility as of April 13, 2020 and had approximately $23.8 million in operating cash. Due to the impacts of COVID-19  and the closure of our owned and operated stores, our financial performance in the first quarter of fiscal 2020 will be negatively impacted. As a result, it is likely that we will be unable to comply with certain covenants in our existing line of credit. The Company's liquidity may be negatively impacted if stores do not resume normal operations and the Company may be required to pursue additional sources of financing to meet its financial obligations. Obtaining such financing is not guaranteed and is largely dependent on market conditions and other factors. The Company believes that its current cash balance, along with the actions taken as outlined above, provides it with sufficient current liquidity. Future impact of COVID-19 may require further actions by the Company to improve its cash position, including but not limited to, monetizing Company assets including the Company owned warehouse in Ohio, inventory, implementing further employee furloughs, and foregoing capital expenditures and other discretionary expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act (the "Act") was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company is currently evaluating the implications of the Act.

Recent Accounting Pronouncements – Adopted in the current year

In February 2016, the FASB issued new guidance on leases (“Topic 842"), which replaced most existing lease accounting guidance in U.S. GAAP. The core principle of Topic 842 is that an entity recognizes the rights and obligations resulting from leases as assets and liabilities for all leases with terms greater than 12 months. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset (“ROU”) is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). Presentation of leases within the consolidated statements of operations, except for additional impairment of ROU assets, which could be material given the size of ROU assets, and consolidated statements of cash flows is generally consistent with the historical lease accounting guidance.

Effective February 3, 2019, the Company adopted the FASB guidance on leases (“Topic 842”). The Company adopted Topic 842 using the modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The Company has elected certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs as well as an accounting policy to account for lease and non-lease components as a single component. The Company also elected the optional transition method that gives companies the option to use the effective date as the date of initial application on transition, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has elected to make the accounting policy election for short-term leases. Consequently, short-term leases will be recorded as an expense on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient.

Upon adoption and transition, the Company recognized a cumulative-effect charge of $7.4 million net of tax to the opening balance of retained earnings which represents impairment charges to the right-of-use assets associated with stores whose fixed assets have been previously impaired or had indicators of impairment, and whose right-of-use-assets were determined to be above fair market value. The fair value of the right-of-use asset was determined using a discounted cash flow analysis, considering market rent and market discount rates.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of adoption on February 3, 2019.

		February 3,
	Classification on the Balance Sheet	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$151,513

Liabilities
Current - Operating	Operating lease liability short term	34,672
Noncurrent - Operating	Operating lease liability long term	141,519
Total lease liabilities		$176,191

Recent Accounting Pronouncements – Pending adoption

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. As the Company is currently filing as a Smaller Reporting Company, this ASU is not effective until the fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of frachise taxes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

(3)	Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with Topic 606. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 15 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents nearly 96% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

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

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Historically, most gift card redemptions have occurred within three years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regards to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits, and contract liabilities related to the loyalty program are classified as deferred revenue and other.

The Company’s commercial segment includes transactions with other businesses and are mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale sales of merchandise, supplies and fixtures. Revenue for wholesale sales is recognized when control of the merchandise or fixtures is transferred to the customer, which generally occurs upon delivery to the customer. The license agreements provide the customer with highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized as licensee sales occur over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue and other on the consolidated balance sheet.

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

(4)	Leases

The table below presents information related to the lease costs for operating leases for the full year ended February 1, 2020 (in thousands).

Year Ended
February 1, 2020

Operating lease costs	40,943
Variable lease costs	2,856
Short term lease costs	1,352
Total Operating Lease costs	$45,151

Other information

The table below presents supplemental cash flow information related to leases for the full year ended February 1, 2020 (in thousands).

Year Ended
February 1, 2020
Operating cash flows for operating leases	$43,687

As of February 1, 2020, the weighted-average remaining operating lease term was 5.9 years and the weighted-average discount rate was 5.8% for operating leases recognized on the consolidated balance sheet.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2019	38,976
2020	32,803
2021	29,356
2022	24,913
2023	20,916
Thereafter	31,020
Total minimum lease payments	177,984
Less: amount of lease payments representing interest	(27,447)
Present value of future minimum lease payments	150,537
Less: current obligations under leases	(30,912)
Long-term lease obligations	$119,625

As of February 1, 2020, the Company had additional executed leases that have not yet commenced for retail locations with operating lease liabilities of $2.5 million with leases that will commence in 2020 with lease terms ranging from three to five years. The Company had additional executed leases related to a non-retail location of $12.6 million with a lease term of ten years and eleven months.

As previously reported in the Company's Annual Report on Form 10-K for the year ended February 2, 2019, and in accordance with the guidance in ASC 840, total office and retail store base rent expense was $45.9 million and contingent rent expense was $1.5 million in fiscal 2018.

Also, as previously reported in the Company's Annual Report on Form 10-K for the year ended February 2, 2019, and in accordance with the guidance in ASC 840, future minimum lease payments as of February 2, 2019, were as follows (in thousands):

2019	$41,800
2020	35,192
2021	31,940
2022	29,265
2023	24,961
Thereafter	49,782
Total	$212,940

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	February 1,	February 2,
	2020	2019
Prepaid occupancy (1)	$1,097	$5,497
Prepaid income taxes	164	2,245
Prepaid insurance	628	336
Prepaid gift card fees	1,413	1,488
Other (2)	3,815	3,394
Total	$7,117	$12,960

(1) Prepaid occupancy consists of prepaid expense related to non-lease components for the balances as of February 1, 2020 and prepaid rent and expenses related to non-lease components as of February 2, 2019.

(2) Other consists primarily of prepaid expense related to IT maintenance contracts.

(6)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	February 1,	February 2,
	2020	2019
Land	$2,261	$2,261
Furniture and fixtures	42,611	43,127
Computer hardware	24,069	25,659
Building	14,970	14,970
Leasehold improvements	102,598	104,858
Computer software	48,109	46,506
Construction in progress	9,615	3,583
	244,233	240,964
Less accumulated depreciation	178,378	174,596
Total, net	$65,855	$66,368

For fiscal 2019 and 2018, depreciation expense was $13.5 million and $15.3 million, respectively.

During 2019, the Company reviewed the operating performance and forecasts of future operations for the stores in its DTC segment. As a result of that review, it was determined as of the financial statement date, that all stores would be able to recover the carrying value of certain store assets through expected undiscounted cash flows over the remaining life of the related assets, and therefore no store impairment charges were recorded. Store asset impairment charges of $5.2 million were recorded in fiscal 2018 within cost of merchandise sold and disclosed as a separate line in the statement of operations and comprehensive income (loss). The inputs used to determine the fair value of the assets are Level 3 fair value inputs.

In the event that management decides to close any or all of these stores in the future, the Company may be required to record additional impairment, lease termination fees, severance charges and other costs. In addition, the Company considers a more likely than not assessment that an individual location will close or be remodeled prior to the end of its original lease term as a triggering event to review the store asset group for recoverability.  As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store assets through expected undiscounted cash flows over the shortened remaining life of the related assets and immaterial asset impairment charges were made in both fiscal 2019 and fiscal 2018.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 1,	February 2,
	2020	2019
Accrued wages, bonuses and related expenses	$13,373	$5,453
Sales tax payable	1,489	1,286
Accrued rent and related expenses (1)	726	3,233
Current income taxes payable	948	75
Total	$16,536	$10,047

(1) Accrued rent and related expenses consist of accrued costs associated with non-lease components for the balance at February 1, 2020 and the current portion of deferred rent and accrued tenant allowance at February 2, 2019.

(8)	Income Taxes

The Company’s income (loss) before income taxes from domestic and foreign operations (which include the U.K., Canada, China, Denmark and Ireland), is as follows (in thousands):

	Fiscal year ended
	February 1,	February 2,
	2020	2019
Domestic	$4,862	$(4,175)
Foreign	(3,301)	(14,332)
Total income (loss) before income taxes	$1,561	$(18,507)

The components of the income tax expense (benefit) are as follows (in thousands):

	Fiscal year ended
	February 1,	February 2,
	2020	2019

Current:
U.S. Federal	$1,068	$(508)
U.S. State	498	(263)
Foreign	(45)	(448)
Deferred:
U.S. Federal	31	(836)
U.S. State	(311)	239
Foreign	59	1,242
Income tax expense (benefit)	$1,300	$(574)

The provision for income taxes was $1.3 million in fiscal 2019 compared to an income tax benefit of $0.6 million in fiscal 2018. The 2019 effective rate of 83.0% differed from the statutory rate of 21% primarily due to the valuation allowance recorded in certain foreign jurisdictions and the $0.2 million negative tax impact of equity awards. The 2018 effective rate of 3.1% differed from the statutory rate of 21% primarily due to the valuation allowance recorded in certain foreign jurisdictions.

As the Company has incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, management evaluated the realizability of the Company’s U.K. deferred tax assets, including an analysis of all available positive and negative evidence.  The three-year cumulative loss is a significant piece of negative evidence. ASC 740 requires objective historical evidence be given more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets, in addition to a valuation allowance of $0.5 million in certain other foreign jurisdictions. In fiscal 2019, the Company recorded an additional valuation allowance of $0.7 million on its deferred tax assets in certain foreign jurisdictions due to cumulative losses and uncertainty about future earnings forecast. We continue to assess the realizability of our deferred tax assets and may record additional valuation allowances during 2020 due to the negative impact of the COVID-19 pandemic.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	February 1,	February 2,
	2020	2019

Deferred tax assets:
Operating lease liability	$36,301	$3,740
Net operating loss carryforwards	3,049	4,371
Deferred revenue	2,693	2,661
Deferred compensation	1,893	1,729
Accrued compensation	1,340	88
Investment in affiliates	1,202	-
Receivable write-offs	664	477
Inventories	593	987
Intangible assets	588	1,201
Carryforward of tax credits	87	861
Other	853	1,056
Total gross deferred tax assets	49,263	17,171
Less: Valuation allowance	(6,774)	(5,079)
Total deferred tax assets, net of valuation allowance	42,489	12,092

Deferred tax liabilities:
Operating lease right-of-use assets	(31,062)	-
Depreciation	(3,667)	(3,650)
Deferred revenue	(2,726)	(4,088)
Deferred expense	(1,257)	(763)
Other	(366)	(492)
Total deferred tax liabilities	(39,078)	(8,993)
Net deferred tax assets	$3,411	$3,099

As of February 1, 2020, the Company had gross net operating loss (NOL) carryforwards of approximately $15.4 million, most of which relate to the U.K. where NOLs have no expiration date.

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

As of February 1, 2020, the Company had total unrecognized tax benefits of $0.2 million, of which approximately $0.2 million would favorably impact the Company’s provision for income taxes if recognized. As of February 2, 2019, the Company had total unrecognized tax benefits of $0.4 million, of which approximately $0.2 million would favorably impact the Company’s provision for income taxes if recognized. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included within other liabilities in the consolidated balance sheets were less than $0.1 million for both years ended as of February 1, 2020 and February 2, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the consolidated statement of operations. For the years ended February 1, 2020 and February 2, 2019, the Company recognized an expense of less than $0.1 million for interest and penalties for each year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 30, 2017 (1)	$659
Increases for prior year tax positions	288
Decreases for prior year tax positions	(333)
Settlements	(183)
Lapse of statute of limitations	(13)
Balance as of February 2, 2019	418
Increases for prior year tax positions	67
Decreases for prior year tax positions	(288)
Lapse of statute of limitations	(19)
Balance as of February 1, 2020	$178

(1) For the five-week transition period ending February 3, 2018, there was no activity.

Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.2 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations and the lapsing of the statute of limitations.

The following tax years remain open in the Company’s major taxing jurisdictions as of February 1, 2020:

United States (Federal)	2016 through 2019
United Kingdom	2017 through 2019

(9)	Line of Credit

As of February 1, 2020, the Company had a bank line of credit that provides borrowing capacity of $20.0 million. Borrowings under the credit agreement are secured by its assets and a pledge of 66% of the Company’s ownership interest in certain of its foreign subsidiaries. The credit agreement expires on December 31, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. The agreement limits the conditions under which the Company may declare dividends and repurchase shares. For example, we may not use the proceeds of the line of credit to repurchase shares. The commitment fee is 0.25% per annum and borrowings bear interest at LIBOR plus 3.25%. Financial covenants included maintaining a minimum fixed charge coverage ratio and not exceeding a maximum funded debt to EBITDA ratio as of the end of the fourth quarter of fiscal 2019 (as defined in the credit agreement). The line of credit agreement also includes an anti-hoarding clause, which precludes borrowings that would cause our cash balance to exceed $5 million. In addition, the Company has a $1.0 million letter of credit against the line at the end of fiscal 2019.

As of  February 1, 2020: (i) the Company was in compliance with all covenants and (ii) there were no borrowings under the line of credit.

The Company has not borrowed on its credit facility as of April 13, 2020 and had approximately $23.8 million in operating cash. Due to the impacts of COVID-19  and the closure of our owned and operated stores, our financial performance in the first quarter of fiscal 2020 will be negatively impacted. As a result, it is likely that we will be unable to comply with certain covenants in our existing line of credit. The Company's liquidity may be negatively impacted if stores do not resume normal operations and the Company may be required to pursue additional sources of financing to meet its financial obligations. Obtaining such financing is not guaranteed and is largely dependent on market conditions and other factors. The Company believes that its current cash balance, along with the actions taken as outlined above, provides it with sufficient current liquidity. Future impact of COVID-19 may require further actions by the Company to improve its cash position, including but not limited to, monetizing Company assets including the Company owned warehouse in Ohio, inventory, implementing further employee furloughs, and foregoing capital expenditures and other discretionary expenses.

(10)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its retail stores and corporate offices under agreements which expire at various dates through 2031. See Note 4 — Leases for information related to our lease commitments.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. On November 27, 2019, the trial court issued a ruling that duty was due on some, but not all, of the products at issue. Both the Company and the U.K. customs authority have appealed that ruling.  The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of February 1, 2020, the Company had a gross receivable balance of $4.4 million and a reserve of $3.4 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

(11)	Net Income (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Fiscal year ended
	February 1,	February 2,
	2020	2019
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$261	$(17,933)
Less: Earnings allocated to participating securities	-	-
Net income (loss)	$261	$(17,933)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,711,334	14,591,270
Dilutive effect of share-based awards:	48,476	-
Weighted average number of common shares outstanding - dilutive	14,759,810	14,591,270
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.02	$(1.23)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.02	$(1.23)

In calculating diluted earnings per share for fiscal 2019 and 2018, options to purchase 927,831 and 572,239, respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

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

In April 2019, our board of directors approved amendments to the 2017 Restricted Stock & Non-Qualified Stock Option Agreement and the 2018 Restricted Stock Agreement as a result of the unanticipated consolidated pre-tax loss in fiscal year 2018. For the 2017 awards, the agreement amended the calculation of the fiscal 2019 performance section to increase the pre-tax income achievement levels for the Performance-Based Restricted Stock Award. The modification of this award affected the six employees who received the award, none of whom had forfeited their award as of February 1, 2020. For the 2018 award, the agreement increased the pre-tax income achievement levels for the fiscal 2019 and provided that in the event the Company incurred a pre-tax loss in fiscal 2019, the fiscal 2020 pre-tax income achievement levels would likewise be increased. The modification of this award affected the one employee who received the award and who had not forfeited the award as of February 1, 2020. There was no incremental cost to the modification of either award.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, February 2, 2019	950,678	9.67
Granted	-	-
Exercised	(5,980)	4.90
Expired	(21,444)	7.19
Outstanding, February 1, 2020	923,254	$9.76	3.9	$-

Options Exercisable as of:
February 1, 2020	686,353	$10.15	4.1	$-

There were no options granted during fiscal 2019. The expense recorded related to options granted during fiscal 2018 was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options.

The assumptions used in the option pricing model during fiscal 2018 were:

2018

Dividend yield	0%
Historical volatility	50%
Risk-free rate	2%
Expected life	3.5
Weighted average grant date fair value	$3.31

The total grant date fair value of options exercised in fiscal 2019 and 2018 was less than $0.1 million and approximately $0.2 million, respectively. The total intrinsic value of options exercised in fiscal 2019 and 2018 was less than $0.1 million and approximately $0.2 million, respectively. The Company generally issues new shares to satisfy option exercises.

Future total shares available for option, non-vested stock and restricted stock grants were 366,109 and 529,098 at the end of 2019 and 2018, respectively.

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

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 2, 2019	379,778	$9.31	167,153	$8.73
Granted	319,831	5.64	95,811	5.61
Vested	(217,972)	9.76	-	-
Forfeited	(28,234)	6.04	-	-
Outstanding, February 1, 2020	453,403	$6.71	262,964	$7.59

In fiscal 2019, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated pre-tax income growth objectives for fiscal 2019, 2020, and 2021. The target number of shares awarded was 95,811 with a weighted average grant date fair value of $5.61 per share. This performance-based restricted stock award had a payout opportunity ranging from 25% to 200% of the target number of shares. Based on the Company’s pre-tax income results for fiscal 2019, the Company currently estimates the minimum number of shares that will be earned is approximately 12,460, assuming no forfeitures. The Company is currently unable to estimate the total number of these shares expected to be earned.

In fiscal 2018, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated pre-tax income growth objectives for fiscal 2018, 2019 and 2020. The target number of shares awarded was 62,500 with a weighted average grant date fair value of $8.60 per share. In addition, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated revenue growth objectives for fiscal 2018, 2019 and 2020. The target number of shares awarded was 20,756 with a weighted average grant date fair value of $8.60 per share. Both of these performance-based restricted stock awards had a payout opportunity ranging from 25% to 200% of the target number of shares. Based on the Company’s financial results for fiscal 2018 and 2019, the Company currently estimates the minimum number of shares that will be earned is approximately 16,260, assuming no forfeitures. The Company is currently unable to estimate the total number of these shares expected to be earned.

In fiscal 2017, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established pre-tax income growth objectives for fiscal 2017, 2018 and 2019. The target number of shares awarded was 83,897 with a weighted average grant date fair value of $8.85 per share. These shares of performance-based restricted stock had a payout opportunity ranging from 25% to 200% of the target number of shares. Based on the Company’s pre-tax income results for fiscal 2017, 2018 and 2019, the number of shares expected to be earned is 28,189, assuming no forfeitures, resulting in 55,708 shares being cancelled on the vesting date.

The vesting date fair value of shares that vested in fiscal 2019 and 2018 was $2.1 million and $2.2 million, respectively.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2018 and fiscal 2019:

Common
Stock

Shares as of February 3, 2018	14,983,694
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	207,406
Repurchase of shares	(237,958)
Shares as of February 2, 2019	14,953,142
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	252,839
Repurchase of shares	-
Shares as of February 1, 2020	15,205,981

(14)	Major Vendors

Four vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 79% and 78% of inventory purchases in 2019 and 2018, respectively.

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

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Fifty-two weeks ended February 1, 2020
Net sales to external customers	$323,491	$11,892	$3,160	$338,543
Income (loss) before income taxes	(3,276)	4,995	(158)	1,561
Capital expenditures	12,384	-	-	12,384
Depreciation and amortization	13,699	-	6	13,705
Fifty-two weeks ended February 2, 2019
Net sales to external customers	$326,304	$6,560	$3,721	$336,585
Income before income taxes	(20,801)	2,293	1	(18,507)
Capital expenditures	11,253	-	-	11,253
Depreciation and amortization	16,013	1	28	16,042

Total Assets as of:
February 1, 2020 (1)	$280,543	$8,931	$7,788	$297,262
February 2, 2019	159,269	7,283	5,494	172,046

(1)The increase in total assets when Comparing February 1, 2020 to February 2, 2019 is mainly the result of the adoption of Topic 842 on leases effective February 3, 2019.

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

	North
	America (1)	Europe (2)	Other (3)	Total

Fifty-two weeks ended February 1, 2020
Net sales to external customers	$286,968	$48,532	$3,043	$338,543
Property and equipment, net	60,386	5,459	10	65,855
Fifty-two weeks ended February 2, 2019
Net sales to external customers	283,347	51,231	2,007	$336,585
Property and equipment, net	60,490	5,860	18	66,368

For purposes of this table only:

(1)	North America includes the United States, Canada, Puerto Rico and franchise business in Mexico
(2)	Europe includes the U.K., Ireland, Denmark and franchise businesses in Europe
(3)	Other includes franchise businesses outside of North America and Europe and a corporately-managed location in China

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Other (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2019	$5,079	$517	$1,178	$6,774
2018	1,279	4,228	(428)	5,079

Receivables Allowance for Doubtful Accounts
2019	$5,400	$959	$(79)	$6,280
2018	3,260	1,029	1,111	5,400

(1) Other deferred tax asset valuation allowance represent reserves utilized, ASC842 adoption, and the impact of currency translation
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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2004)

3.2	Amended and Restated Bylaws, as amended through January 4, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on January 4, 2018)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1*	Build-A-Bear Workshop, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2006)

10.1.1*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 on our Registration Statement on Form S-8, filed on May 18, 2009)

10.1.2*	Third Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 12, 2014)

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

10.1.8*

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

10.1.10*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 17, 2017)

10.1.11*	Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 12, 2017)

10.1.12*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for Chiefs (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.13*

Form of Restricted Stock and Non-Qualified Stock Option Award Agreement under Registrant's 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.14*	Description of Build-A-Bear Workshop, Inc. Long-term Performance-Based Cash Incentive Program for Chiefs (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.15*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on April 19, 2019)

10.1.16*	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on April 19, 2019)

10.1.17*	Description of Build-A-Bear Workshop, Inc. Long-Term Performance-Based Cash Incentive Program for C-Level Employees (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on April 19, 2019)

10.2 *	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

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

10.9	Cooperation Agreement, dated as of as of July 26, 2019, by and between Build-A-Bear Workshop, Inc., David L. Kanen, Kanen Wealth Management, LLC and Philotimo Fund, LP (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on July 29, 2019)

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

10.10.15	Eighteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of December 14, 2018 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on December 19, 2018)

10.10.16	Nineteenth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of April 16, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on April 17, 2019)

10.10.17	Twentieth Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of September 11, 2019

10.10.18

Fourth Amended and Restated Loan Agreement between the Registrant, Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., as borrowers, and U.S. Bank National Association, as lender, dated as of August 11, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2008)

10.10.19

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

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 16, 2020	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended February 1, 2020 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	April 16, 2020
Craig Leavitt

/s/ Maxine Clark	Director	April 16, 2020
Maxine Clark

/s/ George Carrara	Director	April 16, 2020
George Carrara

/s/ Robert L. Dixon, Jr.	Director	April 16, 2020
Robert L. Dixon, Jr.

/s/ David Kanen	Director	April 16, 2020
David Kanen

/s/ Sarah Personette	Director	April 16, 2020
Sarah Personette

/s/ Sharon John	Director and President and Chief Executive Officer	April 16, 2020
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	April 16, 2020
Voin Todorovic	(Principal Financial and Accounting Officer)