Form 10-Q
period 2020-05-02
BUILD A BEAR WORKSHOP INC
filed 2020-06-11
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2020

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

As of June 8, 2020, there were 15,439,538 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	May 2,	February 1,	May 4,
	2020	2020	2019
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,851	$26,726	$20,238
Inventories, net	53,238	53,381	56,004
Receivables, net	7,099	11,526	8,836
Prepaid expenses and other current assets	5,896	7,117	8,541
Total current assets	88,084	98,750	93,619

Operating lease right-of-use asset	124,112	126,144	144,483
Property and equipment, net	61,626	65,855	65,357
Deferred tax assets	-	3,411	3,241
Other intangible assets, net	-	-	607
Other assets, net	3,005	3,102	2,224
Total Assets	$276,827	$297,262	$309,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,905	$15,680	$20,887
Accrued expenses	10,395	16,536	7,785
Operating lease liability short term	32,963	30,912	30,558
Gift cards and customer deposits	18,530	20,231	19,026
Deferred revenue and other	2,603	2,605	2,006
Total current liabilities	87,396	85,964	80,262

Operating lease liability long term	118,416	119,625	137,666
Deferred franchise revenue	915	1,325	1,580
Other liabilities	1,643	1,717	1,586

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at May 2, 2020, February 1, 2020 and May 4, 2019	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,439,538, 15,205,981 and 15,130,418 shares, respectively	155	152	149
Additional paid-in capital	71,491	70,633	69,550
Accumulated other comprehensive loss	(11,909)	(12,079)	(12,123)
Retained earnings	8,720	29,925	30,861
Total stockholders' equity	68,457	88,631	88,437
Total Liabilities and Stockholders' Equity	$276,827	$297,262	$309,531

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	May 2,	May 4,
	2020	2019
Revenues:
Net retail sales	$45,647	$81,048
Commercial revenue	333	2,754
International franchising	644	560
Total revenues	46,624	84,362

Costs and expenses:
Cost of merchandise sold - retail	33,352	44,420
Store asset impairment	4,819	-
Cost of merchandise sold - commercial	140	1,264
Cost of merchandise sold - international franchising	255	440
Total cost of merchandise sold	38,566	46,124
Consolidated gross profit	8,058	38,238
Selling, general and administrative expense	26,725	35,808
Interest (income) expense, net	(3)	20
(Loss) income before income taxes	(18,664)	2,410
Income tax expense	2,540	1,213
Net (loss) income	$(21,204)	$1,197

Foreign currency translation adjustment	170	(105)
Comprehensive (loss) income	$(21,034)	$1,092

(Loss) income per common share:
Basic	$(1.42)	$0.08
Diluted	$(1.42)	$0.08

Shares used in computing common per share amounts:
Basic	14,926,097	14,612,575
Diluted	14,926,097	14,738,240

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended
	May 2,	May 4,
	2020	2019

Cash flows (used in) from operating activities:
Net (loss) income	$(21,204)	$1,197
Adjustments to reconcile net less to net cash provided by operating activities:
Depreciation and amortization	3,457	3,512
Share-based and performance-based stock compensation	271	720
Impairment of right-of-use assets and fixed assets	4,819	-
Deferred taxes	3,388	(142)
Provision for doubtful accounts	589	5
Gain on disposal of property and equipment	(5)	(2)
Change in assets and liabilities:
Inventories, net	(376)	2,424
Receivables, net	3,732	1,762
Prepaid expenses and other assets	1,177	4,423
Accounts payable and accrued expenses	2,716	(1,910)
Operating leases	865	(2,988)
Gift cards and customer deposits	(1,635)	(2,621)
Deferred revenue	(300)	(1,239)
Net cash (used in) provided by operating activities	(2,506)	5,141
Cash flows used in investing activities:
Purchases of property and equipment	(2,849)	(2,440)
Net cash (used in) investing activities	(2,849)	(2,440)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(114)	(258)
Net cash (used in) financing activities	(114)	(258)
Effect of exchange rates on cash	551	(99)
Net (decrease) increase in cash and cash equivalents	(4,918)	2,344
Cash and cash equivalents, beginning of period	28,395	19,561
Cash and cash equivalents, end of period	$23,477	$21,905

Supplemental disclosure of cash flow information:
Total cash, cash equivalents and restricted cash	$23,477	$21,905
Less: Restricted cash from long-term deposits	$(1,626)	$(1,667)
Total cash and cash equivalents	$21,851	$20,238

Net cash received during the period for income taxes	$(8)	$(1,000)

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of February 1, 2020 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 1, 2020, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2020.

COVID-19 Pandemic

In March 2020, the World Health Organization announced that COVID-19 is a global pandemic. On March 17, 2020, the Company announced the temporary closure of all owned and operated stores in the United States, Canada, the United Kingdom, Denmark and Ireland as a result of the pandemic. In addition, on March 26, 2020, the Company announced the temporary closure of its warehouse and e-commerce fulfillment center in Ohio as it reviewed its process related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The Ohio warehouse was reopened on April 1, 2020 following the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as orders are fulfilled. While some stores in the United States and the e-commerce businesses in the United States and the United Kingdom continue to serve customers during this crisis, the Company has experienced a loss of sales and earnings as a result of the store closures. In addition, many of the Company's wholesale customers have also closed their retail stores affecting their inventory purchases. Although the store closures are expected to be temporary and the Company has begun to open stores where allowable by local law, the Company cannot estimate the duration of the store closures for the remainder of stores, the impact on our interactive retail experience once stores are reopened, or the full financial effect as a result of COVID-19.

In response to COVID-19, the Company has taken the following actions:

●	Reducing and deferring expenses
• Furlough of over 90% of its employees effective March 29, 2020;
• A 20% reduction in compensation for all employees not on temporary leave including each of its executive officers effective March 29, 2020;
• Elimination of the cash retainer for all non-employee directors serving on its Board of Directors for the fiscal 2020 first quarter;
• The delayed payment of 100% of the bonus earned by the company’s executive officers for fiscal 2019 performance and 80% of such bonuses earned by its other associates;
• The delayed payment of the Company’s contribution to its 401(k) plan; and
• Reduction in expenses and deferral of payments through extension of payment terms in many areas including its marketing programs. At quarter end, the Company had not paid April store rent and was in discussions with landlords regarding more favorable terms;
●	Reducing its planned capital expenditures to maintenance levels
●	Leveraging operating lease optionality with over 70% of its leases having a natural lease event over the next three years with approximately 120 locations having events before the end of fiscal 2020

Operational and Distribution Network Update due to COVID-19:

●	Starting on March 18, 2020, the Company temporarily closed its corporately-managed retail locations in North America and Europe. Since that time, the Company has modified several key operational processes including:
• Modifying its popular in-store experience to accommodate various governmental social distancing recommendations, crowd limitation requirements and recommendations and employee and guest safety considerations; and
• Adding a “Workshop Wednesday” program that offers digital entertainment and activities for families staying at home, generating nearly 100 million media impressions when it was announced in April. The Company expects Workshop Wednesdays to expand in the future to include in-store events;
●	The Company’s e-commerce site was fully operational throughout the quarter. Order processing times were extended as procedures were updated to enhance social distancing and sanitation practices at its distribution center. The Company has seen its digital demand continue to gain momentum with growth rates increasing to triple-digit levels following the store closures and has improved fulfillment times with expanded features including:
• Adding capabilities for select stores to supplement its e-commerce fulfillment with a “buy online, ship from store” omni-channel program; and
• Adding new queue technology and enabling a chat bot to better serve customers in-line for high-demand product launches;
●	The Company’s supply chain had minimal disruption in the quarter with the Company able to receive deliveries in a timely manner;
●	The Company’s franchisees ended the quarter with 80 locations across Africa, Asia, Australia, Mexico, the Middle East and South America. The majority of the locations were closed due to COVID-19 at quarter-end and have begun opening as permitted by law; and
●	The Company’s third-party retail partners such as Great Wolf Resorts and Carnival Cruise Lines were closed due to COVID-19 at quarter-end and remain temporarily closed.

The Company has not borrowed on its credit facility as of June 8, 2020. Due to the impacts of COVID-19 and the continued closure of a majority of our corporately managed stores, our financial performance in the second quarter of fiscal 2020 will be negatively impacted. The Company's liquidity may be negatively impacted if stores do not resume normal operations and the Company may be required to pursue additional sources of financing to meet its financial obligations. Obtaining such financing is not guaranteed and is largely dependent on market conditions and other factors. The Company believes that its current cash balance, along with the actions taken as outlined above, provide it with sufficient current liquidity. Future impact of COVID-19 may require further actions by the Company to improve its cash position, including but not limited to, monetizing Company assets including the Company owned warehouse in Ohio, inventory, implementing further employee furloughs, and foregoing capital expenditures and other discretionary expenses.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended February 1, 2020. An update and supplement to these policies is needed for the Company's accounting for government assistance, long-live asset impairment, and lease modifications as a result of activity during the first quarter of fiscal 2020.

Government Grants

The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID-19 related government programs for payroll paid to employees who were paid while not providing services to the Company prior to the end of the first quarter of fiscal 2020. These programs require the Company to apply to the government for reimbursement of wages based on the applicable laws and programs within each jurisdiction. Through review of and application to these programs, the Company believes it qualifies for such reimbursement, and it is probable that the expenses will be reimbursed. As a result, the Company recorded a reduction to expenses of approximately $1.5 million related to these wages within the Selling, general and administrative line within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ending May 2, 2020. In addition, a portion of these amounts was received subsequent to the end of the quarter.

Long-live Assets, including right-of-use operating lease assets

Whenever facts and circumstances indicate that the carrying value of long-lived assets and right-of-use operating lease assets may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company typically performs an annual assessment of the store assets in the direct-to-consumer (“DTC”) segment, based on operating performance and forecasts of future performance. As a result of the COVID-19 pandemic, we experienced lower than projected revenues and identified indicators of impairment for our store fleet. We performed undiscounted cash flow analyses over the long-lived assets and right-of-use assets and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted cash flows. We estimated fair values of these long-lived assets based on our discounted cash flows or market rent assessments. Our analysis indicated that the carrying values of certain of our long-lived assets exceeded their respective fair values. As a result, we recognized an impairment charge of $4.8 million for the thirteen weeks ended May 2, 2020. with approximately $2.4 million for right-of-use operating lease assets and $2.4 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, and machinery and equipment. The charge is recorded in Store asset impairment within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). These impairment charges were primarily driven by lower than projected revenues and the effect of store closures as a result of the COVID-19 pandemic. The majority of the impairment was recorded for assets associated with stores in North America. For the thirteen weeks ended May 4, 2019, the Company recorded impairment charges of $5.9 million on right-of-use assets into retained earnings as a result of the adoption of ASC 842 Leases.

The determination of estimated market rent used in the fair value estimate of the Company’s operating lease assets included within the respective store asset group requires significant management judgment. Changes in these estimates could have a significant impact on whether long-lived store assets should be further evaluated for impairment and could have a significant impact on the resulting impairment charge. The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: the Company’s expectations for future operations and projected cash flows, including revenues, operating expenses, and market conditions.

Lease modifications

In April 2020, the FASB issued guidance indicating that entities may elect not to evaluate whether a concession provided by lessors is a lease modification.  Under existing lease guidance, an entity would have to determine if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if the concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The FASB guidance provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. During the first quarter of 2020, the Company did not modify any leases as a result of the COVID-19 pandemic and as a result, the Company has not yet made a policy election with respect to lease modifications. Refer to Note 3 to the consolidated financial statements for further discussion regarding the Company's leases.

2. Revenue

Nearly all the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 98% of consolidated revenue for the first quarter fiscal 2020. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

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

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreement are ongoing and include operations and product development support and training, generally concentrated around new store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years, or if the agreement is terminated prior to the end of the term. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue on the consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee which generally occurs upon delivery to the customer.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended May 2, 2020 and May 4, 2019 (in thousands).

	Thirteen weeks ended
	May 2, 2020	May 4, 2019

Operating lease costs	9,656	10,416
Variable lease costs	274	621
Short term lease costs	88	387
Total Operating Lease costs	$10,018	$11,424

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended May 2, 2020 and May 4, 2019 (in thousands).

	Thirteen weeks ended
	May 2, 2020	May 4, 2019
Operating cash flows for operating leases	7,455	11,199

As of May 2, 2020 and May 4, 2019, the weighted-average remaining operating lease term was 5.6 years and 6.4 years, respectively, and the weighted-average discount rate was 6.1% and 5.9%, respectively, for operating leases recognized on our Condensed Consolidated Balance Sheets.

As discussed above, the Company incurred impairment charges during the thirteen week period ending May 2, 2020, of $2.4 million against right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2020	31,859
2021	34,065
2022	29,829
2023	25,424
2024	21,480
Thereafter	35,759
Total minimum lease payments	178,416
Less: amount of lease payments representing interest	(27,037)
Present value of future minimum lease payments	151,379
Less: current obligations under leases	(32,963)
Long-term lease obligations	$118,416

As of May 2, 2020, the Company has additional executed leases that have not yet commenced with operating lease liabilities of $1.4 million. These leases will commence in 2020 with lease terms ranging from two to five years.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	May 2,	February 1,	May 4,
	2020	2020	2019
Prepaid occupancy (1)	$463	$1,097	$2,860
Prepaid income taxes	239	164	515
Prepaid insurance	282	628	130
Prepaid gift card fees	1,266	1,413	1,251
Other (2)	3,646	3,815	3,785
Total	$5,896	$7,117	$8,541

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.
(2)	Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	May 2,	February 1,	May 4,
	2020	2020	2019
Accrued wages, bonuses and related expenses	$9,145	$13,373	$4,897
Sales and value added taxes payable	1,084	1,489	1,487
Accrued rent and related expenses (1)	69	726	845
Current income taxes payable	97	948	556
Total	$10,395	$16,536	$7,785

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

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

For the thirteen weeks ended May 2, 2020 and May 4, 2019, Selling, general and administrative expense included $0.3 million and $0.7 million, respectively, of stock-based compensation expense. As of May 2, 2020, there was $2.4 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.2 years.

The following table is a summary of the balances and activity for stock options for the thirteen weeks ended May 2, 2020:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, February 1, 2020	923,254	$9.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled or expired	(68,616)	6.59
Outstanding, May 2, 2020	854,638	$10.02

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirteen weeks ended May 2, 2020:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2020	453,403	$6.71	262,964	$7.59
Granted	246,666	2.04	-	-
Vested	(186,628)	7.52	(56,380)	8.85
Forfeited	-	-	-	-
Canceled or expired	-	-	(27,517)	8.85
Outstanding, May 2, 2020	513,441	$4.17	179,067	$7.00

The total fair value of shares vested during the thirteen weeks ended May 2, 2020 and May 4, 2019 was $1.9 million and $1.6 million, respectively.

The outstanding performance shares as of May 2, 2020 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2018 - 2020 consolidated total revenue growth objectives	20,756
2018 - 2020 consolidated pre-tax income growth objectives	62,500
2019 - 2021 consolidated pre-tax income growth objectives	95,811
Performance shares outstanding, May 2, 2020	179,067

7. Income Taxes

The effective tax rate was (13.6%) for the thirteen weeks ended May 2, 2020 compared to 50.5% for the thirteen weeks ended May 4, 2019. In the first quarter of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions offset by $0.8 million of benefit as a result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. In addition, no tax benefit was recorded on the current period pretax loss as a full valuation allowance has now been recorded globally.  In the first quarter of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss companies and the $0.2 million tax impact of equity awards vesting.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended May 2, 2020 and May 4, 2019 (in thousands):

	For the thirteen weeks ended May 2, 2020					For the thirteen weeks ended May 4, 2019

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$152	$70,633	$(12,079)	$29,925	$88,631	$150	$69,088	$(12,018)	$37,094	$94,314
Adoption of new accounting standard									$(7,430)	(7,430)
Subtotal	$152	$70,633	$(12,079)	$29,925	$88,631	$150	$69,088	$(12,018)	$29,664	$86,884
Issuance of restricted/performance stock	$4	$496			500
Stock-based compensation		476			476		720			720
Shares withheld in lieu of tax withholdings	(1)	(114)			(115)	(1)	(258)			(259)
Other				(1)	(1)					-
Other comprehensive income (loss)			170		170			(105)		(105)
Net income (loss)				(21,204)	(21,204)				1,197	1,197
Balance, ending	$155	$71,491	$(11,909)	$8,720	$68,457	$149	$69,550	$(12,123)	$30,861	$88,437

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million. From the date of such authorization through May 2, 2020, the Company has repurchased approximately 1.3 million shares at an average price of $8.75 per share for an aggregate amount of approximately $11.2 million, leaving approximately $8.8 million authorized under the program as of that date. We do not plan to utilize cash to resume share repurchases in fiscal 2020. In addition, our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described below.

9. Income per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data), in periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company:

	Thirteen weeks ended
	May 2,	May 4,
	2020	2019
NUMERATOR:
Net (loss) income before allocation of earnings to participating securities	$(21,204)	$1,197
Less: Earnings allocated to participating securities	-	-
Net (loss) income	$(21,204)	$1,197

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,926,097	14,612,575
Dilutive effect of share-based awards:	-	125,665
Weighted average number of common shares outstanding - dilutive	14,926,097	14,738,240

Basic (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(1.42)	$0.08
Diluted (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(1.42)	$0.08

In calculating the diluted income per share for the thirteen weeks ended May 2, 2020 and May 4, 2019 options to purchase 892,339 and 938,622 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss results from foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at May 2, 2020 and May 4, 2019 was comprised entirely of foreign currency translation. For the thirteen weeks ended May 2, 2020 and May 4, 2019, there were no reclassifications out of accumulated other comprehensive income (loss).

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, China, Denmark, Ireland and the United Kingdom (“U.K.”), including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended May 2, 2020
Net sales to external customers	$ 45,647	$ 333	$ 644	$ 46,624
Loss before income taxes	(18,376)	(39)	(249)	(18,664)
Capital expenditures	2,849	-	-	2,849
Depreciation and amortization	3,450	7	-	3,457
Thirteen weeks ended May 4, 2019
Net sales to external customers	$ 81,048	$ 2,754	$ 560	$ 84,362
Income before income taxes	1,094	1,215	101	2,410
Capital expenditures	2,440	-	-	2,440
Depreciation and amortization	3,510	-	2	3,512

Total Assets as of:
May 2, 2020	262,693	6,563	7,571	$ 276,827
May 4, 2019	295,558	8,004	5,969	309,531

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended May 2, 2020
Net sales to external customers	$39,651	$6,665	$308	$46,624
Property and equipment, net	56,915	4,704	7	61,626
Thirteen weeks ended May 4, 2019
Net sales to external customers	$72,941	$10,887	$534	$84,362
Property and equipment, net	59,502	5,839	16	65,357

For purposes of this table only:
(1) North America includes corporately managed locations in the United States, Canada, Puerto Rico.
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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U. K. customs authority contested the Company's appeal. On November 27, 2019, the trial court issued a ruling that duty was due on some, but not all, of the products at issue. Both the Company and the U.K. customs authority have appealed that ruling, which was accepted by tribunal judge on June 1, 2020. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of May 2, 2020, the Company had a gross receivable balance of $4.2 million and a reserve of $3.4 million, leaving a net receivable of $0.8 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

13. Subsequent Events

On May 28, 2020, we entered into the twenty-first amendment to our credit agreement, which, among other revisions, reduced the total facility to $10.0 million with U.S. Bank National Association, as lender. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on September 30, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. The agreement limits the conditions under which the Company may declare dividends and repurchase shares. For example, we may not use the proceeds of the line of credit to repurchase shares. The commitment fee is 0.25% per annum and borrowings bear interest at LIBOR plus 3.25%. The amendment eliminated the minimum EBITDA, funded debt ratio, and fixed charge coverage ratio covenants as of the end of each reporting period, but imposed other restrictions, including a requirement to maintain a minimum consolidated North American cash balance of $3 million at all times and, at the time of borrowing, have no more than $5 million of consolidated North American cash and meet a fixed charge coverage ratio as of the most recent quarter-end on a trailing 12-month basis of less than 1.25 to 1.00. In addition, the Company had a $1.0 million letter of credit against the line of credit at the end of the first quarter of fiscal 2020. As of the end of the first quarter of fiscal 2020 under the credit agreement as amended on May 28, 2020, we were in compliance with the restrictions stated in the agreement and there were no borrowings under the line of credit. Although there was $9.0 million available for borrowing under the line of credit as of the end of the first quarter, because of the amendments described above, we do not expect to access the credit agreement prior to its expiration on September 30, 2020 because we expect to have cash of more than $5 million and given our trailing twelve month financial results, we do not expect to meet the required fixed charge coverage ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as filed with the SEC, and include the following:

●	our business, operations and financial results have been and will continue to be negatively affected by the COVID-19 pandemic, which presents uncertainty relating to its anticipated duration and scope and whether there will a second wave or periods of increases in the number of COVID-19 cases in areas in which we operate, as well the restrictions imposed by federal, state, and local governments in response to the pandemic;
●

any sustained decline in general global economic conditions, caused by the COVID-19 pandemic or otherwise, could lead to disproportionately reduced consumer demand for our products, which represent relatively discretionary spending, and have an adverse effect on our liquidity and profitability;

●

we depend upon the shopping malls and tourist locations in which we are located to attract guests to our stores and a decline in consumer traffic, or if such consumer traffic does not return to levels that we saw prior to the COVID-19 pandemic, could adversely affect our financial performance and profitability;

●	in connection with the reopening of our stores, we have modified our interactive shopping experience in order to comply with social distancing and sanitation practices. These modifications could have a negative impact on the appeal of our interactive shopping experience and reduce guest traffic to our stores. In addition, we are continuing to assess the impacts that such measures have on individual store performance due to the decreased volume of guests that may be able to enjoy our interactive shopping experience, and such reduced guest volume could adversely impact our ability to operate our stores profitably;
●	we may experience store closures shopping malls and tourist locations and other impacts to our business resulting from civil disturbances;
●	we believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand, which in turn drives the success of our ecommerce platform; if we are not able to offer the same experience in the short and medium-term, it may adversely affect the value of our brand;
●	birthdays and other special occasions have historically been a key driver for store traffic, and our guests’ willingness to hold such events at our stores may adversely affect store performance and our overall profitability;
●

if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to adjust that experience consistent with our guests' expectations as the general retail economy emerges from the restrictiosn imposed by the COVID-19 pandemic, and to otherwise identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;

●	we may be unable to leverage the flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as our leases come up for renewal, and there may be other costs and risks relating to a brick and mortar retail store model such as a lack of available retail store sites on terms acceptable to us as a result;
●

consumer interests change rapidly and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for key products and services;

●

we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws such as the GDPR, the CCPA or the California Privacy Rights Act (if adopted), or expectations, we could be subject to liability as well as damage to our reputation;

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

●	we may be unsuccessful in engaging in various strategic transactions, which may negatively affect our financial condition and profitability;
●	the duration of our plan to not utilize cash to resume share repurchases while we continue to take measure to preserve our cash position;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	the market price of our common stock is subject to volatility, which could in turn attract the interest of activist shareholders; and
●

our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of May 2, 2020, we corporately managed 369 stores globally and had 80 internationally franchised stores under the Build-A-Bear Workshop brand. In addition to our stores, we sell products on our company-owned e-commerce sites and franchisee sites and through third parties under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, Puerto Rico, the U.K., Ireland, Denmark and China and two e-commerce sites;
•

Commercial – Transactions with other businesses, mainly comprised of wholesale product sales to third-party retailers and licensing our intellectual property, including entertainment properties, for third-party use; and

•	International franchising – Royalties as well as product and fixture sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen weeks ended May 2, 2020 and May 4, 2019 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

COVID-19 Update

In response to COVID-19, the Company has taken the following actions:

●	Reducing and deferring expenses
• Furlough of over 90% of its employees effective March 29, 2020;
• A 20% reduction in compensation for all employees not on temporary leave including each of its executive officers effective March 29, 2020;
• Elimination of the cash retainer for all non-employee directors serving on its Board of Directors for the fiscal 2020 first quarter;
• The delayed payment of 100% of the bonus earned by the company’s executive officers for fiscal 2019 performance and 80% of such bonuses earned by its other associates;
• The delayed payment of the Company’s contribution to its 401(k) plan; and
• Reduction in expenses and deferral of payments through extension of payment terms in many areas including its marketing programs. At quarter end, the Company had not paid April store rent and was in discussions with landlords regarding more favorable terms;
●	Reducing its planned capital expenditures to maintenance levels
●	Leveraging operating lease optionality with over 70% of its leases having a natural lease event over the next three years with approximately 120 locations having events before the end of fiscal 2020

Operational and Distribution Network Update due to COVID-19:

●	Starting on March 18, 2020, the Company temporarily closed its corporately-managed retail locations in North America and Europe. Since that time, the Company has modified several key operational processes including:
• Modifying its popular in-store experience to accommodate various governmental social distancing recommendations, crowd limitation requirements and recommendations and employee and guest safety considerations; and
• Adding a “Workshop Wednesday” program that offers digital entertainment and activities for families staying at home, generating nearly 100 million media impressions when it was announced in April. The Company expects Workshop Wednesdays to expand in the future to include in-store events;
●	The Company’s e-commerce site was fully operational throughout the quarter. Order processing times were extended as procedures were updated to enhance social distancing and sanitation practices at its distribution center. The Company has seen its digital demand continue to gain momentum with growth rates increasing to triple-digit levels following the store closures and has improved fulfillment times with expanded features including:
• Adding capabilities for select stores to supplement its e-commerce fulfillment with a “buy online, ship from store” omni-channel program; and
• Adding new queue technology and enabling a chat bot to better serve customers in-line for high-demand product launches;
●	The Company’s supply chain had minimal disruption in the quarter with the Company able to receive deliveries in a timely manner;
●	The Company’s franchisees ended the quarter with 80 locations across Africa, Asia, Australia, Mexico, the Middle East and South America. The majority of the locations were closed due to COVID-19 at quarter-end and have begun opening as permitted by law; and
●	The Company’s third-party retail partners such as Great Wolf Resorts and Carnival Cruise Lines were closed due to COVID-19 at quarter-end and remain temporarily closed.

As disclosed in the “Liquidity and Capital Resources” section herein, as of May 2, 2020, we had total cash and cash equivalents of $21.9 million and no borrowings under our credit agreement. We believe that the above measures we have taken to increase and maintain our liquidity have provided us with sufficient cash flows to operate our business for at least the next 12 months.

In addition, because of our prior real estate strategy to shift our leases in North America to shorter term leases to provide flexibility in aligning stores with market trends, over 70% of our store leases having a natural lease event, such as lease renewals or terminations, over the next three years, with approximately 120 locations having such an event before the end of fiscal 2020. We plan to leverage the natural lease events to secure more favorable terms from our landlords.

Beginning in late May 2020, we began reopening selected store locations in the United States where permitted by federal, state and local directives. Separately, in the United Kingdom, the government has announced June 15, 2020 as the date for retailers to begin to reopen and we are planning accordingly. As of June 5, 2020, approximately 35 of our stores were open to the public, or approximately 11% of our total corporately managed store locations in the North America, and we expect to continue to reopen our temporarily closed stores through the remainder of the second quarter and into the third quarter, and expect that a majority of our store locations will be open by the end of the second quarter. Concurrent with the reopening of our stores, we have begun to bring employees back from furlough, and have implemented safety and cleaning protocols in the stores, as well as requiring the wearing of bear-themed masks by our store associates and implementing social distancing measures in our stores and guiding our guests in those measures in a fun, friendly and kid-centric way. Thus far the modifications have been well-received based on the positive feedback from both our associates and guests. We have seen varying levels of business recovery compared to the prior year at the stores that have reopened with tourist locations generally faring better than traditional mall sites.

The ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, including the duration and severity of the COVID-19 outbreak, actions taken to contain its spread as well as its impact to consumer discretionary spending and the pace of economic recovery when the pandemic subsides. Therefore, we currently are not able to estimate the full impact of COVID-19 on our financial condition and future results of operations. In the near term, we expect that this situation will have an adverse effect on our reported results for second fiscal quarter of 2020 and possibly beyond, as we continue to reopen our stores. We will continue to actively monitor the effects that COVID-19 has on our business. A prolonged period of store closures, changes in customer behaviors and reductions of consumer discretionary spending would require us to continue to evaluate our business assumptions and estimates. Such conditions would likely result in lower future net sales and cash flow, which could lead to impairment of our store and other assets, as well as increase the risks associated with excess inventory.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirteen weeks ended
	May 2, 2020				May 4, 2019
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	316	55	1	372	311	59	1	371
Opened	1	-	-	1	-	-	-	-
Closed	(4)	0	-	(4)	(4)	(1)	-	(5)
End of period	313	55	1	369	307	58	1	366

As of May 2, 2020, 42% of our store base was in an updated Discovery design. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. Future may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of May 2, 2020, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 10 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen weeks ended
	May 2, 2020	May 4, 2019
Beginning of period	92	97
Opened	-	7
Closed	(12)	(14)
End of period	80	90

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended
	May 2,	May 4,
	2020	2019
Revenues:
Net retail sales	97.9%	96.1%
Commercial revenue	0.7	3.3
International franchising	1.4	0.7
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	73.1	54.8
Store asset impairment	10.6	0.0
Cost of merchandise sold - commercial (1)	42.0	45.9
Cost of merchandise sold - international franchising (1)	39.6	78.6
Total cost of merchandise sold	82.7	54.7
Consolidated gross profit	17.3	45.4
Selling, general and administrative	57.3	42.4
Interest (income) expense, net	(0.0)	0.0
(Loss) income before income taxes	(40.0)	2.9
Income tax expense	5.4	1.4
Net (loss) income	(45.5)	1.4

Retail Gross Margin (2)	26.9%	45.2%

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

Thirteen weeks ended May 2, 2020 compared to thirteen weeks ended May 4, 2019

Total revenues. Consolidated revenues decrease 44.7%, including a 45.6% decrease in North America, a 38.8% decrease in Europe, and a double digit increase in consolidated e-commerce sales.

Net retail sales for the thirteen weeks ended May 2, 2020 were $45.6 million, compared to $81.0 million for the thirteen weeks ended May 4, 2019, a decrease of $35.4 million, or 43.7%. The components of this decrease are as follows (dollars in millions):

Thirteen weeks ended
May 2, 2020
Impact from:
Existing store and e-commerce sales	$(32,513)
New stores	707
Store closures	(2,312)
Gift card breakage	(652)
Foreign currency translation	(523)
Deferred revenue estimates	(108)
Total Change	$(35,401)

The retail revenue decrease was the result of the closure of all of our corporately managed stores beginning on March 18, 2020.

Commercial revenue was $0.3 million for the thirteen weeks ended May 2, 2020 compared to $2.8 million for the thirteen weeks ended May 4, 2019. The $2.5 million decrease is the result of decreased sales volume of new inventory from our commercial customers as a result of COVID-19, which we believe is  principally because of closure of third-party reatil locations serviced by our commercial customers.

International franchising revenue was $0.6 million for the thirteen weeks ended May 2, 2020 compared to $0.6 million for the thirteen weeks ended May 4, 2019.

Retail gross margin. Retail gross margin dollars decreased $24.3 million to $12.3 million compared to the thirteen weeks ended May 4, 2019. The retail gross margin rate decreased 18.3% basis points primarily driven by fixed occupancy costs recorded through the end of the first quarter despite store closures beginning on March 18, 2020.

Impairment of long-live assets, including right-of-use assets. As a result of the COVID-19 pandemic, we experienced lower than projected revenues and identified indicators of impairment for our store fleet. We performed undiscounted cash flow analyses over the long-lived assets and right-of-use assets and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted cash flows. We estimated fair values of these long-lived assets based on our discounted cash flows or market rent assessments. Our analysis indicated that the carrying values of our long-lived assets exceeded their respective fair values. As a result, we recognized an impairment charge of $4.8 million for the thirteen weeks ended May 2, 2020, with approximately $2.4 million for right-of-use operating lease assets and $2.4 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, and machinery and equipment. These impairment charges were primarily driven by lower than projected revenues and the effect of store closures as a result of the COVID-19 pandemic. The majority of the impairment was recorded for assets associated with stores in North America. For the thirteen weeks ended May 4, 2019, the Company did not record any impairment charges.

Selling, general and administrative. Selling, general and administrative expenses were $26.7 million for the thirteen weeks ended May 2, 2020, a decrease of $9.1 million compared to the thirteen weeks ended May 4, 2019. The decline was primarily due to lower labor costs resulting from store closures and employee furloughs due to the COVID-19 pandemic.

Interest expense (income), net. Interest expense was $3,000 for the thirteen weeks ended May 2, 2020 compared to interest income of $20,000 for the thirteen weeks ended May 4, 2019.

Provision for income taxes. Income tax expense was $2.5 million with a tax rate of (13.6%) for the thirteen weeks ended May 2, 2020 as compared to income tax expense of $1.2 million with a tax rate of 50.5% for the thirteen weeks ended May 4, 2019. In the first quarter of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions offset by $0.8 million of benefit as a result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. In addition, no tax benefit was recorded on the current period pretax loss as a full valuation allowance has now been recorded globally.  In the first quarter of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss companies and the $0.2 million tax impact of equity awards vesting.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions (including as a result of the COVID-19 pandemic and tariffs) and consumer spending patterns; (2) increases or decreases in our existing store and e-commerce sales; (3) fluctuations in the profitability of our stores; (4) the timing and frequency of the sales of licensed products tied to major theatrical releases, our marketing initiatives, including national media and other public relations events; (5) changes in foreign currency exchange rates; (6) the timing of our store openings and closings and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; (11) disruptions in store operations due to civil unrest; and (12) weather conditions.

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

Liquidity and Capital Resources

As of May 2, 2020, we had a consolidated cash balance of $21.9 million, compared to $26.7 million as of February 1, 2020, and approximately 84% of this balance was domiciled within the United States. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. We have a revolving line of credit under an agreement with U.S. Bank National Association, as lender, which we have generally utilized for short-term working capital needs based primarily on the seasonal nature of our operating cash flows. Historically, our peak borrowing level has occurred in the third quarter as we increase inventory in advance of the holiday selling season.

In response to the COVID-19 pandemic, we have taken actions to preserve and fortify our liquidity, including reducing and deferring various operating and other expenses, temporarily furloughing employees or reducing employee salaries, deferring store rental payments and engaging in discussions with our landlords and reducing planned capital expenditures, all as discussed in detail in the “—Overview—COVID-19 Update” above. In addition, we do not plan to utilize our cash to repurchase shares in fiscal 2020 in order to preserve our cash position. In addition, our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described above.

We believe that the above measures taken to increase and maintain our liquidity, together with cash generated from operations will be sufficient to fund our working capital and other cash flow requirements for at least the next 12 months. Because of the amendments described below, we do not expect to access the credit agreement prior to its expiration on September 30, 2020 because we expect to have cash of more than $5 million and given our trailing twelve month financial results, we do not expect to meet the required fixed charge coverage ratio. We continue to explore other options to access alternative liquidity sources which may include other lenders, various government assistance programs and monetization of existing Company assets, including the Company-owned warehouse in Ohio and inventory, and will continue to consider other actions to improve our cash position, including but not limited to implementing further Selling, general and administrative expense reductions, foregoing or delaying capital expenditures, and working with landlords to negotiate lease structure and payment terms.

A summary of our operating, investing and financing activities are shown in the following table (dollars in thousands):

	Thirteen weeks ended
	May 2,	May 4,
	2020	2019
Net cash (used in) provided by operating activities	$(2,506)	$5,141
Net cash (used in) investing activities	(2,849)	(2,440)
Net cash (used in) financing activities	(114)	(258)
Effect of exchange rates on cash	551	(99)
Net (decrease) increase in cash and cash equivalents	$(4,918)	$2,344

Operating Activities. Cash provided from operating activities decreased $7.6 million for the thirteen weeks ended May 2, 2020, as compared to the thirteen weeks ended May 4, 2019. This decrease in cash from operating activities was primarily driven by the closure of our corporately managed retail stores in North America and the United Kingdom beginning March 18, 2020.

Investing Activities. Cash used in investing activities increased $0.4 million for the thirteen weeks ended May 2, 2020 as compared to the thirteen weeks ended May 4, 2019. This increase in cash from investing activities was primarily driven by cash for previously committed investments in infrastructure to support the Company's digital initiatives whose spend occurred near the beginning of the period.

Financing Activities. Cash used in financing activities decreased $0.1 million for the thirteen weeks ended May 2, 2020, as compared to the thirteen weeks ended May 4, 2019. This decrease in cash from financing activities was driven by less stock-based compensation vesting in the first quarter of fiscal 2020 compared to the first quarter of prior year resulting in the need for less total shares withheld for taxes.

Capital Resources: As noted above, as of May 2, 2020, we had a consolidated cash balance of $21.9 million compared to $26.7 million as of February 1, 2020, and approximately 84% of this balance was domiciled within the United States. On May 28, 2020, we entered into the twenty-first amendment to our credit agreement, which, among other revisions, reduced the total facility to $10.0 million. Borrowings under the credit agreement are secured by our assets and a pledge of 66% of our ownership interest in certain of our foreign subsidiaries. The credit agreement expires on September 30, 2020 and contains various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with affiliates and investments. The agreement limits the conditions under which the Company may declare dividends and repurchase shares. For example, we may not use the proceeds of the line of credit to repurchase shares. The commitment fee is 0.25% per annum and borrowings bear interest at LIBOR plus 3.25%. The amendment eliminated the minimum EBITDA, funded debt ratio, and fixed charge coverage ratio covenants as of the end of each reporting period, but imposed other restrictions, including a requirement to maintain a minimum consolidated North American cash balance of $3 million at all times and, at the time of borrowing, have no more than $5 million of consolidated North American cash and meet a fixed charge coverage ratio as of the most recent quarter-end on a trailing 12-month basis of less than 1.25 to 1.00. In addition, the Company had a $1.0 million letter of credit against the line of credit at the end of the first quarter of fiscal 2020. As of the end of the first quarter of fiscal 2020 under the credit agreement as amended on May 28, 2020, we were in compliance with the restrictions stated in the agreement and there were no borrowings under the line of credit. Although there was $9.0 million available for borrowing under the line of credit as of the end of the first quarter, because of the amendments described above, we do not expect to access the credit agreement prior to its expiration on September 30, 2020 because we expect to have cash of more than $5 million and given our trailing twelve month financial results, we do not expect to meet the required fixed charge coverage ratio.

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

Our leases in the U.K. and Ireland typically have terms of ten years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. However, for fiscal 2020, business rates have been forgiven by the U.K. government through April 2021. Rents are invoiced monthly and quarterly and paid in advance.

Capital spending through the thirteen weeks ended May 2, 2020 totaled $2.8 million, which reflects previously committed investments in infrastructure to support its digital initiatives. In response to the COVID-19 pandemic, the Company subsequently has taken action to reduce planned capital expenditures in fiscal 2020 to maintenance levels.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through May 2, 2020, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. Although we had $8.8 million of availability under the 2017 Share Repurchase Program as of May 2, 2020, currently we do not plan to utilize our cash to resume share repurchases in fiscal 2020. In addition, our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described above.

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

We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates, including those related to long-lived assets, leases, revenue recognition and income taxes, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change.

Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on April 16, 2020, which includes audited consolidated financial statements for our 2019 and 2018 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2019 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended February 1, 2020 as filed with the SEC on April 16, 2020.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 2, 2020, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended February 1, 2020 as filed with the SEC on April 16, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Feb. 2, 2020 - Feb. 29, 2020	-	-	-	$8,795,529
Mar. 1, 2020 - Apr. 4, 2020	17,738	1.43	-	8,795,529
Apr. 5, 2020 - May 2, 2020	51,751	2.54	-	8,795,529
Total	69,489	2.26	-	$8,795,529

(1)

Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)

In August 2017, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. This program authorizes the Company to repurchase shares through September 30, 2020, does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. Although we had $8.8 million of availability under this program as of May 2, 2020, we do not plan to utilize our cash to resume share repurchases in fiscal 2020.  In addition, our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described above.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between Eric Fencl and Build-A-Bear Workshop, Inc.

10.2*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc.

10.3*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between Sharon Price John and Build-A-Bear Workshop, Inc.

10.4*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc.

10.5*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc.

10.6	Twenty-First Amendment to Loan Documents between Build-A-Bear Workshop, Inc., Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Retail Management, Inc., and Build-A-Bear Card Services, LLC, as Borrowers, and U.S. Bank National Association, as Lender, entered into effective as of May 28, 2020 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on June 1, 2020)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2020

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)