Form 10-Q
period 2020-08-01
BUILD A BEAR WORKSHOP INC
filed 2020-09-10
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 001-32320

BUILD-A-BEAR WORKSHOP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1883836
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

415 South 18th St. St. Louis, Missouri	63103
(Address of Principal Executive Offices)	(Zip Code)

(314) 423-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	BBW	New York Stock Exchange

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

As of September 7, 2020, there were 15,591,553 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	August 1,	February 1,	August 3,
	2020	2020	2019
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,274	$26,726	$14,965
Inventories, net	55,509	53,381	62,081
Receivables, net	6,314	11,526	8,714
Prepaid expenses and other current assets	5,400	7,117	6,889
Total current assets	92,497	98,750	92,649

Operating lease right-of-use asset	114,709	126,144	137,680
Property and equipment, net	58,085	65,855	64,191
Deferred tax assets	-	3,411	1,949
Other intangible assets, net	-	-	1,067
Other assets, net	2,972	3,102	1,658
Total Assets	$268,263	$297,262	$299,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,267	$15,680	$16,734
Accrued expenses	15,911	16,536	8,622
Operating lease liability short term	39,917	30,912	30,697
Gift cards and customer deposits	17,988	20,231	16,981
Deferred revenue and other	2,659	2,605	2,056
Total current liabilities	99,742	85,964	75,090

Operating lease liability long term	111,640	119,625	132,613
Deferred franchise revenue	916	1,325	1,399
Other liabilities	1,430	1,717	1,587

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at August 1, 2020, February 1, 2020 and August 3, 2019	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,591,553, 15,205,981 and 15,220,252 shares, respectively	156	152	152
Additional paid-in capital	71,906	70,633	70,295
Accumulated other comprehensive loss	(12,339)	(12,079)	(11,579)
Retained (deficit)/earnings	(5,188)	29,925	29,637
Total stockholders' equity	54,535	88,631	88,505
Total Liabilities and Stockholders' Equity	$268,263	$297,262	$299,194

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Revenues:
Net retail sales	$39,339	$75,214	$84,986	$156,263
Commercial revenue	865	3,193	1,198	5,947
International franchising	149	807	793	1,366
Total revenues	40,353	79,214	86,977	163,576

Costs and expenses:
Cost of merchandise sold - retail	30,233	42,016	63,585	86,437
Store asset impairment	2,063	-	6,882	-
Cost of merchandise sold - commercial	387	1,211	527	2,475
Cost of merchandise sold - international franchising	130	1,016	385	1,455
Total cost of merchandise sold	32,813	44,243	71,379	90,367
Consolidated gross profit	7,540	34,971	15,598	73,209
Selling, general and administrative expense	21,516	35,720	48,241	71,527
Interest (income) expense, net	7	(7)	4	14
(Loss) income before income taxes	(13,983)	(742)	(32,647)	1,668
Income tax (benefit)/expense	(74)	482	2,466	1,696
Net (loss) income	$(13,909)	$(1,224)	$(35,113)	$(28)

Foreign currency translation adjustment	(429)	544	(259)	440
Comprehensive (loss) income	$(14,338)	$(680)	$(35,372)	$412

(Loss) income per common share:
Basic	$(0.93)	$(0.08)	$(2.35)	$(0.00)
Diluted	$(0.93)	$(0.08)	$(2.35)	$(0.00)

Shares used in computing common per share amounts:
Basic	14,999,786	14,726,678	14,936,541	14,669,626
Diluted	14,999,786	14,726,678	14,936,541	14,669,626

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	August 1,	August 3,
	2020	2019

Cash flows provided by operating activities:
Net loss	$(35,113)	$(28)
Adjustments to reconcile net less to net cash provided by operating activities:
Depreciation and amortization	6,711	6,797
Share-based and performance-based stock compensation	736	1,454
Impairment of right-of-use assets and fixed assets	6,882	-
Deferred taxes	3,388	1,145
Provision for doubtful accounts	669	(117)
Gain on disposal of property and equipment	22	27
Change in assets and liabilities:
Inventories, net	(2,217)	(4,501)
Receivables, net	4,512	1,725
Prepaid expenses and other assets	1,697	5,975
Accounts payable and accrued expenses	8,360	(6,948)
Operating leases	8,732	2,027
Gift cards and customer deposits	(2,213)	(5,033)
Deferred revenue	(256)	(1,174)
Net cash provided by operating activities	1,910	1,349
Cash flows used in investing activities:
Purchases of property and equipment	(3,378)	(4,945)
Net cash used in investing activities	(3,378)	(4,945)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(114)	(244)
Net cash used in financing activities	(114)	(244)
Effect of exchange rates on cash	123	850
Net decrease in cash and cash equivalents	(1,459)	(2,990)
Cash and cash equivalents, beginning of period	28,395	19,561
Cash and cash equivalents, end of period	$26,936	$16,571

Supplemental disclosure of cash flow information:
Total cash, cash equivalents and restricted cash	$26,936	$16,571
Less: Restricted cash from long-term deposits	$(1,662)	$(1,606)
Total cash and cash equivalents	$25,274	$14,965

Net cash received during the period for income taxes	$(135)	$(1,946)

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

COVID-19 Pandemic

In March 2020, the World Health Organization announced that COVID-19 is a global pandemic. On  March 17, 2020, the Company announced the temporary closure of all corporately-managed stores in the United States, Canada, the United Kingdom, Denmark and Ireland as a result of the pandemic. In addition, on March 26, 2020, the Company announced the temporary closure of its warehouse and e-commerce fulfillment center in Ohio as it reviewed its process related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The Ohio warehouse was reopened on April 1, 2020 following the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as orders are fulfilled. The Company took various steps in response to COVID-19, such as furloughing employees, reducing compensation for all employees including executive officers, delaying payment of bonuses and 401(k) plan contributions, reducing planned capital expenditures to maintenance levels, deferring payments through extension of terms, and leveraging rent payments to landlords during negotiations for more favorable terms.

Operational and Distribution Network Update for the second quarter due to COVID-19:

●	During the second quarter, the Company reopened almost all of its stores where allowable by local law and ended the quarter with approximately 90% of its corporately-managed store locations reopened.
●
The Company’s e-commerce site was fully operational throughout the quarter. The Company continued to see strong digital demand with growth rates at triple-digit levels compared to the comparable period in 2019.

●	The Company accelerated its omni-channel competencies of "Buy Online, Ship From Store" and "Buy Online, Pick Up In Store" allowing currently operating stores to serve as "mini distribution centers", which the Company believes is an efficient shift given the ongoing challenges in traditional retail traffic. Expanded omni-channel allows the Company to leverage the geographic proximity of stores as well as available labor to help fulfill continuing strong e-commerce demand.
●	The Company continued disciplined expense management and cash preservation across all areas of the business including continued compensation reductions for all employees including executive officers, continued delayed payment of bonuses and 401(k) contribution plans; it also continued to limit its capital expenditures to maintenance levels;
●	The Company completed a long-planned corporate reorganization that aligned key functions and leadership roles with strategic initiatives and allowing it to operate as a leaner, simpler organization;
●	The Company reduced its workforce through furloughs, attrition and position eliminations;
●	The Company’s supply chain experienced no significant disruptions in the quarter with the Company able to receive deliveries in a timely manner;
●
The Company’s franchisees ended the quarter with 62 locations open and operating as permitted by law across Africa, Asia, Australia, the Middle East and South America, while 16 locations remain temporary closed due to COVID- 19;

●	Select locations associated with the Company’s third-party retail model were operating at the end of the quarter.

The Company's operating results for the thirteen and twenty-six weeks ended August 1, 2020  may not be indicative of the results that may be expected for the fiscal year ending January 30, 2021 because of the impact of the COVID-19 pandemic. The pandemic has had, and will continue to have, a negative impact on the Company's business, financial condition, and cash flows, although the full extent is uncertain. As the pandemic continues to evolve, the extent of the impact will depend on future developments, including, but not limited to, the duration and extent of any temporary closing of certain of its stores, the duration of quarantines, shelter-in-place orders and other travel restrictions within the U.S. and other affected countries, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact, the duration, timing and severity of the impact on consumer spending (including the recession resulting from the pandemic), and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

In addition, the Company’s business is subject to seasonal fluctuations, with significant portions of the Company’s revenues and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. Therefore, the results for the thirteen and twenty-six weeks ended August 1, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2021, or for any other future interim period or for any future year.

The Company had not borrowed on its credit facility as of September 8, 2020. On August 25, 2020, Build-A-Bear Workshop, Inc. entered into a Revolving Credit and Security Agreement with PNC Bank, National Association, as agent. The agreement provides for a senior secured revolving loan in aggregate principal amount of up to $25,000,000 (subject to a borrowing base formula), which may be increased with the consent of the lenders by an amount not to exceed $25,000,000. Additionally, on August 25, 2020, upon execution of the agreement with PNC Bank, the Company terminated its existing bank credit line with U.S. Bank. Inclusive of the new credit facility, the Company's liquidity may be negatively impacted if the pandemic results in the temporary closing of certain of its stores. The Company believes that its current cash balance, access to its revolving credit facility, along with the actions taken as outlined above, provide it with sufficient current liquidity. The future impact of COVID-19 may require further actions by the Company to improve its cash position, including but not limited to, monetizing Company assets including the Company-owned warehouse in Ohio, inventory, implementing additional employee furloughs or position eliminations, and foregoing capital expenditures and other discretionary expenses.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended February 1, 2020. An update and supplement to these policies is needed for the Company's accounting for government assistance, long-live asset impairment, and lease modifications as a result of activity during the second quarter of fiscal 2020.

Government Grants

The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID-19 related government programs for payroll paid to employees who were paid while not providing services to the Company during the first and second quarters of fiscal 2020. These programs require the Company to apply to the government for reimbursement of wages based on the applicable laws and programs within each jurisdiction. Through review of and application to these programs, the Company believes it qualifies for such reimbursement, and it is probable that the expenses will be reimbursed. As a result, the Company recorded a reduction to expenses of approximately $1.5 million for the thirteen weeks ended August 1, 2020 and $3.0 million for the twenty-six weeks ended August 1, 2020 related to these wages within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the period ending August 1, 2020.

Long-live Assets, including right-of-use operating lease assets

Whenever facts and circumstances indicate that the carrying value of long-lived assets and right-of-use operating lease assets  may not be recoverable, the carrying value of those assets is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company typically performs an annual assessment of its store assets in the direct-to-consumer (“DTC”) segment, based on operating performance and forecasts of future performance. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for its store fleet. The Company performed the recoverability test for these assets by comparing the estimated undiscounted future cash flows over the remaining useful life for its long-lived assets and right-of-use assets and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted future cash flows for the remaining useful life of the respective assets..

The Company estimated fair values of these long-lived assets based on its discounted future cash flows for the remaining useful life of the asset or market rent assessments. Our analysis indicated that the carrying values of certain of its long-lived assets exceeded their respective fair values determined by the discounted future cash flow analysis or the market rent assessment. As a result, the Company recognized an impairment charge of $2.1 million for the thirteen weeks ended August 1, 2020, with approximately $1.2 million for right-of-use operating lease assets and $0.9 million for fixed assets including leasehold improvements, fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. For the twenty-six weeks ended August 1, 2020 the Company has recognized impairment charges totaling $6.9 million, with approximately $3.6 million for right-of-use operating lease assets and $3.3 million for fixed assets including leasehold improvements, fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. These charges are recorded in Store asset impairment within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the respective periods. These impairment charges were primarily driven by lower than projected revenues and the effect of store closures as a result of the COVID-19 pandemic. The majority of the impairment was recorded for assets associated with stores in North America. For the thirteen weeks ended August 3, 2019, the Company recorded no impairment charges and for the twenty-six weeks ended August 3, 2019 the Company recorded impairments charges of $5.9 million on right-of-use assets into retained earnings as a result of the adoption of ASC 842, Leases.

The determination of estimated market rent used in the fair value estimate of the Company’s operating lease assets included within the respective store asset group requires significant management judgment. Changes in these estimates could have a significant impact on whether long-lived store assets should be further evaluated for impairment and could have a significant impact on the resulting impairment charge. The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: the Company’s expectations for future operations and projected cash flows, including revenues, operating expenses including market rents, and market conditions.

Lease modifications

In April 2020, the FASB issued guidance indicating that entities may elect not to evaluate whether concessions provided by lessors are a lease modification. Under existing lease guidance, an entity would have to determine if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if the concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The FASB guidance provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. During the second quarter of 2020, the Company elected to not adopt this accounting guidance, but rather account for any lease changes under guidance previously issued for ASC 842, Leases. Refer to Note 3 to the consolidated financial statements for further discussion regarding the Company's accounting for leases.

2. Revenue

Nearly all the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 97% of consolidated revenue for the second quarter of fiscal 2020. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon estimated delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the personalized and interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value added and other taxes paid by its customers.

For the Company’s gift cards, revenue, including any related gift card discounts, is deferred for single transactions until redemption. Historically, most gift card redemptions have occurred within three years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs as well as expenses related to its ongoing support of the franchisees, predominantly travel expense and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously.

 3. Leases

The majority of the Company's leases relate to retail stores and corporate offices. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most retail store leases have an original term of a five to ten-year base period and may include renewal options to extend the lease term beyond the initial base period and are typically much shorter than the original lease term giving the Company lease optionality. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property.

The table below presents certain information related to the lease costs for operating leases for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

Operating lease costs	9,928	9,273	19,584	20,770
Variable lease costs	148	694	422	1,314
Short term lease costs	6	298	94	685
Total Operating Lease costs	$10,082	$10,265	$20,100	$22,769

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating cash flows for operating leases	8,474	10,990	15,929	22,188

As of August 1, 2020 and August 3, 2019, the weighted-average remaining operating lease term was 5 years and 6 years, respectively, and the weighted-average discount rate was 6.0% and 5.9%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

As discussed above, the Company incurred impairment charges during the thirteen and twenty-six weeks ended August 1, 2020, of $1.2 million and $3.6 million, respectively, against right-of-use operating lease assets.

During the quarter, the Company renegotiated a large portion of its store lease portfolio resulting in a combination of rent reductions, deferments, and abatements. These negotiations have increased the percentage of leases with variable rent structures to one-third of its North American fleet, which is intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines. For these renegotiated leases, under ASC 842 Leases, the Company assessed if the renegotiated leases represented a new, separate contract or a modification of the existing lease. The Company concluded all renegotiated leases represented a modification of terms of each existing agreement. As such, the Company remeasured the lease liability and decreased the carrying amount of the right-of-use asset in proportion to the modification of the existing lease and recognized in profit or loss any difference between the reduction in the lease liability and the reduction in the right-of-us asset, which had an immaterial impact on the second quarter results. The Company remains in negotiations with certain landlords and expects further rent reductions, deferments or abatements to be recognized in the third quarter of the current fiscal year.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2020	28,837
2021	35,248
2022	29,824
2023	25,444
2024	21,427
Thereafter	35,593
Total minimum lease payments	176,373
Less: amount of lease payments representing interest	(24,816)
Present value of future minimum lease payments	151,557
Less: current obligations under leases	(39,917)
Long-term lease obligations	$111,640

As of August 1, 2020, the Company had an additional executed leases that had not yet commenced with operating lease liabilities of $0.1 million. This lease is expected to commence in 2020 with a lease term of three years.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	August 1,	February 1,	August 3,
	2020	2020	2019
Prepaid occupancy (1)	$206	$1,097	$1,634
Prepaid income taxes	241	164	408
Prepaid insurance	268	628	247
Prepaid gift card fees	1,225	1,413	1,139
Other (2)	3,460	3,815	3,461
Total	$5,400	$7,117	$6,889

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.
(2)	Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 1,	February 1,	August 3,
	2020	2020	2019
Accrued wages, bonuses and related expenses	$13,411	$13,373	$6,093
Sales and value added taxes payable	2,287	1,489	1,826
Accrued rent and related expenses (1)	114	726	642
Current income taxes payable	99	948	61
Total	$15,911	$16,536	$8,622

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

6. Stock-based Compensation

On April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). On June 11, 2020, at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the 2020 Incentive Plan. The 2020 Incentive Plan will terminate on April 14, 2030, unless earlier terminated by the Board.

The number of shares of the Company’s common stock authorized for issuance under the 2020 Incentive Plan is 1,000,000, plus shares of stock that remained available for issuance under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) at the time the 2020 Incentive Plan was approved by the Company’s stockholders, and shares that are subject to outstanding awards made under the 2017 Incentive Plan that on or after April 14, 2020 may be forfeited, expire or be settled for cash.

In accordance with its terms, as of the date the 2020 Incentive Plan was approved by the Company’s stockholders, the 2017 Incentive was frozen and no further awards will be issued thereunder. Awards issued pursuant to the 2017 Incentive Plan that were outstanding as of the date of stockholder approval of the 2020 Incentive Plan will remain outstanding and will be administered in accordance with the terms of the 2017 Incentive Plan and applicable award agreements thereunder. All of the stock-based incentive compensation activity for the period ended August 1, 2020 and August 3, 2019 was under the 2017 Incentive Plan.

For the thirteen weeks ended August 1, 2020 and August 3, 2019, Selling, general and administrative expense included $0.5 million and $0.7 million, respectively, of stock-based compensation expense, and for the twenty-six weeks ended August 1, 2020 and August 3, 2019, Selling, general and administrative expense included $0.7 million and $1.5 million, respectively. As of August 1, 2020, there was $2.0 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.1 years.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended August 1, 2020:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, February 1, 2020	923,254	$9.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled or expired	(98,415)	7.92
Outstanding, August 1, 2020	824,839	$9.98

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended August 1, 2020:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2020	453,403	$6.71	262,964	$7.59
Granted	398,681	2.15	-	-
Vested	(260,317)	6.98	(56,380)	8.85
Forfeited	-	-	-	-
Canceled or expired	-	-	(27,517)	8.85
Outstanding, August 1, 2020	591,767	$3.52	179,067	$7.00

The total fair value of shares vested during the twenty-six weeks ended August 1, 2020 and August 3, 2019 was $2.3 million and $2.2 million, respectively.

The outstanding performance shares as of August 1, 2020 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2018 - 2020 consolidated total revenue growth objectives	20,756
2018 - 2020 consolidated pre-tax income growth objectives	62,500
2019 - 2021 consolidated pre-tax income growth objectives	95,811
Performance shares outstanding, August 1, 2020	179,067

7. Income Taxes

The Company's effective tax rate was 0.5% and -7.6% for the thirteen and twenty-six weeks ended August 1, 2020, respectively, compared to -65.1% and 101.7% for the thirteen and twenty-six weeks ended August 3, 2019, respectively. The 2020 effective tax rate differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current period pretax loss as a full valuation allowance has now been recorded globally.  In addition, the first half of fiscal 2020 was impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions.  The 2019 effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss companies and the $0.2 million tax impact of equity awards vesting.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended  August 1, 2020 and August 3, 2019 (in thousands):

	For the thirteen weeks ended August 1, 2020					For the thirteen weeks ended August 3, 2019

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$155	$71,491	$(11,909)	$8,720	$68,457	$149	$69,550	$(12,123)	$30,861	$88,437
Issuance of restricted/performance stock	$1	$(1)			-	$3	$11			14
Stock-based compensation		417			417		734			734
Shares withheld in lieu of tax withholdings					-					-
Other		(1)	(1)	1	(1)					-
Other comprehensive income (loss)			(429)		(429)			544		544
Net income (loss)				(13,909)	(13,909)				(1,224)	(1,224)
Balance, ending	$156	$71,906	$(12,339)	$(5,188)	$54,535	$152	$70,295	$(11,579)	$29,637	$88,505

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the twenty-six weeks ended August 1, 2020 and August 3, 2019 (in thousands):

	For the twenty-six weeks ended August 1, 2020					For the twenty-six weeks ended August 3, 2019

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$152	$70,633	$(12,079)	$29,925	$88,631	$150	$69,088	$(12,018)	$37,094	$94,314
Adoption of new accounting standard	-	-	-	-	-	-	-	-	(7,430)	(7,430)
Subtotal	$152	$70,633	$(12,079)	$29,925	$88,631	$150	$69,088	$(12,018)	$29,664	$86,884
Issuance of restricted/performance stock	4	495			499	2	(246)			(244)
Stock-based compensation		892			892		1,454			1,454
Shares withheld in lieu of tax withholdings	(1)	(114)			(115)					-
Other	1		(1)		-		(1)	(1)	1	(1)
Other comprehensive income (loss)			(259)		(259)			440		440
Net loss				(35,113)	(35,113)				(28)	(28)
Balance, ending	$156	$71,906	$(12,339)	$(5,188)	$54,535	$152	$70,295	$(11,579)	$29,637	$88,505

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million. From the date of such authorization through August 1, 2020, the Company had repurchased approximately 1.3 million shares at an average price of $8.75 per share for an aggregate amount of approximately $11.2 million, leaving approximately $8.8 million authorized under the program as of that date. The Company does not plan to utilize cash to resume share repurchases in fiscal 2020. In addition, the Company's ability to repurchase shares is limited by conditions set forth by its lender in its credit agreement, as described below.

9. Income per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data), in periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
NUMERATOR:
Net (loss) income before allocation of earnings to participating securities	$(13,909)	$(1,224)	$(35,113)	$(28)
Less: Earnings allocated to participating securities	-	-	-	-
Net (loss) income	$(13,909)	$(1,224)	$(35,113)	$(28)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,999,786	14,726,678	14,936,541	14,669,626
Dilutive effect of share-based awards:	-	-	-	-
Weighted average number of common shares outstanding - dilutive	14,999,786	14,726,678	14,936,541	14,669,626

Basic (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.93)	$(0.08)	$(2.35)	$(0.00)
Diluted (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(0.93)	$(0.08)	$(2.35)	$(0.00)

In calculating the diluted income per share for the thirteen and twenty-six weeks ended August 1, 2020, options to purchase 833,353 and 862,846 share of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and twenty-six weeks ended August 3, 2019, options to purchase 924,628 and 927,448 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at  August 1, 2020 and August 3, 2019 was comprised entirely of foreign currency translation. For the thirteen weeks ended August 1, 2020 and August 3, 2019, the Company had no reclassifications out of accumulated other comprehensive income (loss).

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, China, Denmark, Ireland and the United Kingdom (“U.K.”), including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Asia, Australia, Mexico, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended August 1, 2020
Net sales to external customers	$39,339	$865	$149	$40,353
(Loss) Income before income taxes	(14,145)	239	(77)	(13,983)
Capital expenditures	529	-	-	529
Depreciation and amortization	3,246	8	-	3,254
Thirteen weeks ended August 3, 2019
Net sales to external customers	$75,214	$3,193	$807	$79,214
(Loss) Income before income taxes	(1,900)	1,520	(362)	(742)
Capital expenditures	2,505	-	-	2,505
Depreciation and amortization	3,283	-	2	3,285

Twenty-six weeks ended August 1, 2020
Net sales to external customers	$84,986	$1,198	$793	$86,977
(Loss) Income before income taxes	(32,515)	194	(326)	(32,647)
Capital expenditures	3,378	-	-	3,378
Depreciation and amortization	6,696	15	0	6,711
Twenty-six weeks ended August 3, 2019
Net sales to external customers	$156,262	$5,947	$1,367	$163,576
Income (loss) before income taxes	(806)	2,735	(261)	1,668
Capital expenditures	4,945	-	-	4,945
Depreciation and amortization	6,793	-	4	6,797
Total Assets as of:
August 1, 2020	253,684	6,852	7,727	$268,263
August 3, 2019	285,196	7,796	6,202	299,194

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended August 1, 2020
Net sales to external customers	$34,985	$5,141	$227	$40,353
Thirteen weeks ended August 3, 2019
Net sales to external customers	$68,456	$10,195	$563	$79,214

Twenty-six weeks ended August 1, 2020
Net sales to external customers	$74,636	$11,806	$535	$86,977
Property and equipment, net	53,735	4,350	-	58,085
Twenty-six weeks ended August 3, 2019
Net sales to external customers	$141,397	$21,082	$1,097	$163,576
Property and equipment, net	59,008	5,170	13	64,191

For purposes of this table only:
(1) North America includes corporately managed locations in the United States, Canada, Puerto Rico.
(2) Europe includes corporately managed locations in the U.K., Ireland, Denmark and franchise businesses in Europe
(3) Other includes franchise businesses outside of North America and Europe and includes a corporately-managed location in China

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U. K. customs authority contested the Company's appeal. In November 2019, the first-tier tribunal issued a ruling that duty was due on some, but not all, of the products at issue. Both the Company and the U.K. customs authority have appealed that ruling. The Company currently expects that the appeal on the matter will be heard by the upper tribunal sometime during the first half of calendar year 2021. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of August 1, 2020, the Company had a gross receivable balance of $4.4 million and a reserve of $3.6 million, leaving a net receivable of $0.8 million. The Company believes that the outcome of this dispute will not have a material adverse impact on its results of operations, liquidity or financial position.

13. Subsequent Events

On August 25, 2020, Build-A-Bear Workshop, Inc. entered into a Revolving Credit and Security Agreement among the Company, as borrowing agent; Build-A-Bear Retail Management, Inc., together with the Company, as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd.; the lenders party thereto; and PNC Bank, National Association, as agent for lenders.

The agreement provides for a senior secured revolving loan in aggregate principal amount of up to $25,000,000 (subject to a borrowing base formula), which may be increased with the consent of the lenders by an amount not to exceed $25,000,000, subject to the conditions set forth in the agreement. The borrowing base under the agreement is based on specified percentages of eligible credit card receivables, eligible inventory and, under certain circumstances, eligible foreign in-transit inventory and, in the discretion of the agent, eligible receivables. The credit agreement provides for swingline loans of up to $5,000,000 and the issuance of standby or commercial letters of credit of up to $5,000,000. Proceeds of the advances under the agreement may be used to (a) repay existing indebtedness owed to U.S. Bank National Association ("U.S. Bank"), (b) pay fees and expenses relating to the transactions contemplated by the credit agreement, and (c) fund ongoing working capital, capital expenditures, permitted acquisitions and general corporate purposes, in each case to the extent permitted under, and as defined in, the agreement. Revolving advances under the agreement will be secured (subject to permitted liens and certain other exceptions) by a first priority lien on substantially all of the personal property of the Company and all of its U.S. and Canadian subsidiaries, including certain receivables (including receivables from the sale of inventory and credit card receivables but excluding certain franchise receivables), equipment and fixtures, intellectual property, inventory and equity interests held by the borrowers and the guarantors in their respective domestic and foreign subsidiaries. The agreement includes a negative covenant with respect to granting a lien on the Company's Ohio warehouse.

Borrowings under the agreement bear interest at (a) a base rate determined under the agreement, or (b) the borrower’s option, at a rate based on LIBOR, plus in either case a margin based on the average undrawn availability as determined in accordance with the agreement. The agreement matures on August 25, 2025 (unless terminated earlier in accordance with the terms thereof) and requires compliance with conditions precedent that must be satisfied prior to any borrowing. The agreement also contains various representations, warranties and covenants that the Company considers customary.

The agreement requires the Company to comply with one financial covenant, specifically, that the Company maintain availability (as determined in accordance with the agreement) at all times equal to or greater than the greater of (a) 12.5% of the loan cap and (b) $3,125,000 (subject to increase upon exercise of the increase option). The “loan cap” is the lesser of (1) $25,000,000 less the outstanding amount of loans and letters of credit under the agreement and (2) the borrowing base from time to time under the agreement. The agreement also contains various information and reporting requirements and provides for various fees customary for an asset-based lending facility. The Company anticipates the annual costs of maintaining the agreement, including interest and fees, will be between $500,000 and $600,000. The agreement contains customary events of default, including without limitation events of default based on payment obligations, material inaccuracies of representations and warranties, covenant defaults, final judgments and orders, unenforceability of the agreement, material ERISA events, change in control, insolvency proceedings, and defaults under certain other obligations. An event of default may cause the applicable interest rate and fees to increase by 2% until such event of default has been cured, waived, or amended. The agreement contains typical negative covenants, including, among other things, that the borrower will not incur indebtedness except for permitted indebtedness or make any investments except for permitted investments, declare dividends or repurchase its stock except as permitted, acquire any subsidiaries except in connection with a permitted acquisition, or merge or consolidate with any other entity or acquire all or substantially all of the assets of any other company outside the ordinary course of business.

At the closing date of the agreement, the Company had no outstanding indebtedness under the agreement. An aggregate of slightly more than $10 million was available for borrowing under the agreement as of the closing date.

Additionally, on August 25, 2020, upon execution of the agreement with PNC Bank, the Company terminated its existing bank credit line with U.S. Bank, under the Company’s Fourth Amended and Restated Loan Agreement, as amended as of May 28, 2020. The former agreement with U.S. Bank provided for a maximum borrowing capacity of up to $10,000,000, subject to compliance with certain financial tests. The former credit agreement would have matured on September 30, 2020. At the time of termination, the Company did not have any outstanding borrowings under the agreement with U.S. Bank and was in compliance with the amended covenants set forth in the Former Credit Agreement. The Company’s outstanding $1.0 million letter of credit under the agreement with U.S. Bank will remain outstanding subject to cash collateralization provided by the Company to U.S. Bank.

As part of obtaining the new credit agreement, the Company incurred various issuance costs and fees. As previously stated, the Company had no outstanding borrowings at the beginning of the facility, therefore these costs and fees will be recorded as a deferred asset within the Other assets, net line item within the Condensed Consolidated Balance Sheets and be amortized over the length of the five year agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as filed with the SEC, and include the following:

●	our business, operations and financial results have been and will continue to be negatively affected by the COVID-19 pandemic, which presents uncertainty relating to our anticipated duration and scope and whether there will a second wave or periods of increases in the number of COVID-19 cases in areas in which we operate, as well the restrictions imposed by federal, state, and local governments in response to the pandemic;
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

●	in connection with the reopening of our stores, we have modified our interactive shopping experience in order to comply with social distancing and sanitation practices. These modifications could have a negative impact on the appeal of our interactive shopping experience and reduce guest traffic to our stores. In addition, we are continuing to assess the impacts that such measures have on individual store performance due to the decreased volume of guests that may be able to enjoy our interactive shopping experience, and such reduced guest volume could adversely impact our ability to operate our stores profitably;
●	we may experience store closures in shopping malls and tourist locations and other impacts to our business resulting from civil disturbances;
●	we believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand, which in turn contributes to the success of our ecommerce platform; if we are not able to offer the same experience in the short and medium-term, it may adversely affect the value of our brand;
●	birthdays and other special occasions have historically been a key driver for store traffic, and our guests’ willingness to hold such events at our stores may adversely affect store performance and our overall profitability;
●	a significant part of our revenue and net income comes during the holiday selling season; if the COVID-19 pandemic adversely affects consumers spending during this year’s holiday season our financial condition and flexibility could be adversely affected;
●

if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to adjust that experience consistent with our guests' expectations as the general retail economy emerges from the restrictions imposed by the COVID-19 pandemic, and to otherwise identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;

●	some of our licensed products are based on feature films with planned theatrical launches, given that the COVID-19 pandemic has negatively impacted theaters and delayed movie releases, the portion of our business associated with these films could be negatively affected, particularly during the holiday season;
●	we may be unable to leverage the flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as our leases come up for renewal, and there may be other costs and risks relating to a brick and mortar retail store model such as a lack of available retail store sites on terms acceptable to us as a result;
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

●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	our profitability could be adversely affected by fluctuations in petroleum products prices;
●	our business may be adversely impacted at any time by a significant variety of competitive threats;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	we may be unsuccessful in engaging in various strategic transactions, which may negatively affect our financial condition and profitability;
●	the duration of our plan to not utilize cash to resume share repurchases while we continue to take measure to preserve our cash position may negatively impact our financial condition;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	the market price of our common stock is subject to volatility, which could in turn attract the interest of activist shareholders; and
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests.

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of August 1, 2020, we had 359 corporately-managed stores globally and had 78 internationally franchised stores under the Build-A-Bear Workshop brand, with select locations temporarily closed due to restrictions brought on by the COVID-19 pandemic. In addition to our stores, we sell products on our company-owned e-commerce sites, our franchisees sell through sites that they manage and our third parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

COVID-19 Update

Our results of operations for the thirteen and twenty-six weeks ended August 1, 2020, were significantly impacted by the effects of COVID-19, reflected by the 60% fewer operating days in the second quarter driven by the significant impact of temporary store closures. As of August 1, 2020, we had reopened approximately 90% of our corporately-managed store locations, many with shortened hours of operations and lower traffic levels. This drove consumer spending to our e-commerce site, which were fully operational throughout the quarter, and which experienced significant digital demand. We embraced this trend and worked to capitalize and leverage our investments to become a more digitally-focused organization:

●	We accelerated our omni-channel competencies of "Buy Online, Ship From Store" and "Buy Online, Pick Up In Store" allowing currently operating stores to serve as "mini distribution centers", an efficient shift given the ongoing challenges in traditional retail traffic. Expanded omni-channel allows us to leverage the geographic proximity of stores as well as available labor to help fulfill the continuing strong e-commerce demand;
●	We moved our National Teddy Bear Day event on September 9, 2020, which is a traditionally high traffic store event, to a primarily digital format featuring a live-streaming virtual-store event;
●	We introduced our new at-home "Party in a Box" offering available online for families that want to celebrate special occasions - from birthdays to thanking the hero in their lives - with a curated product collection that simulates the party activity that had previously been a store-exclusive.
●	We cancelled our highly popular annual in-store "Pay Your Age" promotion due to COVID-19 and replaced it with our first "NO LINE ONLINE Bear Building Sale!" event.

In response to COVID-19, we continued our disciplined expense management and cash preservation across all areas of the business by continuing compensation reductions for all employees including our executive officers, continuing the delay of payment of bonuses and 401(k) contribution plans, and continuing to limit capital expenditures to maintenance levels. During the quarter, the we completed a long-planned corporate reorganization that aligned key functions and leadership roles with our strategic plan allowing us to operate as a leaner simpler organization as a result of attrition and position eliminations.

During the quarter, due to our strong lease flexibility, we renegotiated approximately 95% of the leases within our store lease portfolio resulting in a combination of rent reductions, deferments, and abatements. After these negotiations, the we still maintain strong lease flexibility with over 70% of our leases still coming up for renewal in the next three years. In addition, these negotiations have increased the percentage of our leases with variable rent structures to one-third of our North American fleet, which is intended to increase flexibility in an environment with high sales volatility and provide a natural hedge against potential sales declines.

Our supply chain experienced no significant disruptions during the quarter and we were able to receive deliveries in a timely manner.

As disclosed in the “Liquidity and Capital Resources” section herein, as of August 1, 2020, we had total cash and cash equivalents of $25.3 million and no borrowings under our prior credit agreement. We believe that the above measures we have taken to increase and maintain our liquidity have provided us with sufficient cash flows to operate our business for at least the next 12 months.

The ultimate health and economic impact of the COVID-19 pandemic remains highly uncertain, including the duration and severity of the COVID-19 outbreak, actions taken to contain its spread as well as its impact to consumer discretionary spending and the pace of economic recovery when the pandemic subsides. Therefore, we currently are not able to estimate the full impact of COVID-19 on our financial condition and future results of operations. In the near term, we expect that this situation will have an adverse effect on our reported results for the third fiscal quarter of 2020 and possibly beyond. We will continue to actively monitor the effects of COVID-19 on our business. Imposition of new shelter in place orders or quarantines resulting in periods of store closures, changes in consumer behaviors and reductions of consumer discretionary spending would require us to continue to evaluate our business assumptions and estimates. Such conditions would likely result in lower future net sales and cash flow, which could lead to impairment of our store and other assets, as well as increase the risks associated with excess inventory and bad debt.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Twenty-six weeks ended
	August 1, 2020				August 3, 2019
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	316	55	1	372	311	59	1	371
Opened	1	-	-	1	-	-	-	-
Closed	(10)	(4)	-	(14)	(7)	(4)	-	(11)
End of period	307	51	1	359	304	55	1	360

As of August 1, 2020, 40% of our store base was in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of August 1, 2020, we had nine master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 13 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six weeks ended
	August 1, 2020	August 3, 2019
Beginning of period	92	97
Opened	4	16
Closed	(18)	(18)
End of period	78	95

As of August 1, 2020, 62 franchised stores were operating and 16 remained temporarily closed due to COVID-19. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a total market potential for approximately 300 international stores outside of the U.S., Canada, the U.K., Ireland and Denmark. We source fixtures and other supplies for our franchisees from China which significantly reduces the capital and lowers the expenses required to open franchises. We are leveraging new formats that have been developed for our corporately-managed locations such as concourses and shop-in-shops with our franchisees.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Revenues:
Net retail sales	97.5%	95.0%	97.7%	95.5%
Commercial revenue	2.1	4.0	1.4	3.7
International franchising	0.4	1.0	0.9	0.8
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	76.9	55.9	74.8	55.3
Store asset impairment	5.2	0.0	8.1	0.0
Cost of merchandise sold - commercial (1)	44.7	37.9	44.0	41.6
Cost of merchandise sold - international franchising (1)	87.2	125.9	48.5	106.5
Total cost of merchandise sold	81.3	55.9	82.1	55.2
Consolidated gross profit	18.7	44.2	17.9	44.8
Selling, general and administrative	53.3	45.1	55.5	43.7
Interest (income) expense, net	0.0	(0.0)	0.0	0.0
(Loss) income before income taxes	(34.7)	(0.9)	(37.5)	1.0
Income tax (benefit)/expense	(0.2)	0.6	2.8	1.0
Net (loss) income	(34.5)	(1.5)	(40.4)	(0.0)

Retail Gross Margin (2)	23.1%	44.1%	25.2%	44.7%

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

Thirteen weeks ended August 1, 2020 compared to thirteen weeks ended August 3, 2019

Total revenues. Consolidated revenues decreased  49.1%, in cluding a 48.9%  decrease  in North America, a 49.6% decrease in Europe, partially offset by a triple digit increase in consolidated e-commerce sales.

Net retail sales for the thirteen weeks ended August 1, 2020 were $39.3 million, compared to $75.2 million for the thirteen weeks ended August 3, 2019, a decrease of $35.9 million, or 47.7% compared to the prior year period. The components of this decrease are as follows (dollars in millions):

Thirteen weeks ended
August 1, 2020
Impact from:
Existing store and e-commerce sales	$(33,767)
New stores	513
Store closures	(1,654)
Gift card breakage	(523)
Foreign currency translation	(219)
Deferred revenue estimates	(227)
Total Change	$(35,877)

The retail revenue decrease was the result of the continued temporary closure of our corporately-managed store locations which started in the first quarter. These locations slowly reopened as the second quarter progressed, resulting in less overall operating days compared to the same period in the prior year.

Commercial revenue was $0.9 million for the thirteen weeks ended August 1, 2020 compared to $3.2 million for the thirteen weeks ended August 3, 2019. The $2.3 million decrease is the result of decreased sales volume from our commercial customers as a result of COVID-19, which we believe is principally because the third-party retail locations serviced by our commercial customers were either closed or operated under restrictions for a portion or all of the second quarter.

International franchising revenue was $0.1 million for the thirteen weeks ended August 1, 2020 compared to $0.8 million for the thirteen weeks ended August 3, 2019. The $0.7 million decrease is primarily due to closures of franchise locations due to the COVID-19 pandemic and a reduction in new store openings resulting in a lack of inventory and fixture purposes to support these openings.

Retail gross margin. Retail gross margin dollars decreased $24.1 million to $9.1 million compared to the thirteen weeks ended August 3, 2019. The retail gross margin rate decreased 2,099 basis points primarily driven by fixed occupancy costs recorded through the end of the second quarter despite temporary store closures beginning on March 18, 2020, increased warehouse and distribution costs, both partially offset by an increase in merchandise margin.

Impairment of long-live assets, including right-of-use assets. As a result of the COVID-19 pandemic, we experienced lower than projected revenues and identified indicators of impairment for our store fleet. We performed an undiscounted future cash flow analysis over the long-lived assets and right-of-use assets for the remaining useful life of the assets and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted future cash flows. We estimated fair values of these long-lived assets based on our discounted future cash flows or market rent assessments. Our analysis indicated that the carrying values of our long-lived assets exceeded their respective fair values. As a result, we recognized an impairment charge of $2.1 million for the thirteen weeks ended August 1, 2020. with approximately $1.2 million for right-of-use operating lease assets and $0.9 million for fixed assets including leasehold improvements, fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. These charges are recorded in Store asset impairment within the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the respective periods. These impairment charges were primarily driven by lower than projected revenues and the effect of store closures as a result of the COVID-19 pandemic. The majority of the impairment was recorded for assets associated with stores in North America. For the thirteen weeks ended August 3, 2019, we recorded no impairment charges.

Selling, general and administrative. Selling, general and administrative expenses were $21.5 million for the thirteen weeks ended August 1, 2020, a decrease of $14.2 million compared to the thirteen weeks ended August 3, 2019. The decline was primarily due to lower labor costs resulting from temporary store closures and employee furloughs due to the COVID-19 pandemic, salary reductions, position eliminations, and reduced marketing costs.

Interest (income) expense, net. Interest expense was $7,000 for the thirteen weeks ended August 1, 2020 compared to interest income of $7,000 for the thirteen weeks ended August 3, 2019.

Benefit/Provision for income taxes. Income tax provision was a benefit of less than $0.1 million with a tax rate of 0.5% for the thirteen weeks ended August 1, 2020 as compared to income tax expense of $0.5 million with a tax rate of -65.1% for the thirteen weeks ended August 3, 2019.  In the second quarter of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current period pretax loss as a full valuation allowance has now been recorded globally.  In the second quarter of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss companies.

Twenty-six weeks ended August 1, 2020 compared to twenty-six weeks ended August 3, 2019

Total revenues. Consolidated revenues decreased 46.8%, including a 47.2% decrease in North America and a 44.0% decrease in Europe, offset by a triple digit increase in consolidated e-commerce sales.

Net retail sales for the twenty-six weeks ended August 1, 2020 were $85.0 million, compared to $156.3 million for the twenty-six weeks ended August 3, 2019, a decrease of $71.3 million, or 45.6%. The components of this decrease are as follows (dollars in millions):

Twenty-six weeks ended
August 1, 2020
Impact from:
Existing store and e-commerce sales	$(66,280)
New stores	1,219
Store closures	(3,966)
Gift card breakage	(1,174)
Foreign currency translation	(742)
Deferred revenue estimates	(335)
Total Change	$(71,278)

The retail revenue decrease was the result of the closure of all of our corporately managed stores beginning on March 18, 2020 with reopenings occurring throughout the second quarter resulting in less operating days over the first half of the fiscal year compared to the same period in prior year..

Commercial revenue was $1.2 million for the twenty-six weeks ended August 1, 2020 compared to $5.9 million for the twenty-six weeks ended August 3, 2019. The $4.7 million decrease is the result of decreased sales volume from our commercial customers as a result of COVID-19, which we believe is principally because the third-party retail locations serviced by our commercial customers were either closed or operated under restrictions for a portion of the first half of the fiscal year.

International franchising revenue was $0.8 million for the twenty-six weeks ended August 1, 2020 compared to $1.4 million for the twenty-six weeks ended August 3, 2019. The $0.6 million decrease is primarily due to closures of franchise locations due to the COVID-19 pandemic.

Retail gross margin. Retail gross margin dollars decreased $48.4 million to $21.4 million compared to the twenty-six weeks ended August 3, 2019. The retail gross margin rate decreased 1,950 basis points primarily driven by fixed occupancy costs recorded during the year despite store closures as well as a deleverage of warehouse and distribution costs.

Impairment of long-live assets, including right-of-use assets. As a result of the COVID-19 pandemic, we experienced lower than projected revenues and identified indicators of impairment for our store fleet. We performed undiscounted future cash flow analysis over the long-lived assets and right-of-use assets for the remaining useful life of the asset and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted future cash flows. We estimated fair values of these long-lived assets based on our discounted future cash flows or market rent assessments. Our analysis indicated that the carrying values of our long-lived assets exceeded their respective fair values. For the twenty-six weeks ended August 1, 2020 we recognized impairment charges totaling $6.9 million, with approximately $3.6 million for right-of-use operating lease assets and $3.3 million for fixed assets including leasehold improvements, fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. These charges are recorded in Store asset impairment within the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the respective periods. These impairment charges were primarily driven by lower than projected revenues and the effect of temporary store closures as a result of the COVID-19 pandemic. The majority of the impairment was recorded for assets associated with stores in North America. For the twenty-six weeks ended August 3, 2019, impairment charges of $5.9 million on right-of-use assets were recorded into retained earnings as a result of the adoption of ASC 842 Leases.

Selling, general and administrative. Selling, general and administrative expenses were $48.2 million for the twenty-six weeks ended August 1, 2020, a decrease of $23.3 million compared to the twenty-six weeks ended August 3, 2019. The decline was primarily due to lower labor costs resulting from temporary store closures, salary reductions and employee furloughs due to the COVID-19 pandemic, a corporate reorganization as well as a decrease in marketing spend and variable sales fees.

Interest (income) expense, net. Interest income was $4,000 for the twenty-six weeks ended August 1, 2020 compared to interest expense of $14,000 for the twenty-six weeks ended August 3, 2019.

Benefit/Provision for income taxes. Income tax expense was $2.5 million with a tax rate of -7.5% for the twenty-six weeks ended August 1, 2020 as compared to income tax expense of $1.7 million with a tax rate of 101.7% for the twenty-six weeks ended August 3, 2019. In the first half of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current period pretax loss as a full valuation allowance has now been recorded globally. In addition, the first half of fiscal 2020 was impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions. In the first half of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss companies and the $0.2 million tax impact of equity awards vesting.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions (including as a result of the COVID-19 pandemic and tariffs) and consumer spending patterns; (2) changes in store operations due to our continuing assessment of and response to the COVID-19 pandemic apart from its effect on the general economy, including temporary store closures or additional social distancing and sanitation practices recommended by federal, state or local authorities; (3) increases or decreases in our existing store and e-commerce sales; (4) fluctuations in the profitability of our stores; (5) the timing and frequency of the sales of licensed products tied to major theatrical releases, our marketing initiatives, including national media and other public relations events; (6) changes in foreign currency exchange rates; (7) the timing of new store openings, closings, relocations and remodeling and related expenses; (8) changes in consumer preferences; (9) the effectiveness of our inventory management; (10) the actions of our competitors or mall anchors and co-tenants; (11) seasonal shopping patterns and holiday and vacation schedules; (12) disruptions in store operations due to civil unrest; and (13) weather conditions.

The timing of store closures, relocations, remodels and openings (and reopenings) may result in fluctuations in quarterly results based on the revenues and expenses associated with each store location. Expenses related to store closings are typically incurred in stages: when the decision is made to close the store typically associated with a lease event such as an expiration or lease triggered clause; when the closure is communicated to store associates; and at the time of closure. We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening.

Because our retail operations have toy products which have sales that historically peak in relation to the holiday season as part of our revenue model, our sales are highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot provide assurance that this will continue to be the case. We are also unable to assess whether the COVID-19 pandemic will significantly affect this trend during the upcoming holiday season. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2014 fiscal fourth quarter had 14 weeks.

Liquidity and Capital Resources

As of August 1, 2020, we had a consolidated cash balance of $25.3 million and approximately 82% of this balance was domiciled within the United States. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

On August 25, 2020, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association, as agent. The agreement provides for a senior secured revolving loan in aggregate principal amount of up to $25,000,000 (subject to a borrowing base formula), which may be increased with the consent of the lenders by an amount not to exceed $25,000,000. Borrowings under the agreement bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. The agreement matures on August 25, 2025 (unless terminated earlier in accordance with its terms) and requires compliance with conditions precedent that must be satisfied prior to any borrowing. The agreement also contains various representations, warranties and covenants that we consider customary for an asset-based credit facility. The agreement requires us to comply with one financial covenant, specifically, that we maintain availability (as determined in accordance with the agreement) at all times equal to or greater than the greater of (a) 12.5% of the loan cap and (b) $3,125,000 (subject to increase upon exercise of the increase option). The “loan cap” is the lesser of (1) $25,000,000 less the outstanding amount of loans and letters of credit under the agreement and (2) the borrowing base from time to time under the agreement. The agreement also contains various information and reporting requirements and provides for various fees customary for an asset-based lending facility. We anticipate the annual costs of maintaining the agreement, including interest and fees, will be between $500,000 and $600,000.  The agreement contains customary events of default, including without limitation events of default based on payment obligations, material inaccuracies of representations and warranties, covenant defaults, final judgments and orders, unenforceability of the agreement, material ERISA events, change in control, insolvency proceedings, and defaults under certain other obligations.

An event of default may cause the applicable interest rate and fees to increase by 2% until such event of default has been cured, waived, or amended. The agreement contains typical negative covenants, including, among other things, that the borrower will not incur indebtedness except for permitted indebtedness or make any investments except for permitted investments, declare dividends or repurchase its stock except as permitted, acquire any subsidiaries except in connection with a permitted acquisition, or merge or consolidate with any other entity or acquire all or substantially all of the assets of any other company outside the ordinary course of business.

At the closing date of the credit agreement, we had no outstanding indebtedness under the Credit Agreement. An aggregate of slightly more than $10 million was available for borrowing under the agreement as of the closing date.

Additionally, on August 25, 2020, upon execution of the agreement with PNC Bank, we terminated our existing bank credit line with U.S. Bank, under the Fourth Amended and Restated Loan Agreement, as amended as of May 28, 2020. The former agreement with U.S. Bank provided for a maximum borrowing capacity of up to $10,000,000, subject to compliance with certain financial tests. The former credit agreement would have matured on September 30, 2020. At the time of termination, we did not have any outstanding borrowings under the agreement with U.S. Bank and was in compliance with the amended covenants set forth in the former credit agreement. Our outstanding $1.0 million letter of credit under the agreement with U.S. Bank will remain outstanding subject to cash collateralization provided by us to U.S. Bank.

In addition to the foregoing, in response to the COVID-19 pandemic, we have taken other actions to preserve and fortify our liquidity, including reducing and deferring various operating and other expenses, temporarily furloughing employees, position eliminations, or reducing employee salaries, engaging in discussions with our landlords to negotiate better lease terms, reducing planned capital expenditures, and entering into a new revolving credit facility. In addition, we do not plan to utilize our cash to repurchase shares in fiscal 2020 in order to preserve our cash position. Our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described above. We believe that the above measures taken to increase and maintain our liquidity, including the new revolving credit agreement, together with cash generated from operations will be sufficient to fund our working capital and other cash flow requirements for at least the next 12 months. We continue to explore other options to access alternative liquidity sources which may include various government assistance programs and monetization of existing assets, and we will continue to consider other actions to improve our cash position, including but not limited to implementing further Selling, general and administrative expense reductions and foregoing or delaying capital expenditures.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Twenty-six weeks ended
	August 1,	August 3,
	2020	2019
Net cash provided by operating activities	$1,910	$1,349
Net cash used in investing activities	(3,378)	(4,945)
Net cash used in financing activities	(114)	(244)
Effect of exchange rates on cash	123	850
Net decrease in cash and cash equivalents	$(1,459)	$(2,990)

Operating Activities. Cash provided by operating activities increased $0.6 million for the twenty-six weeks ended August 1, 2020, as compared to the twenty-six weeks ended August 3, 2019. This increase in cash from operating activities was primarily driven by a focus on working capital management resulting in less inventory purchases compared to the same period in the prior year, reduced marketing spend and the temporary extension of payment terms with vendors and landlords.

Investing Activities. Cash used in investing activities decreased $1.6 million for the twenty-six weeks ended August 1, 2020 as compared to the twenty-six weeks ended August 3, 2019. This decrease in cash from investing activities was primarily driven by reductions in planned capital expenditure as a result of the COVID-19 pandemic.

Financing Activities. Cash used in financing activities decreased $0.1 million for the twenty-six weeks ended August 1, 2020, as compared to the twenty-six weeks ended August 3, 2019. This decrease in cash from financing activities was driven by less stock-based compensation vesting year-to-date in fiscal 2020 compared the same period in prior year resulting in the need for less shares withheld for taxes.

Capital Resources: As noted above, as of August 1, 2020, we had a consolidated cash balance of $25.3 million and approximately 82% of this balance was domiciled within the United States. On August 25, 2020, Build-A-Bear Workshop, Inc. entered into a Revolving Credit and Security Agreement with PNC Bank, National Association, as agent, unlocking additional capital resources for our use . Refer to foregoing sections for further discussion of this new facility.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America have shifted to shorter term leases to provide flexibility in aligning stores with market trends. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many new leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease before the end of its initial term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

Our leases in the U.K. and Ireland typically have terms of ten years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. However, for fiscal 2020, business rates have been forgiven by the U.K. government through March 2021. Rents are invoiced monthly or quarterly and paid in advance.

Capital spending through the twenty-six weeks ended August 1, 2020 totaled $3.4 million, which reflects previously committed investments in infrastructure to support our digital initiatives. In response to the COVID-19 pandemic, we have reduced future planned capital expenditures in fiscal 2020 to maintenance levels.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through August 1, 2020, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. Although we had $8.8 million of availability under the 2017 Share Repurchase Program as of May 2, 2020, currently we do not plan to utilize our cash to resume share repurchases in fiscal 2020. In addition, our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described above.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 1, 2020, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 3, 2020 - May 30, 2020	-	-	-	$8,795,529
May 31, 2020 - July 4, 2020	-	-	-	8,795,529
July 5, 2020 - Aug. 1, 2020	-	-	-	8,795,529
Total	-	-	-	$8,795,529

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Revolving Credit and Security Agreement dated as of August 25, 2020 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 31, 2020).

10.2	Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 101 of our Current Report on Form 8-K, filed on June 12, 2020)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2020

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)