Form 10-Q
period 2020-10-31
BUILD-A-BEAR WORKSHOP INC
filed 2020-12-10
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2020

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

As of December 7, 2020, there were 15,960,262 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	October 31,	February 1,	November 2,
	2020	2020	2019
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,809	$26,726	$6,167
Inventories, net	51,501	53,381	66,205
Receivables, net	7,950	11,526	10,250
Prepaid expenses and other current assets	5,427	7,117	6,327
Total current assets	90,687	98,750	88,949

Operating lease right-of-use asset	109,757	126,144	135,810
Property and equipment, net	55,421	65,855	65,954
Deferred tax assets	-	3,411	3,203
Other assets, net	3,572	3,102	2,761
Total Assets	$259,437	$297,262	$296,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,527	$15,680	$18,390
Accrued expenses	19,856	16,536	9,985
Operating lease liability short term	35,489	30,912	31,537
Gift cards and customer deposits	19,070	20,231	19,141
Deferred revenue and other	2,364	2,605	2,347
Total current liabilities	91,306	85,964	81,400

Operating lease liability long term	107,653	119,625	130,394
Deferred franchise revenue	866	1,325	1,289
Other liabilities	2,913	1,717	1,651

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at October 31, 2020, February 1, 2020 and November 2, 2019	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,960,262, 15,205,981 and 15,219,915 shares, respectively	160	152	152
Additional paid-in capital	72,344	70,633	69,955
Accumulated other comprehensive loss	(12,277)	(12,079)	(11,927)
Retained (deficit)/earnings	(3,528)	29,925	23,763
Total stockholders' equity	56,699	88,631	81,943
Total Liabilities and Stockholders' Equity	$259,437	$297,262	$296,677

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Revenues:
Net retail sales	$72,368	$66,575	$157,354	$222,837
Commercial revenue	1,858	2,560	3,056	8,507
International franchising	447	1,249	1,240	2,616
Total revenues	74,673	70,384	161,650	233,960

Costs and expenses:
Cost of merchandise sold - retail	38,715	40,284	102,300	126,722
Store asset impairment	162	-	7,044	-
Cost of merchandise sold - commercial	782	1,412	1,309	3,887
Cost of merchandise sold - international franchising	251	962	636	2,417
Total cost of merchandise sold	39,910	42,658	111,289	133,026
Consolidated gross profit	34,763	27,726	50,361	100,934
Selling, general and administrative expense	33,091	35,412	81,332	106,940
Interest expense, net	2	8	6	21
Income (loss) before income taxes	1,670	(7,694)	(30,977)	(6,027)
Income tax expense (benefit)	10	(1,821)	2,476	(126)
Net income (loss)	$1,660	$(5,873)	$(33,453)	$(5,901)

Foreign currency translation adjustment	26	(349)	(198)	92
Comprehensive income (loss)	$1,686	$(6,222)	$(33,651)	$(5,809)

Income (loss) per common share:
Basic	$0.11	$(0.40)	$(2.24)	$(0.40)
Diluted	$0.11	$(0.40)	$(2.24)	$(0.40)

Shares used in computing common per share amounts:
Basic	14,999,786	14,752,307	14,923,304	14,697,592
Diluted	15,220,432	14,752,307	14,923,304	14,697,592

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	October 31,	November 2,
	2020	2019

Cash flows provided by (used in) operating activities:
Net loss	$(33,453)	$(5,901)
Adjustments to reconcile net less to net cash provided by (used in) operating activities:
Depreciation and amortization	9,905	10,359
Share-based and performance-based stock compensation	1,250	1,827
Impairment of right-of-use assets and fixed assets	7,044	-
Deferred taxes	3,388	(106)
Provision for doubtful accounts	577	(140)
Loss on disposal of property and equipment	162	33
Change in assets and liabilities:
Inventories, net	1,728	(7,971)
Receivables, net	2,944	370
Prepaid expenses and other assets	1,667	6,610
Accounts payable and accrued expenses	4,075	(4,715)
Operating leases	5,449	1,892
Gift cards and customer deposits	(1,128)	(2,916)
Deferred revenue	(540)	(905)
Net cash provided by (used in) operating activities	3,068	(1,563)
Cash flows used in investing activities:
Purchases of property and equipment	(4,029)	(10,099)
Net cash used in investing activities	(4,029)	(10,099)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of withholding tax payments	(114)	(245)
Net cash used in financing activities	(114)	(245)
Effect of exchange rates on cash	143	180
Net decrease in cash and cash equivalents	(932)	(11,727)
Cash and cash equivalents, beginning of period	28,395	19,547
Cash and cash equivalents, end of period	$27,463	$7,820

Supplemental disclosure of cash flow information:
Total cash, cash equivalents and restricted cash	$27,463	$7,820
Less: Restricted cash from long-term deposits	$(1,654)	$(1,653)
Total cash and cash equivalents	$25,809	$6,167

Net cash received (paid) during the period for income taxes	$135	$2,055

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

COVID-19 Pandemic

In March 2020, the World Health Organization announced that COVID-19 is a global pandemic. On  March 17, 2020, the Company announced the temporary closure of all corporately-managed stores in the United States, Canada, the United Kingdom, Denmark and Ireland as a result of local and governmental restrictions due to the pandemic. In addition, on March 26, 2020, the Company announced the temporary closure of its warehouse and e-commerce fulfillment center in Ohio as it reviewed its process related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The Ohio warehouse was reopened on April 1, 2020 following the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as merchandise is shipped to stores and e-commerce orders are fulfilled. The Company took various initial steps in response to COVID-19, such as furloughing employees, reducing compensation for all corporate employees including its executive officers, delaying payment of bonuses and 401(k) plan matching contributions, reducing planned capital expenditures to maintenance levels, deferring payments through extension of terms, and leveraging outstanding rent payments to landlords and high optionality in the leases in its real estate portfolio to aggressively renegotiate more favorable terms. During the second quarter, the Company reopened the vast majority of its corporately-managed store locations, many with shortened hours of operations and lower traffic levels, saw strong digital demand on its e-commerce site, accelerated its omni-channel competencies, and continued disciplined expense management and cash preservation which included the renegotiation of lease terms to include rent reductions, deferrals and abatements.

Operational and Distribution Network Update for the third quarter due to COVID-19:

●	During the third quarter, the vast majority of the Company's corporately-managed store fleet remained opened in accordance with local law, with temporary closures and other related restrictions (e.g. safe at home or stay at home orders) continuing to fluctuate on a localized level, resulting in 7% fewer operating days in the third quarter. The Company ended the quarter with approximately 98% of its corporately-managed store locations open for operations, although certain stores in the United Kingdom were closed following the end of the third quarter, as discussed below.
●
The Company’s e-commerce site was fully operational throughout the quarter. The Company continued to see strong digital demand with growth rates at triple-digit levels compared to the comparable period in 2019.

●	The Company continued to enhance its omni-channel capabilities of “Buy Online, Ship From Store” and “Buy Online, Pick Up In Store” by expanding the number of stores that are eligible to fulfill digital orders including the initialization of “Click and Collect” orders in its United Kingdom locations, a form of "Buy Online, Pick Up In Store" for U.K. operations. The Company believes these programs are an efficient use of available store labor and inventory to support the expected ongoing strong digital demand.
●	The Company renegotiated lease terms to include rent reductions, deferrals and abatements on 99% of North American locations and almost 90% of those in the UK since the onset of the pandemic.
●	The Company maintained disciplined expense management and cash preservation across the business including continued delayed payment of bonuses earned by executive officers for 2019 performance and the Company matching contribution to its 401(k) plan. The Company also continued to limit its capital expenditures to maintenance levels.

●	In light of the Company's improved financial performance, on October 6, 2020, the Company’s Compensation Committee authorized the return of base salaries to the amounts that were effective prior to the salary reductions for all employees, including the Company’s executive officers. The restoration of the base salaries was effective September 27, 2020, and was not retroactive to the date salaries were reduced in March 2020.
●	The Company’s supply chain experienced no significant disruptions in the quarter with the Company able to receive deliveries in a timely manner.
●
The Company’s franchisees ended the quarter with 74 locations open and operating as permitted by law across Africa, Asia, Australia, the Middle East and South America, while one location remained temporarily closed due to COVID- 19.

●	Select locations associated with the Company’s third-party retail model were operating at the end of the quarter.

              At the beginning of the fourth quarter, the Company temporarily closed 43 stores in the United Kingdom as a result of governmental COVID-19 mandates. These temporary closures were in addition to two stores that were temporarily closed in Ireland shortly before the end of the third quarter due to  COVID-19 mandates. As of December 2, 2020, 39 of these locations in the United Kingdom reopened as restrictions in those jurisdictions were eased.

The Company's operating results for the thirteen and thirty-nine weeks ended October 31, 2020  may not be indicative of the results that may be expected for the fiscal year ending January 30, 2021 primarily due to the impact of the COVID-19 pandemic. The pandemic has had, and will continue to have, a negative impact on the Company's retail store operations and financial condition and will continue to affect its cash flows, although the full extent is uncertain at this time. As the pandemic continues to evolve, the extent of the future impact will depend on additional developments, including, but not limited to, the duration and extent of any temporary closing of certain of its stores, the enactment and duration of governmentally-mandated quarantines, shelter-in-place orders and other travel restrictions within the U.S. and other affected countries, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact including approval and distribution of vaccines, the duration, timing and severity of the impact on consumer spending (including the recession resulting from the pandemic), and how quickly and to what extent economic and operating conditions can recover and resume, all of which are highly uncertain and cannot be predicted.

In addition, the Company’s business is subject to seasonal fluctuations, with significant portions of the Company’s revenues and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. Therefore, the results for the thirteen and thirty-nine weeks ended October 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2021, or for any other future interim period or for any future year.

The Company had not borrowed on its credit facility as of December 7, 2020. Inclusive of the Company's credit facility, the Company's liquidity may be negatively impacted if the pandemic results in the temporary closure of certain of its stores in various locations due to local mandates or requirements. The Company believes that its current cash balance, access to its revolving credit facility, along with the expense management and cash preservation actions taken, provide it with sufficient, current liquidity. Due to the ongoing uncertainty regarding the future impact of COVID-19 and consumer shopping behavior, the Company expects to continue to carefully manage its cash position, and may take further actions to further improve its cash position, including but not limited to, monetizing Company assets, continuing its more aggressive inventory management, reimplementing employee furloughs or further position eliminations, and continuing to forego capital expenditures and other discretionary expenses.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended February 1, 2020. An update and supplement to these policies is needed for the Company's accounting for government assistance and long-live asset impairment.

Government Grants

The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID-19 related government programs for payroll paid to employees who were paid while not providing services to the Company during the first three quarters of fiscal 2020. These programs require the Company to apply to the government for reimbursement of wages based on the applicable laws and programs within each jurisdiction. Through review of and application to these programs, the Company believes it qualifies for such reimbursement, and it is probable that the expenses will be reimbursed. As a result, the Company recorded a reduction to expenses of approximately $0.3 million for the thirteen weeks ended October 31, 2020 and $3.3 million for the thirty-nine weeks ended October 31, 2020 related to these wages within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ending October 31, 2020 and as of the end of the third quarter $1.2 million of the reimbursement was outstanding from tax authorities.

Long-live Assets, including right-of-use operating lease assets

Whenever facts and circumstances indicate that the carrying value of long-lived assets and right-of-use operating lease assets  may not be recoverable, the carrying value of those assets is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company typically performs an annual assessment of its store assets in the direct-to-consumer (“DTC”) segment, based on operating performance and forecasts of future performance. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for its store fleet. The Company performed the recoverability test for these assets by comparing the estimated undiscounted future cash flows over the remaining useful life for its long-lived assets and right-of-use assets and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted future cash flows for the remaining useful life of the respective assets.

The Company estimated fair values of these long-lived assets based on its discounted future cash flows for the remaining useful life of the asset or market rent assessments. The Company's analysis indicated that the carrying values of certain of its long-lived assets exceeded their respective fair values determined by the discounted future cash flow analysis or the market rent assessment. As a result, the Company recognized an impairment charge of $0.2 million for the thirteen weeks ended October 31, 2020, with approximately $0.1 million for right-of-use operating lease assets and $0.1 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, and machinery and equipment. For the thirty-nine weeks ended October 31, 2020 the Company has recognized impairment charges totaling $7.0 million, with approximately $3.6 million for right-of-use operating lease assets and $3.4 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. These charges are recorded in Store asset impairment within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the respective periods. These impairment charges were primarily driven by lower than projected revenues and the effect of temporary store closures as a result of the COVID-19 pandemic. The majority of the impairment was recorded for assets associated with stores in North America. For the thirteen weeks ended November 2, 2019, the Company recorded no impairment charges and for the thirty-nine weeks ended November 2, 2019 the Company recorded impairments charges of $5.9 million on right-of-use assets into retained earnings as a result of the adoption of ASC 842, Leases.

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

2. Revenue

Nearly all the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 97% of consolidated revenue for the third quarter of fiscal 2020. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

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

For the Company’s gift cards, revenue, including any related gift card discounts, is deferred for single transactions until redemption. Historically, the vast majority of gift card redemptions have occurred within three years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

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

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreements are ongoing and include operations and product development support and training, generally concentrated around new store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years, or if the agreement is terminated prior to the end of the term. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue on the consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee which generally occurs upon delivery to the customer.

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchisees and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Operating lease costs	8,880	10,260	28,464	31,030
Variable lease costs	1,000	514	1,422	1,828
Short term lease costs	17	255	111	940
Total Operating Lease costs	$9,897	$11,029	$29,997	$33,798

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating cash flows for operating leases	9,949	10,872	25,878	33,061

As of October 31, 2020 and November 2, 2019, the weighted-average remaining operating lease term was 5.0 years and 5.8 years, respectively, and the weighted-average discount rate was 6.0% and 5.9%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

As discussed above, the Company incurred impairment charges during the thirteen and thirty-nine weeks ended October 31, 2020, of $0.1 million and $3.6 million, respectively, against right-of-use operating lease assets.

During the second and third quarters, the Company renegotiated a large portion of its store lease portfolio resulting in a combination of rent reductions, deferments, and abatements in North America and the United Kingdom and Ireland. These negotiations have increased the percentage of leases with variable rent structures resulting in the increase in variable rent expense for the thirteen weeks ended October 31, 2020 compared to thirteen weeks ended November 2, 2019. For these renegotiated leases, under ASC 842 Leases, the Company assessed if the renegotiated leases represented a new, separate contract or a modification of the existing lease. The Company concluded all renegotiated leases represented a modification of terms of each existing agreement. As such, the Company remeasured the lease liability and decreased the carrying amount of the right-of-use asset in proportion to the modification of the existing lease and recognized in profit or loss any difference between the reduction in the lease liability and the reduction in the right-of-us asset, which had an immaterial impact on the second quarter results. The Company remains in negotiations with certain landlords for those stores not already renegotiated and expects further rent reductions, deferments or abatements to be recognized in the fourth quarter of the current fiscal year.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2020	11,890
2021	40,496
2022	30,635
2023	25,716
2024	21,532
Thereafter	35,861
Total minimum lease payments	166,130
Less: amount of lease payments representing interest	(22,988)
Present value of future minimum lease payments	143,142
Less: current obligations under leases	(35,489)
Long-term lease obligations	$107,653

As of October 31, 2020, the Company had an additional executed lease that had not yet commenced with operating lease liabilities of $1.3 million. This lease is expected to commence in 2021 with a lease term of ten years.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31,	February 1,	November 2,
	2020	2020	2019
Prepaid occupancy (1)	$691	$1,097	$1,426
Prepaid income taxes	233	164	879
Prepaid insurance	31	628	132
Prepaid gift card fees	1,312	1,413	1,285
Other (2)	3,160	3,815	2,605
Total	$5,427	$7,117	$6,327

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.
(2)	Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 31,	February 1,	November 2,
	2020	2020	2019
Accrued wages, bonuses and related expenses	$14,844	$13,373	$8,116
Sales and value added taxes payable	3,317	1,489	1,360
Accrued rent and related expenses (1)	1,596	726	491
Current income taxes payable	99	948	18
Total	$19,856	$16,536	$9,985

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

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

For the thirteen weeks ended October 31, 2020 and November 2, 2019, Selling, general and administrative expense included $0.5 million and $0.4 million, respectively, of stock-based compensation expense, and for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, Selling, general and administrative expense included $1.3 million and $1.8 million, respectively. As of October 31, 2020, there was $2.8 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.3 years.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended October 31, 2020:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, February 1, 2020	923,254	$9.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled or expired	(102,516)	8.13
Outstanding, October 31, 2020	820,738	$9.97

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirty-nine weeks ended October 31, 2020:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2020	453,403	$6.71	262,964	$7.59
Granted	767,390	2.45	157,374	2.78
Vested	(260,317)	6.98	(56,380)	8.85
Forfeited	(18,408)	6.79	-	-
Canceled or expired	-	-	(27,517)	8.85
Outstanding, October 31, 2020	942,068	$3.16	336,441	$5.03

The total fair value of shares vested during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $2.3 million and $2.1 million, respectively.

In October 2020, the Company awarded three-year performance-based restricted stock subject to the achievement of liquidity, profitability and strategic performance objectives for fiscal 2020, 2021 and 2022 and assigned a weighting to each objective. Profitability will be measured by the Company’s achievement of consolidated earnings before interest and taxes (“EBIT”). The EBIT targets for the 2021 and 2022 fiscal years were not established by the Compensation and Development Committee of the Board as of the award date. As a result, under ASC 718 Compensation - Stock Compensation the expense related to these EBIT awards will not begin recognition until the targets are established by the Compensation and Development Committee as this portion of the award is not considered granted until the specific targets are established.

The outstanding performance shares as of October 31, 2020 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2018 - 2020 consolidated total revenue growth objectives	20,756
2018 - 2020 consolidated pre-tax income growth objectives	62,500
2019 - 2021 consolidated pre-tax income growth objectives	95,811
2020 - 2022 consolidated liquidity and strategic performance objectives	89,168
2020 - 2022 consolidated earnings before interest and taxes (EBIT) objectives	68,206
Performance shares outstanding, October 31, 2020	336,441

7. Income Taxes

The Company's effective tax rate was 0.6% and -8.0% for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, compared to 23.7% and 2.1% for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. The 2020 effective tax rate differed from the statutory rate of 21% primarily due to no tax expense or benefit being recorded on the current quarter's pretax income or the year-to-date pretax loss as a full valuation allowance has been recorded globally.  In addition, the first thirty-nine weeks of fiscal 2020 was impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions.  The 2019 effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss companies and the $0.2 million tax impact of equity awards vesting.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended  October 31, 2020 and November 2, 2019 (in thousands):

	For the thirteen weeks ended October 31, 2020					For the thirteen weeks ended November 2, 2019

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$156	$71,906	$(12,303)	$(5,188)	$54,571	$152	$70,295	$(11,579)	$29,637	$88,505
Issuance of restricted/performance stock	$4	$(4)			-		$(1)			(1)
Stock-based compensation		441			441		(340)			(340)
Shares withheld in lieu of tax withholdings					-					-
Other		1			1		1	1	(1)	1.00
Other comprehensive income (loss)			26		26			(349)		(349)
Net income (loss)				1,660	1,660				(5,873)	(5,873)
Balance, ending	$160	$72,344	$(12,277)	$(3,528)	$56,699	$152	$69,955	$(11,927)	$23,763	$81,943

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 (in thousands):

	For the thirty-nine weeks ended October 31, 2020					For the thirty-nine weeks ended November 2, 2019

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$152	$70,633	$(12,079)	$29,925	$88,631	$150	$69,088	$(12,018)	$37,094	$94,314
Adoption of new accounting standard	-	-	-	-	-	-	-	-	(7,430)	(7,430)
Subtotal	$152	$70,633	$(12,079)	$29,925	$88,631	$150	$69,088	$(12,018)	$29,664	$86,884
Issuance of restricted/performance stock	8	491			499	2	(248)			(246)
Stock-based compensation		1,334			1,334		1,114			1,114
Shares withheld in lieu of tax withholdings	(1)	(114)			(115)					-
Other	1				1		1	(1)		0
Other comprehensive income (loss)			(198)		(198)			92		92
Net loss				(33,453)	(33,453)				(5,901)	(5,901)
Balance, ending	$160	$72,344	$(12,277)	$(3,528)	$56,699	$152	$69,955	$(11,927)	$23,763	$81,943

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

In August 2017, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million. From the date of such authorization through the program expiration on September 30, 2020, the Company had repurchased approximately 1.3 million shares at an average price of $8.75 per share for an aggregate amount of approximately $11.2 million. The Company does not plan to utilize cash to resume share repurchases in fiscal 2020. In addition, the Company's ability to repurchase shares is limited by conditions set forth by its lender in its credit agreement, as described below.

9. Income per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
NUMERATOR:
Net income (loss)	$1,660	$(5,873)	$(33,453)	$(5,901)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,999,786	14,752,307	14,923,304	14,697,592
Dilutive effect of share-based awards:	220,646	-	-	-
Weighted average number of common shares outstanding - dilutive	15,220,432	14,752,307	14,923,304	14,697,592

Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.11	$(0.40)	$(2.24)	$(0.40)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.11	$(0.40)	$(2.24)	$(0.40)

In calculating the diluted income per share for the thirteen and thirty-nine weeks ended October 31, 2020, options to purchase 822,360 and 849,351 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine weeks ended November 2, 2019, options to purchase 923,715 and 928,236 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at  October 31, 2020 and November 2, 2019 was comprised entirely of foreign currency translation. For the thirteen weeks ended October 31, 2020 and November 2, 2019, the Company had no reclassifications out of accumulated other comprehensive income (loss).

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended October 31, 2020
Net sales to external customers	$72,368	$1,858	$447	$74,673
Income before income taxes	713	803	154	1,670
Capital expenditures	651	-	-	651
Depreciation and amortization	3,186	8	-	3,194
Thirteen weeks ended November 2, 2019
Net sales to external customers	$66,575	$2,560	$1,249	$70,384
(Loss) Income before income taxes	(8,578)	753	131	(7,694)
Capital expenditures	5,155	-	-	5,155
Depreciation and amortization	3,560	-	1	3,561

Thirty-nine weeks ended October 31, 2020
Net sales to external customers	$157,354	$3,056	$1,240	$161,650
(Loss) Income before income taxes	(31,802)	997	(172)	(30,977)
Capital expenditures	4,029	-	-	4,029
Depreciation and amortization	9,882	23	0	9,905
Thirty-nine weeks ended November 2, 2019
Net sales to external customers	$222,837	$8,507	$2,616	$233,960
(Loss) Income before income taxes	(9,385)	3,488	(130)	(6,027)
Capital expenditures	10,099	-	-	10,099
Depreciation and amortization	10,354	-	5	10,359
Total Assets as of:
October 31, 2020	244,030	7,088	8,319	$259,437
November 2, 2019	281,365	7,508	7,804	296,677

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 31, 2020
Net sales to external customers	$62,768	$11,320	$585	$74,673
Thirteen weeks ended November 2, 2019
Net sales to external customers	$57,503	$11,557	$1,324	$70,384

Thirty-nine weeks ended October 31, 2020
Net sales to external customers	$137,404	$23,126	$1,120	$161,650
Property and equipment, net	51,314	4,107	-	55,421
Thirty-nine weeks ended November 2, 2019
Net sales to external customers	$198,900	$32,639	$2,421	$233,960
Property and equipment, net	60,481	5,462	11	65,954

For purposes of this table only:
(1) North America includes corporately-managed locations in the United States, Canada, Puerto Rico.
(2) Europe includes corporately-managed locations in the U.K., Ireland, Denmark and franchise businesses in Europe
(3) Other includes franchise businesses outside of North America and Europe and includes a corporately-managed location in China

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. In November 2019, the first-tier tribunal issued a ruling that duty was due on some, but not all, of the products at issue. Both the Company and the U.K. customs authority have appealed that ruling. The Company currently expects that the appeal on the matter will be heard by the upper tribunal sometime during the first half of calendar year 2021. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of October 31, 2020, the Company had a gross receivable balance of $4.5 million and a reserve of $3.6 million, leaving a net receivable of $0.9 million. The Company believes that the outcome of this dispute will not have a material adverse impact on its results of operations, liquidity or financial position.

13. Line of Credit

On August 25, 2020, Build-A-Bear Workshop, Inc. entered into a Revolving Credit and Security Agreement among the Company, as borrowing agent; Build-A-Bear Retail Management, Inc., together with the Company, as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd.; the lenders party thereto; and PNC Bank, National Association ("PNC Bank"), as agent for lenders.

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

At the closing date of the agreement and the end of the third quarter, the Company had no outstanding indebtedness under the agreement. As of October 31, 2020, the Company's borrowing base was slightly more than $11.5 million under the agreement. As a result of the $1.0 million letter of credit against the line of credit at the end of the third quarter, the Company's had $10.5 million available for borrowing with PNC Bank.

Additionally, on August 25, 2020, upon execution of the agreement with PNC Bank, the Company terminated its existing bank credit line with U.S. Bank, under the Company’s Fourth Amended and Restated Loan Agreement, as amended as of May 28, 2020. The former agreement with U.S. Bank provided for a maximum borrowing capacity of up to $10,000,000, subject to compliance with certain financial tests. The former credit agreement would have matured on September 30, 2020. At the time of termination, the Company did not have any outstanding borrowings under the agreement with U.S. Bank and was in compliance with the amended covenants set forth in the former credit agreement. The $1.0 million letter of credit that was outstanding under the agreement with U.S. Bank at the time of termination was subsequently cancelled and a replacement $1.0 million letter of credit was issued under the credit agreement with PNC Bank.

As part of obtaining the new credit agreement, the Company incurred approximately $0.6 million of issuance costs and fees. As previously stated, the Company had no outstanding borrowings at the beginning of the facility, therefore these costs and fees were recorded as a deferred asset within the Other assets, net line item within the Condensed Consolidated Balance Sheets and will be amortized over the length of the five-year agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as filed with the SEC, and include the following:

●	our business, operations and financial results have been and will continue to be negatively affected by the COVID-19 pandemic including the temporary closure of retail store locations which continues to fluctuate on a localized basis, presenting ongoing uncertainty relating to our anticipated duration and scope of the pandemic in areas in which we operate, as well as the restrictions imposed by federal, state, and local governments in response to the pandemic;
●

any sustained decline in general global economic conditions, caused by the COVID-19 pandemic or otherwise, could lead to disproportionately reduced consumer demand for our products, including those sold by our third-party retailers, which represent relatively discretionary spending, would cause an adverse effect on our liquidity and profitability;

●

we depend upon the shopping malls and tourist locations in which our corporately-managed stores and our third-party retail locations are situated to attract guests and a decline in consumer traffic, or if such consumer traffic does not return to levels that we saw prior to the COVID-19 pandemic, could adversely affect our financial performance and profitability;

●	in connection with the reopening of our stores, we have modified our interactive shopping experience in order to comply with recommended social distancing and sanitation practices. These modifications could have a negative impact on the appeal of our interactive shopping experience, reduce guest traffic to our stores, and decrease the volume of guest that may be able to enjoy our interactive shopping experience which could adversely impact our ability to operate our stores profitably;
●	we may experience store closures in shopping malls and tourist locations and other impacts to our business resulting from civil disturbances;
●	we believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand, which in turn contributes to the success of our ecommerce platform and drives repeat customer transactions; if the revised experiences we are offering do not create the same guest affinity for our brand, it may adversely affect the value of our brand;
●	birthdays and other special occasions have historically been a key driver for store traffic, and our inability to host such events due to COVID restrictions or if our guests are not willing to hold such events at our stores may adversely affect store performance and our overall profitability;
●	a significant part of our revenue and net income comes during the holiday selling season; if the COVID-19 pandemic adversely affects consumers spending during this year’s holiday season our financial condition and flexibility could be adversely affected;
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

●

we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws such as the GDPR or the General Data Protection Regulation, the CCPA or the California Privacy Rights Act (as adopted), or expectations, we could be subject to liability as well as damage to our reputation;

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of October 31, 2020, we had 358 corporately-managed stores globally and had 75 internationally franchised stores under the Build-A-Bear Workshop brand, with select locations temporarily closed due to government restrictions brought on by the COVID-19 pandemic. In addition to these stores, we sell products on our company-owned e-commerce sites, our franchisees sell products through sites that they manage and our third parties sell products on their sites under wholesale agreements.

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

•	International franchising – Royalties as well as development fees and the sales from products and fixtures from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

COVID-19 and Business Update

Our results of retail store operations for the thirteen and thirty-nine weeks ended October 31, 2020, were significantly negatively impacted by the effects of COVID-19, reflected by the 7% fewer operating days in the third quarter driven by the significant impact of temporary store closures. As of October 31, 2020, we had reopened the vast majority of our corporately-managed store locations, many with shortened hours of operations and lower traffic levels. This continued to drive consumer spending to our e-commerce sites, which were fully operational throughout the quarter, and which experienced a significant increase in demand. We continued to embrace this trend and worked to capitalize and leverage our investments to become a more digitally-focused organization with initiatives that are in step with our strategic business model:

●	We delivered our twelfth consecutive quarter of double-digit or greater growth in e-commerce demand and were able to leverage available store labor and inventory to support the heightened digital demand with "buy online, ship from store" and "buy online, pick up in store or curbside" fulfillment options;
●	We continued to refine and improve our digital marketing efforts leveraging the added CRM capabilities that come with our engagement with Salesforce to create meaningful consumer journeys that have multiple touch points with the goal of driving sales and ultimately increasing lifetime value;
●	We continued to enhance our omni-channel capabilities of “Buy Online, Ship From Store” and “Buy Online, Pick Up In Store” by expanding the number of stores that are eligible to fulfill digital orders including the initialization of “Click and Collect” orders in our U.K. locations, a form of "Buy Online, Pick Up In Store" for U.K. operations. We believe these programs are an efficient use of available store labor and inventory to support the ongoing strong digital demand;
●

We created engaging live streaming events for key promotions such as National Teddy Bear Day and new product introductions as part of the creation and digital delivery of content which is an important part of the expression of our brand and as a tool to drive further connection and generate incremental sales; and

●	We have advanced key entertainment platforms, from the increased listenership on Build-A-Bear radio on iHeart to the launch of a new CD to our first live action film in conjunction with Hallmark for the holidays.

In response to COVID-19, we maintained our disciplined expense management and cash preservation efforts across all areas of the business by continuing the delay of payment of bonuses earned by executive officers for 2019 performance and the Company matching contribution to its 401(k) plan and we continued to limit our capital expenditures to maintenance levels. On October 6, 2020, our compensation committee authorized the return of base salaries to the amounts that were effective prior to the salary reductions for all employees, including our executive officers. The restoration of the base salaries was effective September 27, 2020, and was not retroactive to the date salaries were reduced in March 2020. In the last six months, due to our high level of strategic lease flexibility, we renegotiated lease terms to include rent reductions, deferrals and abatements on 99% of North American locations and almost 90% of those in the U.K. After these negotiations, we have maintained a high level of lease flexibility with over 70% of our leases still coming up for renewal in the next three years. Our supply chain experienced no significant disruptions during the quarter and we were able to receive deliveries in a timely manner.

At the beginning of the fourth quarter, we temporarily closed 43 stores in the United Kingdom as a result of governmental COVID-19 mandates. These temporary closures were in addition to two stores that were temporary closed in Ireland shortly before the end of the third quarter due to COVID-19 mandates. As of December 2, 2020, 39 of these locations in the United Kingdom reopened as restrictions in those jurisdictions were eased.

The ultimate economic impact of the COVID-19 pandemic remains highly uncertain, including the duration and severity of the COVID-19 outbreak, actions taken to contain its spread as well as its impact to consumer discretionary spending and the pace of economic recovery if and when effective vaccines are distributed and widely administered and the pandemic subsides.

Therefore, we currently are not able to estimate the full impact of COVID-19 on our financial condition and future results of operations. In the near term, we expect that this situation will have an adverse effect on our reported results for the fourth fiscal quarter of 2020 and possibly beyond. We will continue to actively monitor the effects of COVID-19 on the retail industry including e-commerce and our own business. Imposition (or re-imposition) of governmental restrictions such as new shelter in place orders or quarantines under the evolving conditions relating to the pandemic, resulting in periods of temporary store closures, changes in consumer shopping behaviors and reductions of consumer discretionary spending would require us to continue to evaluate our business assumptions and estimates. Such conditions would likely result in lower future net sales and cash flow, which could lead to impairment of our store and other assets, as well as increase the risks associated with excess inventory and bad debt.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirty-nine weeks ended
	October 31, 2020				November 2, 2019
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	316	55	1	372	311	59	1	371
Opened	3	-	-	3	16	1	-	17
Closed	(13)	(4)	-	(17)	(12)	(5)	-	(17)
End of period	306	51	1	358	315	55	1	371

As of October 31, 2020, 40% of our store base was in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of October 31, 2020, we had eight master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 13 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	October 31, 2020	November 2, 2019
Beginning of period	92	97
Opened	4	28
Closed	(21)	(21)
End of period	75	104

As of October 31, 2020, 74 franchised stores were operating and one remained temporarily closed due to COVID-19. In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a total market potential for approximately 300 international stores outside of the U.S., Canada, the U.K., Ireland and Denmark. We source fixtures and other supplies for our franchisees from China which significantly reduces the capital and lowers the expenses required to open franchises. We are leveraging new formats that have been developed for our corporately-managed locations such as concourses and shop-in-shops with our franchisees.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Revenues:
Net retail sales	96.9%	94.6%	97.3%	95.2%
Commercial revenue	2.5	3.6	1.9	3.7
International franchising	0.6	1.8	0.8	1.1
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	53.5	60.5	65.0	56.9
Store asset impairment	0.2	0.0	4.5	0.0
Cost of merchandise sold - commercial (1)	42.1	55.2	42.8	45.7
Cost of merchandise sold - international franchising (1)	56.2	77.0	51.3	92.4
Total cost of merchandise sold	53.4	60.6	68.8	56.9
Consolidated gross profit	46.6	39.5	31.2	43.1
Selling, general and administrative	44.3	50.3	50.3	45.7
Interest expense, net	0.0	0.0	0.0	0.0
Income (loss) before income taxes	2.2	(10.9)	(19.2)	(2.6)
Income tax expense (benefit)	0.0	(2.6)	1.5	(0.1)
Net income (loss)	2.2	(8.3)	(20.7)	(2.5)

Retail Gross Margin (2)	46.5%	39.5%	35.0%	43.1%

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

Thirteen weeks ended October 31, 2020 compared to thirteen weeks ended November 2, 2019

Total revenues. Consolidated revenues increased 6.1%, including a 9.2% increase in North America and partially offset by a 2.1% decrease in Europe. A triple-digit increase in consolidated e-commerce sales contributed to the increase in North American sales and reduced the overall decrease in sales in Europe.

Net retail sales for the thirteen weeks ended October 31, 2020 were $72.4 million, compared to $66.6 million for the thirteen weeks ended November 2, 2019, an increase of $5.8 million, or 8.7% compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirteen weeks ended
October 31, 2020
Impact from:
Existing stores	$(2,307)
E-commerce	$7,991
New stores	1,040
Store closures	(1,406)
Gift card breakage	(182)
Foreign currency translation	584
Deferred revenue estimates	72
Total Change	$5,793

The retail revenue increase was primarily the result of the increase in our e-commerce sales both in North America and the United Kingdom.

Commercial revenue was $1.9 million for the thirteen weeks ended October 31, 2020 compared to $2.6 million for the thirteen weeks ended November 2, 2019. The $0.7 million decrease is the result of decreased sales volume from our commercial customers as a result of COVID-19, which we believe is principally because the third-party retail locations serviced by our commercial customers were either temporarily closed or operated under governmentally-mandated restrictions for a portion or all of the third quarter.

International franchising revenue was $0.4 million for the thirteen weeks ended October 31, 2020 compared to $1.2 million for the thirteen weeks ended November 2, 2019. The $0.8 million decrease is primarily due to temporary closures of franchise locations due to governmentally-mandated restrictions in response to the COVID-19 pandemic and a reduction in new store openings resulting in a lower level of inventory and fixture sales to franchisees to support these openings.

Retail gross margin. Retail gross margin dollars increased $7.4 million to $33.7 million compared to the thirteen weeks ended November 2, 2019. The retail gross margin rate increased 701 basis points primarily driven by a decrease in fixed occupancy costs recorded through the end of the third quarter as a result of rent negotiations during the last six months and an increase in merchandise margin partially offset by increased warehouse and distribution costs.

Impairment of long-live assets, including right-of-use assets. As a result of the COVID-19 pandemic, we experienced lower than projected revenues and identified indicators of impairment for our store fleet. We performed an undiscounted future cash flow analysis over the long-lived assets and right-of-use assets for the remaining useful life of the assets and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted future cash flows. We estimated fair values of these long-lived assets based on our discounted future cash flows or market rent assessments. Our analysis indicated that the carrying values of our long-lived assets exceeded their respective fair values. As a result, we recognized an impairment charge of $0.2 million for the thirteen weeks ended October 31, 2020,with approximately $0.1 million for right-of-use operating lease assets and $0.1 million for fixed assets including leasehold improvements, fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. These charges are recorded in Store asset impairment within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the respective periods. The majority of the impairment was recorded for assets associated with stores in North America. For the thirteen weeks ended November 2, 2019, we recorded no impairment charges.

Selling, general and administrative. Selling, general and administrative expenses were $33.1 million for the thirteen weeks ended October 31, 2020, a decrease of $2.3 million compared to the thirteen weeks ended November 2, 2019. The decline was primarily due to lower labor costs resulting from temporary store closures and employee furloughs due to the COVID-19 pandemic, salary reductions, position eliminations, and reduced outside services costs.

Interest expense, net. Interest expense was $2,000 for the thirteen weeks ended October 31, 2020 compared to interest expense of $8,000 for the thirteen weeks ended November 2, 2019.

Benefit/Provision for income taxes. Income tax expense was less than $0.1 million with a tax rate of 0.6% for the thirteen weeks ended October 31, 2020 as compared to a benefit of $1.8 million with a tax rate of 23.7% for the thirteen weeks ended November 2, 2019.  In the third quarter of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to no tax expense being recorded on the pretax income as a full valuation allowance had been recorded globally and the company has a pretax loss year-to-date.  In the third quarter of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss companies.

Thirty-nine weeks ended October 31, 2020 compared to thirty-nine weeks ended November 2, 2019

Total revenues. Consolidated revenues decreased 30.9%, including a 30.9% decrease in North America and a 29.1% decrease in Europe, partially offset by a triple-digit increase in consolidated e-commerce sales.

Net retail sales for the thirty-nine weeks ended October 31, 2020 were $157.4 million, compared to $222.8 million for the thirty-nine weeks ended November 2, 2019, a decrease of $65.5 million, or 29.4%. The components of this decrease are as follows (dollars in millions):

Thirty-nine weeks ended
October 31, 2020
Impact from:
Existing stores	$(82,052)
E-commerce	$21,457
New stores	2,259
Store closures	(5,372)
Gift card breakage	(1,357)
Foreign currency translation	(158)
Deferred revenue estimates	(260)
Total Change	$(65,483)

The retail revenue decrease was the result of the closure of all of our corporately-managed stores beginning on March 18, 2020 with reopenings occurring throughout the second and third quarters resulting in fewer operating days over the first three quarters of the fiscal year compared to the same period in the prior year. This was partially offset by growth in e-commerce sales during the first three quarters of fiscal year 2020 compared to the same period in fiscal year 2019.

Commercial revenue was $3.1 million for the thirty-nine weeks ended October 31, 2020 compared to $8.5 million for the thirty-nine weeks ended November 2, 2019. The $5.4 million decrease is the result of decreased sales volume from our commercial customers as a result of COVID-19, which we believe is principally because the third-party retail locations serviced by our commercial customers were either temporarily closed or operated under governmentally-mandated restrictions for a portion of the 2020 fiscal year.

International franchising revenue was $1.2 million for the thirty-nine weeks ended October 31, 2020 compared to $2.6 million for the thirty-nine weeks ended November 2, 2019. The $1.4 million decrease is primarily due to the temporary closures of franchise locations due to  governmentally-mandated restrictions in response to the COVID-19 pandemic and a reduction in new store openings resulting in a lower level of inventory and fixture sales to franchisees to support these openings.

Retail gross margin. Retail gross margin dollars decreased $41.1 million to $55.1 million compared to the thirty-nine weeks ended November 2, 2019. The retail gross margin rate decreased 815 basis points primarily driven by fixed occupancy costs recorded during the year despite store closures as well as a deleverage of warehouse and distribution costs.

Impairment of long-live assets, including right-of-use assets. As a result of the COVID-19 pandemic, we experienced lower than projected revenues and identified indicators of impairment for our store fleet. We performed undiscounted future cash flow analysis over the long-lived assets and right-of-use assets for the remaining useful life of the asset and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted future cash flows. We estimated fair values of these long-lived assets based on our discounted future cash flows or market rent assessments. Our analysis indicated that the carrying values of our long-lived assets exceeded their respective fair values. For the thirty-nine weeks ended October 31, 2020 we recognized impairment charges totaling $7.0 million, with approximately $3.6 million for right-of-use operating lease assets and $3.4 million for fixed assets including leasehold improvements, fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. These charges are recorded in Store asset impairment within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the respective periods. The majority of the impairment was recorded for assets associated with stores in North America. For the thirty-nine weeks ended November 2, 2019, impairment charges of $5.9 million on right-of-use assets were recorded into retained earnings as a result of the adoption of ASC 842 Leases.

Selling, general and administrative. Selling, general and administrative expenses were $81.3 million for the thirty-nine weeks ended October 31, 2020, a decrease of $25.6 million compared to the thirty-nine weeks ended November 2, 2019. The decline was primarily due to lower labor costs resulting from temporary store closures, temporary salary reductions and employee furloughs due to the COVID-19 pandemic, a corporate reorganization that reduced corporate headcount as well as a decrease in marketing spend, variable sales fees, and outside services costs.

Interest expense, net. Interest expense was $6,000 for the thirty-nine weeks ended October 31, 2020 compared to interest expense of $21,000 for the thirty-nine weeks ended November 2, 2019.

Benefit/Provision for income taxes. Income tax expense was $2.5 million with a tax rate of -8.0% for the thirty-nine weeks ended October 31, 2020 as compared to a benefit of $0.1 million with a tax rate of 2.1% for the thirty-nine weeks ended November 2, 2019.  In the first thirty-nine weeks of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the pretax loss as a full valuation allowance has been recorded globally.  In addition, the first thirty-nine weeks of fiscal 2020 was impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions.  In the first thirty-nine weeks of fiscal 2019, the effective tax rate differed from the statutory rate of 21% primarily due to the valuation allowance being recorded in certain foreign loss companies and the $0.2 million tax impact of equity awards vesting.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions (including as a result of the COVID-19 pandemic or the implementation of additional tariffs) and consumer spending patterns; (2) changes in store operations due to our continuing assessment of and response to the COVID-19 pandemic apart from its effect on the general economy, including temporary store closures required by local governments or additional social distancing and sanitation practices recommended by federal, state or local authorities; (3) increases or decreases in our existing store and e-commerce sales; (4) fluctuations in the profitability of our stores; (5) the timing and frequency of the sales of licensed products tied to major theatrical releases and our marketing initiatives, including national media and other public relations events; (6) changes in foreign currency exchange rates; (7) the timing of new store openings, closings, relocations and remodeling and related expenses; (8) changes in consumer preferences; (9) the effectiveness of our inventory management; (10) the actions of our competitors or mall anchors and co-tenants; (11) seasonal shopping patterns and holiday and vacation schedules; (12) disruptions in store operations due to civil unrest; and (13) weather conditions.

The timing of store closures, relocations, remodels and openings (and re-openings) may result in fluctuations in quarterly results based on the revenues and expenses associated with each store location. Expenses related to store closings are typically incurred in stages: when the decision is made to close the store typically associated with a lease event such as an expiration or lease triggered clause; when the closure is communicated to store associates; and at the time of closure. We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening.

Because our retail operations include toy products which have sales that historically peak in relation to the holiday season as part of our revenue model, our sales are highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot provide assurance that this will continue to be the case. We are also unable to assess whether the COVID-19 pandemic will significantly affect this trend during the upcoming holiday season. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2014 fiscal fourth quarter had 14 weeks.

Liquidity and Capital Resources

As of October 31, 2020, we had a consolidated cash balance of $25.8 million and approximately 55% of this balance was domiciled within the United States. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

On August 25, 2020, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association ("PNC Bank"), as agent. The agreement provides for a senior secured revolving loan in aggregate principal amount of up to $25,000,000 (subject to a borrowing base formula), which may be increased with the consent of the lenders by an amount not to exceed $25,000,000. Borrowings under the agreement bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. The agreement matures on August 25, 2025 (unless terminated earlier in accordance with its terms) and requires compliance with conditions precedent that must be satisfied prior to any borrowing. The agreement also contains various representations, warranties and covenants that we consider customary for an asset-based credit facility. The agreement requires us to comply with one financial covenant, specifically, that we maintain availability (as determined in accordance with the agreement) at all times equal to or greater than the greater of (a) 12.5% of the loan cap and (b) $3,125,000 (subject to increase upon exercise of the increase option). The “loan cap” is the lesser of (1) $25,000,000 less the outstanding amount of loans and letters of credit under the agreement and (2) the borrowing base from time to time under the agreement. The agreement also contains various information and reporting requirements and provides for various fees customary for an asset-based lending facility. We anticipate the annual costs of maintaining the agreement, including interest and fees, will be between $500,000 and $600,000.  The agreement contains customary events of default, including without limitation events of default based on payment obligations, material inaccuracies of representations and warranties, covenant defaults, final judgments and orders, unenforceability of the agreement, material ERISA events, change in control, insolvency proceedings, and defaults under certain other obligations.

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

At the closing date of the Credit Agreement and at the end of the third quarter, we had no outstanding indebtedness under the Credit Agreement. As of October 31, 2020, the Company's borrowing base was slightly more than $11.5 million under the agreement. As a result of the $1.0 million letter of credit against the line of credit at the end of the third quarter, the Company's had approximately $10.5 million available for borrowing with PNC Bank.

Additionally, on August 25, 2020, upon execution of the agreement with PNC Bank, we terminated our existing bank credit line with U.S. Bank, under the Fourth Amended and Restated Loan Agreement, as amended as of May 28, 2020 which would have matured on September 30, 2020. The $1.0 million letter of credit that was outstanding under the agreement with U.S. Bank at the time of termination was subsequently cancelled and a replacement $1.0 million letter of credit was issued under the credit agreement with PNC Bank.

In addition to the foregoing, in response to the COVID-19 pandemic, we took other actions to preserve and fortify our liquidity during the 2020 fiscal year, including reducing and deferring various operating and other expenses, temporarily furloughing employees, position eliminations, or temporarily reducing employee salaries, negotiating better lease terms (including rent reductions, deferrals and abatements on 99% of North American locations and almost 90% of those in the U.K.), reducing or deferring planned capital expenditures. In the third quarter, as discussed in the overview, we restored employee salaries to their pre-reduction levels, effective September 27, 2020. In addition, we do not plan to utilize our cash to repurchase shares in fiscal 2020 in order to preserve our cash position. Our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described above. We believe that the above measures taken to increase and maintain our liquidity, including the new revolving credit agreement, together with cash generated from operations will be sufficient to fund our working capital and other cash flow requirements for at least the next 12 months. Due to the ongoing uncertainty regarding the future impact of COVID-19 and consumer shopping behavior, we expect to continue to carefully manage our cash position, and may take further actions to further improve our cash position, including but not limited to, monetizing our assets, continuing our more aggressive inventory management, reimplementing employee furloughs or further position eliminations, and continuing to forego capital expenditures and other discretionary expenses.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirty-nine weeks ended
	October 31,	November 2,
	2020	2019
Net cash provided by (used in) operating activities	$3,068	$(1,563)
Net cash used in investing activities	(4,029)	(10,099)
Net cash used in financing activities	(114)	(245)
Effect of exchange rates on cash	143	180
Net decrease in cash and cash equivalents	$(932)	$(11,727)

Operating Activities. Cash provided by operating activities increased $4.6 million for the thirty-nine weeks ended October 31, 2020, as compared to the thirty-nine weeks ended November 2, 2019. This increase in cash from operating activities was primarily driven by a focus on working capital management resulting in fewer inventory purchases compared to the same period in the prior year, reduced marketing spend and the temporary extension of payment terms with vendors and landlords.

Investing Activities. Cash used in investing activities decreased $6.1 million for the thirty-nine weeks ended October 31, 2020 as compared to the thirty-nine weeks ended November 2, 2019. This decrease in cash from investing activities was primarily driven by reductions in planned capital expenditure as a result of the COVID-19 pandemic.

Financing Activities. Cash used in financing activities decreased $0.1 million for the thirty-nine weeks ended October 31, 2020, as compared to the thirty-nine weeks ended November 2, 2019. This decrease in cash from financing activities was driven by less stock-based compensation vesting year-to-date in fiscal 2020 compared the same period in prior year resulting in the need for less shares withheld for taxes.

Capital Resources: As noted above, as of October 31, 2020, we had a consolidated cash balance of $25.8 million and approximately 55% of this balance was domiciled within the United States. On August 25, 2020, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association, as agent, providing us with additional capital resources. Refer to foregoing sections for further discussion of this new facility.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America have shifted to shorter term leases, many of which include variable rent structures, to provide flexibility in aligning stores with market trends. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many new leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease before the end of its initial term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending through the thirty-nine weeks ended October 31, 2020 totaled $4.0 million, which reflects previously committed investments in infrastructure to support our digital initiatives. In response to the COVID-19 pandemic, we have reduced planned capital expenditures in fiscal 2020 to maintenance levels.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through the program expiration on September 30, 2020, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. Currently we do not plan to utilize our cash to resume share repurchases in fiscal 2020. In addition, our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described above.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 31, 2020, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Aug. 2, 2020 - Aug. 29, 2020	-	-	-	$8,795,529
Aug 30, 2020 - Oct. 3, 2020	-	-	-	-
Oct. 4, 2020 - Oct. 31, 2020	-	-	-	-
Total	-	-	-	-

(1)

Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

(2)

In August 2017, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. This program authorized the Company to repurchase shares through September 30, 2020, did not require the Company to repurchase any specific number of shares. Shares repurchased under the program were subsequently retired. We do not plan to utilize our cash to resume share repurchases in fiscal 2020.  In addition, our ability to repurchase shares is limited by conditions set forth by our lender in our credit agreement, as described above.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on October 9, 2020)

10.2*	Description of Build-A-Bear Workshop, Inc. Three-Year Performance-Based Cash Program for C-Level Employees (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on October 9, 2020)

10.3*	Form of Restricted Stock Agreement under the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on October 9, 2020)

10.4*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on October 9, 2020)

10.5*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 of our Current Report on Form 8-K, filed on October 9, 2020)

10.6*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.6 of our Current Report on Form 8-K, filed on October 9, 2020)

10.7*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on October 9, 2020)

10.8*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.8 of our Current Report on Form 8-K, filed on October 9, 2020)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2020

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)