Form 10-K
period 2021-01-30
BUILD-A-BEAR WORKSHOP INC
filed 2021-04-15
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $2.36 for the shares on the New York Stock Exchange on August 1, 2020) was $36.8 million as of August 1, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 12, 2021, there were 15,979,039 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its June 10, 2021 Annual Meeting of Stockholders are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential,” “will,” “could,” “target,” “project,” “contemplate,” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance, especially in light of the continuing effects of the global pandemic on our store operations;

•	the sufficiency of our cash generated from operations and borrowings under our credit facilities;

•	our anticipated operating strategies and future strategic expansion initiatives;

•	our future capital expenditures;

•	our anticipated rate of store relocations, openings and closures; and

•	our anticipated costs related to store relocations, openings and closures.

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

The following discussion contains references to fiscal 2020 and fiscal 2019, which represent our fiscal years ending January 30, 2021 and February 1, 2020, respectively.

PART I

ITEM 1.	BUSINESS

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 and is primarily a multi-channel retailer offering a “make your own stuffed animal” interactive retail-entertainment experience. As of January 30, 2021, we operated 354 corporately-managed locations, including 305 stores in the United States (“U.S.”) and Canada, 49 stores in the United Kingdom (“U.K.”) Ireland, and China and had 71 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites, third-party marketplaces and franchisee sites and through retailer’s wholesale agreements. There were also 56 locations through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience. Select corporately-managed franchised and third party retail locations were temporarily closed due to government mandates as well as our policy related to potential exposure at various times throughout fiscal 2020 as well as at the end of the fiscal year, and most locations operated with other restrictions, such as reduced operating hours and capacity restrictions and limitations.

COVID-19 Pandemic

In March 2020, the World Health Organization announced that COVID-19 was a global pandemic. The pandemic has had far-reaching adverse impacts on many aspects of our operation, directly and indirectly, including our people, consumer behavior, distribution, our suppliers, and the market generally, particularly in our first and second quarters of fiscal 2020. In the first half of the year, we rapidly responded to the onset of a global pandemic that forced a government-mandated temporary closure of all of our corporately-operated stores as well as many third party and franchise locations. We took immediate action to protect the financial well-being of the company including aggressive expense management and cash preservation while pivoting to driving e-commerce demand even as our headquarters staff shifted to working remotely. As we moved into the second half and stores reopened on a staggered basis as guidelines transitioned, our focus turned to accelerating key strategic initiatives to drive digital transformation and evolve retail. The strong growth from our e-commerce channel was the main contributor to revenue in the first half after the temporary store closures that occurred and the demand continued in the second half bolstering our second half revenue and profitability.

The scope and nature of these impacts on our business and financial performance are discussed in more detail throughout this report, including within Item 1. "Business", Item 1A. "Risk Factors, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and the footnotes to our financial statements included in Item 15. "Exhibits and Financial Statement Schedules" below.

Segments and Geographic Areas

Our business is conducted through three reportable segments consisting of direct-to-consumer (“DTC”), commercial, and international franchising. Our reportable segments are primarily determined by the types of customers they serve and the types of products and services that they offer. Each reportable segment may operate in many geographic areas. Financial information related to our segments and the geographic areas in which we operate is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 15 — Segment Information to the consolidated financial statements for information regarding sales, results of operations and identifiable assets of the Company by business segment and by geographic area.

Description of Operations

Currently, we primarily operate specialty stores that provide a “make your own stuffed animal” interactive entertainment experience in which guests, with the help of our associates, visit a variety of stations to “assemble” and customize a stuffed animal. Our concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of consumers by offering a relevant selection of premium products that meet high quality standards and are on trend. In addition, products are sold through e-commerce sites, third-party retail locations, and franchisee sites. Our store experience appeals to a broad range of age groups and demographics, including children, as well as their parents and grandparents, teens, adult collectors and gift givers as well as affinity consumers. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our e-commerce sites, our mobile sites and apps as well as traditional, digital and social media. Guests visit our stores for multiple reasons including interactive family experiences, birthdays, parties and other milestone occasions as well as to purchase gifts including the “gift of experience” that comes with a gift card. We believe the hands-on and interactive nature of our stores and high touch service model result in guests forming an emotional connection with our brand.

We believe there are opportunities to leverage the strength of the Build-A-Bear brand to generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high quality brand that is emotionally connected with both kids and their parents as well as other teens and adults through expanded programs including outbound branded licensing and entertainment, which may positively impact other channels of distribution.

Operating Strategies

In fiscal 2020, after rapidly responding to the onset of a global pandemic in the fiscal first quarter, we continued to evolve and execute our strategic plan including accelerating key initiatives in the areas outlined below, which are intended to drive long-term shareholder value:

Further acceleration of our digital transformation including content and entertainment initiatives:

We continue to drive efforts to more effectively use technology and improve and enhance fulfillment capabilities while leveraging our expanded digital platforms to inform and drive marketing and content efforts in order to generate sales. This includes advancing our digital capabilities across the enterprise including our CRM (Customer Relations Management) programs with added technology combined with robust consumer data in order to efficiently acquire new consumers and drive lifetime value of existing guests, leveraging our over 10 million opted-in consumer database to increase engagement across social channels and through direct communications and using digital media, content and entertainment as marketing and brand-building tools to engage consumers and drive sales.

Rapidly evolving our retail capabilities which includes expanded e-commerce capabilities:

In the fall of 2017, we launched an upgraded e-commerce platform and have had double-digit or greater sales increases through this channel for every subsequent quarter following the launch. With increased digital demand, we have expanded our digital marketing and fulfillment capabilities to efficiently deliver the increase in order creation by adding diversified capability including improving warehouse throughput, developing buy online ship from store, pickup in store and curbside pickup options as well as partnering with services to provide same day delivery options from local store locations. In addition, we took actions to lower rent in brick-and-mortar store locations for both short- and long-term benefit by renegotiating over 90% of leases while continuing to maintain a high level of lease optionality with over 75% of stores maintaining an event in the next three years.

Maintaining financial stability and managing the liquidity needed to support our business while making strategic investments designed to drive future growth:

We remained focused on maintaining the liquidity needed to support our business including cash preservation and managing working capital as well as disciplined expense management while making strategic investments to upgrade our processes, systems and infrastructure with the goal of achieving long-term profitability improvement. In fiscal 2020, we finalized a five-year asset-based credit facility with PNC Bank.

Merchandise Sourcing and Inventory Management

Our stores and e-commerce sites offer an extensive and coordinated selection of merchandise, including a wide range of different styles of plush products to be stuffed, pre-stuffed plush products, sounds and scents that can be added to the stuffed animals and a broad variety of clothing, shoes and accessories, as well as other brand appropriate toy and novelty items, sourced from multiple vendors primarily in China and Vietnam. Our plush products and clothing are produced from high quality, man-made materials or natural fibers, and the stuffing is made of a high-grade polyester fiber.

We believe we comply with governmental toy safety requirements specific to each country where there are Build-A-Bear Workshop stores. Specifically, we believe all of the products sold in our stores and through our e-commerce sites meet Consumer Product Safety Commission (CPSC) requirements including the Consumer Product Safety Improvement Act (CPSIA) for children’s products. We also believe we comply with American Society for Testing and Materials (ASTM-F963), European Toy Safety Standards (EN71), China National Toy Standards (GB6675/GB5296.5), China Compulsory Certification (CCC), Australian/New Zealand Standard (AS/NZS 8124), Canadian Consumer Product Safety Act Toys Regulation (CCPSA), Chile Standard on Safety of Toys NCh 3251 and India Safety of Toys (IS:9873). Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate the age grading for the product and any special warnings in accordance with guidelines established by the CPSC or other applicable authority. We require our supplier factories to be compliant with the International Council of Toy Industries (ICTI) Ethical Toy Program certification or with other third-party social compliance programs. The ICTI Ethical Toy Program process is a social compliance program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide. In order to obtain this certification, each factory completes a rigorous evaluation performed by an accredited ICTI agent on an annual basis.

The average time from product conception to the arrival in stores is approximately 12 months, including approximately 90 to 120 days from the beginning of production to in-store delivery. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating less productive styles. Our relationships with our vendors generally are on a purchase order basis without contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.

As part of our disciplined approach to working capital and strong management of vendor relationships, as of January 30, 2021 our inventory balance decreased $6.4 million compared to February 1, 2020. While we are comfortable with the receipt flow, level, and composition of our inventory, we continue to manage our supply chain to mitigate logistics disruptions and delays in product shipments.

Distribution and Logistics

We own a 350,000 square-foot distribution center in Groveport, Ohio (near Columbus) that serves the majority of our stores in the United States and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025, to fulfill our store and e-commerce fulfillment needs. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract with a third-party distribution center in Shanghai, China which is currently on a month-to-month extension while negotiations for an agreement are on-going.

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

During fiscal 2020, we introduced "Buy Online, Ship From Store" and "Buy Online, Pick Up In Store" for orders placed in the United States and "Click and Collect" for orders placed in the United Kingdom. These programs allow our brick and mortar stores to operate essentially as small distribution centers allowing us to leverage the geographic proximity of stores, available inventory and labor to fulfill e-commerce demand.

On March 26, 2020, we announced the temporary closure of our warehouse and e-commerce fulfillment center in Ohio as we reviewed our processes related to workplace safety and assessed the scope of the Ohio statewide "stay at home" order, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention and Ohio state health and regulatory authorities. The Ohio warehouse was reopened on April 1, 2020 following the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as orders are fulfilled. With our guidance, our third-party warehouse in Selby, England implemented updated policies to comply with local social distancing guidelines.

Employees

As of January 30, 2021, we had approximately 1,000 full-time and 2,700 regular part-time employees in the U.S., Canada, the U.K., Ireland and China. The number of part-time employees at all locations fluctuates depending on our seasonal needs. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

As a result of COVID-19, on March 26, 2020 and the temporary closure of our corporately-managed stores, we announced the furlough of over 90% of our workforce and pay reductions of 20% for those employees not placed on temporary leave, including each of our named executive officers, both effective March 29, 2020. On October 6, 2020, the Compensation Committee of our Board of Directors authorized the return of base salaries to the amounts that were effective prior to the salary reductions for all employees, including our executive officers. The restoration of the base salaries was effective September 27, 2020 and was not retroactive to the date salaries were reduced in March 2020. As of January 30, 2021, the majority of our workforce in the United Kingdom and Ireland was furloughed as a result of all stores again being temporarily closed to comply with government mandates.

Competition

We view the Build-A-Bear Workshop store experience as a distinctive combination of entertainment and retail with limited direct competition. Since we develop proprietary products, we compete indirectly with a number of brands that sell stuffed animals or premium children’s toys in the United States, including, but not limited to, Ty, Fisher Price, Mattel, Ganz, Hasbro, Commonwealth and Vermont Teddy Bear. In the U.K., we compete with a number of retailers including The Entertainer Toy Shop, Smyths Toys Superstores and Hamleys toy stores. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for family time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues and online entertainment. With the majority of our stores currently operating in traditional shopping malls, we also compete with other mall-based retailers, including various apparel, footwear and specialty retailers, for prime mall locations.

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

We have developed licensing and strategic relationships with leading retail and cultural organizations. We plan to continue to collaborate with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice. Specifically, we have key strategic relationships with select companies in which we feature their brands on products sold in our stores, including Disney®, NBCUniversal, Lucasfilm, Warner Bros., Nintendo, and major professional and collegiate sports along with other culturally relevant brands.

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

MACROECONOMIC AND INDUSTRY RISKS

The COVID-19 pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

In March 2020, the World Health Organization announced that COVID-19 was a global pandemic. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including government mandated closures and orders to “shelter-in-place.” The actions that governments around the world have taken, or that private companies have implemented on a voluntary basis, to contain the spread of COVID-19 have resulted in various disruptions, including temporary store closures, limited store operating hours, restricted crowd levels, reduced customer traffic and consumer spending, manufacturing delays, and disruptions in logistics and product shipments. During this period, we have focused on protecting the well-being of our customers, employees, contractors, suppliers, and other business partners. We are also working with our suppliers to minimize potential disruptions, while managing the changing dynamics in our business. These disruptions had a material impact on our business operations and financial performance for fiscal 2020. All of our stores in North America, the United Kingdom and Ireland were closed in March 2020 and almost all remained closed at the beginning of the second quarter. We reopened the majority of our stores by the end of the second quarter 2020 in accordance with local restrictions and where we believed we could provide for the safety and well-being of our employees and customers. Disruptions continued thereafter, however, as certain stores were required to temporarily close either individually or as part of entire geographic region mandates. In the fourth quarter of 2020, all of our stores in the U.K. and Ireland were again temporarily closed due to government mandates with reopenings expected in April 2021. Due to the uncertainty of COVID-19 and the speed at which the pandemic continues to impact our markets, we are continuing to assess the situation, including government-imposed restrictions, market by market.

The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or assess including, the duration and spread of the pandemic, actions taken to limit the spread, and the public’s willingness to comply with such actions, the availability and efficacy of vaccines and treatments for COVID-19, the extent of the impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and consumer confidence, actions governments take, including governments’ positions towards monetary and/or fiscal policy, including potential stimulus and the impact of governmental regulations that might be imposed in response to the pandemic. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to mitigate the spread of COVID-19. Such orders, restrictions and changes in consumer behavior have negatively impacted our operations. In addition to these more near-term impacts, we are unable to accurately predict the full impact COVID-19 will have on our longer-term operations as well, particularly with respect to our current mix of merchandise offerings, consumer shopping behavior and store traffic trends.

To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to consumer traffic, general global economic conditions, and demand for our interactive retail experience.

We depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further declines in consumer traffic could adversely affect our financial performance and profitability.

While we invest in integrated marketing efforts and believe we are more of a destination location than other retailers, we rely to a great extent on consumer traffic in the malls and tourist locations in which our stores are located. Traffic to tourist locations in general has been reduced and may continue to be negatively impacted by COVID-19, which might disproportionally affect our business relative to other retailers that have locations in more traditional settings or that have a greater mix of online sales ordering. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls and tourist locations as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls nor the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. The pandemic accelerated a trend that has been occurring for years of consumers shifting behavior to increasingly purchase products from online merchants rather than traditional brick-and-mortar stores. While we had significant positive growth in our e-commerce sales and are working to develop and strengthen our online business, we continue to depend heavily on sales at our physical store locations. Consumer traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism to shopping locations, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in consumer traffic could have an adverse effect on our financial condition and profitability.

In particular, COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in areas that attract dense crowds, such as shopping malls. This resulted in temporary store closures in fiscal 2020 and significant declines in mall traffic and continues to pose risks for store closures and continued reductions in traffic in 2021. As an example, our store portfolio in the United Kingdom was temporarily closed as a result of government mandates beginning in November 2020 and continuing into Spring 2021, with only brief openings of a week or less between periods of the mandated lockdown. Further, temporary store closures continue to occur in response to periodic coronavirus exposures in order to comply with government mandates and company policy surrounding the potential exposures.

A decline in general global economic conditions could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A slowdown in the North American or European economies or in the economies of the countries in which our franchisees and third-party retail partners operate or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. For example, the potential adverse effects of COVID-19 across geographies and the U.K.'s decision to leave the European Union ("EU"), commonly referred to as Brexit, in the U.K. market, may be underestimated and the actual effects are dependent on many factors that may be beyond the control of the authorities in the countries in which we operate including the United States, Canada, and the U.K. The potential adverse effects of any of these factors would likely result in lower net retail sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. In addition, economic uncertainty can affect the credit and capital markets and our financial condition which may affect our ability to access capital resources under our credit agreement. The amount available for borrowing could be restricted under this agreement if the amount of our assets used to calculate the borrowing base (specified percentages of eligible credit card receivables, eligible inventory, and, under certain circumstances, eligible foreign in-transit inventory and, in the discretion of the agent, eligible receivables) decrease.

Brexit has increased the uncertainty in the economic and political environment in Europe. On December 24, 2020, the U.K. and the EU reached a post-Brexit Trade and Cooperation Agreement that contains new rules governing the relationship between the U.K. and the EU, including with respect to trade, travel and immigration, among other things. Our business in the U.K. may be adversely impacted by ongoing uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax, data privacy or other laws. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.

Consumer interests change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for our products and services.

We continue to update and evaluate our marketing initiatives, which are focused on building our brand, sharing relevant product news, executing timely promotions and adapting to rapidly changing consumer preferences. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our integrated marketing and advertising programs, access to leading entertainment relationships in a profitable manner and future marketing and advertising efforts that we undertake, including our ability to:

•	create greater awareness and affinity of our brand, interactive shopping experience and products;

•	convert consumer awareness into store and e-commerce site visits and product purchases;

•	identify the optimal level of marketing spend and most efficient marketing channels;

•	select the right geographic areas in which to market;

•	determine the appropriate creative message and media mix for marketing programs locally, nationally and internationally; and

•	effectively manage marketing costs (including creative and media) to maintain acceptable operating margins and return on marketing investment.

Moreover, our branding and marketing efforts could be undermined by the nature of our mall-based, interactive experience, as consumers make different choices in order to continue social distancing practices. The perception that our experience may not be safe, in particular for vulnerable populations, could have a material adverse impact on the effectiveness of our branding and marketing efforts which could negatively impact our financial results. Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of product and brand awareness, which could also have a material adverse effect on our financial condition and profitability. Additionally, we have shifted a number of our marketing programs to digital outlets which may not be as effective as historical programs.

Our profitability could be adversely affected by fluctuations in petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our plush products and stuffing. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

Our business may be adversely impacted at any time by a variety of significant competitive threats.

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

The retail sector has experienced an immense increase in sales initiated online and using mobile applications, as well as online sales for both in-store or curbside pick-up. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-cost or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins.

OPERATIONAL RISKS

If we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract new and repeat guests with our interactive shopping experience, and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences, such as online buying, and fashion trends including licensed relationships. We cannot be certain that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, including our store design and brand appearance, or for our stuffed animals, related apparel and accessories. A decline in demand for our interactive shopping experience, our stuffed animals, related apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products, including those that are associated with new movie releases, could have a negative impact on our business, financial condition and results of operations. In addition, due to COVID-19, we modified our interactive shopping experience in order to comply with social distancing guidelines and sanitation practices, which could have a negative impact on the appeal of our interactive shopping experience. Conversely, if we do not modify our experience to a sufficient degree to address safety concerns relative to social distancing remediation, the perception that we are not adequately addressing these concerns may adversely affect our brand.

Our future success depends, in part, on the popularity and consumer demand for brands of licensors such as Disney, Lucasfilm, Warner Bros., and Nintendo. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key brands, our business would be adversely affected. There can be no certainty that our access to licensed brands will continue to be successful or enable us to maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with the timing of previous successes impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

We are subject to risks associated with technology and digital operations.

Our operations are subject to numerous technology related risks, including risks related to the failure of the computer systems that operate our point of sale and inventory systems, websites and mobile sites and their related support systems. We engage key third-party business partners to support various functions of our business, including, but not limited to, information technology, web hosting and cloud-based services. We, and those third party business that support us, are also subject to risks related to computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our technological infrastructure and digital commerce capabilities.

Business risks related to technology and digital commerce include risks associated with the need to keep pace with rapid technological change, internet security risks, risks of system failure or inadequacy, governmental regulation and legal uncertainties with respect to the internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materialize, it could have a material adverse effect on our business. Further, as our online sales have increased and have become critical to our growth, the risk of any interruption of our information technology system capabilities is heightened.

If we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed.

We lease all of our store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s option or ours. Although we have largely shifted our leases in North America to shorter term leases to provide flexibility in aligning stores with market trends, this strategy has risk if we renew leases at a time when commercial rental rates are higher than the rate we could have secured with a longer term lease. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing shopping location rules and the exercise of discretion by our landlords on various matters within these locations. We may not be able to maintain or obtain favorable locations within these desirable shopping locations. The terms of new leases may not be as favorable, which could cause an increase in store expenses negatively impacting overall profitability. If we execute termination rights, we may incur expenses and charges associated with those closures that could negatively impact our profitability.

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

Our leases in the U.K. and Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only.” We may be required to pay base rents that are significantly higher than we have projected. As a result of these and other factors, we may not be able to operate our European store locations profitably. If we are unable to do so, our results of operations and financial condition could be harmed, and we may be required to record significant additional impairment charges.

Our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western United States and Europe may be required to close and operations may experience disruptions or may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the U.S., Canada, Europe and China in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio and rely on this warehouse to receive, store and distribute merchandise for the majority of our North America stores. To operate this location, our ability to meet changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business in the western U.S., Europe and in China. For example, as noted above, in Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025, and the effects of Brexit could adversely affect this distribution arrangement. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, events such as fire, accidents, power outages, system failures, public health issues such as the current COVID-19 pandemic (or other future pandemics), or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and fulfill e-commerce orders and could decrease our sales and increase our costs associated with our supply chain.

In March 2020, we announced the temporary closure of our warehouse and e-commerce fulfillment center in Ohio as it reviewed its processes related to workplace safety and assessed the scope of the Ohio statewide "stay at home" order, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention and Ohio state health and regulatory authorities. The Ohio warehouse was reopened at the beginning of April 2020 following the review and reconfiguration of workflow and workspaces to further promote social distancing and minimize interaction as orders are fulfilled. Additional closures may be required or voluntarily adopted by us under federal and state law guidelines, and any such closure(s) may be long term. In addition, the newly implemented changes to workflow and workspaces could slow our order processing times and impact our ability to optimize the e-commerce channel.

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

Additionally, in fiscal 2020 we operated 22 stores located within other retailers’ stores and 56 stores through our "third-party wholesale" model and as such are subject to the operational risks of these retailers, including but not limited to, ineffective store operations, labor disputes and negative publicity, all of which could have a negative impact on our sales and operating performance.

INTERNATIONAL RISKS

We may not be able to operate our international corporately-managed locations profitably.

In addition to our U.S. locations, we currently operate stores in the U.K., Canada, Ireland and China. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, public health issues such as COVID-19, changes in foreign government policies and regulations, changes in trading status, compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, as well as other risks that we may not anticipate. Brand awareness in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the U.K. and Ireland, we may be unable to continue to do so on a consistent basis. For example, in the U.K. we have recorded a full valuation allowance as of the end of fiscal 2020 on our deferred tax assets and during fiscal 2020 we recorded $1.9 million in long-lived asset impairments including right-of-use assets. In 2016, we opened our first corporately-managed location in China and subsequently recognized an impairment charge on a substantial portion of the store’s assets. In addition, the impacts of COVID-19 on our internationally corporately-managed locations, including government mandated temporary store closures, limited store operating hours, restricted crowd levels and reduced customer traffic and consumer spending, such as those seen in the U.K. in 2020 and 2021, may affect profitability at these locations.

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

We do not own or operate any factories that produce our plush products, clothing, shoes or accessories. For the past two years, we purchased nearly 80% of our merchandise from four vendors. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities, located primarily in China and Vietnam. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Such disruptions may result from public health issues such as the current COVID-19 pandemic (or other future pandemics), weather related events, natural disasters, trade restrictions, tariffs, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase the majority of our merchandise directly from manufacturers in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions, taxes or fees, or labor strikes or lockouts and pandemics, could adversely affect our business. For example, our vendors in China were temporarily closed in early 2020 as a result of COVID-19, ceasing production of inventory and supplies. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, especially China, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change.

Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments that would impact our revenue and profit in various markets. Additionally, because most of our foreign subsidiaries buy their inventory in U.S. dollars, we are also exposed to risk when their functional currencies fluctuate relative to the U.S. dollar. For example, the decision by the U.K. to leave the EU (Brexit) has increased the uncertainty in the economic and political environment in Europe. On December 24, 2020, the U.K. and EU reached a post-Brexit Trade and Cooperation Agreement that contains new rules governing the new relationship between the U.K. and the EU, including with respect to trade, travel and immigration among other things. Our business in the U.K. may be adversely impacted by ongoing uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax, data privacy or other laws. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.

If we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected, and we could be exposed to additional liability.

As of January 30, 2021, there were 71 Build-A-Bear Workshop international franchised stores. We cannot ensure that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing operated markets, which impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our corporately-managed markets. The operations and results of our franchisees could be negatively impacted by the economic, public health (such as COVID-19), or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on our business, financial condition and results of operations.

The success of our franchising strategy depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel, may not operate their stores profitably and may not pay amounts due to us. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. If franchisees perform below expectations, we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. For example, in 2016, we consented to the sale of the franchise in South Africa to new owners. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores. In addition, we have recently terminated franchise agreements covering Mexico, Thailand and Germany resulting in the closure of all stores in these territories.

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

LEGAL, TECHNOLOGY AND INTELLECTUAL PROPERTY RISKS

We are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation.

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, manage inventory, operate our websites, manage consumer databases, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, code anomalies, “Acts of God,” human error or other causes.

Our business involves the storage and transmission of consumers’ personal information, such as personal preferences and credit card information. We invest in industry-standard security technology to protect our data and business processes against the risk of data security breaches and cyber-attacks. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as enforcement of standard data protection policies such as Payment Card Industry compliance. We measure our data security effectiveness through industry accepted methods and remediate critical findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislation that are costly to implement and may negatively impact our results.

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to us, our employees, and those with whom we do business. In addition, due to COVID-19, our workforce is in a state of transition to a combination of remote work and flexible work schedules opening us up for cyber-security threats and potential breaches as a result of increased employee usage of networks other than company-owned. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

We currently obtain and retain personal information about our website users, store shoppers and loyalty program members. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions. We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our consumer database and websites. While we have implemented programs and procedures designed to protect the privacy of people, including children, from whom we collect information, and our websites are designed to be fully compliant with all applicable regulations including the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of the parents of young children and young children frequently interact with our websites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features, our security measures may not protect users’ identities and our online safety measures may be questioned, which may result in negative publicity or a decrease in visitors to our sites. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. For example, the EU’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the California Consumer Privacy Act (“CCPA”), which became effective in January 2020, greatly increase the jurisdictional reach of EU and California law, respectively, and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of GDPR can result in fines calculated as a percentage of a company’s annual revenue and CCPA provides civil penalty violations, as well as a private right of action for data breaches. Other governments have enacted or are enacting similar data protection laws and are considering data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs and regulatory risks that are likely to increase over time.

We may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and which could result in the diminution in value of our trademarks and other important intellectual property.

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

In addition, there may be prior registrations or use of intellectual property in the U.S. or foreign countries for similar or competing marks or other proprietary rights of which we are not aware. In all such countries, it may be possible for any third-party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us was successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration, or our registration may be vulnerable to attack on various grounds.

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

From time to time, we have repurchased shares under plans authorized by our Board of Directors. Currently, there is no authorized plan but one may be authorized in the future. Such programs generally do not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of any share repurchase program may not be as beneficial as expected. In addition, our credit agreement restricts our ability to repurchase shares when certain liquidity conditions exist.

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;

•	increases or decreases in total revenues;

•	changes in general economic conditions and consumer spending patterns;

•	the timing and frequency of our marketing initiatives;

•	changes in foreign currency exchange rates;

•	seasonal shopping patterns;

•	the timing of store closures, relocations and openings and related expenses;

•	the effectiveness of our inventory management;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings including those associated with major motion pictures;

•	actions of competitors or mall anchors and co-tenants;

•	weather conditions and natural disasters;

•	public health issues such as COVID-19

•	the timing and frequency of national media appearances and other public relations events; and

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

The market price of our common stock is subject to volatility, which could attract the interest of activist shareholders.

During fiscal 2020, the price of our common stock fluctuated between $1.02 and $6.78 per share, and traded as high as $9.01 per share in early fiscal 2021. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the retail industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures, stock repurchases or other strategic initiatives) by us or other similar companies. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall. Moreover, such volatility could attract the interest of activist shareholders. Responding to activist shareholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.

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

GENERAL RISKS

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

Stores

We lease all of our store locations. As of January 30, 2021, we operated 354 retail stores located primarily in major malls throughout the U.S., Canada, the U.K., Ireland and China in our DTC segment.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment center. In June 2020, we moved our corporate headquarters to downtown St. Louis, Missouri into a 51,600 square foot building with a lease of eleven years commencing in June 2020. After the move of our corporate headquarters, we continued to lease an approximately 9,250 square foot portion of our prior headquarters with the lease commencing in July 2020 and continuing through June 2023. In the U.K., we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract with a third-party distribution center in Shanghai, China which is currently on a month-to-month extension while negotiations for an agreement are on-going.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation typical for companies engaged in our line of business, including actions seeking to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As of the date of this Annual Report on Form 10-K, we are not involved in any pending legal proceedings that we believe would be likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004.

As of April 12, 2021, the number of holders of record of the Company’s common stock totaled approximately 1,945.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Nov. 1, 2020 – Nov. 28, 2020	-	$-	-	$-
Nov. 29, 2020 – Jan. 2, 2021	-	$-	-	$-
Jan. 3, 2021 – Jan. 30, 2021	-	$-	-	$-
Total	-	$-	-	$-

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COVID-19 Pandemic

In March 2020, the spread of COVID-19 was declared a global pandemic by the World Health Organization. We have been and continue to closely monitor the impact of COVID-19 on all facets of our business. We have taken decisive actions to protect the safety of our employees and customers and to manage the business throughout the fluid and challenging environment resulting from COVID-19. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including government mandated closures and orders to "shelter-in-place." The actions that governments around the world have taken to mitigate the spread of COVID-19 have resulted in a period of disruption, including temporary closure of our stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products

In response to the government recommendations and for the health and safety of our employees and customers, on March 17, 2020 we announced the temporary closure of all corporately-managed stores in the United States, Canada, the United Kingdom, Denmark and Ireland. On March 26, 2020 we announced the temporary closure of our warehouse and e-commerce fulfillment center in Ohio which was subsequently reopened on April 1, 2020 following the review and reconfiguration of workflow and workspaces. Additionally, on March 26, 2020 we announced the furlough of over 90% of our workforce, effective March 29, 2020; reduced pay by 20% for the remaining employees; delayed payment of bonuses earned based on fiscal 2019 performance; and delayed the Company matching contribution to our 401(k) plan. During the second quarter of fiscal 2020, we reopened the majority of our stores with the remainder reopening in the third quarter and brought back our workforce from furloughs over the same period. Further, in the third quarter our compensation committee authorized the return of base salary amounts, the payment of 2019 performance bonuses in December 2020, and the matching contribution to our 401(k) plan in December 2020.

Disruptions continued thereafter, however, as certain stores were required to temporarily close either individually or as part of entire geographic region mandates in response to COVID-19. At the end of fiscal 2020, 47 of our stores in the United Kingdom and Ireland were closed as a result of government mandate. These stores are expected to open in the first quarter of fiscal 2021, however these reopenings are dependent on the lifting of restrictions. Due to the uncertainty of COVID-19 and the speed at which the pandemic continues to impact our markets, we are continuing to assess the situation, including government-imposed restrictions, market by market.

Our results of operations for the fiscal year ended January 30, 2021 were significantly impacted by the effects of COVID-19. Total revenues decreased $ 83.2 million or  25% for fiscal 2020 compared to fiscal 2019, but strategic investments made to enhance our omnichannel capabilities have enabled us to support increased e-commerce demand and strong guest engagement. In addition to decreased total revenue, our overall profitability also decreased as compared to the prior year. These developments have required us to recognize certain long-lived asset impairment charges. Further, in connection with the Coronavirus Aid, Relief, and Economic Securities Act and United Kingdom government programs, we recognized payroll subsidies as a reduction of Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). In addition, the United Kingdom government offered grants for businesses in the retail, hospitality and leisure sectors. These grants were applied for on a per-property basis to support businesses through the latest lockdown restrictions and were recorded as "other income" within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Operations and financial performance are expected to be challenged as events continue to change, and we are unable to accurately predict the future impact that COVID-19 will have on our results of operations due to uncertainties including, but not limited to, additional periodic temporary reclosing of certain of our stores, additional periodic temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, "shelter-in-place" orders and other travel restrictions within the U.S. and other affected countries, the duration of the pandemic, the emergence of more dangerous variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, and how quickly and to what extent economic and operating conditions can return.

Business Overview

In fiscal 2020 we leveraged our unique capabilities, including our supply chain expertise, flexible store operating model and ability to drive demand through our digital platforms. We provided customers with multiple options for how, when and where they shopped with us to ensure we satisfied their need for safety and convenience. Throughout the pandemic and across all the ways customers can shop, we adhered to safety protocols that limited store capacity, followed strict social distancing practices and used proper protective equipment, including requiring our employees to wear masks.

The pandemic and the shift in customer buying behavior underscores the importance of our expanded multi-channel capabilities. In fiscal 2020 our ecommerce demand grew significantly compared to the prior year and we believe it is essential to provide options that let customers choose what works best for them. To best serve our customers during the pandemic, we had to be innovative and flexible. Early in the year, we quickly rolled out enhanced order fulfillment and pick-up across our stores in the United States and later in the year in the United Kingdom to provide our customers convenience when we were required by government mandates to close our stores in March 2020. Throughout the year, we accelerated initiatives to expand fulfillment options and were able to provide services that customers have come to expect like fast home delivery, in-store pick-up and curbside pick-up.

As we look forward, the environment is still evolving, and our operating model and supporting cost structure are evolving as well. The pandemic has accelerated the evolution of retail and compelled us to change our operating model which we believe is in the best interests of our employees and customers. We have also expedited some planned strategic initiatives that we believe will allow us to emerge from this time stronger and better positioned for long-term success.

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of January 30, 2021, we operated 354 stores globally and had 71 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites, third party marketplaces and franchisee sites and through retailer's wholesale agreements. There were also 56 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience.

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

Selected financial data attributable to each segment for fiscal 2020 and 2019 are set forth in Note 15 — Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our consolidated net loss was $23.0 million in fiscal 2020 compared to net income of $0.3 million in fiscal 2019. We believe that we have a concept that has broad demographic appeal which, for North American stores open for the entire year other than periods of temporary government-mandated closures, averaged net retail sales per store of $0.6 million and $0.8 million in fiscal 2020 and 2019, respectively. With retail as a significant driver of our performance, in order to effectively measure our store operations, we use store contribution as the key performance metric. The diversification of our real estate portfolio and shift to smaller more flexible store formats may result in lower average store revenue but is expected to improve store contribution on a long-term basis. Consolidated store contribution as a percentage of net retail sales was 8.5% for fiscal 2020 reflecting the negative impact of COVD-19, and 15.4% for fiscal 2019. Consolidated store contribution consists of store location net retail sales less cost of product, marketing and store related expenses. Non-store general and administrative expenses are excluded as are our revenues and expenses associated with e-commerce sites and adjustments to deferred revenue related to gift card breakage and our loyalty program. See “Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The decrease in consolidated store contribution as a percent of net retail sales in fiscal 2020 was primarily due to temporary store closures as a result of COVID-19 resulting in a decrease in retail gross margin as a percent of revenue of 470 basis-points. Specifically, warehouse and distribution costs increased as a percentage of revenue primarily due to increased customer shipping costs resulting from increased sales from ecommerce. Additionally, occupancy costs increased as a percentage of revenue due to expense recognition under ASC 842 Leases when our stores were temporarily closed and abatements or deferrals were negotiated from landlords for the same period. The effects of these abatements and deferrals on expense recognition are spread across the remainder of the lease term.

We ended fiscal 2020 with no borrowings under our credit agreement and with $34.8 million in cash, cash equivalents and restricted cash after investing $5.0 million in capital projects throughout the year. We did not repurchase any shares during fiscal 2020. Our prior stock repurchase authorization expired in September 2020 and our Board of Directors has not authorized a new stock repurchase plan.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales, commercial revenue and international franchising: See Note 3 — Revenue to the consolidated financial statements for additional accounting information.

We use net retail sales per square foot as a performance measure for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year other than periods of temporary government-mandated closures, for the periods presented:

	Fiscal year ended
	January 30,	February 1,
Net retail sales per square foot	2021	2020
North America (1)	$234	$343
United Kingdom (2)	£199	£405

(1)

Net retail sales per square foot in North America represents net retail sales from stores open throughout the entire period in North America, other than periods of temporary government-mandated closures, excluding e-commerce sales, divided by the total leased square footage of such stores.

(2)

Net retail sales per square foot in the U.K. represents net retail sales from stores open throughout the entire period in the U.K., other than periods of temporary government-mandated closures, excluding e-commerce sales, divided by the total selling square footage of such stores.

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

Selling, general and administrative expense (“SGA”): These expenses include store payroll and benefits, advertising, credit card fees, store supplies and normal store pre-opening and closing expenses as well as central office general and administrative expenses, including costs for management payroll, benefits, incentive compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation of central office assets as well as the amortization of intellectual property and other assets. Certain store expenses such as credit card fees historically have increased or decreased proportionately with net retail sales. In addition, bad debt expenses and accounts receivable related charges are recorded in SGA. See Note 5 — Property and Equipment, net to the consolidated financial statements for additional accounting information regarding store asset impairment. Additionally, as a result of COVID-19, governments enacted relief legislation and stimulus packages to help combat the economic effects of the pandemic through such things as payroll expense reimbursement and business grants, whose effects are recorded within SGA.

Stores

Corporately-managed locations:

The number of Build-A-Bear Workshop stores in the U.S., Canada and Puerto Rico (collectively, North America), the U.K., Ireland and Denmark (collectively, Europe) and China for the last two fiscal years is summarized as follows:

	Fiscal year ended
	January 30, 2021				February 1, 2020
	North				North
	America	Europe	China	Total	America	Europe	China	Total
Beginning of period	316	55	1	372	311	59	1	371
Opened	3	-	-	3	18	1	-	19
Closed	(14)	(7)	-	(21)	(13)	(5)	-	(18)
End of period	305	48	1	354	316	55	1	372

During fiscal 2020, our retail business model continued to evolve to address changing shopping patterns by diversifying our locations, formats and geographies. We are updating our store portfolio with our Discovery format, which represented 40% of our store base as of January 30, 2021. During fiscal 2020, we halted many of our planned new store openings as a result of COVID-19 resulting in the opening of three stores, one Discovery, one concourse, and one temporary location which was closed prior to the end of the fiscal year. Through our third-party retail model, there were 56 stores in operation with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Beaches Family Resorts, with select locations temporarily closed due to government mandates or self-imposed reductions in operating days, reduced operating hours and/or capacity restrictions and limitations. As in prior years, we operated in a number of other non-traditional locations as well as shop-in-shop arrangements within other retailers’ stores. In one location in the year, we deployed a temporary store which we deemed prudent and profitable. Temporary locations generally have lease terms of two to eighteen months. These specific sites are designed to capitalize on short-term opportunities. During fiscal 2020, we closed 21 stores as part of natural lease events or through negotiations with landlords as part of COVID-19 related renegotiations. In the future, we expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of January 30, 2021, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 12 countries.

The number of international, franchised stores opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	January 30, 2021	February 1, 2020
Beginning of period	92	97
Opened	8	32
Closed	(29)	(37)
End of period	71	92

As of January 30, 2021, the distribution of franchised locations among these countries was as follows:

Australia (1)	19
South Africa	18
India (2)	13
China (3)	11
Gulf States (4)	6
Chile	4
Total	71

(1)	Australia master franchise agreement includes Singapore where there is not currently any open stores.
(2)	India master franchise agreement includes Sri Lanka where there is not currently any open stores.
(3)	China master franchise agreement includes Hong Kong.
(4)	Gulf States master franchise agreement includes Kuwait, Qatar and the United Arab Emirates which all have stores as well as Bahrain and Oman where there are not currently stores open.

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

Results of Operations

2020 Overview

The COVID-19 pandemic had a profound impact on the retail industry and our business, particularly in our first and second quarters of fiscal 2020. In the first half of the year, we rapidly responded to the onset of a global pandemic that forced a government-mandated temporary closure of all of our corporately-operated stores as well as many third party and franchise locations. We took immediate action to protect the financial well-being of the company including aggressive expense management and cash preservation while pivoting to driving e-commerce demand even as our headquarters staff shifted to working remotely. As we moved into the second half and stores reopened on a staggered basis as guidelines transitioned, our focus turned to accelerating key strategic initiatives to drive digital transformation and evolve retail. In the second half of the year, we earned revenues of $168.3 million compared to first half revenues of $87.0 million, a 94% increase. Consolidated gross profit increased by $66.2 million or 425% when comparing second half results to first half results and pre-tax income increased $45.1 million or 138% over the same period. The strong growth from our e-commerce channel was the main contributor to revenue in the first half after the temporary store closures that occurred and the demand continued in the second half bolstering our second half revenue and profitability. Additionally, our focus on expense management throughout the year saw Selling, general and administrative expense decrease as a percentage of revenue by 14%, contributing to our second half profitability.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to immaterial rounding:

	Fiscal year ended
	January 30,	February 1,
	2021	2020

Revenues:
Net retail sales	97.6%	95.6%
Commercial revenue	1.7	3.5
International franchising	0.7	0.9
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	59.3	54.6
Store asset impairment	2.9	0.0
Cost of merchandise sold - commercial (1)	41.5	45.7
Cost of merchandise sold - international franchising (1)	55.9	89.7
Total cost of merchandise sold	61.8	54.6
Consolidated gross profit	38.2	45.4
Selling, general and administrative	46.1	44.9
Interest expense, net	0.0	0.0
(Loss) income before income taxes	(7.9)	0.5
Income tax expense	1.1	0.4
Net (loss) income	(9.0)	0.1

Retail gross margin (2)	40.7%	45.4%

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

Fiscal Year Ended January 30, 2021 Compared to Fiscal Year Ended February 1, 2020

Total revenues. Net retail sales were $249.2 million for fiscal 2020, compared to $323.5 million for fiscal 2019, a decrease of $74.3 million or 23.0%. The components of this decrease are as follows:

Fiscal year ended
January 30, 2021
(dollars in millions)
Impact from:
Existing stores	$(97.2)
E-commerce	30.3
New stores	3.1
Store closures	(7.6)
Gift card breakage	(2.1)
Foreign currency translation	0.4
Deferred revenue estimates	(1.2)
$(74.3)

The retail revenue decrease was driven primarily by temporary store closures, reductions in store operating days, fewer operating hours and capacity restrictions and limitations as a result of COVID-19 partially offset by increased e-commerce sales in North America and the United Kingdom resulting from our pivot to digital sales due to the aforementioned temporary store closures.

Commercial revenue was $4.4 million for fiscal 2020 compared to $11.9 million for fiscal 2019, a decrease of $7.5 million primarily due to decreased sales volume from our commercial customers as a result of COVID-19, which we believe is principally because the third-party retail locations serviced by our commercial customers were either temporarily closed or operated under similar operating restrictions for our own stores (government-mandated or self-imposed reductions in operating days, reduced operating hours and/or capacity restrictions and limitations) for portions of the fiscal year.

Revenue from international franchising was $1.7 million for fiscal 2020 compared to $3.2 million for fiscal 2019. This $1.5 million decrease was primarily the result of the temporary store closures of franchise locations due to governmentally-mandated restrictions and a reduction in new store openings resulting in a lower level of inventory and fixtures sales to franchisees to support these openings.

Retail gross margin. Retail gross margin was $101.4 million in fiscal 2020 compared to $146.8 million in fiscal 2019, a decrease of $45.4 million. As a percentage of net retail sales, retail gross margin decreased to 40.7% for fiscal 2020 from 45.4% for fiscal 2019, or 470 basis points as a percentage of net retail sales. Specifically, warehouse and distribution costs increased as a percentage of revenue primarily due to increase customer shipping costs resulting from increased sales from our e-commerce channel. Additionally, occupancy costs increased as a percentage of revenue due to expense recognition under ASC 842 Leases when our stores were temporarily closed and abatements or deferrals were negotiated from landlords for the same period. The effects of these abatements and deferrals on expense recognition are spread across the remainder of each lease term.

Impairment of long-lived assets, including right-of-use assets. As a result of COVID-19, we experienced lower revenues, especially in the first half of the fiscal year, and identified indicators of impairment for our store fleet. We performed undiscounted future cash flow analysis over the long-lived assets and right-of-use assets for the remaining useful life of the asset and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted future cash flows. We estimated fair values of these long-lived assets based on our discounted future cash flows or market rent assessments. Our analysis indicated that the carrying values of our long-lived assets exceeded their respective fair values. For fiscal 2020, we recognized long-lived asset impairment charges totaling $7.3 million, with approximately $3.8 million for right-of-use operating lease assets and $3.5 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. These impairment charges were primarily driven by lower than projected revenues and the effect of temporary store closures. The majority of the impairment was recorded for assets associated with stores in North America and the United Kingdom.

Selling, general and administrative. Selling, general and administrative expenses were $117.6 million for fiscal 2020 as compared to $152.0 million for fiscal 2019, a decrease of $34.4 million. Selling, general and administrative expenses were lower primarily due to lower labor costs from temporary store closures, salary reductions and employee furloughs due to COVID-19 as well as a decrease in marketing spend throughout the year.

Interest expense (income), net. Interest expense, net of interest income, decreased an immaterial amount for fiscal 2020 as compared to fiscal 2019.

Provision for income taxes. The provision for income taxes was $2.8 million in fiscal 2020 compared to $1.3 million in fiscal 2019. The 2020 effective rate of (13.9%) differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current year pretax loss as a full valuation allowance has now been recorded globally.  Fiscal 2020 was also impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions.  The 2019 effective rate of 83.0% differed from the statutory rate of 21% primarily due to the valuation allowance recorded in certain foreign jurisdictions and a $0.2 million tax impact of equity awards.

Non-GAAP Financial Measures

We use the term “store contribution” throughout this Annual Report on Form 10-K. Store contribution consists of income (loss) before income tax expense, interest, general and administrative expense, excluding income from franchise and commercial activities and contribution from our e-commerce sites, locations, other than periods of temporary government-mandated closures, for the full fiscal year and adjustments to deferred revenue related to our loyalty program and gift card breakage. This term, as we define it, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We use store contribution as a measure of our stores’ operating performance.

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

The following table sets forth a reconciliation of store contribution to net income (loss) for our corporately-managed stores located in the U.S., Canada and Puerto Rico (collectively “North America”); stores located in the U.K., Ireland and Denmark (collectively “Europe”); and China, for our consolidated store base (dollars in thousands). For fiscal 2020, corporately-managed stores included are those that were not newly opened or permanently closed in fiscal 2020. As our entire store fleet was temporarily closed during portions of the year due to COVID-19, no stores qualified as operating for the full year. For year-over-year comparison purposes such temporary closed stores were included in the below table. For fiscal 2019, corporately-managed stores included all stores open throughout the entire period.

	Fiscal 2020			Fiscal 2019
	North	Europe		North	Europe
	America	and China	Total	America	and China	Total
Net income (loss)	(24,256)	1,273	$(22,983)	$3,677	$(3,416)	$261
Items excluded:
Income tax expense (benefit)	2,796	1	2,797	1,325	(25)	1,300
Interest expense (income)	15	(5)	10	24	(9)	15
Store asset impairment	5,429	1,917	7,346	-	-	-
General and administrative expense (1)	41,972	2,657	44,629	50,566	3,653	54,219
Contribution from other retail activities (2)	(10,632)	(4,126)	(14,758)	(6,244)	(1,627)	(7,871)
Other contribution (3)	(1,247)	(47)	(1,294)	(4,563)	(274)	(4,837)
Store contribution	$14,077	$1,670	$15,747	$44,785	$(1,698)	$43,087

Total revenues from external customers	$216,809	$38,501	$255,310	$290,883	$47,660	$338,543
Items excluded:
Revenues from other retail activities (2)	(43,951)	(19,154)	(63,105)	(38,261)	(5,400)	(43,661)
Other revenues from external customers (4)	(5,644)	(457)	(6,101)	(13,860)	(1,192)	(15,052)
Store location net retail sales	$167,214	$18,890	$186,104	$238,762	$41,068	$279,830
Store contribution as a percentage of store location net retail sales	8.4%	8.8%	8.5%	18.8%	(4.1%)	15.4%
Total net income (loss) as a percentage of total revenues	(11.2%)	3.3%	(9.0%)	1.3%	(7.2%)	0.1%

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

	Fiscal year ended
	January 30,	February 1,
	2021	2020
Net cash provided by operating activities	$13,386	$21,609
Net cash used in investing activities	(5,046)	(12,384)
Net cash used in financing activities	(114)	(245)
Effect of exchange rates on cash	(112)	(140)
Net increase in cash, cash equivalents and restricted cash	$8,114	$8,840

Operating Activities. Cash flows provided by operating activities were $13.4 million and $21.6 million in fiscal years 2020 and 2019, respectively. Cash flows from operating activities decreased in fiscal 2020 as compared to 2019 primarily driven by the temporary closure of corporately managed retail stores and reduced operating hours in North America and the United Kingdom during periods of the fiscal year.

Investing Activities. Cash flows used in investing activities were $5.0 million and $12.4 million in fiscal years 2020 and 2019, respectively. Cash used in investing activities in fiscal 2020 decreased as compared to fiscal 2019 primarily driven by reductions in planned capital expenditures as a result of COVID-19.

Financing Activities. Financing activities used cash of $0.1 million and $0.2 million in fiscal years 2020 and 2019, respectively. Cash used in financing activities in fiscal 2020 decreased as compared to fiscal 2019, driven by less stock-based compensation vesting in fiscal 2020 compared to the prior year resulting in the need for fewer shares withheld for taxes.

Capital Resources. As of January 30, 2021, we had a cash balance of $34.8 million, of which 63% was domiciled within the United States.

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

At the closing date of the credit agreement with PNC Bank, we had no outstanding indebtedness. As of January 30, 2021, our borrowing base was slightly more than $19.8 million. As a result of a $1.0 million letter of credit against the line of credit at the end of the fiscal year, $18.8 million was available for borrowing.

Additionally, on August 25, 2020, upon execution of the agreement with PNC Bank, we terminated our existing bank credit line with U.S. Bank, under the Fourth Amended and Restated Loan Agreement, as amended. The former agreement with U.S. Bank provided for a maximum borrowing capacity of up to $10,000,000, subject to compliance with certain financial tests. The former credit agreement would have matured on September 30, 2020. At the time of termination, we did not have any outstanding borrowings under the agreement with U.S. Bank and we were in compliance with the amended covenants. The $1.0 million letter of credit that was outstanding under the agreement with U.S. Bank at the time of termination was subsequently cancelled and a replacement $1.0 million letter of credit was issued under the credit agreement with PNC Bank.

During the fiscal year, we renegotiated a large portion of our store lease portfolio resulting in a combination of rent reductions, deferments, and abatements in North America, the United Kingdom and Ireland. These negotiations have increased the percentage of leases with variable rent structures resulting in the increase in variable rent expense in fiscal 2020 compared to fiscal 2019. For these renegotiated leases, under ASC 842 Leases, we assessed if the renegotiated leases represented a new, separate contract or a modification of the existing lease.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America have shifted to shorter term leases to provide flexibility in aligning stores with market trends. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease prior to its contracted term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending in fiscal 2020 totaled $5.0 million, which reflects previously committed investments in infrastructure to support our digital initiatives. Apart from these committed expenditures in response to COVID-19, we reduced capital expenditures during fiscal 2020 to maintenance levels.

In August 2017, our Board of Directors adopted a share repurchase program authorizing the repurchase of up to $20 million of our common stock. From the date of the program approval through the program expiration on September 30, 2020, we repurchased a total of 1.3 million shares at an average price of $8.75 per share for an aggregate amount of $11.2 million. No share repurchase program is currently authorized. In addition, our ability to repurchase shares is subject to satisfaction of conditions set forth in our credit agreement.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Not applicable.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. However, we can provide no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies and Estimates

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

Long-Lived Assets

In accordance with ASC 360-10-35, we assess the potential impairment of long-lived assets, which include property, plant and equipment and operating lease assets (subsequent to the adoption of ASC 842, Leases) when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. For operating lease assets, we determine the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. Fair value is calculated as the present value of estimated future cash flows for each asset group.

For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group, inclusive of the right-of-use asset attributable to each store. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance quarterly, using the full year’s results. We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable. Impairment charges related to this assessment are typically included in cost of merchandise sold – retail as a component of income (loss) before income taxes in the DTC segment. See Note 4 - Leases and Note 6 - Property and Equipment, Net to our consolidated financial statements for further discussion.

Given the reductions in our revenues in our revenues and cash flows as a result of COVID-19, primarily in the first and second quarters of fiscal 2020, we identified triggering events that required us to assess the need for potential impairment charges. As a result of these activities we recorded store impairment charges of $7.3 million, with approximately $3.8 million for right-of-use operating lease assets and $3.5 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress.

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

Revenue Recognition

For our gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Historically, most gift card redemptions have occurred within three years of purchase and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to our loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for our loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits, and contract liabilities related to the loyalty program are classified as deferred revenue and other.

During 2020, we experienced lower redemptions of our gift cards as a result of COVID-19 for all periods of outstanding activated cards. The redemption patterns used to determine the gift card breakage rate, especially in the first year after gift card purchase, currently cards sold in 2019 and 2020, resulted in changes to the breakage rate. We do not believe that the redemption pattern experienced in fiscal 2020 reflects the pattern in the future and have adjusted the breakage rates to exclude certain current year activity.

See Note 3 - Revenue for additional information.

Leases

We determine if an arrangement is a lease at inception. The fair value of right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments using a discounted cash flow analysis, considering market rent and market discount rates, over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. Our lease term includes options to extend or terminate a lease only when it is reasonably certain that we will exercise that option.

The majority of our leases do not provide an implicit rate and therefore, we estimate the incremental borrowing discount rate based on information available at lease commencement. The discount rates used are indicative of a synthetic credit rating based on quantitative and qualitative analysis and adjusted one notch higher to estimate a secured credit rating. For non-U.S. locations, a risk-free rate yield based on the currency of the lease is used to estimate the incremental borrowing rate. The weighted average risk-free rates were based on the Treasury BVAL rates curve in Bloomberg. Rates were developed for length of lease term for each year 1 through 10 and for 12, 15, 20, 25, and 30-year terms.

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We consider our ability to carry back our tax losses or credits for refunds, the availability of tax planning strategies and reversals of existing taxable temporary differences as well as projections of future taxable income.  In the first quarter of fiscal 2020, as we had anticipated incurring a cumulative book loss in North America over the three-year period ended January 30, 2021, we evaluated the realizability of our North America deferred tax assets.  We performed an analysis of all available positive and negative evidence.  The three-year cumulative loss is a significant piece of negative evidence. ASC 740, Income Taxes,  requires objective historical evidence be given more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the first quarter of fiscal 2020, we recorded a $3.3 million valuation allowance on our North America deferred tax assets.  As we had incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, we evaluated the realizability of our UK deferred tax assets and, accordingly, in the fourth quarter of fiscal 2018, we recorded a $3.7 million valuation allowance on our U.K. deferred tax assets.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine our returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of our return filing positions and believes our accruals for uncertain tax benefits are adequate as of January 30, 2021 and February 1, 2020.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules are listed under Item 15(a)(1) and filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 30, 2021, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2021. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 30, 2021 is effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal 2020 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” and “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on June 10, 2021, is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 57, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine World Wide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Eric Fencl, 58, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, Mr. Fencl now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, Mr. Fencl held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave Leighton Paisner LLP (formerly known as Bryan Cave LLP). Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 55, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Effective June 2020, he now holds the title of Chief Operations and Experience Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 48, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear. In March 2016, she became Chief Merchandising Officer and, effective June 2020, she now holds the title of Chief Digital and Merchandising Officer. Ms. Kretchmar serves on the Board of Directors of Mace Security International, Inc., a publicly traded personal security company. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand Management with the Stride Rite Children’s Group of Wolverine World Wide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands, including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 46, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine World Wide, Inc., a leading global footwear and apparel company, where since September 2013 Mr. Todorovic served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 Mr. Todorovic was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 Mr. Todorovic was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	805,701	$9.96	568,523
Total	805,701	$9.96	568,523

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended January 30, 2021,  and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - gift card breakage

Description of the Matter	As described in Note 3, for the Company’s gift cards, revenue is deferred for single transactions until redemption. The unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. The Company recognized $3.7 million in breakage revenue in 2020.

Auditing the Company’s breakage revenue related to unredeemed gift cards was complex and judgmental due to the complexity of the model and the subjectivity related to the judgments that are made by the Company to estimate the breakage rate.  Additionally, due to the magnitude of the Company’s liability for gift cards, changes in expected future redemption patterns could result in significant variations in the amount of breakage revenue recognized.

How We Addressed the Matter in Our Audit	We performed audit procedures that included, among others, evaluating the methodologies, assessing the judgments and testing the completeness and accuracy of the historical data used by the Company in its determination of the breakage rate. In addition, we performed sensitivity analyses over the breakage rate to evaluate the impact changes in breakage rates had on breakage revenue recorded.

Impairment of store assets

Description of the Matter

As discussed in Note 2, whenever facts and circumstances indicate that the carrying value of long-lived assets and right-of-use operating lease assets may not be recoverable, the carrying value of those assets is reviewed for potential impairment. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.   During the year ended January 30, 2021, the Company recognized impairment charges totaling $7.3 million, with approximately $3.8 million for right of use operating lease assets and $3.5 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress.

Auditing the Company’s store asset impairment analysis, including right of use operating lease assets, is complex and judgmental due to the estimation required in determining the estimated future cash flows over the remaining useful life of the long-lived assets used to assess recoverability of the store assets (undiscounted) and determining the fair value of the store assets (discounted). The significant assumptions used include estimated future cash flows directly related to the future operation of the stores (including revenue). The significant assumptions used in determining the fair value of the right of use operating lease assets include the market rent for the remaining lease term of the related stores. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We performed audit procedures which included, among other procedures, inspecting the Company’s analysis of historical results to determine if contrary evidence existed as to the completeness of the population of potentially impaired retail stores. Additionally, we evaluated the significant assumptions discussed above used to project the undiscounted and discounted cash flows and to estimate fair value of the right of use operating lease assets. For example, we compared the significant assumptions used by the Company to historical results, current industry and economic trends, changes in the Company’s business model, and other relevant factors. We performed sensitivity analyses of the significant assumptions used by the Company to evaluate the changes in the fair value of the assets of the individual retail stores that would result from changes in the underlying assumptions. We involved our valuation specialists to assist in our evaluation of the fair value estimates specific to evaluating the estimated market rental rates of the individual store leases by comparing them to market rates from comparable leases and available market data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

St. Louis, Missouri

April 15, 2021

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 30,	February 1,
	2021	2020

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$34,840	$26,726
Inventories, net	46,947	53,381
Receivables, net	8,295	11,526
Prepaid expenses and other current assets	10,111	7,117
Total current assets	100,193	98,750

Operating lease right-of-use asset	104,825	126,144
Property and equipment, net	52,973	65,855
Deferred tax assets	-	3,411
Other assets, net	3,381	3,102
Total Assets	$261,372	$297,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,901	$15,680
Accrued expenses	17,551	16,536
Operating lease liability short term	32,402	30,912
Gift cards and customer deposits	19,029	20,231
Deferred revenue and other	2,445	2,605
Total current liabilities	89,328	85,964

Operating lease liability long term	101,462	119,625
Deferred franchise revenue	920	1,325
Other liabilities	2,354	1,717

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at January 30, 2021 and February 1, 2020	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,930,958 and 15,205,981 shares, respectively	159	152
Additional paid-in capital	72,822	70,633
Accumulated other comprehensive loss	(12,615)	(12,079)
Retained earnings	6,942	29,925
Total stockholders' equity	67,308	88,631
Total Liabilities and Stockholders' Equity	$261,372	$297,262

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share and per share data)

	Fiscal year ended
	January 30,	February 1,
	2021	2020

Revenues:
Net retail sales	$249,210	$323,491
Commercial revenue	4,426	11,892
International franchising	1,674	3,160
Total revenues	255,310	338,543

Costs and expenses:
Cost of merchandise sold - retail	147,783	176,652
Store asset impairment	7,346	-
Cost of merchandise sold - commercial	1,837	5,432
Cost of merchandise sold - international franchising	935	2,836
Total cost of merchandise sold	157,901	184,920
Consolidated gross profit	97,409	153,623
Selling, general and administrative expense	117,585	152,047
Interest expense, net	10	15
(Loss) income before income taxes	(20,186)	1,561
Income tax expense	2,797	1,300
Net (loss) income	$(22,983)	$261

Foreign currency translation adjustment	(601)	(60)
Comprehensive (loss) income	$(23,584)	$201

(Loss) income per common share:
Basic	$(1.54)	$0.02
Diluted	$(1.54)	$0.02

Shares used in computing common per share amounts:
Basic	14,923,304	14,711,334
Diluted	14,923,304	14,759,810

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, February 2, 2019	$150	$69,088	$(12,018)	$37,094	$94,314

Stock-based compensation	-	1,793	-	-	1,793
Shares issued under employee stock plans	2	(248)	-	-	(246)
Adoption of new accounting standard	-	-	-	(7,431)	(7,431)
Other		-	(1)	1
Other comprehensive loss	-	-	(60)	-	(60)
Net income	-	-	-	261	261

Balance, February 1, 2020	$152	$70,633	$(12,079)	$29,925	$88,631

Stock-based compensation	-	1,811	-	-	1,811
Shares issued under employee stock plans	7	378	-	-	385
Other comprehensive loss	-	-	(536)	-	(536)
Net income	-	-	-	(22,983)	(22,983)

Balance, January 30, 2021	$159	$72,822	$(12,615)	$6,942	$67,308

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year ended
	January 30,	February 1,
	2021	2020

Cash flows provided by operating activities:
Net (loss) income	$(22,983)	$261
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	13,292	13,705
Share-based and performance-based stock compensation	1,525	2,877
Impairment of right-of-use assets and fixed assets	7,346	-
Deferred taxes	3,388	(318)
Provision for doubtful accounts	538	(83)
Loss/(Gain) on disposal of property and equipment	262	(7)
Change in assets and liabilities:
Inventories, net	6,785	5,053
Receivables, net	2,747	(805)
Prepaid expenses and other assets	(2,063)	5,839
Accounts payable and accrued expenses	4,028	(2,439)
Operating leases	201	(490)
Gift cards and customer deposits	(1,209)	(1,369)
Deferred revenue	(471)	(615)
Net cash provided by operating activities	13,386	21,609
Cash flows used in investing activities:
Purchases of property and equipment	(5,046)	(12,384)
Net cash used in investing activities	(5,046)	(12,384)
Cash flows used in financing activities:
Shares returned for taxes withheld related to restricted stock awards	(114)	(245)
Net cash used in financing activities	(114)	(245)
Effect of exchange rates on cash	(112)	(140)
Net increase in cash, cash equivalents and restricted cash	8,114	8,840
Cash, cash equivalents and restricted cash, beginning of period	26,726	17,886
Cash, cash equivalents and restricted cash, end of period	$34,840	$26,726

Reconciliation of cash, cash equivalents and restricted cash (1)
Cash and cash equivalents	$33,142	$25,057
Restricted cash from long-term deposits	1,698	1,669
Total cash, cash equivalents and restricted cash	$34,840	$26,726

Net cash paid (received) during the period for income taxes	$41	$(1,800)

(1) See cash, cash equivalents and restricted cash in Note 2 - Summary of Significant Accounting Policies for further discussion.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”) is a multi-channel retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 354 corporately-managed locations operated primarily in leased mall locations in the U.S., Canada, China, Ireland, and the U.K. along with its e-commerce sites. With the exception of China, operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements.

The Company’s consolidated financial statements have been prepared in accordance U.S. GAAP. Certain amounts in prior fiscal periods have been reclassified to conform to current year presentation with no impact to the consolidated statement of operations and comprehensive income (loss) (e.g., store preopening is included within selling, general and administrative and store impairment is disclosed separately from cost of merchandise sold - retail).

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to January 31. The periods presented in these financial statements are fiscal 2020 (52 weeks ended January 30, 2021) and fiscal 2019 (52 weeks ended February 1, 2020). References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and short-term highly liquid investments with an original maturity of three months or less held in both domestic and foreign financial institutions. In addition, the Company has long-term deposits at multiple institutions to satisfy contractual terms with one landlord in China and the UK Customs Authority (unrelated to the matter discussed in Note 10 - Commitments and Contingencies). The Company also has deposits from franchisees under contractual agreements which are refundable. The long-term and franchisee deposits are considered restricted cash and disclosed within the supplemental disclosure within the condensed consolidated statement of cash flows. The change in the balance of these deposits from fiscal 2019 to fiscal 2020 is the result of the foreign currency remeasurement of the British Pound.

The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $2.8 million and $3.2 million as of January 30, 2021 and February 1, 2020, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $1.0 million and $0.8 million as of  January 30, 2021 and February 1, 2020, respectively.

Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $7.4 million and $6.3 million as of  January 30, 2021 and February 1, 2020, respectively. The Company's receivable balance as of January 30, 2021 also included expected reimbursement of expenses through COVID-19 related government programs from taxing authorities for payroll paid to employees who were paid while not providing services to the Company of $1.2 million covering both the United States and the United Kingdom. Additionally, the  January 30, 2021, receivables balance included $0.8 million related to business grants received from the United Kingdom government for businesses in the retail, hospitality and leisure sectors. Refer to the "Government Grant" policy below for further discussion of the effects of such grants on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Leases

The majority of the Company's leases relate to retail stores and corporate offices. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most retail store leases have an original term of five to ten-year base period and the term can be extended on a lease-by-lease basis with additional terms that are typically much shorter than the original lease term giving the Company lease optionality. The renewal options are not included in the measurement of the right of use assets and right of use liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. These incentives reduce the right-of-use asset related to the lease and are amortized through the right-of-use asset as reductions of expense over the lease term.

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

Other Assets

Other assets consist primarily of the non-current portion of prepaid income taxes and deferred costs related to franchise agreements, financing agreements, and film production. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Deferred financing costs are the initial issuance costs and fees incurred in obtaining the Company's new credit agreement. The Company had no outstanding borrowings at the beginning of the facility, therefore these costs and fees were recorded as a deferred asset and will be amortized over the length of the five-year agreement. Film production costs include capitalizable direct costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value. Film production costs are expensed over the applicable product life cycle based on the ratio of the current period's revenues to estimated remaining total revenues (Ultimate Revenues) for each production and assessed for impairment.

Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset (asset group) and right-of-use operating lease assets  may not be recoverable, the carrying value of those assets is reviewed for potential impairment. If this review indicates that the carrying value of the asset  (asset group) will not be recovered, as determined based on projected undiscounted cash flows related to the asset (asset group) over its remaining life, the carrying value of the asset (asset group) is reduced to its estimated fair value. The Company typically performs an annual assessment of its store assets in the DTC segment, based on operating performance and forecasts of future performance. For the purposes of evaluating store assets for impairment, the Company has determined that each store location is an asset group, inclusive of the right-of-use asset attributable to each store. As a result of COVID-19, the Company experienced lower than projected revenues and identified indicators of impairment for its store fleet during fiscal 2020. The Company performed the recoverability test for these assets by comparing the estimated undiscounted future cash flows over the remaining useful life of the asset (asset group) to the carry value of the asset (asset group) and determined that certain stores had long-lived and right-of-use assets with carrying values that exceeded their estimated undiscounted future cash flows for the remaining useful life of the respective assets. An impairment charge was recognized to the extent the carrying value exceeded the fair value of the asset (asset group).

The Company estimated fair values of these long-lived assets based on its discounted future cash flows for the remaining useful life of the asset. The Company's analysis indicated that the carrying values of certain of its long-lived assets exceeded their respective fair values determined by discounted future cash flow analysis or market rent assessment. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. As a result, for the period ending January 30, 2021, the Company recognized impairment charges totaling $7.3 million, with approximately $3.8 million for right-of-use operating lease assets and $3.5 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress. These charges are recorded in Store asset impairment within the Consolidated Statement of Operations and Comprehensive Income (Loss). These impairment charges were primarily driven by lower than projected revenues, the effect of temporary store closures, and the decline in market rents. The majority of the impairment was recorded for assets associated with stores in North America and the United Kingdom. The Company recorded total impairment charges for fiscal 2019 of $5.9 million on right-of-use assets into retained earnings as a result of the adoption of ASC 842, Leases.

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

Revenue

See Note 3 — Revenue for additional accounting information.

Cost of Merchandise Sold

Cost of merchandise sold - retail includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; store occupancy cost, including store depreciation and store asset impairment charges (See the "Long-lived Assets" policy above discussion regarding the impairment of long-lived assets); cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Cost of merchandise sold - commercial includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include store payroll and related benefits, advertising, credit card fees, store supplies and store closing costs, as well as central office management payroll and related benefits, travel, information systems, accounting, insurance, legal, and public relations. It also includes depreciation and amortization of central office leasehold improvements, furniture, fixtures, and equipment. In addition, bad debt expenses and accounts receivable related charges are recorded. Further, it includes store preopening expenses which represent costs incurred prior to store openings, remodels and relocations including certain store set-up, labor and hiring costs, rental charges, payroll, marketing, travel and relocation costs.

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $8.1 million and $12.2 million for fiscal years 2020 and 2019, respectively.

Government Grants

As a result of the COVID-19 pandemic, governments enacted relief legislation and stimulus packages to help combat the economic effects of the pandemic through such things as payroll expense reimbursement and business grants. Due to the nature of these grants relating to income, they can be presented in one of two ways: (1) a credit in the income statement under a general heading such as "other income" or (2) as a reduction to the related expense. The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID-19 related government programs for payroll paid to employees who were paid while not providing services to the Company and for business grants from the United Kingdom government for businesses in the retail, hospitality and leisure sectors. The payroll reimbursement programs require the Company to apply to the government for reimbursement of wages based on the applicable laws and programs within each jurisdiction. Through review of and application to these programs, the Company believes it qualified and continues to qualify for such reimbursement and expects that the expenses will be reimbursed. As a result, the Company recorded a reduction to expenses of $4.2 million for fiscal 2020 related to these wages within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Regarding business grants in the United Kingdom for businesses in the retail, hospitality and leisure sectors, the grants were applied for on a per-property basis to support businesses through the latest lockdown restrictions as a result of the pandemic. These grants did not relate to specific expenses incurred by the Company and were therefore recorded as "other income" of $0.8 million within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of January 30, 2021, the current portions of the assets and related liabilities of $0.4 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $0.9 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets. As of February 1, 2020, the current portions of the assets and related liabilities of $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, and the non-current portions of the assets and the related liabilities of $1.3 million are presented in other assets, net and other liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash, cash equivalents and restricted cash, receivables, short term investments, accounts payable and accrued expenses, approximates book value at  January 30, 2021 and February 1, 2020.

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

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded a gain of $0.6 million and a loss of $0.1 million related to foreign currency in fiscal 2020 and 2019, respectively.

Recent Accounting Pronouncements – Adopted in the current year

In March 2020, the FASB issued ASU No. 2020-03, "Codification Improvements." This ASU does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provided for a transition period to adopt as part of the adoption of ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements." The Company adopted the updates, as applicable in 2020, and this adoption did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements – Pending adoption

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. As the Company is currently filing as a Smaller Reporting Company, this ASU is not effective until the fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this ASU effective January 31, 2021. The adoption of this ASU is not expected to have a significant impact to our consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.

In November 2020, the SEC issued Rule 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.” Registrants are required to apply the amended rules for their first fiscal year ending on or after August 9, 2021 and could be early adopted in its entirety as of February 10, 2021. This rule is effective for the Company's Annual Report on Form 10-K for the year ended January 29, 2022. The rule modernized, simplified and enhanced financial statement disclosures required by Regulation S-K. The Company will adopt this rule for its Annual Report on Form 10-K for the year ended January 29, 2022.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our financial condition or the results of our operations.

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

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Historically, most gift card redemptions have occurred within three years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. Breakage rates are calculated annually at the end of the fiscal year and are used to record gift card breakage over the next fiscal year until the annual breakage rate update is performed. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

During 2020, the Company experienced lower redemptions of its gift cards as a result of the COVID-19 pandemic for all periods of outstanding activated cards. The redemption patterns used to determine the gift card breakage rate, especially in the first year after gift card purchase, currently cards sold in 2019 and 2020, resulted in changes to the breakage rate. The Company does not believe that the redemption pattern experienced in fiscal 2020 reflects the pattern in the future and has adjusted the breakage rates to exclude certain current year activity. As a result, the recognition of breakage revenue could be impacted in future periods. Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certifications monthly for those loyalty program members who have earned 100 or more points in the previous month with certifications historically expiring in three months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

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

(4)	Leases

The table below presents information related to the lease costs for operating leases for the full year ended February 1, 2020 (in thousands).

	For the Year Ended
	January 30, 2021	February 1, 2020

Operating lease costs	35,923	40,943
Variable lease costs	2,808	2,856
Short term lease costs	44	1,352
Total Operating Lease costs	$ 38,775	$ 45,151

Other information

The table below presents supplemental cash flow information related to leases for the full year ended  January 30, 2021 (in thousands).

	For the Year Ended
	January 30, 2021	February 1, 2020
Operating cash flows for operating leases	$ 36,068	43,687

As of January 30, 2021, the weighted-average remaining operating lease term was 4.8 years and the weighted-average discount rate was 6.0% for operating leases recognized on the consolidated balance sheet.

The Company incurred impairment charges during fiscal 2020 of $3.8 million against right-of-use operating lease assets. The Company recorded total impairment charges for fiscal 2019 of $5.9 million on right-of-use assets in retained earnings as a result of the adoption of ASC 842, Leases.

During the fiscal year, the Company renegotiated the majority of its store lease portfolio resulting in a combination of rent reductions, deferments, and abatements. These negotiations have increased the percentage of leases with variable rent structures to one-third of its North American fleet, which is intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines. For these renegotiated leases, under ASC 842, the Company assessed if the renegotiated leases represented a new, separate contract or a modification of the existing lease. The Company concluded all renegotiated leases represented a modification of terms of each existing agreement. As such, the Company remeasured the lease liability and decreased the carrying amount of the right-of-use asset in proportion to the modification of the existing lease.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2021	39,336
2022	31,595
2023	26,169
2024	21,763
2025	16,220
Thereafter	19,994
Total minimum lease payments	155,077
Less: amount of lease payments representing interest	(21,213)
Present value of future minimum lease payments	133,864
Less: current obligations under leases	(32,402)
Long-term lease obligations	$101,462

As of January 30, 2021, the Company had additional executed leases that have not yet commenced for two retail locations with operating lease liabilities totaling $1.7 million that will commence in 2021 with lease terms ranging from five to ten years.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 30,	February 1,
	2021	2020
Prepaid occupancy (1)	$1,526	$1,097
Prepaid income taxes	314	164
Prepaid insurance	884	628
Prepaid gift card fees	1,291	1,413
Other (2)	6,096	3,815
Total	$10,111	$7,117

(1) Prepaid occupancy consists of prepaid expense related to non-lease components.

(2) Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service

(6)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	January 30,	February 1,
	2021	2020
Land	$2,261	$2,261
Furniture and fixtures	41,706	42,611
Computer hardware	19,534	24,069
Building	14,970	14,970
Leasehold improvements	97,434	102,598
Computer software	22,358	48,109
Construction in progress	3,707	9,615
	201,970	244,233
Less accumulated depreciation	148,997	178,378
Total, net	$52,973	$65,855

For fiscal 2020 and 2019, depreciation expense was $13.2 million and $13.5 million, respectively.

The Company incurred impairment charges during fiscal 2020 of $3.5 million for long-lived assets including leasehold fixtures and improvements, furniture and fixtures, machinery and equipment, and construction in progress. The majority of these charges were incurred at our retail stores in the United States and United Kingdom. The Company recorded no property, plant, and equipment impairment charges during fiscal 2019.

In the event that management decides to close any or all of these stores in the future, the Company  may be required to record additional impairment, lease termination fees, severance charges and other costs. In addition, the Company considers a more likely than not assessment that an individual location will close or be remodeled prior to the end of its original lease term as a triggering event to review the store asset group for recoverability.  As a result of these reviews, it was determined that certain stores would not be able to recover the carrying value of store assets through expected undiscounted cash flows over the shortened remaining life of the related assets and immaterial asset impairment charges were made in both fiscal 2020 and fiscal 2019.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 30,	February 1,
	2021	2020
Accrued wages, bonuses and related expenses	$13,185	$13,373
Sales tax payable	2,048	1,489
Accrued rent and related expenses (1)	1,993	726
Current income taxes payable	325	948
Total	$17,551	$16,536

(1) Accrued rent and related expenses consist of accrued costs associated with non-lease components.

For fiscal 2020 and 2019, defined contribution expense was $0.8 million and $0.7 million, respectively, included within Accrued wages, bonuses and related expenses.

(8)	Income Taxes

The Company’s income (loss) before income taxes from domestic and foreign operations (which include the U.K., Canada, China, Denmark and Ireland), is as follows (in thousands):

	Fiscal year ended
	January 30,	February 1,
	2021	2020
Domestic	$(21,774)	$4,862
Foreign	1,588	(3,301)
Total (loss) income before income taxes	$(20,186)	$1,561

The components of the income tax expense are as follows (in thousands):

	Fiscal year ended
	January 30,	February 1,
	2021	2020

Current:
U.S. Federal	$(876)	$1,068
U.S. State	321	498
Foreign	(12)	(45)
Deferred:
U.S. Federal	1,555	31
U.S. State	1,232	(311)
Foreign	577	59
Income tax expense	$2,797	$1,300

The provision for income taxes was $2.8 million in fiscal 2020 compared to $1.3 million in fiscal 2019. The 2020 effective rate of (13.9%) differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current year pretax loss as a full valuation allowance has been recorded globally. The 2019 effective rate of 83.0% differed from the statutory rate of 21% primarily due to the valuation allowance recorded in certain foreign jurisdictions and the $0.2 million tax impact of equity awards.

As the Company has incurred a cumulative book loss in North America and on a consolidated basis over the three-year cumulative period ended January 30, 2021, management evaluated the realizability of the Company’s North America deferred tax assets, including an analysis of all available positive and negative evidence.  The three-year cumulative loss is a significant piece of negative evidence. ASC 740 requires objective historical evidence be given more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the first quarter of fiscal 2020, the Company recorded a $3.3 million valuation allowance on its North America deferred tax assets.  During fiscal 2020, the Company recorded an additional $5.3 million valuation allowance globally primarily due to cumulative losses and uncertainty about future earnings forecasts. In fiscal 2019, the Company recorded an additional $0.6 million valuation allowance in certain foreign jurisdictions due to cumulative losses and uncertainty about future earnings forecast.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	January 30,	February 1,
	2021	2020

Deferred tax assets:
Operating lease liability	$33,058	$36,301
Deferred revenue	3,903	2,693
Net operating loss carryforwards	3,422	3,049
Carryforward of tax credits	2,251	87
Depreciation	1,880	1,663
Deferred compensation	1,802	1,893
Investment in affiliates	1,215	1,202
Accrued compensation	1,098	1,340
Receivables write-offs	830	664
Intangible assets	388	588
Inventories	263	593
Other	960	853
Total gross deferred tax assets	51,070	50,926
Less: Valuation allowance	(15,401)	(6,774)
Total deferred tax assets, net of valuation allowance	35,669	44,152

Deferred tax liabilities:
Operating lease right-of-use assets	(27,214)	(31,062)
Depreciation	(4,968)	(5,330)
Deferred expense	(1,767)	(1,257)
Deferred revenue	(1,362)	(2,726)
Other	(358)	(366)
Total deferred tax liabilities	(35,669)	(40,741)
Net deferred tax assets	$-	$3,411

As of January 30, 2021, the Company had gross net operating loss (NOL) carryforwards of approximately $15.5 million, most of which relate to the U.K. where NOLs have no expiration date. The Company also had tax credit carryforwards of $2.3 million, most of which related to the US, with credit carryforward periods of 10-20 years and with expirations beginning in fiscal 2021.

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

As of January 30, 2021, the Company had total unrecognized tax benefits of $0.2 million, of which approximately $0.2 million would favorably impact the Company’s provision for income taxes if recognized. As of February 1, 2020, the Company had total unrecognized tax benefits of $0.2 million, of which approximately $0.2 million would favorably impact the Company’s provision for income taxes if recognized. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included within other liabilities in the consolidated balance sheets were less than $0.1 million for both years ended as of  January 30, 2021 and February 1, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the consolidated statement of operations. For the year ended  January 30, 2021, the Company recognized a benefit of less than $0.1 million for interest and penalties. For the year ended February 1, 2020, the Company recognized an expense of less than $0.1 million for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of February 2, 2019	$418
Increases for prior year tax positions	67
Decreases for prior year tax positions	(288)
Lapse of statute of limitations	(19)
Balance as of February 1, 2020	178
Increases for prior year tax positions	46
Decreases for prior year tax positions	-
Lapse of statute of limitations	(54)
Balance as of January 30, 2021	$170

Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.2 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations and the lapsing of the statute of limitations.

The following tax years remain open in the Company’s major taxing jurisdictions as of January 30, 2021:

United States (Federal)	2017 through 2020
United Kingdom	2017 through 2020

The Company also files tax returns in various other international jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.

(9)	Line of Credit

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

The agreement provides for a senior secured revolving loan in aggregate principal amount of up to $25,000,000 (subject to a borrowing base formula), which  may be increased with the consent of the lenders by an amount not to exceed $25,000,000, subject to the conditions set forth in the agreement. The borrowing base under the agreement is based on specified percentages of eligible credit card receivables, eligible inventory and, under certain circumstances, eligible foreign in-transit inventory and, in the discretion of the agent, eligible receivables. The credit agreement provides for swingline loans of up to $5,000,000 and the issuance of standby or commercial letters of credit of up to $5,000,000. Proceeds of the advances under the agreement  may be used to pay fees and expenses relating to the transactions contemplated by the credit agreement and fund ongoing working capital, capital expenditures, permitted acquisitions and general corporate purposes, in each case to the extent permitted under, and as defined in, the agreement. Revolving advances under the agreement will be secured (subject to permitted liens and certain other exceptions) by a first priority lien on substantially all of the personal property of the Company and all of its U.S. and Canadian subsidiaries, including certain receivables (including receivables from the sale of inventory and credit card receivables but excluding certain franchise receivables), equipment and fixtures, intellectual property, inventory and equity interests held by the borrowers and the guarantors in their respective domestic and foreign subsidiaries. The agreement includes a negative covenant with respect to granting a lien on the Company's Ohio warehouse.

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

At the closing date of the agreement and the end of the fiscal year, the Company had no outstanding indebtedness under the agreement. As of  January 30, 2021, the Company's borrowing base was slightly more than $19.8 million under the agreement. As a result of a $1.0 million letter of credit against the line of credit at the end of fiscal year, the Company's had $18.8 million available for borrowing with PNC Bank.

Additionally, on  August 25, 2020, upon execution of the agreement with PNC Bank, the Company terminated its existing bank credit line with U.S. Bank, under the Company’s Fourth Amended and Restated Loan Agreement, as amended. The former agreement with U.S. Bank National Association ("U.S. Bank") provided for a maximum borrowing capacity of up to $10,000,000, subject to compliance with certain financial tests. The former credit agreement would have matured on  September 30, 2020. At the time of termination, the Company did not have any outstanding borrowings under the agreement with U.S. Bank and was in compliance with the amended covenants set forth in the former credit agreement. The $1.0 million letter of credit that was outstanding under the agreement with U.S. Bank at the time of termination was subsequently cancelled and a replacement $1.0 million letter of credit was issued under the credit agreement with PNC Bank.

As part of obtaining the new credit agreement, the Company incurred approximately $0.6 million of issuance costs and fees. As the Company had no outstanding borrowings at the beginning of the facility, these costs and fees were recorded as a deferred asset within the Other assets, net line item within the Condensed Consolidated Balance Sheets and will be amortized over the length of the five-year agreement.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the trial court in November 2019 and upper tribunal in March 2021 held that duty was due on some, but not all, of the products at issue. The period during which the Company or the U.K. customs authority may seek leave to appeal the Upper Tribunal ruling has not yet passed. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of January 30, 2021, the Company had a gross receivable balance of $4.6 million and a reserve of $3.5 million, leaving a net receivable of $1.1 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

(11)	Net (Loss) Income Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Fiscal year ended
	January 30,	February 1,
	2021	2020
NUMERATOR:
Net (loss) income before allocation of earnings to participating securities	$(22,983)	$261
Less: Earnings allocated to participating securities	-	-
Net (loss) income	$(22,983)	$261

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,923,304	14,711,334
Dilutive effect of share-based awards:	-	48,476
Weighted average number of common shares outstanding - dilutive	14,923,304	14,759,810
Basic (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(1.54)	$0.02
Diluted (loss) income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$(1.54)	$0.02

In calculating diluted earnings per share for fiscal 2020 and 2019, options to purchase 841,401 and 927,831 shares of common stock, respectively, were outstanding at the end of the period, but were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

(12)	Stock Incentive Plans

In 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan which the Company amended and restated in 2009 and 2014 (collectively, the Incentive Plans). In 2017, the Company adopted the Build-A-Bear Workshop, Inc 2017 Omnibus Incentive Plan

On  April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). On  June 11, 2020, at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the 2020 Incentive Plan. The 2020 Incentive Plan will terminate on  April 14, 2030, unless earlier terminated by the Board. The number of shares of the Company’s common stock authorized for issuance under the 2020 Incentive Plan is 1,000,000, plus shares of stock that remained available for issuance under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) at the time the 2020 Incentive Plan was approved by the Company’s stockholders, and shares that are subject to outstanding awards made under the 2017 Incentive Plan that on or after  April 14, 2020  may be forfeited, expire or be settled for cash.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, February 1, 2020	923,254	9.76
Granted	-	-
Exercised	-	-
Expired	(117,553)	8.39
Outstanding, January 30, 2021	805,701	$9.96	3.2	$-

Options Exercisable as of:
January 30, 2021	805,690	$9.96	3.2	$-

There were no options granted during fiscal 2020 or 2019. The expense recorded related to options granted in fiscal 2018 and prior were determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options.

The total grant date fair value of options exercised in both fiscal 2020 and 2019 was less than $0.1 million in each year. The total intrinsic value of options exercised in both fiscal 2020 and 2019 was less than $0.1 million in each year. The Company generally issues new shares to satisfy option exercises.

Future total shares available for option, non-vested stock and restricted stock grants were 568,523 and 366,109 at the end of 2020 and 2019, respectively.

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

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2020	453,403	$6.71	262,964	$7.59
Granted	767,390	2.45	157,374	2.78
Vested	(260,317)	6.98	(56,380)	8.85
Forfeited	(29,304)	2.32	(27,517)	8.85
Outstanding, January 30, 2021	931,172	$3.26	336,441	$5.03

In fiscal 2020, the Company awarded three-year performance-based restricted stock subject to the achievement liquidity, profitability and strategic performance objectives for fiscal 2020, 2021, and 2022. The target number of shares awarded was 157,374 with a weighted average grant date fair value of $2.78 per share. This performance-based restricted stock award had a payout opportunity ranging from 25% to 183.3% of the target number of shares. Based on the Company’s achievement of liquidity and strategic performance goals in fiscal 2020, the Company currently estimates the minimum number of shares that will be earned is approximately 78,703, assuming no forfeitures. The Company is currently unable to estimate the total number of these shares expected to be earned.

In fiscal 2019, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated pre-tax income growth objectives for fiscal 2019, 2020, and 2021 and cumulatively across the same three fiscal years. The target number of shares awarded was 95,811 with a weighted average grant date fair value of $5.61 per share. This performance-based restricted stock award had a payout opportunity ranging from 25% to 200% of the target number of shares. Based on the Company’s significant pre-tax loss in fiscal 2020, the Company currently estimates that none of these shares will be earned.

In fiscal 2018, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated pre-tax income growth objectives for fiscal 2018, 2019 and 2020. The target number of these shares awarded was 62,500 with a weighted average grant date fair value of $8.60 per share. In addition, the Company awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated revenue growth objectives for fiscal 2018, 2019 and 2020. The target number of these shares awarded was 20,756 with a weighted average grant date fair value of $8.60 per share. Both of these performance-based restricted stock awards had a payout opportunity ranging from 25% to 200% of the target number of shares. Based on the Company’s financial results for fiscal 2018, 2019 and 2020, the number of shares expected to be earned as part of the pre-tax income growth objective is 32,521, assuming no forfeitures. Based on the Company's financial results for fiscal 2018, 2019 and 2020, no shares were earned as part of the consolidated revenue growth objective.

The vesting date fair value of shares that vested in fiscal 2020 and 2019 was $2.3 million and $2.1 million, respectively.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2019 and fiscal 2020:

Common
Stock

Shares as of February 2, 2019	14,953,142
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	252,839
Repurchase of shares	-
Shares as of February 1, 2020	15,205,981
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	724,977
Repurchase of shares	-
Shares as of January 30, 2021	15,930,958

(14)	Major Vendors

Four vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 77% and 79% of inventory purchases in 2020 and 2019, respectively.

(15)	Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, China, Denmark, Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the U.K. and Ireland), Asia, Australia, the Middle East and Africa. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Fifty-two weeks ended January 30, 2021
Net sales to external customers	$249,210	$4,426	$1,674	$255,310
Income (loss) before income taxes	(21,480)	1,402	(108)	(20,186)
Capital expenditures	5,046	-	-	5,046
Depreciation and amortization	13,262	30	-	13,292
Fifty-two weeks ended February 1, 2020
Net sales to external customers	$323,491	$11,892	$3,160	$338,543
Income (loss) before income taxes	(3,276)	4,995	(158)	1,561
Capital expenditures	12,384	-	-	12,384
Depreciation and amortization	13,699	-	6	13,705

Total Assets as of:
January 30, 2021	$246,341	$6,353	$8,678	$261,372
February 1, 2020	280,543	8,931	7,788	297,262

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

	North
	America (1)	Europe (2)	Other (3)	Total

Fifty-two weeks ended January 30, 2021
Net sales to external customers	$219,889	$33,784	$1,637	$255,310
Property and equipment, net	48,955	4,018	-	52,973
Fifty-two weeks ended February 1, 2020
Net sales to external customers	286,968	48,532	3,043	$338,543
Property and equipment, net	60,386	5,459	10	65,855

For purposes of this table only:

(1)	North America includes the United States, Canada, and Puerto Rico.
(2)	Europe includes the U.K., Ireland, Denmark and franchise businesses in Europe.
(3)	Other includes franchise businesses outside of North America and Europe and a corporately-managed location in China.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Other (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2020	$6,774	$8,522	$105	$15,401
2019	5,079	517	1,178	6,774

Receivables Allowance for Doubtful Accounts
2020	$6,280	$1,405	$(316)	$7,369
2019	5,400	959	(79)	$6,280

(1) Other deferred tax asset valuation allowance represents reserves utilized, ASC842 adoption, and the impact of currency translation

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

10.1.6*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.1.7*

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

10.1.9*	Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 12, 2017)

10.1.10*

Form of Restricted Stock and Non-Qualified Stock Option Award Agreement under Registrant's 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.11*	Description of Build-A-Bear Workshop, Inc. Long-term Performance-Based Cash Incentive Program for Chiefs (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.12*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on April 19, 2019)

10.1.13*	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on April 19, 2019)

10.1.14*	Description of Build-A-Bear Workshop, Inc. Long-Term Performance-Based Cash Incentive Program for C-Level Employees (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on April 19, 2019)

10.1.15*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on October 9, 2020)

10.1.16*	Description of Build-A-Bear Workshop, Inc. Three-Year Performance-Based Cash Program for C-Level Employees (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on October 9, 2020)

10.1.17*	Form of Restricted Stock Agreement under the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on October 9, 2020)

10.2 *	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

10.3*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 11, 2016)

10.3.1*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporate by reference from Exhibit 10.1 on our Quarterly Report on Form 10-Q, filed on June 11, 2020)

10.3.2*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.4 on our Current Report on Form 8-K, filed on October 9, 2020)

10.4*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 11, 2016)

10.4.1*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporate by reference from Exhibit 10.2 on our Quarterly Report on Form 10-Q, filed on June 11, 2020)

10.4.2*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 on our Current Report on Form 8-K, filed on October 9, 2020)

10.5*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on March 11, 2016)

10.5.1*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporate by reference from Exhibit 10.3 on our Quarterly Report on Form 10-Q, filed on June 11, 2020)

10.5.2*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.6 on our Current Report on Form 8-K, filed on October 9, 2020)

10.6*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.4 on our Current Report on Form 8-K, filed on March 11, 2016)

10.6.1*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. (incorporate by reference from Exhibit 10.4 on our Quarterly Report on Form 10-Q, filed on June 11, 2020)

10.6.2*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on October 9, 2020)

10.7*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 on our Current Report on Form 8-K, filed on March 11, 2016)

10.7.1*	Amendment to Employment, Confidentiality and Noncompete Agreement, effective as of March 29, 2020, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporate by reference from Exhibit 10.5 on our Quarterly Report on Form 10-Q, filed on June 11, 2020)

10.7.2*	Consent to Reduced 2020 Target Bonus Opportunity, dated October 6, 2020 by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.8 on our Current Report on Form 8-K, filed on October 9, 2020)

10.8*

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.9	Cooperation Agreement, dated as of as of July 26, 2019, by and between Build-A-Bear Workshop, Inc., David L. Kanen, Kanen Wealth Management, LLC and Philotimo Fund, LP (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on July 29, 2019)

10.10	Revolving Credit and Security Agreement dated as of August 25, 2020 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 31, 2020).

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

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 10 of the Registrant’s audited consolidated financial statements included herein)

21.1	List of Subsidiaries of the Registrant (incorporated by referenced to Exhibit 21.1 to our Annual Report on Form 10-K, for the year ended February 1, 2020)

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 15, 2021	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended January 30, 2021 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	April 15, 2021
Craig Leavitt

/s/ Maxine Clark	Director	April 15, 2021
Maxine Clark

/s/ George Carrara	Director	April 15, 2021
George Carrara

/s/ Robert L. Dixon, Jr.	Director	April 15, 2021
Robert L. Dixon, Jr.

/s/ Sharon John	Director and President and Chief Executive Officer	April 15, 2021
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	April 15, 2021
Voin Todorovic	(Principal Financial and Accounting Officer)