Form 10-Q
period 2021-05-01
BUILD-A-BEAR WORKSHOP INC
filed 2021-06-10
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2021

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

As of June 7, 2021, there were 16,013,771 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	May 1,	January 30,	May 2,
	2021	2021	2020
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,931	$34,840	$21,851
Inventories, net	43,754	46,947	53,238
Receivables, net	8,280	8,295	7,099
Prepaid expenses and other current assets	9,798	10,111	5,896
Total current assets	107,763	100,193	88,084

Operating lease right-of-use asset	99,518	104,825	124,112
Property and equipment, net	50,417	52,973	61,626
Other assets, net	6,685	3,381	3,005
Total Assets	$264,383	$261,372	$276,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,438	$17,901	$22,905
Accrued expenses	16,629	17,551	10,395
Operating lease liability short term	30,631	32,402	32,963
Gift cards and customer deposits	18,210	19,029	18,530
Deferred revenue and other	2,489	2,445	2,603
Total current liabilities	87,397	89,328	87,396

Operating lease liability long term	95,654	101,462	118,416
Deferred franchise revenue	884	920	915
Other liabilities	2,471	2,354	1,643

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at May 1, 2021, January 30, 2021 and May 2, 2020	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 16,047,828, 15,930,958 and 15,439,538 shares, respectively	163	159	155
Additional paid-in capital	73,024	72,822	71,491
Accumulated other comprehensive loss	(12,532)	(12,615)	(11,909)
Retained earnings	17,322	6,942	8,720
Total stockholders' equity	77,977	67,308	68,457
Total Liabilities and Stockholders' Equity	$264,383	$261,372	$276,827

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020
Revenues:
Net retail sales	$89,212	$45,647
Commercial revenue	2,109	333
International franchising	372	644
Total revenues	91,693	46,624

Costs and expenses:
Cost of merchandise sold - retail	42,093	33,352
Store asset impairment	-	4,819
Cost of merchandise sold - commercial	904	140
Cost of merchandise sold - international franchising	268	255
Total cost of merchandise sold	43,265	38,566
Consolidated gross profit	48,428	8,058
Selling, general and administrative expense	35,242	26,725
Interest expense (income), net	5	(3)
Income (loss) before income taxes	13,181	(18,664)
Income tax expense	2,801	2,540
Net income (loss)	$10,380	$(21,204)

Foreign currency translation adjustment	83	170
Comprehensive income (loss)	$10,463	$(21,034)

Income (loss) per common share:
Basic	$0.69	$(1.42)
Diluted	$0.66	$(1.42)

Shares used in computing common per share amounts:
Basic	15,062,025	14,926,097
Diluted	15,757,033	14,926,097

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020

Cash flows provided by (used in) operating activities:
Net income (loss)	$10,380	$(21,204)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,127	3,457
Share-based and performance-based stock compensation	630	271
Impairment of right-of-use assets and fixed assets	-	4,819
Deferred taxes	-	3,388
Provision for doubtful accounts	168	589
Gain on disposal of property and equipment	(8)	(5)
Change in assets and liabilities:
Inventories, net	3,277	(376)
Receivables, net	(181)	3,732
Prepaid expenses and other assets	(2,939)	1,177
Accounts payable and accrued expenses	802	2,716
Operating leases	(2,391)	865
Gift cards and customer deposits	(834)	(1,635)
Deferred revenue	28	(300)
Net cash provided by (used in) operating activities	12,059	(2,506)
Cash flows used in investing activities:
Purchases of property and equipment	(491)	(2,849)
Net cash used in investing activities	(491)	(2,849)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of tax withholding obligation	(625)	(114)
Net cash used in financing activities	(625)	(114)
Effect of exchange rates on cash	148	594
Increase (decrease) in cash, cash equivalents, and restricted cash	11,091	(4,875)
Cash, cash equivalents and restricted cash, beginning of period	34,840	26,726
Cash, cash equivalents and restricted cash, end of period	$45,931	$21,851

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$44,226	$20,225
Restricted cash from long-term deposits	$1,705	$1,626
Total cash, cash equivalents and restricted cash	$45,931	$21,851

Net cash received (paid) during the period for income taxes	$74	$(8)

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 30, 2021 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 30, 2021, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021.

COVID-19 Pandemic

In March 2020, the World Health Organization announced that COVID-19 is a global pandemic and the Company's results of operations in fiscal 2020 ended  January 30, 2021 were significantly negatively impacted. The beginning of fiscal 2021 saw the Company's United States store portfolio open and operating while its stores in the United Kingdom, Canada, and Ireland remained temporarily closed. In April 2021, stores in the United Kingdom reopened as the government lifted lockdown restrictions resulting in almost all of the Company's stores operating as the end of the 2021 first fiscal quarter. The majority of the Company's Canadian stores remained temporarily closed at the end of the fiscal quarter as government restrictions continued.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended January 30, 2021.

Government Grants

As a result of the pandemic, governments enacted relief legislation and stimulus packages to help combat the economic effects through such things as payroll expense reimbursement and business and restart grants. Due to the nature of these grants relating to income, they can be presented in one of two ways: (1) a credit in the income statement under a general heading such as "other income" or (2) as a reduction to the related expense. The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID-19 related government programs for payroll paid to employees who were paid while not providing services to the Company and for business and restart grants from the United Kingdom government for businesses in the retail, hospitality and leisure sectors. The Company recorded a reduction to expenses of $1.0 million for the thirteen weeks ended May 1, 2021 related to these wages within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for employees in various jurisdictions. For the thirteen weeks ended May 2, 2020, the Company recorded a reduction to expense of $1.5 million. The business and restart grants in the United Kingdom for businesses in the non-essential retail, hospitality and leisure sectors, were applied for on a per-property basis to support businesses through the latest lockdown restrictions. These grants did not relate to specific expenses incurred by the Company and were therefore recorded as "other income" of $0.9 million within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 1, 2021. The Company did not record income related to business or restart grants in the thirteen weeks ended May 2, 2020.

Entertainment Production Costs

Costs of producing entertainment assets, which include direct costs, production overhead and development costs, are capitalized when incurred and are stated at the lower of cost, less accumulated amortization, or fair value. Costs of entertainment productions are subject to recoverability assessments, which compare the estimated fair values with the unamortized cost, whenever events or changes in circumstances indicate that the fair value of the film may be less than the unamortized cost. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the entertainment assets. The amount by which the unamortized costs of entertainment assets exceed their estimated fair values are written off. As of  May 1, 2021 and  May 2, 2020, the Company had capitalized entertainment production costs of $5.0 million and $0.3 million, respectively.

2. Revenue

Nearly all the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 97% of consolidated revenue for the first quarter of fiscal 2021. The majority of these sales transactions were single performance obligations that were recorded when control was transferred to the customer.

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

For the Company’s gift cards, revenue, including any related gift card discounts, is deferred for single transactions until redemption. Historically, the vast majority of gift card redemptions have occurred within two years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

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

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreements are ongoing and include operations and product development support and training, generally concentrated around initial store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years, or if the agreement is terminated prior to the end of the term. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue on its consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee which generally occurs upon delivery.

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously.

3. Leases

The majority of the Company's leases relate to retail stores and corporate offices. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most new retail store leases have an original term of a five to ten-year base period and may include renewal options to extend the lease term beyond the initial base period. The extension periods are typically much shorter than the original lease term giving the Company's strategic decision to maintain a high level of lease optionality. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property.

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended May 1, 2021 and May 2, 2020 (in thousands).

	Thirteen weeks ended
	May 1, 2021	May 2, 2020

Operating lease costs	8,580	9,656
Variable lease costs	879	274
Short term lease costs	14	88
Total Operating Lease costs	$9,473	$10,018

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended May 1, 2021 and May 2, 2020 (in thousands).

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Operating cash flows for operating leases	11,129	7,455

Operating cash flow for the fiscal 2021 first quarter exceeded expense recorded for the same period, which is expected to continue for the remainder of fiscal 2021, as the Company's deferred rent obligations obtained during rent negotiations in fiscal 2020 are to be paid during fiscal 2021. The Company has approximately $3.6 million remaining of rent deferrals to be paid in the remainder of fiscal 2021.

As of May 1, 2021 and May 2, 2020, the weighted-average remaining operating lease term was 4.7 years and 5.6 years, respectively, and the weighted-average discount rate was 6.0% and 6.1%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

For the thirteen weeks ended May 1, 2021, the Company did not incur impairment charges against its right-of-use operating lease assets. For the thirteen weeks ended May 2, 2020, the Company incurred right-of-use asset impairment charges of $2.4 million.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2021	28,659
2022	31,804
2023	26,416
2024	22,030
2025	16,438
Thereafter	20,642
Total minimum lease payments	145,989
Less: amount of lease payments representing interest	(19,704)
Present value of future minimum lease payments	126,285
Less: current obligations under leases	(30,631)
Long-term lease obligations	$95,654

As of May 1, 2021, the Company had an additional executed lease that had not yet commenced with operating lease liabilities of $0.2 million. This lease is expected to commence in 2021 with a lease term of two years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	May 1,	January 30,	May 2,
	2021	2021	2020
Prepaid occupancy (1)	$1,476	$1,367	$239
Prepaid taxes (2)	326	473	463
Prepaid insurance	424	884	282
Prepaid gift card fees	1,199	1,291	1,266
Other (3)	6,373	6,096	3,646
Total	$9,798	$10,111	$5,896

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.
(2)	Prepaid taxes consists of prepaid federal and state income tax and other taxes.
(3)	Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	May 1,	January 30,	May 2,
	2021	2021	2020
Entertainment production asset	$4,971	$1,715	$299
Deferred compensation	1,119	1,037	2,700
Other (1)	595	629	6
Total	$6,685	$3,381	$3,005

(1)	Other consists primarily of deferred financing costs related to the Company's credit facility

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	May 1,	January 30,	May 2,
	2021	2021	2020
Accrued wages, bonuses and related expenses	$10,514	$13,185	$9,145
Sales and value added taxes payable	1,831	2,048	1,084
Accrued rent and related expenses (1)	1,411	1,993	69
Current income taxes payable	2,873	325	97
Total	$16,629	$17,551	$10,395

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

6. Stock-based Compensation

On April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). On June 11, 2020, at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board (the "Compensation Committee", permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the 2020 Incentive Plan. The 2020 Incentive Plan will terminate on April 14, 2030, unless terminated earlier by the Board. The number of shares of the Company’s common stock authorized for issuance under the 2020 Incentive Plan is 1,000,000, plus shares of stock that remained available for issuance under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) at the time the 2020 Incentive Plan was approved by the Company’s stockholders, and shares that are subject to outstanding awards made under the 2017 Incentive Plan that on or after April 14, 2020 may be forfeited, expire or be settled for cash.

For the thirteen weeks ended May 1, 2021 and May 2, 2020, Selling, general and administrative expense included $0.6 million and $0.3 million, respectively, of stock-based compensation expense. As of May 1, 2021, there was $3.3 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.7 years.

The following table is a summary of the balances and activity for stock options for the thirteen weeks ended May 1, 2021:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 30, 2021	805,701	$9.96
Granted	-	-
Exercised	(48,092)	6.21
Forfeited	-	-
Canceled or expired	(26,711)	8.13
Outstanding, May 1, 2021	730,898	$10.28

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirteen weeks ended May 1, 2021:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 30, 2021	931,172	$3.26	336,441	$5.03
Granted	124,392	8.24	53,095	8.24
Vested	(360,828)	3.54	(32,521)	8.60
Forfeited	(9,850)	6.35
Canceled or expired	-	-	(50,735)	8.60
Outstanding, May 1, 2021	684,886	$3.97	306,280	$3.56

The total fair value of shares vested during the thirteen weeks ended May 1, 2021 and May 2, 2020 was $1.6 million and $1.9 million, respectively.

In April 2021, the Committee awarded three-year performance-based restricted stock, established specific profitability and revenue objectives for fiscal 2021, 2022, and 2023, and assigned a weighting to each objective. Profitability will be measured by the Company’s achievement of established cumulative consolidated earnings before interest, taxes and depreciation and amortization (EBITDA) goals. Revenue will be measured by the Company's achievement of revenue growth, by meeting established compound annual growth rate targets for total web demand sales or cumulative total revenue objectives.

The outstanding performance shares as of May 1, 2021 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2019 - 2021 consolidated pre-tax income growth objectives	95,811
2020 - 2022 consolidated liquidity and strategic performance objectives	89,168
2020 - 2022 consolidated earnings before interest and taxes (EBIT) objectives	68,206
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
Performance shares outstanding, May 1, 2021	306,280

7. Income Taxes

The Company's effective tax rate was 21.3% for the thirteen weeks ended May 1, 2021 compared to (13.6%) for the thirteen weeks ended May 2, 2020. In the first quarter of fiscal 2021 the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. While the Company is still in a full valuation allowance globally, it recorded tax expense on the pretax income earned in the first quarter of fiscal 2021 based on its projected current tax expense. The first thirteen weeks of fiscal 2020 was impacted by a $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions, offset by $0.8 million of benefit as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In addition, no tax benefit was recorded on the fiscal 2020 first quarter pretax loss as a full valuation allowance was recorded globally.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended  May 1, 2021 and May 2, 2020 (in thousands):

	For the thirteen weeks ended May 1, 2021					For the thirteen weeks ended May 2, 2020

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$159	$72,822	$(12,615)	$6,942	$67,308	$152	$70,633	$(12,079)	$29,925	$88,631
Issuance of restricted/performance stock	$5	$574			579	4	496			500
Stock-based compensation		551			551		476			476
Shares withheld in lieu of tax withholdings	(1)	(923)			(924)	(1)	(114)			(115)
Other					-				(1)	(1)
Other comprehensive income (loss)			83		83			170		170
Net income (loss)				10,380	10,380				(21,204)	(21,204)
Balance, ending	$163	$73,024	$(12,532)	$17,322	$77,977	$155	$71,491	$(11,909)	$8,720	$68,457

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

9. Income per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020
NUMERATOR:
Net income (loss)	$10,380	$(21,204)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,062,025	14,926,097
Dilutive effect of share-based awards:	695,008	-
Weighted average number of common shares outstanding - dilutive	15,757,033	14,926,097

Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.69	$(1.42)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.66	$(1.42)

In calculating the diluted income per share for the thirteen weeks ended May 1, 2021, options to purchase 559,991 shares of common stock that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen weeks ended May 2, 2020, options to purchase 892,339 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at  May 1, 2021 and May 2, 2020 was comprised entirely of foreign currency translation. For the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company had no reclassifications out of accumulated other comprehensive income (loss).

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the United States (U.S.), Canada, China, Ireland and the United Kingdom (“U.K.”), including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended May 1, 2021
Net sales to external customers	$89,212	$2,109	$372	$91,693
Income before income taxes	12,481	818	(118)	13,181
Capital expenditures	491	-	-	491
Depreciation and amortization	3,122	5	-	3,127
Thirteen weeks ended May 2, 2020
Net sales to external customers	$45,647	$333	$644	$46,624
(Loss) Income before income taxes	(18,370)	(45)	(249)	(18,664)
Capital expenditures	2,849	-	-	2,849
Depreciation and amortization	3,450	7	-	3,457
Total Assets as of:
May 1, 2021	$248,283	$7,210	$8,890	$264,383
May 2, 2020	262,693	6,563	7,571	276,827

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended May 1, 2021
Net sales to external customers	$85,753	$5,409	$531	$91,693
Property and equipment, net	46,575	3,842	-	50,417
Thirteen weeks ended May 2, 2020
Net sales to external customers	$39,651	$6,665	$308	$46,624
Property and equipment, net	56,915	4,704	7	61,626

For purposes of this table only:
(1) North America includes corporately-managed locations in the United States and Canada.
(2) Europe includes corporately-managed locations in the U.K. and Ireland.
(3) Other includes franchise businesses outside of North America and Europe and includes a corporately-managed location in China that recently closed.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the trial court in  November 2019 and upper tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company intends to petition the Court of Appeals directly for leave to proceed with an appeal. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of May 1, 2021, the Company had a gross receivable balance of $4.6 million and a reserve of $3.6 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, as filed with the SEC, and include the following:

●	our business, operations and financial results have been and will continue to be negatively affected by the pandemic including the temporary closure of retail store locations which continues to fluctuate on a localized basis, presenting ongoing uncertainty relating to the anticipated duration and scope of the pandemic in areas in which we operate, as well as the restrictions imposed by federal, state, and local governments in response to the pandemic;
●

any sustained decline in general global economic conditions, caused by the COVID-19 pandemic or otherwise, could lead to disproportionately reduced consumer demand for our products, including those sold by third-party retailers, which represent relatively discretionary spending, would cause an adverse effect on our liquidity and profitability;

●	we rely on a few global supply chain vendors to supply substantially all of our merchandise, and significant price increases or any disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory to our stores;
●

we depend upon the shopping malls and tourist locations in which our corporately-managed stores and third-party retail locations are situated to attract guests and a decline in consumer traffic, or if such consumer traffic does not return to levels that we saw prior to the pandemic, could adversely affect our financial performance and profitability;

●	in connection with the reopening of our stores, we have modified our interactive shopping experience in order to comply with recommended social distancing and sanitation practices. These modifications could have a negative impact on the appeal of our interactive shopping experience, reduce guest traffic to our stores, and decrease the volume of guests that may be able to enjoy our interactive shopping experience which could adversely impact our ability to operate our stores profitably;
●	we may experience store closures in shopping malls and tourist locations and other impacts to our business resulting from civil disturbances;
●	we believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand, which in turn contributes to the success of our ecommerce platform and drives repeat customer transactions; if the revised experiences we are offering do not create the same guest affinity for our brand, it may adversely affect the value of our brand;
●	birthdays and other special occasions have historically been a key driver for store traffic, and our inability to host such events due to pandemic restrictions or if our guests are not willing to hold such events at our stores may adversely affect store performance and our overall profitability;
●

if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to adjust that experience consistent with our guests' expectations as the general retail economy emerges from the restrictions imposed by the pandemic, and to otherwise identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;

●	some of our licensed products are based on feature films with planned theatrical launches; given that the pandemic has negatively impacted theaters and delayed movie releases, the portion of our business associated with these films has been and could continue to be negatively affected;
●	we may be unable to leverage the flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as our leases come up for renewal, and there may be other costs and risks related to a brick-and-mortar retail store model such as a lack of available retail store sites on terms acceptable to us as a result;
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
●

if we are unable to effectively manage our international franchises, attract new franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability;

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of May 1, 2021, we had 355 corporately-managed stores globally and had 72 internationally franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites, our franchisees sell products through sites that they manage and other third parties sell products on their sites under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, the U.K., Ireland, and China and two e-commerce sites;
•

Commercial – Transactions with other businesses, mainly comprised of wholesale product sales to third-party retailers and licensing our intellectual property, including entertainment properties, for third-party use; and

•	International franchising – Royalties as well as development fees and the sales from products and fixtures from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen weeks ended May 1, 2021 and May 2, 2020 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

COVID-19 and Business Update

The beginning of fiscal 2021 saw our United States store portfolio open and operating while our stores in the United Kingdom and Canada remained temporarily closed. In April 2021, our stores in the United Kingdom and Ireland opened as the government lifted lockdown restrictions resulting in essentially all of our European stores operating as the end of the fiscal 2021 first quarter. The majority of our Canadian stores remained temporarily closed at the end of the fiscal quarter as government restrictions continued. Our year-over-year results discussed below, and we expect for the remainder of 2021 will be, impacted by prior year store closures and operating hour reductions as a result of the pandemic.

While we expect to see continued evolution of consumer shopping patterns and preferences in the balance of the year, we believe we have built the infrastructure to respond with greater agility to deal with potential uncertainty and we expect to deliver growth in 2021. We believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases accelerated during the pandemic, are driving improved results, which we expect to continue. We remain focused on our strategic priorities for the year which are centered primarily on three key areas:

•

Further acceleration of our digital transformation including content and entertainment initiatives. We are intent on building our business with more effective use of technology and improved and enhanced fulfillment capabilities while leveraging our expanded digital platforms to inform and drive marketing and content efforts. We believe that our multi-year sustained strong trend in e-commerce demand including this quarter’s double-digit increase over the prior year's double-digit increase, highlighted by another quarter of triple-digit growth in North America, demonstrates the progress we continue to make in this area.

•

Rapidly evolving our retail capabilities and experiences, including omnichannel, and significantly expanded e-commerce capacity. Our U.S. stores were largely open and operating throughout the quarter. We began the period with all of our European stores closed due to governmental restrictions, however, the majority reopened in April.  Not only did we see improving traffic patterns in stores as consumers re-engaged with our interactive retail experience, our workshops also helped fulfill the increase in digital demand through buy online, ship-from store or pickup in-store options. Locations effectively acted as mini-distribution centers leveraging labor and optimizing inventory so the reopening of our brick-and-mortar locations provided advantages in multiple ways. The enhanced capabilities that we put in place in 2020 to diversify our omnichannel options, including adding an allocation algorithm to optimize geographic positioning, have continued to provide critical building blocks to support our sustained strong e-commerce demand. This allowed approximately 1 in every 5 digital orders to be made and shipped from a traditional store in this year’s first quarter.

•	Maintaining a solid financial position including a strong balance sheet to support our business and make strategic investments designed to drive further growth.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirteen weeks ended
	May 1, 2021				May 2, 2020
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	305	48	1	354	316	55	1	372
Opened	1	-	-	1	1	-	-	1
Closed	-	-	-	-	(4)	0	-	(4)
End of period	306	48	1	355	313	55	1	369

As of May 1, 2021, 41% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of May 1, 2021, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 11 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Beginning of period	71	92
Opened	2	0
Closed	(1)	(12)
End of period	72	80

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We believe there is a total market potential for approximately 300 international stores outside of the U.S., Canada, the U.K., and Ireland. We source fixtures and other supplies for our franchisees from China which significantly reduces the capital and lowers the expenses required to open franchises. We are leveraging new formats that have been developed for our corporately-managed locations such as concourses and shop-in-shops with our franchisees.

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020
Revenues:
Net retail sales	97.3%	97.9%
Commercial revenue	2.3	0.7
International franchising	0.4	1.4
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	47.2	73.1
Store asset impairment	0.0	10.6
Cost of merchandise sold - commercial (1)	42.9	42.0
Cost of merchandise sold - international franchising (1)	72.0	39.6
Total cost of merchandise sold	47.2	82.7
Consolidated gross profit	52.8	17.4
Selling, general and administrative	38.4	57.3
Interest expense, net	0.0	(0.0)
Income (loss) before income taxes	14.4	(40.0)
Income tax expense	3.1	5.4
Net income (loss)	11.3	(45.5)

Retail Gross Margin (2)	52.8%	26.9%

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

Thirteen weeks ended May 1, 2021 compared to thirteen weeks ended May 2, 2020

Total revenues. Consolidated revenues increased 96.7%, including a 116.3% increase in North America, which was partially offset by a 18.8% decrease in Europe. The increase in North America was primarily driven by increased e-commerce sales and retail store operating days compared to the same period in the prior year which saw temporary store closures due to the pandemic. The decrease in Europe was the result of a decrease in store operating days due to government restrictions compared to the same period in the prior year partially offset by an increase in e-commerce sales.

Net retail sales for the thirteen weeks ended May 1, 2021 were $89.2 million, compared to $45.6 million for the thirteen weeks ended May 2, 2020, an increase of $43.6 million, or 95.4% compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirteen weeks ended
May 1, 2021
Impact from:
Existing stores	$35,405
E-commerce	7,282
New stores	462
Store closures	(782)
Gift card breakage	453
Foreign currency translation	624
Deferred revenue estimates	121
Total Change	$43,565

The retail revenue increase was primarily the result of the increase in store operating days in North America and consolidated e-commerce sales.

Commercial revenue was $2.1 million for the thirteen weeks ended May 1, 2021 compared to $0.3 million for the thirteen weeks ended May 2, 2020. The $1.8 million increase is the result of increased sales volume from our commercial customers as a result of the prior year effect of the pandemic on third-party retail locations serviced by our commercial customers.

International franchising revenue was $0.4 million for the thirteen weeks ended May 1, 2021 compared to $0.6 million for the thirteen weeks ended May 2, 2020. The $0.2 million decrease is primarily due to permanent closures of certain of our franchise locations in the latter half of fiscal 2020 and temporary closures of stores due to mandated government restrictions due to the pandemic.

Retail gross margin. Retail gross margin dollars increased $34.8 million to $47.1 million compared to the thirteen weeks ended May 2, 2020. The retail gross margin rate increased 2,590 basis points primarily driven by an increase in corporately-managed retail sales, a decrease in fixed occupancy costs recorded as a result of rent negotiations during the prior fiscal year, and an increase in merchandise margin.

Selling, general and administrative. Selling, general and administrative expenses were $35.2 million for the thirteen weeks ended May 1, 2021 or 38% of revenue, an increase of $8.5 million compared to the thirteen weeks ended May 2, 2020, which was 57% of revenue. The increase was primarily due to higher labor costs given the re-opening of substantially all of our U.S. store base during the thirteen weeks ended May 1, 2021.

Interest expense (income), net. Interest expense was $5,000 for the thirteen weeks ended May 1, 2021 compared to interest income of $3,000 for the thirteen weeks ended May 2, 2020.

Benefit/Provision for income taxes. Income tax expense was $2.8 million with a tax rate of 21.3% for the thirteen weeks ended May 1, 2021 compared to $2.5 million with a tax rate of (13.6%) for the thirteen weeks ended May 2, 2020. In the first quarter of fiscal 2021 the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. While we are still in a full valuation allowance globally, we recorded tax expense on the pretax income earned in the first quarter of fiscal 2021 based on our projected current tax expense. In the first quarter of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to a $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions offset by $0.8 million of benefit as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In addition, no tax benefit was recorded on the fiscal 2020 first quarter pretax loss as a full valuation allowance was recorded globally.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions (including as a result of the pandemic) and consumer spending patterns; (2) changes in store operations in response to the pandemic apart from its effect on the general economy, including temporary store closures required by local governments; (3) increases or decreases in our existing store and e-commerce sales; (4) fluctuations in the profitability of our stores; (5) the timing and frequency of the sales of licensed products tied to major theatrical releases (including the cancellation or delay of such releases due to the pandemic) and our marketing initiatives, including national media and other public relations events; (6) changes in foreign currency exchange rates; (7) the timing of new store openings, closings, relocations and remodeling and related expenses; (8) changes in consumer preferences; (9) the effectiveness of our inventory management; (10) the actions of our competitors or mall anchors and co-tenants; (11) seasonal shopping patterns and holiday and vacation schedules; (12) disruptions in store operations due to civil unrest; and (13) weather conditions.

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

Because our retail operations include toy products which have sales that historically peak in relation to the holiday season as part of our revenue model, our sales have historically been highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot provide assurance that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2014 fiscal fourth quarter had 14 weeks.

Liquidity and Capital Resources

As of May 1, 2021, we had a consolidated cash balance of $45.9 million, approximately 85% of which was domiciled within the United States. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020
Net cash provided by (used in) operating activities	$12,059	$(2,506)
Net cash used in investing activities	(491)	(2,849)
Net cash used in financing activities	(625)	(114)
Effect of exchange rates on cash	148	594
Increase (decrease) in cash, cash equivalents, and restricted cash	$11,091	$(4,875)

Operating Activities. Cash provided by operating activities increased $14.6 million for the thirteen weeks ended May 1, 2021, as compared to the thirteen weeks ended May 2, 2020. This increase in cash from operating activities was primarily driven by increased retail store operating days in the U.S. resulting in higher net income.

Investing Activities. Cash used in investing activities decreased $2.4 million for the thirteen weeks ended May 1, 2021 as compared to the thirteen weeks ended May 2, 2020. This decrease in cash from investing activities was primarily driven by timing of planned capital expenditures.

Financing Activities. Cash used in financing activities decreased $0.5 million for the thirteen weeks ended May 1, 2021, as compared to the thirteen weeks ended May 2, 2020. This decrease in cash from financing activities was driven by increased stock-based compensation vesting resulting in the need for more shares withheld for taxes offset by proceeds from stock option exercises.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. Borrowings under the agreement bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of May 1, 2021, our borrowing base was slightly more than $16.8 million. As a result of a $1.0 million letter of credit against the line of credit at the end of the fiscal 2021 first quarter, approximately $15.8 million was available for borrowing. We had no outstanding borrowings as of the end of May 1, 2021.

Most of our corporately-managed retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America have shifted to shorter term leases, many of which include variable rent structures, to provide flexibility in aligning stores with market trends. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many new leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease before the end of its initial term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending through the thirteen weeks ended May 1, 2021 totaled $0.5 million and we expect to spend a total of $5 to $10 million on capital expenditures for fiscal 2021.

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

Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on April 15, 2021, which includes audited consolidated financial statements for our 2020 and 2019 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2020 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended January 30, 2021 as filed with the SEC on April 15, 2021.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 1, 2021, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 30, 2021 as filed with the SEC on April 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Jan. 31, 2021 - Feb. 27, 2021	11	7.03	-	$-
Feb. 28, 2021 - Apr. 3, 2021	-	-	-	-
Apr. 4, 2021 - May 1, 2021	112,331	8.22	-	-
Total	112,342	8.22	-	-

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on April 13, 2021)

10.2*	Form of Restricted Stock Agreement under the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on April 13, 2021)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2021

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)