Form 10-Q
period 2021-07-31
BUILD-A-BEAR WORKSHOP INC
filed 2021-09-09
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2021

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

As of September 6, 2021, there were 16,083,412 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	July 31,	January 30,	August 1,
	2021	2021	2020
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,136	$34,840	$25,274
Inventories, net	47,342	46,947	55,509
Receivables, net	8,648	8,295	6,314
Prepaid expenses and other current assets	8,841	10,111	5,400
Total current assets	115,967	100,193	92,497

Operating lease right-of-use asset	93,087	104,825	114,709
Property and equipment, net	48,161	52,973	58,085
Other assets, net	7,060	3,381	2,972
Total Assets	$264,275	$261,372	$268,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,028	$17,901	$23,267
Accrued expenses	20,972	17,551	15,911
Operating lease liability short term	28,019	32,402	39,917
Gift cards and customer deposits	18,096	19,029	17,988
Deferred revenue and other	2,723	2,445	2,659
Total current liabilities	85,838	89,328	99,742

Operating lease liability long term	89,883	101,462	111,640
Deferred franchise revenue	847	920	916
Other liabilities	2,572	2,354	1,430

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 31, 2021, January 30, 2021 and August 1, 2020	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 16,033,134, 15,930,958 and 15,591,553 shares, respectively	160	159	156
Additional paid-in capital	73,397	72,822	71,906
Accumulated other comprehensive loss	(12,579)	(12,615)	(12,339)
Retained earnings/(deficit)	24,157	6,942	(5,188)
Total stockholders' equity	85,135	67,308	54,535
Total Liabilities and Stockholders' Equity	$264,275	$261,372	$268,263

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Revenues:
Net retail sales	$91,289	$39,339	$180,501	$84,986
Commercial revenue	2,946	865	5,055	1,198
International franchising	493	149	865	793
Total revenues	94,728	40,353	186,421	86,977

Costs and expenses:
Cost of merchandise sold - retail	42,677	30,233	84,770	63,585
Store asset impairment	-	2,063	0	6,882.00
Cost of merchandise sold - commercial	1,286	387	2,190	527
Cost of merchandise sold - international franchising	365	130	633	385
Total cost of merchandise sold	44,328	32,813	87,593	71,379
Consolidated gross profit	50,400	7,540	98,828	15,598
Selling, general and administrative expense	40,919	21,516	76,161	48,241
Interest expense, net	8	7	13	4
Income (loss) before income taxes	9,473	(13,983)	22,654	(32,647)
Income tax expense	2,638	(74)	5,439	2,466
Net income (loss)	$6,835	$(13,909)	$17,215	$(35,113)

Foreign currency translation adjustment	(47)	(429)	36	(259)
Comprehensive income (loss)	$6,788	$(14,338)	$17,251	$(35,372)

Income (loss) per common share:
Basic	$0.44	$(0.93)	$1.13	$(2.35)
Diluted	$0.42	$(0.93)	$1.08	$(2.35)

Shares used in computing common per share amounts:
Basic	15,398,406	14,999,786	15,230,215	14,936,541
Diluted	16,111,587	14,999,786	15,958,520	14,936,541

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	July 31,	August 1,
	2021	2020

Cash flows provided by (used in) operating activities:
Net income (loss)	$17,215	$(35,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,120	6,711
Share-based and performance-based stock compensation	1,526	736
Impairment of right-of-use assets and fixed assets	-	6,882
Deferred taxes	-	3,388
Provision for doubtful accounts	113	669
Loss on disposal of property and equipment	28	22
Change in assets and liabilities:
Inventories, net	(263)	(2,217)
Receivables, net	(427)	4,512
Prepaid expenses and other assets	(1,919)	1,697
Accounts payable and accrued expenses	1,108	8,360
Operating leases	(4,429)	8,732
Gift cards and customer deposits	(946)	(2,213)
Deferred revenue	268	(256)
Net cash provided by operating activities	18,394	1,910
Cash flows used in investing activities:
Purchases of property and equipment	(1,553)	(3,378)
Net cash used in investing activities	(1,553)	(3,378)
Cash flows used in financing activities:
Proceeds from the exercise of employee stock options, net of tax withholding obligation	(625)	(114)
Net cash used in financing activities	(625)	(114)
Effect of exchange rates on cash	80	123
Increase (decrease) in cash, cash equivalents, and restricted cash	16,296	(1,459)
Cash, cash equivalents and restricted cash, beginning of period	34,840	28,395
Cash, cash equivalents and restricted cash, end of period	$51,136	$26,936

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$49,426	$25,274
Restricted cash from long-term deposits	$1,710	$1,662
Total cash, cash equivalents and restricted cash	$51,136	$26,936

Net cash paid (received) during the period for income taxes	$3,502	$(135)

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

COVID-19 Pandemic

The Company's results of operations in fiscal 2020 ended January 30, 2021 were significantly negatively impacted by COVID-19 which was declared a global pandemic by the World Health Organization in March 2020. In the beginning of fiscal 2021 most of the Company's United States store portfolio was open and operating while its stores in the United Kingdom, Canada, and Ireland remained temporarily closed. In April 2021, stores in the United Kingdom reopened as the government lifted lockdown restrictions resulting in almost all of the Company's stores operating as the end of the 2021 first fiscal quarter with the remaining stores in the United Kingdom and Ireland opening in the second fiscal quarter and ending the quarter with all stores open. The majority of the Company's Canadian stores were temporarily closed to begin the second fiscal quarter with the majority reopening in June 2021 and with all stores open at the end of second fiscal quarter.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended January 30, 2021.

Government Grants

As a result of the pandemic, governments enacted relief legislation and stimulus packages to help combat the economic effects through such things as payroll expense reimbursement and business and restart grants. Due to the nature of these grants relating to income, they can be presented in one of two ways: (1) a credit in the income statement under a general heading such as "other income" or (2) as a reduction to the related expense. The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID-19 related government programs for payroll paid to employees who were paid while not providing services to the Company and for business and restart grants from the United Kingdom government for businesses in the retail, hospitality and leisure sectors. The Company recorded a reduction of expenses of less than $0.1 million for the thirteen weeks ended July 31, 2021 related to these wages within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for employees in various jurisdictions. For the thirteen weeks ended August 1, 2020, the Company recorded a reduction to expense of $1.5 million. For the twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company recorded a reduction of expense related to payroll reimbursements of $1.0 million and $3.0 million, respectively. The business and restart grants in the United Kingdom for businesses in the non-essential retail, hospitality and leisure sectors, were applied for on a per-property basis to support businesses through the latest lockdown restrictions. For the thirteen weeks ended July 31, 2021, the Company recorded an expense of less than $0.1 million due to and adjustment of the amounts recorded in the prior fiscal quarter. This amount was recorded as "other expense" within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company did not record income related to business or restart grants in the thirteen weeks ended August 1, 2020. For the twenty-six weeks ended July 31, 2021, the Company recorded $0.9 million of business and restart grants. The Company did not record income related to business or restart grants for the twenty-six weeks ended August 1, 2020.

Entertainment Production Costs

Costs of producing entertainment assets, which include direct costs, production overhead and development costs, are capitalized when incurred and are stated at the lower of cost, less accumulated amortization, or fair value. For film related costs, the Company expects assets to be monetized individually and will be amortized using the individual film-forecast-computation method which amortizes such costs in the same ratio that current period actual revenue bears to the estimated remaining unrecognized total revenues (ultimate revenue). Ultimate revenue includes estimates over a period not to exceed ten years from the date of initial release of the film. Participation costs and residuals are accrued and expensed over the applicable product life cycle based upon the ratio of the current period's revenues to the estimated remaining total revenues for each production.

Costs of entertainment productions are subject to recoverability assessments, which for content predominantly monetized individually, compare the estimated fair values with the unamortized cost, whenever events or changes in circumstances indicate that the fair value of the film may be less than the unamortized cost. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the entertainment assets. The discounted cash flow analysis includes cash flow estimates of ultimate revenue as well as a discount rate (a Level 3 fair value measurement). The discount rate used in the Company’s discounted cash flow model will reflect the time value of money, expectations about variation in the amount or timing of the most likely cash flows, and the price market participants would seek for bearing the uncertainty inherent with the film asset. The amount by which the unamortized costs of entertainment assets exceed their estimated fair values are written off. As of  July 31, 2021 and  August 1, 2020, the Company had capitalized entertainment production costs of $5.3 million and $0.3 million, respectively. The entertainment production comprising a significant portion of the capitalized entertainment production costs balance as of  July 31, 2021 is expected to be released in late October 2021.

2. Revenue

Nearly all the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 96% of consolidated revenue for the second quarter of fiscal 2021. The majority of these sales transactions were single performance obligations that were recorded when control was transferred to the customer.

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

For the Company’s gift cards, revenue, including any related gift card discounts, is deferred for single transactions until redemption. Historically, the vast majority of gift card redemptions have occurred within two years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits and deferred revenues for the Company's loyalty program are classified as deferred revenue and other.

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

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreements are ongoing and include operations and product development support and training, generally concentrated around initial store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years, or sooner if the agreement is terminated prior to the end of the term. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue on its consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee which generally occurs upon delivery.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Operating lease costs	8,732	9,928	17,312	19,584
Variable lease costs	1,288	148	2,167	422
Short term lease costs	16	6	30	94
Total Operating Lease costs	$10,036	$10,082	$19,509	$20,100

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating cash flows for operating leases	11,343	8,474	22,472	15,929

Operating cash flow for the second quarter and year-to-date fiscal 2021 exceeded expense recorded for the same periods, which is expected to continue for the remainder of fiscal 2021, as the Company's deferred rent obligations obtained during rent negotiations in fiscal 2020 are to be paid during fiscal 2021. The Company has approximately $2.3 million remaining of rent deferrals to be paid in the remainder of fiscal 2021, whose liability is recorded in the Operating lease liability short term line of the Condensed Consolidated Balance Sheet.

As of July 31, 2021 and August 1, 2020, the weighted-average remaining operating lease term was 4.6 years and 5.0 years, respectively, and the weighted-average discount rate was 6.0% and 6.0%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

For the thirteen and twenty-six weeks ended July 31, 2021, the Company did not incur impairment charges against its right-of-use operating lease assets. For the thirteen and twenty-six weeks ended August 1, 2020, the Company incurred right-of-use asset impairment charges of $1.2 million and $3.6 million, respectively.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2021	18,450
2022	32,181
2023	26,296
2024	21,898
2025	16,287
Thereafter	20,612
Total minimum lease payments	135,724
Less: amount of lease payments representing interest	(17,822)
Present value of future minimum lease payments	117,902
Less: current obligations under leases	(28,019)
Long-term lease obligations	$89,883

As of July 31, 2021, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $2.0 million. These leases are expected to commence in 2021 with lease terms ranging from one to three years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31,	January 30,	August 1,
	2021	2021	2020
Prepaid occupancy (1)	$1,494	$1,367	$23
Prepaid taxes (2)	85	473	424
Prepaid insurance	422	884	268
Prepaid gift card fees	1,168	1,291	1,225
Other (3)	5,672	6,096	3,460
Total	$8,841	$10,111	$5,400

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax and other taxes.
(3)	Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	July 31,	January 30,	August 1,
	2021	2021	2020
Entertainment production asset	$5,312	$1,715	$340
Deferred compensation	1,187	1,037	2,632
Other (1)	561	629	-
Total	$7,060	$3,381	$2,972

(1)	Other consists primarily of deferred financing costs related to the Company's credit facility

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 31,	January 30,	August 1,
	2021	2021	2020
Accrued wages, bonuses and related expenses	$14,893	$13,185	$13,411
Sales and value added taxes payable	3,186	2,048	2,287
Accrued rent and related expenses (1)	1,111	1,993	114
Current income taxes payable	1,782	325	99
Total	$20,972	$17,551	$15,911

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

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

For the thirteen weeks ended July 31, 2021 and August 1, 2020, Selling, general and administrative expense included stock-based compensation expense of $0.8 million and $0.5 million, respectively. For the twenty-six weeks ended July 31, 2021 and August 1, 2020, Selling, general and administrative expense included stock-based compensation expense of $1.4 million and $0.7 million, respectively. As of July 31, 2021, there was $3.5 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.6 years.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended July 31, 2021:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 30, 2021	805,701	$9.96
Granted	-	-
Exercised	(48,092)	6.21
Forfeited	-	-
Canceled or expired	(26,711)	8.13
Outstanding, July 31, 2021	730,898	$10.28

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended July 31, 2021:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 30, 2021	931,172	$3.26	336,441	$5.03
Granted	143,755	9.46	53,095	8.24
Vested	(483,539)	3.23	(32,521)	8.60
Forfeited	(9,850)	6.35
Canceled or expired	-	-	(50,735)	8.60
Outstanding, July 31, 2021	581,538	$4.77	306,280	$3.56

The total fair value of shares vested during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $1.8 million and $2.3 million, respectively.

The outstanding performance shares as of July 31, 2021 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2019 - 2021 consolidated pre-tax income growth objectives	95,811
2020 - 2022 consolidated liquidity and strategic performance objectives	89,168
2020 - 2022 consolidated earnings before interest and taxes (EBIT) objectives	68,206
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
Performance shares outstanding, July 31, 2021	306,280

7. Income Taxes

The Company's effective tax rate was 27.9% and 24.0% for the thirteen and twenty-six weeks ended July 31, 2021 compared to 0.5% and (7.6)% for the thirteen and twenty-six weeks ended August 1, 2020. The 2021 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. While the Company is still in a full valuation allowance globally, it recorded tax expense on the pretax income earned in the first half of fiscal 2021 based on its projected current tax expense. The first half of fiscal 2020 was impacted by a $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions, offset by $0.8 million of benefit recognized as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In addition, no tax benefit was recorded on the first half pretax loss as a full valuation allowance was recorded globally.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended  July 31, 2021 and August 1, 2020 (in thousands):

	For the thirteen weeks ended July 31, 2021					For the thirteen weeks ended August 1, 2020

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$163	$73,024	$(12,532)	$17,322	$77,977	$155	$71,491	$(11,909)	$8,720	$68,457
Issuance of restricted/performance stock					-	1	(1)			0
Stock-based compensation		370			370		417			417
Shares withheld in lieu of tax withholdings					-					-
Other	(3)	3			-		(1)	(1)	1	(1)
Other comprehensive income (loss)			(47)		(47)			(429)		(429)
Net income (loss)				6,835	6,835				(13,909)	(13,909)
Balance, ending	$160	$73,397	$(12,579)	$24,157	$85,135	$156	$71,906	$(12,339)	$(5,188)	$54,535

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

	For the twenty-six weeks ended July 31, 2021					For the twenty-six weeks ended August 1, 2020

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$159	$72,822	$(12,615)	$6,942	$67,308	$152	$70,633	$(12,079)	$29,925	$88,631
Issuance of restricted/performance stock	5	574			579	4	495			499
Stock-based compensation		921			921		892			892
Shares withheld in lieu of tax withholdings	(1)	(922)			(923)	(1)	(114)			(115.00)
Other	(3)	2			(1)	1		(1)		0
Other comprehensive income (loss)			36		36			(259)		(259)
Net loss				17,215	17,215				(35,113)	(35,113)
Balance, ending	$160	$73,397	$(12,579)	$24,157	$85,135	$156	$71,906	$(12,339)	$(5,188)	$54,535

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

9. Income per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
NUMERATOR:
Net income (loss)	$6,835	$(13,909)	$17,215	$(35,113)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,398,406	14,999,786	15,230,215	14,936,541
Dilutive effect of share-based awards:	713,181	-	728,305	-
Weighted average number of common shares outstanding - dilutive	16,111,587	14,999,786	15,958,520	14,936,541

Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.44	$(0.93)	$1.13	$(2.35)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.42	$(0.93)	$1.08	$(2.35)

In calculating the diluted income per share for the thirteen and twenty-six weeks ended July 31, 2021, options to purchase 63,877 and 246,534 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and twenty-six weeks ended August 1, 2020, options to purchase 833,353 and 862,846 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at  July 31, 2021 and August 1, 2020 was comprised entirely of foreign currency translation. For the thirteen weeks ended July 31, 2021 and August 1, 2020, the Company had no reclassifications out of accumulated other comprehensive income (loss).

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the United States (U.S.), Canada, Ireland and the United Kingdom (“U.K.”), including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended July 31, 2021
Net sales to external customers	$91,289	$2,946	$493	$94,728
Income before income taxes	8,032	1,348	93	9,473
Capital expenditures	1,062	-	-	1,062
Depreciation and amortization	2,986	7	-	2,993
Thirteen weeks ended August 1, 2020
Net sales to external customers	$39,339	$865	$149	$40,353
(Loss) Income before income taxes	(14,145)	239	(77)	(13,983)
Capital expenditures	529	-	-	529
Depreciation and amortization	3,246	8	-	3,254

Twenty-six weeks ended July 31, 2021
Net sales to external customers	$180,501	$5,055	$865	$186,421
Income (loss) before income taxes	20,513	2,166	(25)	22,654
Capital expenditures	1,553	-	-	1,553
Depreciation and amortization	6,108	12	0	6,120
Twenty-six weeks ended August 1, 2020
Net sales to external customers	$84,986	$1,198	$793	$86,977
(Loss) Income before income taxes	(32,515)	194	(326)	(32,647)
Capital expenditures	3,378	-	-	3,378
Depreciation and amortization	6,696	15.00	-	6,711
Total Assets as of:
July 31, 2021	$247,833	$7,026	$9,416	$264,275
August 1, 2020	253,684	6,852	7,727	268,263

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 31, 2021
Net sales to external customers	$82,179	$12,095	$454	$94,728
Thirteen weeks ended August 1, 2020
Net sales to external customers	$34,985	$5,141	$227	$40,353

Twenty-six weeks ended July 31, 2021
Net sales to external customers	$167,932	$17,504	$985	$186,421
Property and equipment, net	44,536	3,625	-	48,161
Twenty-six weeks ended August 1, 2020
Net sales to external customers	$74,636	$11,806	$535	$86,977
Property and equipment, net	53,735	4,350	-	58,085

For purposes of this table only:
(1) North America includes corporately-managed locations in the United States and Canada.
(2) Europe includes corporately-managed locations in the U.K. and Ireland.
(3) Other includes franchise businesses outside of North America and Europe and includes a corporately-managed location in China that closed in May 2021.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the trial court in  November 2019 and upper tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeals directly for leave to proceed with an appeal and are awaiting the Court's determination. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of July 31, 2021, the Company had a gross receivable balance of $4.6 million and a reserve of $3.7 million, leaving a net receivable of $0.9 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, as filed with the SEC, and include the following:

●	our business, operations and financial results have been and will continue to be negatively affected by the pandemic including the temporary closure of retail store locations or occupancy restrictions, which may be reinstated, all of which continues to fluctuate on a localized basis, presenting ongoing uncertainty relating to the anticipated duration and scope of the pandemic in areas in which we operate, as well as the restrictions imposed by federal, state, and local governments in response to the pandemic;
●

any sustained decline in general global economic conditions, caused by the COVID-19 pandemic or otherwise, could lead to disproportionately reduced consumer demand for our products, including those sold by third-party retailers, which represent relatively discretionary spending, would cause an adverse effect on our liquidity and profitability;

●	we rely on a few global supply chain vendors to supply substantially all of our merchandise, and significant price increases or disruption in their ability to deliver merchandise, such as was experienced due to periodic COVID-related factory closures, have impaired, and may in the future more significantly impair, our ability to source products and supply inventory to our stores and have previously caused us and in the future may cause us to carry higher levels of inventory than we have on a historical basis;
●

we depend upon the shopping malls and tourist locations in which our corporately-managed stores and third-party retail locations are situated to attract guests and a decline in consumer traffic, or if such consumer traffic does not return to levels that we saw prior to the pandemic, or if such return is not sustained due to the spikes in the COVID-19 infection rates, could adversely affect our financial performance and profitability. In addition, some of our third-party retailers may be subject to different market conditions as a result of the pandemic;

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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of July 31, 2021, we had 352 corporately-managed stores globally and had 74 internationally franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites, our franchisees sell products through sites that they manage and other third parties sell products on their sites under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, the U.K., and Ireland and two e-commerce sites;
•

Commercial – Transactions with other businesses, mainly comprised of wholesale product sales to third-party retailers and licensing our intellectual property, including entertainment properties, for third-party use; and

•	International franchising – Royalties as well as development fees and the sales from products and fixtures from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

COVID-19 and Business Update

At the beginning of fiscal 2021, our United States store portfolio was open and operating while our stores in the United Kingdom and Canada remained temporarily closed. In April 2021, stores in the United Kingdom reopened as the government lifted lockdown restrictions resulting in almost all of our stores operating as the end of the 2021 first fiscal quarter with the remaining stores in the United Kingdom and Ireland opening in the second fiscal quarter and ending the quarter with all stores open. The majority of our Canadian stores remained temporarily closed to begin the second quarter with the majority reopening in June 2021 and with all stores ending the second fiscal quarter open. Our year-over-year results discussed below are, and we expect for the remainder of 2021 will be, impacted by prior year store closures and operating hour reductions as a result of the pandemic.

While we expect to see continued evolution of consumer shopping patterns and preferences in the balance of the year, we believe we have built the infrastructure to respond with greater agility to deal with potential uncertainty and we expect to deliver growth in total revenues and profit in fiscal 2021 compared tofiscal 2020 and fiscal 2019. While we believe that we have seen benefit from pandemic-driven factors such as pent-up demand and stimulus packages, we believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases accelerated during the pandemic, are driving improved results, which we expect to continue. We remain focused on our strategic priorities for the year which are centered primarily on three key areas:

•

Further acceleration of our digital transformation including content and entertainment initiatives. We are intent on building our business with more effective use of technology and improved and enhanced fulfillment capabilities while leveraging our expanded digital platforms to inform and drive marketing and content efforts. We believe that our multi-year sustained strong trend in e-commerce demand trajectory that we have achieved, demonstrates the progress we continue to make in this area.

•

Rapidly evolving our retail capabilities and experiences, including omnichannel, and significantly expanded e-commerce capacity. Our stores in North America and in the United Kingdom were predominantly open throughout the 2021 second quarter. While traffic continued to trail historical levels, we drove higher transaction values across all geographies compared to 2019. Our results included strong sales growth in many of our tourist locations which have been a strategic priority in the evolution of our real estate portfolio. In addition, we continue to leverage the strong strategic optionality that we have maintained across our real estate portfolio with a substantial portion of our leases having a natural event in the next 3 years giving us great flexibility to optimize our corporately-managed locations. Our goal is to maintain a strong store base that contributes to our overarching strategic objectives including supporting our expanded omnichannel capabilities. We also have seen some stability return to our third-party retail model which includes workshops at Great Wolf Lodge, Beaches Family Resorts and Carnival Cruise Lines, which recently began a staggered return to operations. The third-party retail model allows us to expand in a cost efficient manner with each partner typically funding the capital investment to open their locations while also managing the operation of the store, inventory and staffing.

•	Maintaining a solid financial position including a strong balance sheet to support our business and make strategic investments designed to drive further growth.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Twenty-six weeks ended
	July 31, 2021				August 1, 2020
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	305	48	1	354	316	55	1	372
Opened	2	-	-	2	1	-	-	1
Closed	(2)	(1)	(1)	(4)	(10)	(4)	-	(14)
End of period	305	47	-	352	307	51	1	359

As of July 31, 2021, 40% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of July 31, 2021, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 11 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020
Beginning of period	71	92
Opened	5	4
Closed	(2)	(18)
End of period	74	78

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Revenues:
Net retail sales	96.4%	97.5%	96.8%	97.7%
Commercial revenue	3.1	2.1	2.7	1.4
International franchising	0.5	0.4	0.5	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	46.7	76.9	47.0	74.8
Store asset impairment	-	5.2	-	8.1
Cost of merchandise sold - commercial (1)	43.7	44.7	43.3	44.0
Cost of merchandise sold - international franchising (1)	74.0	87.2	73.2	48.5
Total cost of merchandise sold	46.8	81.3	47.0	82.1
Consolidated gross profit	53.2	18.7	53.0	17.9
Selling, general and administrative	43.2	53.3	40.9	55.5
Interest expense, net	0.0	0.0	0.0	0.0
Income (loss) before income taxes	10.0	(34.7)	12.2	(37.5)
Income tax expense	2.8	(0.2)	2.9	2.8
Net income (loss)	7.2	(34.5)	9.2	(40.4)

Retail Gross Margin (2)	53.3%	23.1%	53.0%	25.2%

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

Thirteen weeks ended July 31, 2021 compared to thirteen weeks ended August 1, 2020

Total revenues. Consolidated revenues increased 134.7%, driven by a 134.9% increase in North America and a 135.3% increase in Europe. The increase in North America and Europe was primarily driven by increased retail store operating days compared to the same period in the prior year which saw temporary store closures due to the pandemic.

Net retail sales for the thirteen weeks ended July 31, 2021 were $91.3 million, compared to $39.3 million for the thirteen weeks ended August 1, 2020, an increase of $52.0 million, or 132.1% compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirteen weeks ended
July 31, 2021
Impact from:
Existing stores	$55,454
E-commerce	(5,217)
New stores	913
Store closures	(357)
Gift card breakage	366
Foreign currency translation	613
Deferred revenue estimates	178
Total Change	$51,950

The retail revenue increase was primarily the result of the increase in store operating days of corporately-managed stores.

Commercial revenue was $2.9 million for the thirteen weeks ended July 31, 2021 compared to $0.9 million for the thirteen weeks ended August 1, 2020. The $2.0 million increase is the result of increased sales volume from our commercial customers as some stability returned to our third-party retail model.

International franchising revenue was $0.5 million for the thirteen weeks ended July 31, 2021 compared to $0.1 million for the thirteen weeks ended August 1, 2020. The $0.4 million increase is primarily due to temporary closures of stores in 2020 due to mandated government restrictions due to the pandemic.

Retail gross margin. Retail gross margin dollars increased $39.5 million to $48.6 million compared to the thirteen weeks ended August 1, 2020. The retail gross margin rate increased 3,010 basis points primarily driven by an increase in corporately-managed retail sales, increased leverage of fixed occupancy costs as a result of rent negotiations during the prior fiscal year, and expansion of merchandise margin.

Selling, general and administrative. Selling, general and administrative (SG&A) expenses were $40.9 million, or 43% of consolidated revenue, for the thirteen weeks ended July 31, 2021, compared to $21.5 million, or 53% of consolidated revenue, for the thirteen weeks ended August 1, 2020. The increase in overall expense was primarily due to higher labor costs given the re-opening of our store base and the Company recording full corporate salaries in 2021 as opposed to the prior year when pandemic-related cost containment initiatives included temporary wage reductions. Additionally, the change reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend and funding of performance incentive programs.

Interest expense (income), net. Interest expense was $8,000 for the thirteen weeks ended July 31, 2021 compared to interest income of $7,000 for the thirteen weeks ended August 1, 2020.

Benefit/Provision for income taxes. Income tax expense was $2.6 million with a tax rate of 27.9% for the thirteen weeks ended July 31, 2021 compared to a benefit of less than $0.1 million with a tax rate of 0.5% for the thirteen weeks ended August 1, 2020. In the second quarter of fiscal 2021 the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. While the Company is still in a full valuation allowance globally, it recorded tax expense on the pretax income earned in the first quarter of fiscal 2021 based on its projected current tax expense.  In the second quarter of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current period pretax loss as a full valuation allowance has now been recorded globally.

Twenty-six weeks ended July 31, 2021 compared to twenty-six weeks ended August 1, 2020

Total revenues. Consolidated revenues increased 114.3%, including a 125.0% increase in North America and a 48.3% increase in Europe. The increase in North America and Europe was primarily driven by increased retail store operating days compared to the same period in the prior year which saw temporary store closures due to the pandemic and e-commerce sales.

Net retail sales for the twenty-six weeks ended July 31, 2021 were $180.5 million, compared to $85.0 million for the twenty-six weeks ended August 1, 2020, an increase of $95.5 million, or 112.4% compared to the prior year period. The components of this increase are as follows (dollars in millions):

Twenty-six weeks ended
July 31, 2021
Impact from:
Existing stores	$90,858
E-commerce	2,066
New stores	1,375
Store closures	(1,140)
Gift card breakage	802
Foreign currency translation	1,237
Deferred revenue estimates	317
Total Change	$95,515

The retail revenue increase was primarily the result of the increase in store operating days of corporately-managed stores and consolidated e-commerce sales.

Commercial revenue was $5.1 million for the twenty-six weeks ended July 31, 2021 compared to $1.2 million for the twenty-six weeks ended August 1, 2020. The $3.9 million increase is the result of increased sales volume from our commercial customers as a result of the prior year effect of the pandemic on third-party retail locations serviced by our commercial customers.

International franchising revenue was $0.9 million for the twenty-six weeks ended July 31, 2021 compared to $0.8 million for the twenty-six weeks ended August 1, 2020. The $0.1 million increase is primarily due to temporary closures of stores due to mandated government restrictions in 2020 due to the pandemic.

Retail gross margin. Retail gross margin dollars increased $74.3 million to $95.7 million compared to the twenty-six weeks ended August 1, 2020. The retail gross margin rate increased 2,785 basis points primarily driven by an increase in corporately-managed retail sales, a decrease in fixed occupancy costs recorded as a result of rent negotiations during the prior fiscal year, and expansion of merchandise margin.

Selling, general and administrative. SG&A expenses were $76.2 million, or 41% of  consolidated revenue, for the twenty-six weeks ended July 31, 2021, compared to $48.2 million, or 55% of consolidated revenue, for the twenty-six weeks ended August 1, 2020. The increase in overall expense was primarily due to higher labor costs given the re-opening of our store base and the Company recording full corporate salaries for the thirteen weeks ended July 31, 2021 as opposed to the prior year when pandemic-related cost containment initiatives included temporary wage reductions. Additionally, the change reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend and funding of performance incentive programs.

Interest expense (income), net. Interest expense was $13,000 for the twenty-six weeks ended July 31, 2021 compared to interest income of $4,000 for the twenty-six weeks ended August 1, 2020.

Benefit/Provision for income taxes. Income tax expense was $5.4 million with a tax rate of 24.0% for the twenty-six weeks ended July 31, 2021 compared to $2.5 million with a tax rate (7.6)% of for the twenty-six weeks ended August 1, 2020. In the first half of fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In the first half of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current period pretax loss as a full valuation allowance has now been recorded globally.  In addition, the first half of fiscal 2020 was impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions, offset by $0.8 million of benefit recognized as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

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

Liquidity and Capital Resources

As of July 31, 2021, we had a consolidated cash balance of $51.1 million, approximately 85% of which was domiciled within the United States. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Twenty-six weeks ended
	July 31,	August 1,
	2021	2020
Net cash provided by operating activities	$18,394	$1,910
Net cash used in investing activities	(1,553)	(3,378)
Net cash used in financing activities	(625)	(114)
Effect of exchange rates on cash	80	123
Increase (decrease) in cash, cash equivalents, and restricted cash	$16,296	$(1,459)

Operating Activities. Cash provided by operating activities increased $16.5 million for the twenty-six weeks ended July 31, 2021, as compared to the twenty-six weeks ended August 1, 2020. This increase in cash from operating activities was primarily driven by increased retail store operating days at corporately-managed stores and sales volume to commercial customers resulting in higher net income offset by an increase cash spend on operating leases with rent deferral paybacks, an increase in cash spend on accounts payable which we deferred in the prior fiscal year as part of cash preservation measures, and an increase in prepaid and other assets for spend related to entertainment production.

Investing Activities. Cash used in investing activities decreased $1.8 million for the twenty-six weeks ended July 31, 2021 as compared to the twenty-six weeks ended August 1, 2020. This decrease in cash from investing activities was primarily driven by timing of planned capital expenditures.

Financing Activities. Cash used in financing activities increased $0.5 million for the twenty-six weeks ended July 31, 2021, as compared to the twenty-six weeks ended August 1, 2020. This decrease in cash from financing activities was driven by increased stock-based compensation vesting resulting in the need for more shares withheld for taxes offset by proceeds from stock option exercises.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. Borrowings under the agreement bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of July 31, 2021, our borrowing base was slightly more than $12.4 million. As a result of a $750,000 letter of credit against the line of credit at the end of the fiscal 2021 second quarter, approximately $11.7 million was available for borrowing. We had no outstanding borrowings as of the end of July 31, 2021.

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

Capital spending through the twenty-six weeks ended July 31, 2021 totaled $1.6 million and we expect to spend approximately $10 million on capital expenditures for fiscal 2021.

Off-Balance Sheet Arrangements

None.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented, however, we do expect cost inflation impact in the remainder of fiscal 2021. We cannot provide an estimate or range of impact such cost inflations may have on our results of operations.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 31, 2021, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 2, 2021 - May 29, 2021	-	-	-	$-
May 28, 2021 - July 3, 2021	-	-	-	-
July 4, 2021 - July 31, 2021	-	-	-	-
Total	-	-	-	-

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

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

Date: September 9, 2021

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)