Form 10-Q
period 2021-10-30
BUILD-A-BEAR WORKSHOP INC
filed 2021-12-09
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 6, 2021, there were 16,327,849 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	October 30,	January 30,	October 31,
	2021	2021	2020
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,501	$34,840	$25,809
Inventories, net	61,912	46,947	51,501
Receivables, net	12,788	8,295	7,950
Prepaid expenses and other current assets	11,186	10,111	5,427
Total current assets	134,387	100,193	90,687

Operating lease right-of-use asset	86,888	104,825	109,757
Property and equipment, net	48,221	52,973	55,421
Other assets, net	2,502	3,381	3,572
Total Assets	$271,998	$261,372	$259,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,830	$17,901	$14,527
Accrued expenses	20,378	17,551	19,856
Operating lease liability short term	26,815	32,402	35,489
Gift cards and customer deposits	18,197	19,029	19,070
Deferred revenue and other	2,690	2,445	2,364
Total current liabilities	93,910	89,328	91,306

Operating lease liability long term	82,700	101,462	107,653
Deferred franchise revenue	791	920	866
Other liabilities	1,533	2,354	2,913

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at October 30, 2021, January 30, 2021 and October 31, 2020	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 16,297,362, 15,930,958 and 15,960,262 shares, respectively	163	159	160
Additional paid-in capital	75,316	72,822	72,344
Accumulated other comprehensive loss	(12,495)	(12,615)	(12,277)
Retained earnings/(deficit)	30,080	6,942	(3,528)
Total stockholders' equity	93,064	67,308	56,699
Total Liabilities and Stockholders' Equity	$271,998	$261,372	$259,437

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Revenues:
Net retail sales	$91,551	$72,368	$272,052	$157,354
Commercial revenue	2,749	1,858	7,804	3,056
International franchising	839	447	1,704	1,240
Total revenues	95,139	74,673	281,560	161,650

Costs and expenses:
Cost of merchandise sold - retail	43,918	38,715	128,688	102,300
Store asset impairment	-	162	-	7,044
Cost of merchandise sold - commercial	1,060	782	3,250	1,309
Cost of merchandise sold - international franchising	547	251	1,180	636
Total cost of merchandise sold	45,525	39,910	133,118	111,289
Consolidated gross profit	49,614	34,763	148,442	50,361
Selling, general and administrative expense	41,709	33,091	117,870	81,332
Interest (income) expense, net	(2)	2	11	6
Income (loss) before income taxes	7,907	1,670	30,561	(30,977)
Income tax expense	1,984	10	7,423	2,476
Net income (loss)	$5,923	$1,660	$23,138	$(33,453)

Foreign currency translation adjustment	84	26	120	(198)
Comprehensive income (loss)	$6,007	$1,686	$23,258	$(33,651)

Income (loss) per common share:
Basic	$0.38	$0.11	$1.51	$(2.24)
Diluted	$0.36	$0.11	$1.44	$(2.24)

Shares used in computing common per share amounts:
Basic	15,578,389	14,999,786	15,345,420	14,923,304
Diluted	16,236,901	15,220,432	16,042,947	14,923,304

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	October 30,	October 31,
	2021	2020

Cash flows provided by (used in) operating activities:
Net income (loss)	$23,138	$(33,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,152	9,905
Share-based and performance-based stock compensation	2,097	1,250
Impairment of right-of-use assets and fixed assets	-	7,044
Deferred taxes	-	3,388
Provision for doubtful accounts	150	577
Loss on disposal of property and equipment	38	162
Change in assets and liabilities:
Inventories, net	(14,992)	1,728
Receivables, net	(4,627)	2,944
Prepaid expenses and other assets	215	1,667
Accounts payable and accrued expenses	9,209	4,075
Operating leases	(6,547)	5,449
Gift cards and customer deposits	(841)	(1,128)
Deferred revenue	243	(540)
Net cash provided by operating activities	17,235	3,068
Cash flows used in investing activities:
Purchases of property and equipment	(4,644)	(4,029)
Net cash used in investing activities	(4,644)	(4,029)
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of employee stock options, net of tax withholding obligation	924	(114)
Net cash provided by (used in) financing activities	924	(114)
Effect of exchange rates on cash	146	143
Increase (decrease) in cash, cash equivalents, and restricted cash	13,661	(932)
Cash, cash equivalents and restricted cash, beginning of period	34,840	28,395
Cash, cash equivalents and restricted cash, end of period	$48,501	$27,463

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$46,804	$25,809
Restricted cash from long-term deposits	$1,697	$1,654
Total cash, cash equivalents and restricted cash	$48,501	$27,463

Net cash paid (received) during the period for income taxes	$9,236	$(135)

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

COVID Pandemic

The Company's results of operations in fiscal 2020 ended January 30, 2021 were significantly negatively impacted by COVID which was declared a global pandemic by the World Health Organization in March 2020. In the beginning of fiscal 2021 most of the Company's United States store portfolio was open and operating while its stores in the United Kingdom, Canada, and Ireland remained temporarily closed. In April 2021, stores in the United Kingdom reopened as the government lifted lockdown restrictions resulting in almost all of the Company's stores operating as of the end of the 2021 first fiscal quarter with the remaining stores in the United Kingdom and Ireland opening in the second fiscal quarter and ending the second fiscal quarter with all stores open. The majority of the Company's Canadian stores were temporarily closed to begin the second fiscal quarter with the majority reopening in June 2021 and with all stores open at the end of second fiscal quarter. During the third quarter, temporary, unplanned store closures occurred due to COVID exposures on a limited basis, with no stores temporarily closed as of the end of the third fiscal quarter.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended January 30, 2021.

Government Grants

As a result of the pandemic, governments enacted relief legislation and stimulus packages to help combat the economic effects through such things as payroll expense reimbursement and business and restart grants. Due to the nature of these grants relating to income, they can be presented in one of two ways: (1) a credit in the income statement under a general heading such as "other income" or (2) as a reduction to the related expense. The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID related government programs for payroll paid to employees who were paid while not providing services to the Company and for business and restart grants from the United Kingdom government for businesses in the retail, hospitality and leisure sectors. The Company recorded a reduction of expenses of $0.4 million for the thirteen weeks ended October 30, 2021 related to these wages within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for employees in the United States upon receipt of cash from the U.S. Government and in Canada from the Canadian government. In the prior year, the Company did not record a reduction to expense for the full amount applied for under U.S. Government programs due to the new nature of the programs and uncertainty of collectability. As the cash was received in the current quarter for the full amount applied for, the Company recorded the reduction in expense not recorded in the prior year. For the thirteen weeks ended October 31, 2020, the Company recorded a reduction to expense of $0.3 million. For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company recorded a reduction of expense related to payroll reimbursements of $1.4 million and $3.3 million, respectively. The business and restart grants in the United Kingdom for businesses in the non-essential retail, hospitality and leisure sectors, were applied for on a per-property basis to support businesses through the latest lockdown restrictions. The Company did not record income related to business or restart grants in the thirteen weeks ended October 30, 2021 and October 31, 2020. For the thirty-nine weeks ended October 30, 2021, the Company recorded $0.9 million of business and restart grants. This amount was recorded as "other income" within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company did not record income related to business or restart grants for the thirty-nine weeks ended October 31, 2020.

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

Costs of entertainment productions are subject to recoverability assessments, which for content predominantly monetized individually, compare the estimated fair values with the unamortized cost, whenever events or changes in circumstances indicate that the fair value of the film may be less than the unamortized cost. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the entertainment assets. The discounted cash flow analysis includes cash flow estimates of ultimate revenue as well as a discount rate (a Level 3 fair value measurement). The discount rate used in the Company’s discounted cash flow model will reflect the time value of money, expectations about variation in the amount or timing of the most likely cash flows, and the price market participants would seek for bearing the uncertainty inherent with the film asset. The amount by which the unamortized costs of entertainment assets exceed their estimated fair values are written off. As of  October 30, 2021, January 30, 2021, and  October 31, 2020, the Company had capitalized entertainment production costs of $0.8 million, $1.7 million, and $0.4 million, respectively. The  October 30, 2021 balance for entertainment production costs is mostly comprised of several in-development entertainment projects.

In October 2021, the Company co-released the film Honey Girls and began recording film cost amortization. The Company does not have any history with this type of entertainment transaction, therefore the Company made a reasonable estimate of ultimate revenues for the film, and amortization of the film costs. The Company recorded an immaterial amount of net revenue and film cost amortization for the thirteen weeks ended October 30, 2021 as "other income/expense" within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and includes it in the financial information of the Commercial reportable segment presented in Note 11 - Segment Information. Additionally, as a result of the delivery and release of the film, the Company recorded receivables totaling approximately $4.0 million during the third quarter stemming from a refundable Canadian Film Tax Credit and other contractually obligations. These receivables were recorded as a reduction to the film costs associated with the movie as they relate directly to previously capitalized expenses. The remaining net production entertainment asset related the Honey Girls film as of  October 30, 2021 is immaterial.

2. Revenue

Currently, nearly all the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 96% of consolidated revenue for the third quarter of fiscal 2021. The majority of these sales transactions were single performance obligations that were recorded when control was transferred to the customer.

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

For the Company’s gift cards, revenue, including any related gift card discounts, is deferred for single transactions until redemption. Historically, the vast majority of gift card redemptions have occurred within two years of acquisition and approximately 75% of gift cards have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company's loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the v alue assigned to the points is deferred until the points are redeemed, forfeited or expired. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits, and deferred revenues for the Company's loyalty program are classified as deferred revenue and other.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Operating lease costs	8,537	8,880	25,849	28,464
Variable lease costs	1,596	1,000	3,762	1,422
Short term lease costs	16	17	46	111
Total Operating Lease costs	$10,149	$9,897	$29,657	$29,997

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating cash flows for operating leases	10,817	9,949	33,289	25,878

Operating cash flow for operating leases for the third quarter and year-to-date fiscal 2021 exceeded expense recorded for the same periods, which is expected to continue for the remainder of fiscal 2021, as the Company's deferred rent obligations obtained during rent negotiations in fiscal 2020 are to be paid during fiscal 2021. The Company has approximately $0.7 million remaining of rent deferrals to be paid in the remainder of fiscal 2021, whose liability is recorded in the Operating lease liability short term line of the Condensed Consolidated Balance Sheet.

As of October 30, 2021 and October 31, 2020, the weighted-average remaining operating lease term was 4.5 years and 5.0 years, respectively, and the weighted-average discount rate was 6.0% and 6.0%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

For the thirteen and thirty-nine weeks ended October 30, 2021, the Company did not incur impairment charges against its right-of-use operating lease assets. For the thirteen and thirty-nine weeks ended October 31, 2020, the Company incurred right-of-use asset impairment charges of $0.1 million and $3.6 million, respectively.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2021	7,635
2022	32,407
2023	26,384
2024	21,980
2025	16,379
Thereafter	21,111
Total minimum lease payments	125,896
Less: amount of lease payments representing interest	(16,381)
Present value of future minimum lease payments	109,515
Less: current obligations under leases	(26,815)
Long-term lease obligations	$82,700

As of October 30, 2021, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $1.5 million. These leases are expected to commence in the fourth quarter of fiscal 2021 with lease terms ranging from five to ten years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 30,	January 30,	October 31,
	2021	2021	2020
Prepaid occupancy (1)	$1,681	$1,367	$508
Prepaid taxes (2)	2,855	473	415
Prepaid insurance	88	884	31
Prepaid gift card fees	1,142	1,291	1,312
Other (3)	5,420	6,096	3,161
Total	$11,186	$10,111	$5,427

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax and other taxes.
(3)	Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	October 30,	January 30,	October 31,
	2021	2021	2020
Entertainment production asset	$771	$1,715	$391
Deferred compensation	1,204	1,037	2,647
Other (1)	527	629	534
Total	$2,502	$3,381	$3,572

(1)	Other consists primarily of deferred financing costs related to the Company's credit facility

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 30,	January 30,	October 31,
	2021	2021	2020
Accrued wages, bonuses and related expenses	$16,851	$13,185	$14,844
Sales and value added taxes payable	2,254	2,048	3,317
Accrued rent and related expenses (1)	890	1,993	1,596
Current income taxes payable	383	325	99
Total	$20,378	$17,551	$19,856

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

6. Stock-based Compensation

On April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). On June 11, 2020, at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan, which is administered by the Compensation and Development

Committee of the Board (the "Compensation Committee"), permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the 2020 Incentive Plan. The 2020 Incentive Plan will terminate on April 14, 2030, unless terminated earlier by the Board. The number of shares of the Company’s common stock authorized for issuance under the 2020 Incentive Plan is 1,000,000, plus shares of stock that remained available for issuance under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) at the time the 2020 Incentive Plan was approved by the Company’s stockholders, and shares that are subject to outstanding awards made under the 2017 Incentive Plan that on or after April 14, 2020 may be forfeited, expire or be settled for cash.

For the thirteen weeks ended October 30, 2021 and October 31, 2020, Selling, general and administrative expense included stock-based compensation expense of $0.6 million and $0.5 million, respectively. For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, Selling, general and administrative expense included stock-based compensation expense of $2.1 million and $1.3 million, respectively. As of October 30, 2021, there was $3.0 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 1.4 years.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended October 30, 2021:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 30, 2021	805,701	$9.96
Granted	-	-
Exercised	(356,289)	7.20
Forfeited	-	-
Canceled or expired	(26,711)	8.13
Outstanding, October 30, 2021	422,701	$12.40

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirty-nine weeks ended October 30, 2021:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 30, 2021	931,172	$3.26	336,441	$5.03
Granted	143,755	9.46	53,095	8.24
Vested	(606,443)	3.14	(32,521)	8.60
Forfeited	(9,850)	6.35
Canceled or expired	-	-	(50,735)	8.60
Outstanding, October 30, 2021	458,634	$5.30	306,280	$3.56

The total fair value of shares vested during the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $2.2 million and $2.3 million, respectively.

The outstanding performance shares as of October 30, 2021 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2019 - 2021 consolidated pre-tax income growth objectives	95,811
2020 - 2022 consolidated liquidity and strategic performance objectives	89,168
2020 - 2022 consolidated earnings before interest and taxes (EBIT) objectives	68,206
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
Performance shares outstanding, October 30, 2021	306,280

7. Income Taxes

The Company's effective tax rate was 25.1% and 24.3% for the thirteen and thirty-nine weeks ended October 30, 2021 compared to 0.6% and (8)% for the thirteen and thirty-nine weeks ended October 31, 2020. The 2021 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. While the Company is still in a full valuation allowance globally, it recorded tax expense on the pretax income earned in the first thirty-nine weeks of fiscal 2021 based on its projected current tax expense. The first thirty-nine weeks of fiscal 2020 were impacted by a $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions, offset by $0.8 million of benefit as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In addition, no tax benefit was recorded on the year-to-date pretax loss for the first thirty-nine weeks of fiscal 2020 as a full valuation allowance was recorded globally.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended October 30, 2021 and October 31, 2020 (in thousands):

	For the thirteen weeks ended October 30, 2021					For the thirteen weeks ended October 31, 2020

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$160	$73,397	$(12,579)	$24,157	$85,135	$156	$71,906	$(12,303)	$(5,188)	$54,571
Shares issued under employee stock plans	3	2,265			2,268	4	(4)			-
Stock-based compensation		372			372		441			441
Shares withheld in lieu of tax withholdings	(1)	(718)			(719)					-
Other	1				1		1			1
Other comprehensive income			84		84			26		26
Net income				5,923	5,923				1,660	1,660
Balance, ending	$163	$75,316	$(12,495)	$30,080	$93,064	$160	$72,344	$(12,277)	$(3,528)	$56,699

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 (in thousands):

	For the thirty-nine weeks ended October 30, 2021					For the thirty-nine weeks ended October 31, 2020

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$159	$72,822	$(12,615)	$6,942	$67,308	$152	$70,633	$(12,079)	$29,925	$88,631
Shares issued under employee stock plans	8	2,838			2,846	8	491			499
Stock-based compensation		1,293			1,293		1,334			1,334
Shares withheld in lieu of tax withholdings	(2)	(1,640)			(1,642)	(1)	(114)			(115)
Other	(2)	3			1	1				1
Other comprehensive income (loss)			120		120			(198)		(198)
Net income (loss)				23,138	23,138				(33,453)	(33,453)
Balance, ending	$163	$75,316	$(12,495)	$30,080	$93,064	$160	$72,344	$(12,277)	$(3,528)	$56,699

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

9. Income per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
NUMERATOR:
Net income (loss)	$5,923	$1,660	$23,138	$(33,453)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,578,389	14,999,786	15,345,420	14,923,304
Dilutive effect of share-based awards:	658,512	220,646	697,527	-
Weighted average number of common shares outstanding - dilutive	16,236,901	15,220,432	16,042,947	14,923,304

Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.38	$0.11	$1.51	$(2.24)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.36	$0.11	$1.44	$(2.24)

In calculating the diluted income per share for the thirteen and thirty-nine weeks ended October 30, 2021, options to purchase 52,812 and 242,445 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine weeks ended October 31, 2020, options to purchase 822,360 and 849,351 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at  October 30, 2021 and October 31, 2020 was comprised entirely of foreign currency translation. For the thirteen weeks ended October 30, 2021 and October 31, 2020, the Company had no reclassifications out of accumulated other comprehensive income (loss).

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended October 30, 2021
Net sales to external customers	$91,551	$2,749	$839	$95,139
Income before income taxes	7,011	561	335	7,907
Capital expenditures	3,091	0	0	3,091
Depreciation and amortization	3,021	11	0	3,032
Thirteen weeks ended October 31, 2020
Net sales to external customers	$72,368	$1,858	$447	$74,673
Income before income taxes	713	803	154	1,670
Capital expenditures	651	-	-	651
Depreciation and amortization	3,186	8	-	3,194

Thirty-nine weeks ended October 30, 2021
Net sales to external customers	$272,052	$7,804	$1,704	$281,560
Income before income taxes	27,524	2,727	310	30,561
Capital expenditures	4,644	-	-	4,644
Depreciation and amortization	9,129	23	-	9,152
Thirty-nine weeks ended October 31, 2020
Net sales to external customers	$157,354	$3,056	$1,240	$161,650
(Loss) Income before income taxes	(31,802)	997	(172)	(30,977)
Capital expenditures	4,029	-	-	4,029
Depreciation and amortization	9,882	23	-	9,905
Total Assets as of:
October 30, 2021	$254,697	$6,095	$11,206	$271,998
January 30, 2021	246,341	6,353	8,678	261,372
October 31, 2020	244,030	7,088	8,319	259,437

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 30, 2021
Net sales to external customers	$79,576	$14,753	$810	$95,139
Thirteen weeks ended October 31, 2020
Net sales to external customers	$62,768	$11,320	$585	$74,673

Thirty-nine weeks ended October 30, 2021
Net sales to external customers	$247,508	$32,257	$1,795	$281,560
Property and equipment, net	44,874	3,347	-	48,221
Thirty-nine weeks ended October 31, 2020
Net sales to external customers	$137,404	$23,126	$1,120	$161,650
Property and equipment, net	51,314	4,107	-	55,421

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeals for permission to appeal certain elements of the Upper Tribunal decision and, in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal is expected to be heard by the Court of Appeals during fiscal 2022. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of October 30, 2021, the Company had a gross receivable balance of $4.9 million and a reserve of $3.7 million, leaving a net receivable of $1.2 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

13. Subsequent Events

On November 30, 2021 the Company announced that its Board of Directors authorized a share repurchase program of up to $25 million. The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes the Company to repurchase shares through November 30, 2023, does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

On November 30, 2021 the Company announced that its Board of Directors authorized a special cash dividend of $1.25 per share to be paid on  December 27, 2021 to all shareholders of record as of December 10, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, as filed with the SEC, and include the following:

●	our business, operations and financial results have been and will continue to be negatively affected by the pandemic including the temporary closure of retail store locations or occupancy restrictions, which may be reinstated, all of which continue to fluctuate on a localized basis, presenting ongoing uncertainty relating to the anticipated duration and scope of the pandemic in areas in which we operate, as well as the restrictions imposed by federal, state, and local governments in response to the pandemic;
●

any sustained decline in general global economic conditions, caused by the COVID pandemic or otherwise, could lead to disproportionately reduced consumer demand for our products, including those sold by third-party retailers, and which represent relatively discretionary spending, would cause an adverse effect on our liquidity and profitability;

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
●

we depend upon the shopping malls and tourist locations in which our corporately-managed stores and third-party retail locations are situated to attract guests and a decline in consumer traffic, or if such consumer traffic does not return to levels that we saw prior to the pandemic, or if such return is not sustained due to the spikes in the COVID infection rates or the emergence of new variants, such as Delta or Omicron, could adversely affect our financial performance and profitability. In addition, some of our third-party retailers may be subject to different market conditions as a result of the pandemic;

●	in connection with the reopening of our stores, we have modified our interactive shopping experience in order to comply with recommended social distancing and sanitation practices. These modifications could have a negative impact on the appeal of our interactive shopping experience, reduce guest traffic to our stores, and decrease the volume of guests that may be able to enjoy our interactive shopping experience which could adversely impact our ability to operate our stores profitably;
●	we may experience store closures in shopping malls and tourist locations and other impacts to our business resulting from civil disturbances;
●	we believe the hands-on and interactive nature of our store and high touch service model result in guests forming an emotional connection with our brand, which in turn contributes to the success of our e-commerce platform and drives repeat customer transactions; if the revised experiences we are offering do not create or re-affirm the same guest affinity for our brand, it may adversely affect the value of our brand;
●	birthdays and other special occasions have historically been a key driver for store traffic, and our inability to host such events due to pandemic restrictions or if our guests are not willing to hold such events at our stores may adversely affect store performance and our overall profitability;
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

Overview

We are the only global company that offers an interactive “make your own stuffed animal” retail entertainment experience under the Build-A-Bear Workshop brand, in which guests participate in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. As of October 30, 2021, we had 349 corporately-managed stores globally and had 73 internationally franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

COVID and Business Update

Currently, we primarily operate specialty retail stores that provide a “make your own stuffed animal” interactive entertainment experience in which guests visit a variety of stations to make and customize a stuffed animal. Our retail concept is a unique combination of experience and product and we are focused on enhancing our brand equity while meeting the needs of a broad range of consumers including families with children, teens and adults by offering a relevant selection of premium products that meet high quality standards and are on trend. In addition, products are sold through our e-commerce sites that offer curated experiences with targeted offerings to consumers looking for affinity and gifting products. We believe the hands-on and interactive nature of our store, our high touch service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand. We believe there are opportunities to leverage this emotional connection and the strength of the Build-A-Bear brand and generate incremental revenue and profits given the high consumer recognition and strong positioning as a trusted, high-quality brand through licensing our intellectual properties as well as through content and entertainment development.

At the beginning of fiscal 2021, our United States store portfolio was open and operating while our stores in the United Kingdom, Ireland and Canada remained temporarily closed. In April 2021, stores in the United Kingdom reopened as the government lifted lockdown restrictions resulting in almost all of our stores operating at the end of the 2021 first fiscal quarter with the remaining stores in the United Kingdom and Ireland opening in the second fiscal quarter thereby ending the second fiscal quarter with all stores open in those geographies. The majority of our Canadian stores remained temporarily closed to begin the second quarter with the majority reopening in June 2021 and with all stores ending the second fiscal quarter open. Our year-over-year results discussed below are, and we expect for the remainder of 2021 will be, impacted by prior year store closures and operating hour reductions as a result of the pandemic. During the third quarter, temporary, unplanned store closures occurred due to COVID exposures on a limited basis, with no stores temporarily closed as of the end of the third fiscal quarter.

We believe we have built the infrastructure to respond with greater agility to deal with ongoing and future potential uncertainty and we expect to deliver growth in total revenues and profit in fiscal 2021 compared to fiscal 2020 and fiscal 2019. While we believe that we have seen benefits from pandemic-driven factors such as pent-up demand and stimulus packages, we believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases accelerated during the pandemic, are driving improved results, which we expect to continue. We remain focused on our strategic priorities which are centered primarily on three key areas:

•

Further acceleration of our digital transformation including content and entertainment initiatives. We are intent on building our business with more effective use of technology and improved and enhanced fulfillment capabilities while leveraging our expanded digital platforms to inform and drive marketing and content efforts. We believe that our multi-year sustained strong trend in e-commerce demand trajectory that we have achieved, demonstrates the progress we continue to make in this area. We have also been working to drive continued incremental e-commerce growth with innovative new products and experiences for a variety of consumer segments. Some examples include the large and expanding gifting category leveraging our efforts to broaden our consumer base; our adult fan-based affinity products continue to be an online growth driver, enabled by a new dedicated space on our website called "The Bear Cave"; the roll out of our consumer-facing marketing launch of a new interactive e-commerce experience called the Bear-Builder 3d or BB3D, where guests can complete an online transaction via a reimagined animated Build-A-Bear Workshop; the addition of the Klarna extended payment plan to our website; and the expansion of our loyalty membership club, the Bonus Club,  through the launch of the next module of Salesforce, known as Service Cloud which is reflective of our continued integration and elevation of digital capabilities.

•

Rapidly evolving our retail capabilities and experiences, including omnichannel, and significantly expanded e-commerce capacity. We are leveraging our geographically dispersed store footprint to expand our omnichannel consumer delivery options via buy on-line ship from store/ buy on-line pick up in store and same day delivery with our SHIPT relationship. This strategic use of hundreds of store locations as mini-pool points significantly improves ecommerce fulfillment efficiency, decreases ship time (which is especially critical to minimize holiday cut-off days) and significantly expands our overall ecommerce throughput capacity versus using the warehouse alone. We are adding new tourist locations to our fleet. Given our overall improved store profitability, strong store metrics associated with tourist locations, and the current favorable rent environment, we have recently started to strategically expand into a number of key tourist environments through a combination of corporately-managed and third-party models.

•	Maintaining a solid financial position including a strong balance sheet to support our business and make strategic investments designed to drive further growth.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirty-nine weeks ended
	October 30, 2021				October 31, 2020
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	305	48	1	354	316	55	1	372
Opened	3	-	-	3	3	-	-	3
Closed	(3)	(4)	(1)	(8)	(13)	(4)	-	(17)
End of period	305	44	-	349	306	51	1	358

As of October 30, 2021, 40% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of October 30, 2021, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 11 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020
Beginning of period	71	92
Opened	6	4
Closed	(4)	(21)
End of period	73	75

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Revenues:
Net retail sales	96.2%	96.9%	96.6%	97.3%
Commercial revenue	2.9	2.5	2.8	1.9
International franchising	0.9	0.6	0.6	0.8
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	48.0	53.5	47.3	65.0
Store asset impairment	-	0.2	-	4.5
Cost of merchandise sold - commercial (1)	38.6	42.1	41.6	42.8
Cost of merchandise sold - international franchising (1)	65.2	56.2	69.2	51.3
Total cost of merchandise sold	47.9	53.4	47.3	68.8
Consolidated gross profit	52.1	46.6	52.7	31.2
Selling, general and administrative	43.8	44.3	41.9	50.3
Interest expense, net	(0.0)	0.0	0.0	0.0
Income (loss) before income taxes	8.3	2.2	10.9	(19.2)
Income tax expense	2.1	0.0	2.6	1.5
Net income (loss)	6.2	2.2	8.2	(20.7)

Retail Gross Margin (2)	52.0%	46.5%	52.7%	35.0%

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

Thirteen weeks ended October 30, 2021 compared to thirteen weeks ended October 31, 2020

Total revenues. Consolidated revenues increased 27.4%, driven by a 26.8% increase in North America and a 30.3% increase in Europe. The increase in North America and Europe was primarily driven by increased retail store operating days compared to the same period in the prior year which saw temporary store closures due to the pandemic and increased e-commerce sales.

Net retail sales for the thirteen weeks ended October 30, 2021 were $91.6 million, compared to $72.4 million for the thirteen weeks ended October 31, 2020, an increase of $19.2 million, or 26.5%, compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirteen weeks ended
October 30, 2021
Impact from:
Existing stores	$16,967
E-commerce	1,840
New stores	697
Store closures	(1,415)
Gift card breakage	230
Foreign currency translation	706
Deferred revenue estimates	158
Total Change	$19,183

The retail revenue increase was primarily the result of the increase in store operating days of corporately-managed stores and consolidated e-commerce sales.

Commercial revenue was $2.7 million for the thirteen weeks ended October 30, 2021 compared to $1.9 million for the thirteen weeks ended October 31, 2020. The $0.8 million increase is the result of increased sales volume from our commercial customers as some stability returned to our third-party retail model.

International franchising revenue was $0.8 million for the thirteen weeks ended October 30, 2021 compared to $0.4 million for the thirteen weeks ended October 31, 2020. The $0.4 million increase is primarily due to having more stores in operation in 2021 compared to the same period in 2020 when significantly more locations were temporarily closed due to pandemic-related mandated government restrictions.

Retail gross margin. Retail gross margin dollars increased $14.0 million to $47.6 million compared to the thirteen weeks ended October 31, 2020. The retail gross margin rate increased 550 basis points primarily driven by an increase in corporately-managed retail sales, increased leverage of fixed occupancy costs as a result of rent negotiations that began during the prior fiscal year, and expansion of merchandise margin.

Selling, general and administrative. Selling, general and administrative (SG&A) expenses were $41.7 million, or 43.8% of consolidated revenue, for the thirteen weeks ended October 30, 2021, compared to $33.1 million, or 44.3% of consolidated revenue, for the thirteen weeks ended October 31, 2020. The increase in overall expense was driven by higher store labor costs given the lifting of capacity restrictions and expanded operating hours in 2021 compared to 2020. In addition, the Company recorded full corporate salaries in 2021 while the prior year included temporary wage reductions as part of its pandemic-related cost containment initiatives. In addition, the change in SG&A reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend and performance incentive programs.

Interest expense (income), net. Interest income was $2,000 for the thirteen weeks ended October 30, 2021 compared to interest expense of $2,000 for the thirteen weeks ended October 31, 2020.

Benefit/Provision for income taxes. Income tax expense was $2.0 million with a tax rate of 25.1% for the thirteen weeks ended October 30, 2021 compared to an expense of less than $0.1 million with a tax rate of 0.6% for the thirteen weeks ended October 31, 2020. In the third quarter of fiscal 2021 the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense. While the Company is still in a full valuation allowance globally, it recorded tax expense on the pretax income earned in the third quarter of fiscal 2021 based on its projected current tax expense.  In the third quarter of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current period pretax loss as a full valuation allowance has now been recorded globally.

Thirty-nine weeks ended October 30, 2021 compared to thirty-nine weeks ended October 31, 2020

Total revenues. Consolidated revenues increased 74.2%, including an 80.1% increase in North America and a 39.5% increase in Europe. The increase in North America and Europe was primarily driven by increased retail store operating days compared to the same period in the prior year which saw temporary store closures due to the pandemic and increased e-commerce sales.

Net retail sales for the thirty-nine weeks ended October 30, 2021 were $272.1 million, compared to $157.4 million for the thirty-nine weeks ended October 31, 2020, an increase of $114.7 million, or 72.9%, compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirty-nine weeks ended
October 30, 2021
Impact from:
Existing stores	$108,166
E-commerce	4,242
New stores	1,559
Store closures	(2,115)
Gift card breakage	1,052
Foreign currency translation	1,331
Deferred revenue estimates	463
Total Change	$114,698

The retail revenue increase was primarily the result of the increase in store operating days of corporately-managed stores and consolidated e-commerce sales.

Commercial revenue was $7.8 million for the thirty-nine weeks ended October 30, 2021 compared to $3.1 million for the thirty-nine weeks ended October 31, 2020. The $4.7 million increase is the result of increased sales volume from our commercial customers versus the prior year which was impacted by pandemic drive closures of third-party retail locations serviced by these customers.

International franchising revenue was $1.7 million for the thirty-nine weeks ended October 30, 2021 compared to $1.2 million for the thirty-nine weeks ended October 31, 2020. The $0.5 million increase is primarily due to having more stores in operation in 2021 compared to the same period in 2020 when significantly more locations were temporarily closed due to pandemic-related mandated government restrictions.

Retail gross margin. Retail gross margin dollars increased $88.3 million to $143.4 million compared to the thirty-nine weeks ended October 31, 2020. The retail gross margin rate increased 1,770 basis points primarily driven by an increase in corporately-managed retail sales, a decrease in fixed occupancy costs recorded as a result of rent negotiations that began during the prior fiscal year, and expansion of merchandise margin.

Selling, general and administrative. SG&A expenses were $117.9 million, or 41.9% of consolidated revenue, for the thirty-nine weeks ended October 30, 2021, compared to $81.3 million, or 50.3% of consolidated revenue, for the thirty-nine weeks ended October 31, 2020. The increase in overall expense was primarily due to higher labor costs given the re-opening of our store base and the Company recording full corporate salaries for the thirty-nine weeks ended October 30, 2021 as opposed to the prior year when pandemic-related cost containment initiatives included temporary wage reductions. Additionally, the change reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend and funding of performance incentive programs.

Interest expense (income), net. Interest expense was $11,000 for the thirty-nine weeks ended October 30, 2021 compared to interest expense of $6,000 for the thirty-nine weeks ended October 31, 2020.

Benefit/Provision for income taxes. Income tax expense was $7.4 million with a tax rate of 24.3% for the thirty-nine weeks ended October 30, 2021 compared to $2.5 million with a tax rate (8)% of for the thirty-nine weeks ended October 31, 2020. In the first thirty-nine weeks of fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In the first thirty-nine weeks of fiscal 2020, the effective tax rate differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the current period pretax loss as a full valuation allowance has now been recorded globally.  In addition, the first thirty-nine weeks of fiscal 2020 was impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions, offset by $0.8 million of benefit as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

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

Liquidity and Capital Resources

As of October 30, 2021, we had a consolidated cash balance of $48.5 million, approximately 79% of which was domiciled within the United States. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirty-nine weeks ended
	October 30,	October 31,
	2021	2020
Net cash provided by operating activities	$17,235	$3,068
Net cash used in investing activities	(4,644)	(4,029)
Net cash provided by (used in) financing activities	924	(114)
Effect of exchange rates on cash	146	143
Increase (decrease) in cash, cash equivalents, and restricted cash	$13,661	$(932)

Operating Activities. Cash provided by operating activities increased $14.2 million for the thirty-nine weeks ended October 30, 2021, as compared to the thirty-nine weeks ended October 31, 2020. This increase in cash from operating activities was primarily driven by increased retail store operating days at corporately-managed stores and sales volume to commercial customers resulting in higher net income offset by an increase in cash spend on inventory purchases in advance of the holiday season in the fiscal fourth quarter, increased spend on operating leases with rent deferral paybacks, and an increase in receivables stemming from the release of an entertainment product.

Investing Activities. Cash used in investing activities increased $0.6 million for the thirty-nine weeks ended October 30, 2021 as compared to the thirty-nine weeks ended October 31, 2020. This increase in cash from investing activities was primarily driven by spend on information technology projects and build out of new stores in the United States.

Financing Activities. Cash provided by financing activities increased $1.0 million for the thirty-nine weeks ended October 30, 2021, as compared to the thirty-nine weeks ended October 31, 2020. This increase in cash from financing activities was driven by proceeds from stock option exercises offset by stock compensation vesting resulting in shares withheld for taxes.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. Borrowings under the agreement bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of October 30, 2021, our borrowing base was slightly more than $16.7 million. As a result of a $750,000 letter of credit against the line of credit at the end of the fiscal 2021 second quarter, approximately $16.0 million was available for borrowing. We had no outstanding borrowings as of the end of October 30, 2021.

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

Capital spending through the thirty-nine weeks ended October 30, 2021 totaled $4.6 million and we expect to spend approximately $8 to $10 million on capital expenditures for fiscal 2021.

On November 30, 2021 we announced that our Board of Directors authorized a share repurchase program of up to $25 million. The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through November 30, 2023, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. We believe that the multi-year, multi-million dollar share buy-back program is reflective of the strong confidence that the Board of Directors has in the future of Build-A-Bear.

On November 30, 2021 we announced that our Board of Directors authorized a special cash dividend of $1.25 per share to be paid on December 27, 2021 to all shareholders of record as of December 10, 2021. We believe that given our strong financial results year-to-date, the special dividend is intended to immediately return value to our shareholders.

Off-Balance Sheet Arrangements

None.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented, however, we do expect inflation pressures to impact the remainder of fiscal 2021. We cannot provide an estimate or range of impact such cost inflations may have on our results of operations.

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

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates, including those related to long-lived assets, leases, revenue recognition and income taxes, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change.

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

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year as disclosed in our Annual Report on Form 10-K for the year ended January 30, 2021 as filed with the SEC on April 15, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended January 30, 2021 as filed with the SEC on April 15, 2021.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 30, 2021, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 30, 2021 as filed with the SEC on April 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2021 - August 28, 2021	-	$-	-	$-
August 29, 2021 - October 2, 2021	-	-	-	-
October 3, 2021 - October 30, 2021	43,969	16.33	-	-
Total	43,969	$16.33	-	$-

(1)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

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

Date: December 9, 2021

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)