Form 10-K
period 2022-01-29
BUILD-A-BEAR WORKSHOP INC
filed 2022-04-14
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2022

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

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $15.20 for the shares on the New York Stock Exchange on July 30, 2021) was $243.7 million as of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 11, 2022, there were 15,679,875 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its June 9, 2022 Annual Meeting of Stockholders are incorporated herein by reference.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential,” “will,” “could,” “target,” “project,” “contemplate,” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance, especially in light of the continuing effects of the global pandemic on our store operations and current geopolitical events;

•	the sufficiency of our cash generated from operations and borrowings under our credit facilities;

•	our anticipated operating strategies and future strategic expansion initiatives;

•	our future capital expenditures;

•	our anticipated rate of store relocations, openings and closures; and

•	our anticipated costs related to store relocations, openings and closures.

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

The following discussion contains references to fiscal 2021 and fiscal 2020, which represent our fiscal years ending January 29, 2022 and January 30, 2021, respectively.

The following Annual Report reflects immaterial revisions to certain consolidated balance sheet items presented in the Company's Press Release filed on March 10, 2022 announcing its results for the Company's 2021 fourth fiscal quarter and full 2021 fiscal year ended January 29, 2022.  Specifically, the inventories, receivables and accounts payable balances were decreased by $1.8 million, $1.6 million and $3.4 million, respectively, and the prepaid expenses and other current assets, and operating lease liability short term balances were both increased by $0.8 million. These revisions did not affect the consolidated statements of operations and comprehensive income (loss).

PART I

ITEM 1.	BUSINESS

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last nearly 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 200 million furry friends having been made by our guests around the world. The Company has leveraged, and expects to continue to leverage, its brand strength to strategically evolve its brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations; to extend into international markets primarily via a franchise model; and to broaden its consumer base beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. The Company has also significantly advanced its digital transformation which is enabling meaningful growth in its e-commerce and omnichannel business primarily via opportunities related to Build-A-Bear’s pop-culture and multi-generational appeal; the advancement of an elevated consumer loyalty program with the goal of capturing first party data, expanding multi-channel shopping and driving lifetime value; the development of robust digital marketing programs and content capabilities with industry-leading partners.

As of January 29, 2022, we operated 346 corporately-managed locations, including 305 stores in the United States (“U.S.”) and Canada, 41 stores in the United Kingdom (“U.K.”) and Ireland, 61 locations operated through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience, and had 72 franchised stores operating internationally, all under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites, third-party marketplaces and franchisee sites and through retailer’s wholesale agreements.

Select corporately-managed, franchised, and third-party retail locations were temporarily closed due to pandemic-related government mandates as well as our internal COVID management policies at various times throughout fiscal 2021, primarily in the U.K. and Canada.

COVID Pandemic Update

At the beginning of fiscal 2021, our U.S. store portfolio was open and operating while our stores in the U.K, Ireland and Canada remained temporarily closed. In April 2021, stores in the U.K. reopened as the government lifted lockdown restrictions resulting in essentially all of our stores operating at the end of the 2021 first fiscal quarter with the remaining stores in the U.K. and Ireland opening in the second fiscal quarter thereby ending that period with all stores open in those geographies. The majority of our Canadian stores remained temporarily closed at the beginning of the second quarter with the majority reopening in June 2021 and with all stores ending that period open. Our year-over-year results discussed below were impacted by prior year store closures and operating hour reductions as a result of the pandemic. Throughout the fiscal year, temporary, unplanned store closures occurred due to COVID exposures on a limited basis, with one store temporarily closed as of the end of the 2021 fiscal year.

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

Description of Operations

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and e-commerce engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with stores that feature a unique combination of experience and product in which guests can “make their own stuffed animals” by participating in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder”, the animated “Bear Builder 3D Workshop”, an age-gated adult-focused “Bear Cave” and the recently introduced “HeartBox” gift site. Our retail stores also act as “mini distribution centers” that provide efficient omnichannel support for our growing digital demand. The primary consumer target for our retail stores is families with children while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults. We have also extended our business model by leveraging our brand strength and owned intellectual properties through the creation of engaging content for kids and adults while also offering products at wholesale and in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our e-commerce sites, our mobile sites and apps as well as traditional, digital and social media. We believe the hands-on and interactive nature of our stores, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand which has multi-generational appeal that captures today’s zeitgeist including desire for experience, personalization and “DIY” while being recognized as trusted, giving, and a part of pop culture.

We believe there are opportunities to extend the reach and size of our diverse consumer segments through expanded products and licensed relationships, evolved experiences, and incremental occasions, partnerships, and marketing activities. We believe we can further develop our business by creating a continuous circle of engagement with expanded programs including outbound branded licensing and entertainment that drives retail performance and leverages our brand equity which may in turn positively impact other channels of distribution.

Operating Strategies

To support our overall strategy, we have evolved many aspects of our company in recent years ranging from an organizational re-structure to supply chain diversification to rebuilding our IT infrastructure. We believe the activities and investments that were initiated prior to the pandemic, and in many cases accelerated during the pandemic, particularly as it relates to our primary objective to comprehensively digitally transform the company, are the primary drivers of the positive performance that we delivered in fiscal 2021 including growth in total revenues and the highest profitability in our company’s history. We remain focused on the disciplined execution of our multi-year strategy to elevate and monetize our iconic brand, take advantage of the growing digital economy as well as advanced marketing capabilities and believe we are a fundamentally different company compared to the pre-COVID timeframe.

Our strategic priorities are centered primarily on three key areas:

•	Further acceleration of our digital transformation including content and entertainment initiatives. We have plans in place designed to increase repeat purchase rates and enhance engagement with the over 12 million opted-in first party data contacts including over 10 million active Build-A-Bear Bonus Club members. We expect to more effectively use our expanded digital capabilities and platforms to inform and drive marketing and content campaigns and deliver personalized experiences and sales messaging. We also plan to expand our addressable market by reaching beyond the core kid base and acquire new tween, teen, and adult consumers by offering unique affinity offerings and expanding purchase occasions. In addition, we plan to continue to utilize digital media, content and entertainment as marketing and brand-building tools to engage consumers and create value.

•	Continuing to leverage our expanded omnichannel capabilities while further evolving retail experiences and purchase occasions. With the vast majority of our U.S. stores profitable in fiscal 2021, we believe there is an opportunity to add up to 20 locations in the next two to three years through a combination of our corporately-managed and third-party retail models with an emphasis on tourist sites. We also plan to leverage our enhanced omnichannel options including Buy Online Ship From Store, Buy Online Pickup In Store and same day delivery through our relationship with Shipt to efficiently support fulfillment of our growing digital demand. This strategic use of hundreds of store locations as “mini distribution centers” significantly improves e-commerce fulfillment efficiency and throughput, decreases ship time (which is especially critical to minimize holiday cut-off days) and leverages available labor in our retail stores. We also re-introduced our in-store party offering after a nearly two-year hiatus due to COVID in March of 2022. In addition, 2022 marks the 25th anniversary since Build-A-Bear Workshop was founded and we plan to capitalize on the occasion to create interest, leverage nostalgia and drive incremental purchases.

•	Optimizing our solid financial position including a strong balance sheet to support our business and make strategic investments designed to drive further growth. We plan to maintain disciplined expense management particularly in light of recent inflationary pressures, wage increases and supply chain challenges. We are also focused on ongoing lease negotiations as we continue to evolve our real estate portfolio with new locations, formats and business models. In addition, we expect to continue to strategically manage our capital to support key initiatives and innovative developments designed to deliver long-term profitable growth while returning value to sharrholders.

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

As of January 29, 2022, our inventory balance was $71.8 million, an increase of $24.9 million compared to January 30, 2021. The majority of the increase was related to in-transit inventory due to strategically planned accelerated purchases used to partially mitigate inflationary and supply chain COVID-related pressure and anticipated continued increases in product and freight costs. While we are comfortable with the receipt flow, level, and composition of our inventory, we continue to manage our supply chain in an effort to mitigate logistics disruptions and delays in product shipments.

Distribution and Logistics

We own a 350,000 square-foot distribution center in Groveport, Ohio (near Columbus) that serves the majority of our stores in the U.S. and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025, to fulfill our store and e-commerce fulfillment needs. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract with a third-party distribution center and office space in Shanghai, China, both of whose agreements end in April 2023.

Transportation from the warehouses to stores is managed by several third-party logistics providers. In the U.S., Canada and Europe, merchandise is shipped by a variety of distribution methods, depending on the store and seasonal inventory demand. Shipments from our distribution centers are scheduled throughout the week in order to smooth workflow, and stores are grouped together by shipping route to reduce freight costs. All items in our assortment are eligible for distribution, depending on allocation and fulfillment requirements, and we typically distribute merchandise and supplies to each store once every other week or once a week on a regular schedule, which allows us to consolidate shipments in order to reduce distribution and shipping costs. Back-up supplies, such as stuffing for the plush animals, are often stored in limited amounts at regional pool points.

During fiscal 2020, we introduced "Buy Online, Ship From Store" and "Buy Online, Pick Up In Store" for orders placed in the U.S. and "Click and Collect" for orders placed in the U.K. These programs allow our brick and mortar stores to operate essentially as mini distribution centers allowing us to leverage the geographic proximity of stores, available inventory and labor to fulfill e-commerce demand.

Employees

As of January 29, 2022, we had approximately 1,000 full-time and 2,700 regular part-time employees in the U.S., Canada, the U.K., Ireland and China. The number of part-time employees at all locations fluctuates depending on our seasonal needs. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

Competition

As our company has diversified and evolved, we view our competition through a number of categories. For our retail stores, we view the Build-A-Bear Workshop store experience as a distinctive combination of entertainment and retail with limited direct competition. We are aware of several small companies that operate “make your own” teddy bear and stuffed animal stores or kiosks in retail locations, but we believe none of those companies offer the breadth of assortment nor depth of experience or operate as a national or international retail company.

Since our signature products, teddy bears and other stuffed animals, are included in the toy category, we compete indirectly with a number of companies that sell plush products or premium children’s toys, including, but not limited to, Ty, Mattel, Hasbro, Lego, Ganz, and Steiff. We also compete with toy retailers including online and mass merchandisers such as Amazon, Walmart or Target as well as specialty stores such as The Entertainer Toy Shop, Smyths Toys Superstores and Hamleys.

As our gift-giving and affinity business has grown, our competitors include diverse retail and online companies such as Vermont Teddy Bear, Funko, or 1-800 Flowers. Since we sell a product that integrates merchandise and experience, we also view our competition as any company that competes for family time and entertainment dollars, such as movie theaters, amusement parks and arcades, other mall-based entertainment venues, party venues and online entertainment.

Intellectual Property and Trademarks

We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property. Our patents do not expire until the years 2032 and 2033.

We have developed licensing and strategic relationships with leading retail and cultural organizations. We plan to continue to collaborate with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice. Specifically, we have key strategic relationships with select companies in which we feature their brands on products sold in our stores, including Disney®, NBCUniversal, Lucasfilm, Warner Bros., Pokémon, ViacomCBS, Nintendo, and major professional and collegiate sports along with other culturally relevant brands.

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

MACROECONOMIC AND INDUSTRY RISKS

The COVID pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

The COVID pandemic has had, and is continuing to have, an impact on our business and results of operations. At the peak of the COVID outbreak, many of our corporately-managed and franchised stores were closed. For stores that remained open, overall same-store sales declined due to modified operating hours and reduced customer traffic. While all of our corporately-managed and nearly all of our franchised stores have reopened, we expect that our operations will continue to be impacted by the continuing effects of COVID, including resurgences and variants of the virus. The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside of our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our products. Additional future impacts may include, but are not limited to, material adverse effects on demand for our products and interactive experience, supply chain operations disruptions, our ability to execute strategic plans and to predict future performance, and our financial performance and profitability.

To the extent COVID adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to retail customer traffic, general global economic conditions, and demand for our interactive retail experience.

We depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further declines in retail customer traffic could adversely affect our financial performance and profitability.

While we invest in integrated marketing efforts and believe we are more of a destination location than other retailers, we rely to a great extent on retail customer traffic in the malls and tourist locations in which our stores are located. Traffic to tourist locations in general has been reduced and may continue to be negatively impacted by COVID, which might disproportionally affect our business relative to other retailers that have locations in more traditional settings or that have a greater mix of online sales ordering. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls and tourist locations as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls nor the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. The pandemic accelerated a trend that has been occurring for years of consumers shifting behavior to increasingly purchase products from online merchants rather than traditional brick-and-mortar stores. While we had significant growth in our e-commerce sales and continue with initiatives intended to develop and strengthen our online business, the majority of our sales are generated from our physical store locations. Consumer traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism to shopping locations, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in consumer traffic could have an adverse effect on our financial condition and profitability.

A decline in general global economic conditions could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A slowdown in the North American or European economies or in the economies of the countries in which our franchisees and third-party retail partners operate or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. For example, the potential adverse effects across geographies of COVID or future pandemics, inflation, and geopolitical conflicts could result in lower net retail sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. In addition, economic uncertainty can affect the credit and capital markets and our financial condition which may affect our ability to access capital resources under our credit agreement. The amount available for borrowing could be restricted under our agreement if the amount of assets used to calculate the borrowing base (specified percentages of eligible credit card receivables, eligible inventory, and, under certain circumstances, eligible foreign in-transit inventory and, in the discretion of the agent, eligible receivables) decrease.

Inflation impacted our business operations throughout fiscal 2021 and began to have an adverse impact on our business in the fourth quarter of this year, mainly in freight and other supply chain related costs. Although we took actions to mitigate these pressures, such as strategic price increases on highly sought-after products and accelerated purchases of inventory, there can be no assurance that we will be able continue these actions or that they will be successful in the future. We expect the inflationary pressures experienced at the end of fiscal 2021 to continue into fiscal 2022. We may need to adjust prices further to mitigate the impacts of changes to the rate of inflation during 2022 or in future years.

Moreover, these inflationary pressures have caused, and are expected to continue to cause, significant increases in the costs of other products which are required by consumers, such as gasoline, home heating and cooling fuels, or groceries, which in turn is likely to reduce household spending on the types of discretionary products and entertainment we offer. Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly reduce consumer purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars, and other conflicts, such as the current Russia-Ukraine crisis, as well as natural disasters, increases in commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow us to make a profit. Whether due to inflation or other factors, rising petroleum and material prices, increased transportation and shipping costs, and increased labor costs in the markets in which our products are manufactured and sold all may further increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability, and harm our business, in particular if we are unable to further adjust prices beyond what we have been able to do in fiscal 2021, as discussed above.

Consumer interests can change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for our products and services.

We continue to update and evaluate our marketing initiatives, which are focused on building our brand, sharing relevant product news, executing timely promotions and adapting to rapidly changing consumer preferences. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our integrated marketing and advertising programs, access to leading entertainment relationships resulting in licensing relationships in a profitable manner and future marketing and advertising efforts that we undertake, including our ability to:

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

Moreover, our branding and marketing efforts could be undermined by the nature of our interactive store experience, as consumers make different choices in order to continue social distancing practices. The perception that our experience may not be safe, in particular for vulnerable populations, could have a material adverse impact on the effectiveness of our branding and marketing efforts which could negatively impact our financial results. Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of product and brand awareness, which could also have a material adverse effect on our financial condition and profitability. Additionally, we have shifted a number of our marketing programs to digital outlets which may not be as effective as our more traditional, historical programs.

Our profitability could be adversely affected by fluctuations in petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our plush products and stuffing. Volatility in petroleum prices can be due to many external factors that are beyond the Company's control including political, environmental, and economic factors such as hostilities or other conflicts in oil producing areas (including the current Russia-Ukraine crisis), limitations and/or disruptions in refining and pipeline capacity, and worldwide demand for petroleum. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

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

We believe that our success depends in large part upon our ability to continue to attract new and repeat guests with our interactive shopping experience, and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences, such as online buying, and fashion trends including licensed relationships. We cannot be certain that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, including our store design and brand appearance, or for our stuffed animals, related apparel and accessories. A decline in demand for our interactive shopping experience, our stuffed animals, related apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products, including those that are associated with new movie releases, could have a negative impact on our business, financial condition and results of operations. In addition, due to COVID, we modified our interactive shopping experience in order to comply with social distancing guidelines and sanitation practices, which could have a negative impact on the appeal of our interactive shopping experience. Conversely, if we either do not modify our experience to a sufficient degree to address safety concerns relative to social distancing, masking or other remediation, or alternatively relax our remediation procedures more quickly than our customers desire, the perception that we are not adequately addressing these concerns may adversely affect our brand.

Our future success depends, in part, on the popularity and consumer demand for brands of licensors such as Disney, NBCUniversal, Lucasfilm, Warner Bros., and Nintendo. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key brands, our business would be adversely affected. There can be no certainty that our access to licensed brands will continue to be successful or enable us to maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with the timing of previous successes impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below costs, thereby adversely affecting our financial condition and profitability.

Failure to successfully execute our omnichannel strategy and the cost of our investments in e-

commerce and digital technology may materially adversely affect our financial condition and profitability.

The retail business continues to rapidly evolve and consumers increasingly embrace digital shopping. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing and the pace of this increase could continue to accelerate.

Our strategy, which includes investments in e-commerce platforms, digital technology, and other consumer initiatives, may not adequately or effectively allow us to continue to grow our e-commerce business, increase sales, and grow our position in the specialty retail and gifting and collectibles markets such as adult to adult gifting (e.g. Heartbox), adult driven affinity (e.g. The Bear Cave), and occasion gifting (e.g. graduation, Valentine's Day) which is in addition to our historically core consumer base of adult to children gifting. The success of our strategy will depend on our ability to continue building and delivering a seamless omnichannel shopping experience for our customers. With an increasing allocation of capital expenditures focused on digital initiatives, our failure to successfully execute on individual components of this strategy may adversely affect our financial performance. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our stores and materially adversely affect our financial performance.

Furthermore, the cost of certain investments in e-commerce and digital technology may adversely impact our financial performance in the short-term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.

We are subject to risks associated with technology and digital operations.

Our operations are subject to numerous technology related risks, including risks related to the failure of the computer systems that operate our point of sale and inventory systems, websites and mobile sites and their related support systems. We engage key third-party business partners to support various functions of our business, including, but not limited to, information technology, web hosting and cloud-based services. We, and those third-party businesses that support us, are also subject to risks related to computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our technological infrastructure and digital commerce capabilities.

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

We lease all of our corporately-managed store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s option or ours. Although we have largely shifted our leases in North America to shorter term leases to provide flexibility in aligning stores with market trends, this strategy has risk if we renew leases at a time when commercial rental rates are higher than the rate we could have secured with a longer-term lease. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing shopping location rules and the exercise of discretion by our landlords on various matters within these locations. We may not be able to maintain or obtain favorable locations within these desirable shopping locations. The terms of new leases may not be as favorable, which could cause an increase in store expenses negatively impacting overall profitability. If we execute termination rights, we may incur expenses and charges associated with those closures that could negatively impact our profitability.

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

Our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the U.S., Canada, and Europe in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio and rely on this warehouse to receive, store and distribute merchandise for the majority of our North American stores. To operate this location, our ability to meet changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business in the western U.S. and Europe. For example, as noted above, in Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, events such as fire, accidents, power outages, system failures, public health issues such as the current COVID pandemic (or other future pandemics), or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and fulfill e-commerce orders and could decrease our sales and increase our costs associated with our supply chain.

We may not be able to evolve our store locations over time to align with market trends, successfully diversify our store models and formats in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability.

Our future results will largely depend on our ability to optimize store productivity and profitability by strategically evolving our real estate portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. For example, our strategy includes a focus on tourist locations due to changing consumer preferences and declining traditional mall traffic and we cannot be certain that this strategy will be successful. Our ability to manage our portfolio of stores in future years, in desirable locations, as well as to operate stores profitably, particularly in multi-store markets, are key factors in our ability to achieve sustained profitable growth. We cannot be certain when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated. We may decide to close other stores in the future.

Additionally, in fiscal 2021 we operated 22 stores located within other retailers’ stores and 61 stores through our "third-party wholesale" model and as such are subject to the operational risks of these retailers, including but not limited to, ineffective store operations, labor disputes and negative publicity, all of which could have a negative impact on our sales and operating performance.

INTERNATIONAL RISKS

We may not be able to operate our international corporately-managed locations profitably.

In addition to our U.S. locations, we currently operate stores in the U.K., Canada, and Ireland. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, public health issues such as COVID, changes in foreign government policies and regulations, changes in trading status, compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, as well as other risks that we may not anticipate. Brand awareness in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the U.K. and Ireland, we may be unable to continue to do so on a consistent basis. For example, in the U.K. we recorded a full valuation allowance as of the end of fiscal 2020 on our deferred tax assets and continue to have a full valuation allowance recorded against our deferred tax assets as of the end of fiscal 2021, and during fiscal 2020 we recorded $1.9 million in long-lived asset impairments including right-of-use assets. In addition, the impacts of COVID on our internationally corporately-managed locations, including government mandated temporary store closures, limited store operating hours, restricted crowd levels and reduced customer traffic and consumer spending, such as those seen in the U.K. in 2020 and 2021, may affect profitability at these locations.

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

We do not own or operate any factories that produce our plush products, clothing, shoes or accessories. For fiscal 2021 and fiscal 2020, we purchased 74% and 77% of our merchandise from four vendors, respectively. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities. Prior to 2020, over 90% of merchandise received annally was produced in China, however, our efforts to diversify our supply chain reduced China sourcing to 58% of merchandise received as production shifted primarily to Vietnam, which provided 34% of our merchandise in 2021. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Such disruptions may result from public health issues such as the current COVID pandemic (or other future pandemics), weather related events, natural disasters, trade restrictions, tariffs, changes in local laws, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase the majority of our merchandise directly from manufacturers in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions, taxes or fees, or labor strikes or lockouts and pandemics, could adversely affect our business. For example, our vendors in China and Vietnam were temporarily closed for periods of time in 2020 and 2021 as a result of COVID, ceasing production of inventory and supplies. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change.

Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi and Vietnamese dong, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments that would impact our revenue and profit in various markets. Additionally, because most of our foreign subsidiaries buy their inventory in U.S. dollars, we are also exposed to risk when their functional currencies fluctuate relative to the U.S. Dollar. Our business in the U.K. may be adversely impacted by ongoing uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax, data privacy or other laws. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.

If we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected, and we could be exposed to additional liability.

As of January 29, 2022, there were 72 Build-A-Bear Workshop international franchised stores. We cannot ensure that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing corporately-managed markets, which impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our corporately-managed markets. The operations and results of our franchisees could be negatively impacted by the economic, public health (such as COVID), or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on their business and in turn negatively impact our own business, financial condition and results of operations.

The success of our franchising business depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel, may not operate their stores profitably and may not pay amounts due to us. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. If franchisees perform below expectations, we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores. In addition, we have recently terminated franchise agreements covering Mexico, Thailand and Germany resulting in the closure of all stores in these territories.

The laws of the various foreign countries in which our franchisees operate as well as compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, govern our relationships with our franchisees. These laws, and any new laws that may be enacted, may detrimentally affect the rights and obligations between us and our franchisees and could expose us to additional liability.

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

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to us, our employees, and those with whom we do business. In addition, due to COVID, our workforce is in a state of transition to a combination of remote work and flexible work schedules opening us up for cyber-security threats and potential breaches as a result of increased employee usage of networks other than company-managed. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

We currently obtain and retain personal information about our website users, store shoppers and loyalty program members. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions. We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our consumer database and websites. While we have implemented programs and procedures designed to protect the privacy of people from whom we collect information which may include information regarding their children, and our websites are designed to be fully compliant with all applicable regulations including the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of the parents of children and children frequently interact with our websites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features, our security measures may not protect users’ identities and our online safety measures may be questioned, which may result in negative publicity or a decrease in visitors to our sites. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. For example, the EU’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the California Consumer Privacy Act (“CCPA”), which became effective in January 2020, greatly increase the jurisdictional reach of EU and California law, respectively, and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of GDPR can result in fines calculated as a percentage of a company’s annual revenue and CCPA provides civil penalty violations, as well as a private right of action for data breaches. Other governments have enacted or are expected to enact similar data protection laws and are considering data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs and regulatory risks that are likely to increase over time.

A determination that there have been violations of laws relating to our practices under communications-based laws could also expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of our marketing and other promotional texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines. For example, the Federal Communications Commission amended certain of its regulations under the Telephone Consumer Protection Act, or TCPA, in 2012 and 2013 in a manner that has increased our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts could treble the damage award for willful or knowing violations. Given the varied number of communications we send to our users, a determination that there have been violations of the TCPA, or other communications-based statutes, has exposed us to significant damage awards that could, individually or in the aggregate, materially harm our business. We are currently subject to one lawsuit, and a possible class action lawsuit, containing allegations that our business violated the TCPA.

We may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and result in the diminution in value of our trademarks and other important intellectual property.

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

Although we require our manufacturers to meet governmental safety standards, including food safety regulations for certain locations, and our product specifications as well as submitting our products for testing, we cannot fully control the materials used by, or the workmanship of, our manufacturers. Additionally, through our agreements, our licensees are required to ensure that their manufacturers meet applicable safety and testing standards. If any of these manufacturers ship merchandise that does not meet our required standards, we could in turn experience negative publicity or be sued.

Many of our products are used by small children and infants who may be injured from usage if age grading or warnings are not followed. We may decide or be required to recall products or be subject to claims or lawsuits resulting from injuries. For example, we have voluntarily recalled six products in the past ten years due to possible safety issues. While our vendors have historically reimbursed us for certain related expenses, negative publicity in the event of any recall or if any children are injured from our products could have a material adverse effect on sales of our products and our business, and related recalls or lawsuits with respect to such injuries could have a material adverse effect on our financial position. Additionally, we could incur fines related to consumer product safety issues from the regulatory authorities in the countries in which we operate. Although we currently have liability insurance, we cannot assure you that it would cover product recalls or related fines, and we face the risk that claims or liabilities will exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future. While our licensing agreements typically indemnify us against financial losses resulting from a safety or quality issue from Build-A-Bear branded products sold by our licensees, such indemnification may not fully protect us financially and, whether or not it does, our brand reputation may be negatively impacted.

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

Risks Related to Owning Our Common Stock

Fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, and we may be unable to repurchase shares at all or at the times or in the amounts we desire, or the results of our share repurchase program may not be as beneficial as we would like.

From time to time, we have repurchased shares under plans authorized by our Board of Directors, including a $25 million program adopted in November 2021. Such programs generally do not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of any share repurchase program may not be as beneficial as expected. In addition, our credit agreement restricts our ability to repurchase shares when certain liquidity conditions exist.

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;

•	increases or decreases in total revenues;

•	changes in general economic conditions and consumer spending patterns;

•	the timing and frequency of our marketing initiatives;

•	changes in foreign currency exchange rates;

•	seasonal shopping patterns;

•	the timing of store closures, relocations and openings and related expenses;

•	the effectiveness of our inventory management;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings including those associated with major motion pictures;

•	actions of competitors or mall anchors and co-tenants;

•	weather conditions and natural disasters;

•	public health issues such as COVID, and associated impacts on store openings and store operations

•	the timing and frequency of national media appearances and other public relations events; and

•	the impact of a 53rd week in our fiscal year, which occurs approximately every six years, (e.g., next to occur in fiscal 2023).

If our future quarterly results fluctuate significantly or fail to meet the expectations of the investment community, then the market price of our common stock could decline substantially.

The market price of our common stock is subject to volatility, which could attract the interest of activist shareholders.

During fiscal 2021, the trading price of our common stock fluctuated between $4.65 and $23.50 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the retail industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures, stock repurchases or other strategic initiatives) by us or other similar companies. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall. Moreover, such volatility could attract the interest of activist shareholders. Responding to activist shareholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.

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

We may from time to time engage in discussions and negotiations regarding acquisitions or other strategic transactions that could affect our financial condition, profitability or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets that we believe complement our existing business. There can also be no assurance that if we acquire a business, we will be successful in integrating it into our overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact our financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Stores

We lease all of our store locations. As of January 29, 2022, we operated 346 retail stores located primarily in major malls throughout the U.S., Canada, the U.K., and Ireland in our DTC segment.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment center. We lease 51,600 square feet in a building that we use as our corporate headquarters in downtown St. Louis, Missouri with a lease of eleven years commencing in June 2020. We also lease an approximately 9,250 square foot portion of our prior headquarters in Overland, Missouri with the lease commencing in July 2020 and continuing through June 2023. In the U.K., we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract with a third-party distribution center and office space in Shanghai, China, both of which end in April 2023.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation typical for companies engaged in our line of business, including actions seeking to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Information with respect to certain legal proceedings is set forth in Note 10 Commitments and Contingencies to the Consolidated Financial Statements (included in Part IV of this form 10-K) and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004.

As of April 11, 2022, the number of holders of record of the Company’s common stock totaled approximately 1,976.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Oct 31, 2021 - Nov 27, 2021	-	$-	-	$-
Nov 28, 2021 - Jan 1, 2022	181,409	17.37	166,855	21,996,093
Jan 2, 2022 - Jan 29, 2022	78,699	16.83	78,699	20,641,704
Total	260,108	$17.21	245,554	$20,641,704

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions.
(3)	In November 2021, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $25 million of our common stock. This program authorizes the Company to repurchase shares through November 30, 2023 and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior noticed. Shares repurchased under the program will be subsequently retired.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Build-A-Bear Workshop started as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last nearly 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 200 million furry friends made by guests around the world. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our e-commerce sites, our mobile sites and apps as well as traditional, digital and social media. We believe the hands-on and interactive nature of our stores, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand which has multi-generational appeal that captures today’s zeitgeist including desire for experience, personalization and “DIY” while being recognized as trusted, giving, and a part of pop culture.

We operate a vertical retail channel with stores that feature a unique combination of experience and product in which guests can “make their own stuffed animals” by participating in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder”, the animated “Bear Builder 3D Workshop”, an age-gated adult-focused “Bear Cave” and the recently introduced “HeartBox” gift site. Our retail stores also act as “mini distribution centers” that provide efficient omnichannel support for our growing digital demand. The primary consumer target for our retail stores is families with children while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults. We have also extended our business model to develop a circle of continuous engagement by leveraging our brand strength and owned intellectual properties through the creation of engaging content for kids and adults while also offering products at wholesale and in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

Our strategy includes leveraging our brand strength to continue to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via a franchise model, and broaden the consumer base beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. Build-A-Bear’s pop-culture and multi-generational appeal have also played a key role in the Company’s digital transformation with a focus on accelerating our initiatives to expand our digitally-driven, diversified omnichannel capabilities that offer interactive entertainment experiences via both physical and e-commerce engagement, targeting a range of consumer segments and purchasing occasions.

As of January 29, 2022, we had 346 corporate-managed stores globally, 61 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience, and 72 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct to Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, Puerto Rico, the U.K., Ireland, and two e-commerce sites as well as Denmark and China which have now closed;
•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and
•	International franchising – Royalties as well as product and fixture sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for fiscal 2021 and 2020 are presented in Note 15 — Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

At the beginning of fiscal 2021, our U.S. store portfolio was open and operating while our stores in the U.K., Ireland and Canada remained temporarily closed due to the pandemic. In April 2021, stores in the U.K. reopened as the government lifted lockdown restrictions resulting in almost all of our stores operating at the end of the 2021 first fiscal quarter with the remaining stores in the U.K. and Ireland opening in the second fiscal quarter thereby ending that period with all stores open in those geographies. The majority of our Canadian stores remained temporarily closed at the beginning of the second quarter with the majority reopening in June 2021 and with all stores ending the second fiscal quarter open. Our year-over-year results discussed below are impacted by prior year store closures and operating hour reductions as a result of the pandemic.

Our consolidated net income was $47.3 million in fiscal 2021 compared to net loss of $23.0 million in fiscal 2020. We believe that we have a concept that has broad demographic appeal which, for North American stores open for the entire year averaged net retail sales per store of $1.0 million and $0.6 million in fiscal 2021 and 2020, respectively. We use store contribution as the key performance metric for our retail stores. Consolidated store contribution, which consists of store location net retail sales less cost of product, marketing and store related expenses, as a percentage of net retail sales was 27.3% for fiscal 2021 and 8.5% for fiscal 2020, the latter reflecting the negative impact of COVID. Non-store general and administrative expenses are excluded as are our revenues and expenses associated with e-commerce sites and adjustments to deferred revenue related to gift card breakage and our loyalty program. The diversification of our real estate portfolio and shift to smaller more flexible store formats may result in lower average store revenue but is expected to improve store contribution on a long-term basis. See “Non-GAAP Financial Measures” for a reconciliation of store contribution to net income. The increase in consolidated store contribution as a percent of net retail sales in fiscal 2021 compared to fiscal 2020 was due to increased retail gross margin by 1,240 basis points primarily driven by increased leverage of fixed occupancy costs as a percent of revenue by 1,048 basis points.

We ended fiscal 2021 with no borrowings under our credit agreement and with $32.8 million in cash, cash equivalents and restricted cash after investing $8.1 million in capital projects throughout the year. In November 2021, our Board of Directors authorized a share repurchase program of up to $25 million and as of January 29, 2022, we had utilized $4.4 million in cash to repurchase 245,554 shares under the program. Additionally, we paid a special dividend of $19.9 million to shareholders of record as of December 10, 2021.

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

We use net retail sales per square foot as a performance measure for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year other than periods of temporary government-mandated closures, for the periods presented:

	Fiscal year ended
	January 29,	January 30,
Net retail sales per square foot	2022	2021
North America (1)	$404	$234
United Kingdom (2)	£418	£199

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

Costs and Expenses

Cost of merchandise sold: Cost of merchandise sold is driven primarily by our retail segment. Cost of merchandise sold – retail includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise, store occupancy cost, including store depreciation and store asset impairment charges (if not disclosed separately due to materiality) (See Note 6 — Property and Equipment, net to the consolidated financial statements for additional accounting information regarding store asset impairment), cost of warehousing and distribution, packaging, stuffing, damages and shortages, and shipping and handling costs incurred in shipment to customers. Retail gross margin is defined as net retail sales less the cost of merchandise sold - retail. For the commercial segment, cost of merchandise includes the cost of merchandise sold to third-party retailers on a wholesale basis for sale within their stores. For the franchise segment, cost of merchandise includes the sale of furniture, fixtures, and supplies to our franchise partners.

Selling, general and administrative expense (“SGA”): These expenses include store payroll and benefits, advertising, credit card fees, store supplies and normal store pre-opening and closing expenses as well as central office general and administrative expenses, including costs for management payroll, benefits, incentive compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation of central office assets and the amortization of other assets. Certain store expenses such as credit card fees historically have increased or decreased proportionately with net retail sales. In addition, bad debt expenses and accounts receivable related charges are recorded in SGA. Additionally, as a result of COVID, governments enacted relief legislation and stimulus packages to help combat the economic effects of the pandemic through such things as payroll expense reimbursement and business grants, whose effects are recorded within SGA.

Stores

Corporately-managed locations:

The number of Build-A-Bear Workshop stores in the U.S., Canada and Puerto Rico (collectively, North America), the U.K. and Ireland (collectively, Europe) and China for the last two fiscal years is summarized as follows:

	Fiscal year ended
	January 29, 2022				January 30, 2021
	North				North
	America	Europe	China	Total	America	Europe	China	Total
Beginning of period	305	48	1	354	316	55	1	372
Opened	5	-	-	5	3	-	-	3
Closed	(5)	(7)	(1)	(13)	(14)	(7)	-	(21)
End of period	305	41	-	346	305	48	1	354

During fiscal 2021, our retail business model continued to evolve to address changing shopping patterns by diversifying our locations, formats and geographies. We are updating our store portfolio with our Discovery format, which represented 42% of our store base as of January 29, 2022. During fiscal 2021, we executed 5 planned new store openings in North America, all Discovery format and 4 of which were in tourist sites. Through our third-party retail model, there were 61 stores in operation at the end of the fiscal year with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Beaches Family Resorts. As in prior years, we operated in a number of other non-traditional locations as well as shop-in-shop arrangements within other retailers’ stores. Temporary locations generally have lease terms of two to eighteen months. These specific sites are designed to capitalize on short-term opportunities. In the future, we expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of January 29, 2022, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 10 countries.

The number of international, franchised stores opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	January 29, 2022	January 30, 2021
Beginning of period	71	92
Opened	9	8
Closed	(8)	(29)
End of period	72	71

As of January 29, 2022, the distribution of franchised locations among these countries was as follows:

South Africa	20
Australia	19
India (1)	11
China (2)	10
Gulf States (3)	6
Chile	6
Total	72

(1)	India master franchise agreement includes Sri Lanka where no stores are currently open.
(2)	China master franchise agreement includes Hong Kong where no stores are currently open.
(3)	Gulf States master franchise agreement includes Kuwait, Qatar and the United Arab Emirates which all have stores as well as Bahrain and Oman where no stores are currently open.

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

Results of Operations

2021 Overview

Our performance continues to reflect the success of our strategy which has allowed us to put the building blocks in place to develop a powerful platform to support our initiatives to deliver consistent profitable growth. We believe our elevated omnichannel business model, which includes a highly profitable e-commerce and experiential retail store base, complimented by diversified revenue streams and disciplined expense and balance sheet management, puts us in a solid position for continued future success. We delivered a full year pre-tax profit of $50.7 million, which was the highest in our company’s history. In response to a variety of external pressures including changes in consumer shopping habits resulting in the rapid rise of the digital economy and shifting mall traffic patterns, we remained focused on accelerating and expanding our key initiatives by investing in and executing plans to improve operations and profitability. While we believe the majority of our positive performance was driven by the disciplined execution of our strategic initiatives, impact from pent-up demand and government stimulus may have also helped to contribute to a 61.2% increase in total revenue to $411.5 million in fiscal 2021. We ended the year with cash and cash equivalents of $32.8 million with no outstanding borrowings on our credit facility. We returned $24.3 million in value to shareholders through $4.4 million in share repurchases and payment of a $19.9 million special dividend in fiscal 2021.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages do total due to immaterial rounding:

	Fiscal year ended
	January 29,	January 30,
	2022	2021

Revenues:
Net retail sales	96.6%	97.6%
Commercial revenue	2.8	1.7
International franchising	0.6	0.7
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	46.9	59.3
Store asset impairment	0.0	2.9
Cost of merchandise sold - commercial (1)	49.1	41.5
Cost of merchandise sold - international franchising (1)	66.1	55.9
Total cost of merchandise sold	47.0	61.8
Consolidated gross profit	53.0	38.2
Selling, general and administrative	40.6	46.1
Interest (income) expense, net	(0.0)	0.0
Income (loss) before income taxes	12.3	(7.9)
Income tax expense	0.8	1.1
Net income (loss)	11.5	(9.0)

Retail gross margin (2)	53.1%	40.7%

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

Fiscal Year Ended January 29, 2022 Compared to Fiscal Year Ended January 30, 2021

Total revenues. Net retail sales were $397.7 million for fiscal 2021, compared to $249.2 million for fiscal 2020, an increase of $148.5 million or 59.6%, driven by an increase in North America of $138.0 million or 62.7% and in Europe of $17.5 million or 51.8%. The components of this increase are as follows:

Fiscal year ended
January 29, 2022
(dollars in millions)
Impact from:
Existing stores	$138.0
E-commerce	5.7
New stores	2.4
Store closures	(3.1)
Gift card breakage	2.7
Deferred revenue estimates	1.5
Foreign currency translation	1.3
$148.5

The retail revenue increase was primarily the result of the increase in store operating days of corporately-managed stores due to a reduced impact from COVID in fiscal 2021 and consolidated e-commerce sales.

Commercial revenue was $11.5 million for fiscal 2021 compared to $4.4 million for fiscal 2020, an increase of $7.1 million or 159.9% primarily due to increased sales volume from our commercial accounts versus the prior year which was impacted by pandemic driven closures of third-party retail locations serviced by these customers.

Revenue from international franchising was $2.3 million for fiscal 2021 compared to $1.7 million for fiscal 2020. This $0.7 million or 39.0% increase was primarily due to having more stores in operation in 2021 compared to the same period in 2020 when significantly more locations were temporarily closed due to pandemic-related mandated government restrictions.

Retail gross margin. Retail gross margin was $211.3 million in fiscal 2021 compared to $101.4 million in fiscal 2020, an increase of $109.9 million or 108.3% As a percentage of net retail sales, retail gross margin increased to 53.1% for fiscal 2021 from 40.7% for fiscal 2020, or 1,240 basis points as a percentage of net retail sales. The increase in gross margin was the result of growth in total revenues driving increased leverage of fixed occupancy costs of 1,048 basis points compared to the prior year, overall lower promotional activity resulting is less discounts, and strategic price increases on highly sought-after products. These strong results were partially offset by increased air and ocean freight costs.

Impairment of long-lived assets, including right-of-use assets. We incurred no impairment charges in fiscal 2021. This compared to impairment charges of $7.3 million recorded in fiscal 2020.

Selling, general and administrative. Selling, general and administrative expenses were $167.3 million or 40.6% of consolidated revenue for fiscal 2021 as compared to $117.6 million or 46.1% of consolidated revenue for fiscal 2020. The primary increase in overall expense was primarily due to higher labor costs given the re-opening of our store base, the recording of full corporate salaries in fiscal 2021 as opposed to the prior year, and an increase incentive compensation expense due to our financial performance. Additionally, we saw an increase in advertising expense of $8.3 million or 102.5% driven by depressed advertising spend in fiscal 2020 while we were in a cash management position due to COVID.

Interest expense (income), net. For fiscal 2021, we had an immaterial amount of interest income compared to an immaterial amount of interest expense in fiscal 2020, resulting in an immaterial difference in activity.

Provision for income taxes. The provision for income taxes was $3.4 million in fiscal 2021 compared to $2.8 million in fiscal 2020. The 2021 effective rate of 6.8% differed from the statutory rate of 21% primarily due to the tax benefit resulting from the reversal of the valuation allowance in North America of $7.8 million. The 2020 effective rate of (13.9%) differed from the statutory rate of 21% primarily due to no tax benefit being recorded on the pretax loss as a full valuation allowance had been recorded globally. Fiscal 2020 was also impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in certain jurisdictions.

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

The following table sets forth a reconciliation of store contribution to net income (loss) for our corporately-managed stores located in the U.S., Canada and Puerto Rico (collectively “North America”); stores located in the U.K. and Ireland (collectively “Europe”); and China, for our consolidated store base (dollars in thousands). For fiscal 2021, corporately-managed stores included are those that were not newly opened or permanently closed in fiscal 2021. For year-over-year comparison purposes, temporarily closed stores in fiscal 2020 were included in the below table.

	Fiscal 2021			Fiscal 2020
	North	Europe		North	Europe
	America	and China	Total	America	and China	Total
Net income (loss)	43,182	4,083	$47,265	$(24,256)	$1,273	$(22,983)
Items excluded:
Income tax expense	3,445	-	3,445	2,796	1	2,797
Interest (income) expense	(14)	9	(5)	15	(5)	10
Store asset impairment	-	-	-	5,429	1,917	7,346
Non-store related general and administrative expense (1)	57,888	4,660	62,548	41,972	2,657	44,629
Contribution from other retail activities (2)	(17,493)	(533)	(18,026)	(10,632)	(4,126)	(14,758)
Other contribution (3)	(3,245)	(235)	(3,480)	(1,247)	(47)	(1,294)
Store contribution	$83,763	$7,984	$91,747	$14,077	$1,670	$15,747

Total revenues from external customers	$361,605	$49,917	$411,522	$216,809	$38,501	$255,310
Items excluded:
Revenues from other retail activities (2)	(61,784)	396	(61,388)	(43,951)	(19,154)	(63,105)
Other revenues from external customers (4)	(12,602)	(1,230)	(13,832)	(5,644)	(456)	(6,100)
Store location net retail sales	$287,219	$49,083	$336,302	$167,214	$18,891	$186,105
Store contribution as a percentage of store location net retail sales	29.2%	16.3%	27.3%	8.4%	8.8%	8.5%
Total net income (loss) as a percentage of total revenues	11.9%	8.2%	11.5%	(11.2%)	3.3%	(9.0%)

(1)

Non-store related general and administrative expense consists primarily of non-store related expenses such as overhead management compensation, travel, information systems, accounting, purchasing and legal costs. Additionally, non-store related depreciation and amortization, store closing and pre-opening expenses are included within non-store related general and administrative expense. Further, non-store related general and administrative expenses include marketing costs, payroll and related benefits expense, but exclude advertising expenses, which are included in store contribution.

(2)

Other retail activities are comprised primarily of our e-commerce sites, stores not open for the full year and adjustments to deferred revenue for breakage related to our loyalty program and gift cards.

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

	Fiscal year ended
	January 29,	January 30,
	2022	2021
Net cash provided by operating activities	$28,077	$13,386
Net cash used in investing activities	(8,130)	(5,046)
Net cash used in financing activities	(22,456)	(114)
Effect of exchange rates on cash	514	(112)
Net change in cash, cash equivalents and restricted cash	$(1,995)	$8,114

Operating Activities. Cash flows provided by operating activities were $28.1 million and $13.4 million in fiscal years 2021 and 2020, respectively. Cash flows from operating activities increased in fiscal 2021 as compared to fiscal 2020 primarily driven by increased retail store operating days at corporately-managed stores and sales volume to commercial customers, both due to the reduced impact of COVID in fiscal 2021, resulting in higher net income. This was offset by an increase in cash spent on inventory purchases throughout the year to match increased revenue growth as well as accelerated purchases made in the fourth quarter of fiscal 2021 of core and evergreen merchandise collections to support our business momentum and as part of our efforts to mitigate inflationary and supply chain COVID-related pressures and anticipated continued increases in product and freight costs.

Investing Activities. Cash flows used in investing activities were $8.1 million and $5.0 million in fiscal years 2021 and 2020, respectively. Cash used in investing activities in fiscal 2021 increased as compared to fiscal 2020 primarily driven by reductions in planned capital expenditures in fiscal 2020 as a result of COVID cash management initiatives.

Financing Activities. Financing activities used cash of $22.5 million in fiscal 2021 compared to $0.1 million in fiscal 2020. Cash used in financing activities in fiscal 2021 increased as compared to fiscal 2020, driven primarily by the payment of a special cash dividend of $19.9 million and repurchases of our common stock for $4.4 million, offset by proceeds from stock option exercises.

Capital Resources. As of January 29, 2022, we had a cash balance of $32.8 million, of which 69% was domiciled within the U.S.

On December 17, 2021, we entered into a First Amendment to Revolving Credit and Security Agreement with PNC Bank, National Association, as agent. The First Amendment amended the Revolving Credit and Security Agreement dated as of August 25, 2020. The Credit Agreement continues to provide for a senior secured revolving loan in aggregate principal amount of up to $25,000,000, which may be increased by an amount not to exceed $25,000,000. The borrowing base under the Credit Agreement continues to be based on specified percentages of Eligible Credit Card Receivables, Eligible Inventory and, under certain circumstances, Eligible Foreign In-Transit Inventory and, at the discretion of the Agent, Eligible Receivables. The First Amendment eliminated certain eligibility requirements for Eligible Foreign In-Transit Inventory and Eligible Inventory. The Credit Agreement continues to provide for swingline loans of up to $5,000,000 and the issuance of standby or commercial letters of credit of up to $5,000,000.

The First Amendment (i) extended the maturity date of the Credit Agreement to December 17, 2026, (ii) eliminated the minimum interest payment requirement, (iii) reduced the facility fee related to undrawn availability, (iv) reduced the availability requirement under the financial covenant, (v) provided the Company with additional flexibility to make permitted investments, declare dividends, repay intercompany loans or repurchase its stock, (vi) increased the threshold amounts for certain events of default, and (vii) reduced the required frequency of various information and reporting requirements under certain circumstances.

Borrowings under the Credit Agreement continue to bear interest (a) at a base rate determined under the Credit Agreement, or (b) at the Borrower’s option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the Credit Agreement, but the First Amendment reduced such rates and reduced the LIBOR floor. A $500,000 minimum interest payment requirement has been eliminated and the Facility Fee Percentage, which previously was either 0.50% or 0.375% depending on the Average Undrawn Availability, was reduced to 0.25%.

The First Amendment revised a covenant to require us to maintain availability (as determined in accordance with the Credit Agreement) at all times equal to or greater than the greater of (a) 10.0% of the Loan Cap and (b) $1,875,000 (subject to increase upon exercise of the Increase Option). The “Loan Cap” is the lesser of (1) $25,000,000 less the outstanding amount of loans and letters of credit under the Credit Agreement and (2) the borrowing base from time to time under the Credit Agreement.

At the closing date of the First Amendment, we had a $750,000 letter of credit issued and no outstanding indebtedness under the Credit Agreement; and, we were in compliance with the Credit Agreement covenants. As of January 29, 2022, the Company had a borrowing base of $22.3 million. As a result of a $750,000 letter of credit against the line of credit at the end of fiscal 2021, approximately $22.5 million was available for borrowing. As of January 29, 2022, the Company had no outstanding borrowings.

We ended fiscal 2021 with $32.8 million in cash, cash equivalents and restricted cash after investing $8.1 million in capital projects throughout the year.

As of January 29, 2022, we have utilized $4.4 million in cash to repurchase 245,554 shares under our $25.0 million program that was authorized by our Board of Directors on November 30, 2021. As of April 11, 2022, we have utilized a total of $12.1 million under the program to purchase 716,760 shares and currently have $12.9 million available under the authorization.

During the fourth quarter of fiscal 2021, we made a $19.9 million special dividend payment to shareholders. The fiscal 2021 ending cash balance also reflected increased investment in working capital.

As of January 29, 2022, we had restricted cash of $1.0 million compared to $1.7 million as of January 30, 2021. The decrease in long-term deposits is the result of a reduction to our required deposit with the U.K. Customs Authority.

During fiscal 2020, we renegotiated a large portion of our store lease portfolio resulting in a combination of rent reductions, deferments, and abatements in North America, the U.K. and Ireland. These prior year negotiations and new leases, extensions, and modification in fiscal 2021 have increased the percentage of leases with variable rent structures resulting in the increase in variable rent expense in fiscal 2021 compared to fiscal 2020.

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

Capital spending in fiscal 2021 totaled $8.1 million and was primarily used to support our ongoing omnichannel strategy and digital initiatives.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. Additional information is provided in the notes to our consolidated financial statements. As of January 29, 2022, we had purchase obligations totaling approximately $99.9 million, of which $25.7 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We have no off-balance sheet arrangements as of January 29, 2022.

Inflation

The impact of inflation on the Company's business operations was seen throughout fiscal 2021 and began to have an adverse impact on our business in the fourth quarter of the year, mainly in freight and other supply chain related costs. However, due to mitigating actions taken by the Company, such as strategic price increases on highly sought-after products and accelerated purchases of inventory, the impact of general price inflation on our 2021 financial position and results of operations has not been significant. We expect the inflationary pressures experienced at the end of fiscal 2021 to continue into fiscal 2022. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2022 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to ware and other geopolitical conflicts, such as the current Russia-Ukraine crisis. We cannot provide an estimate or range of impact that such inflations may have our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our customers, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margins due to a requirement to maintain higher inventory reserves.

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

Long-Lived Asset Impairments

In accordance with ASC 360-10-35, we assess the potential impairment of long-lived assets, which include property, plant and equipment and operating lease right-of-use assets (subsequent to the adoption of ASC 842, Leases) when events or changes in circumstances indicate that the carrying value may not be recoverable. Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance. Recoverability is measured by comparing the carrying amount of an asset, or asset group, to expected future net cash flows generated by the asset, or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. For operating lease right-of-use assets, we determine the fair value of the lease right-of-use assets by comparing the contractual rent payments to estimated market rental rates. Fair value is calculated as the present value of estimated future cash flows for each asset group.

For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group, inclusive of the right-of-use asset attributable to each store. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance quarterly, using rolling twelve-month results (i.e. full fiscal year). We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable. Impairment charges related to this assessment are typically included in Store asset impairment as a component of income (loss) before income taxes in the DTC segment. See Note 4 - Leases and Note 6 - Property and Equipment, Net to our consolidated financial statements for further discussion.

During fiscal  2021, we did not record any impairment charges. In fiscal  2020, we recorded impairment charges on long-live assets totaling $ 7.3 million, $ 3.5 million for property and equipment and $ 3.8 million for right-of-use lease assets. As a measure of sensitivity for fiscal 2021, a hypothetical 10% decrease in the undiscounted future cash flows for the stores would not have resulted in impairments for the year.

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

In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination fees, severance and other charges. Impairment losses in the future are dependent on a number of factors such as site selection, general economic trends, public health issues (such as the COVID pandemic) and thus could be significantly different than historical results. The assumptions used in future calculations of fair value may change significantly which could result in further impairment charges in future periods.

Revenue Recognition

For our gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Three-quarters of our gift cards are redeemed within three years of issuance and over the last three years, approximately 60% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. The Company utilizes historical redemption data to develop a model to analyze the amount of breakage expected for gift cards sold to customers and business partners. The Company reviews historical gift card redemption information and considers any changes in redemption patterns as a result of the current economic environment, to assess the reasonableness of projected gift card breakage rates and patterns of redemption. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Future gift card usage may be different than our historical experience and as a result our estimate of cards not expected to be redeemed is subject to inherent uncertainty. If actual redemption activity differs significantly from our historical experience, our gift card liability and results of operations could be materially impacted, given the significant dollar value of gift cards outstanding. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2021 would have resulted in a change in breakage revenue of $1.3 million.

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

See Note 3 - Revenue for additional information.

Leases

We determine if an arrangement is a lease at inception. The right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments using a discounted cash flow analysis, considering lease terms and our internal borrowing rate, over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. Our lease term includes options to extend or terminate a lease only when it is reasonably certain that we will exercise that option.

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

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We consider the Company’s ability to carry back its tax losses or credits for refunds, the availability of tax planning strategies and reversals of existing taxable temporary differences as well as projections of future taxable income.  In the fourth quarter of fiscal 2021, we performed an analysis of all available positive and negative evidence. As we were no longer in a cumulative loss in North America for the three-year period ending January 29, 2022 driven by the record pretax performance of fiscal 2021 and with the expectation that this strong financial performance will continue given our recent strategic initiatives coupled with the fact that almost all available tax attribute carryforwards were utilized in North American in fiscal 2021, the Company recorded a benefit of $7.8 million for the reversal of the beginning-of-the-year valuation allowance in North America. As we had incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, we evaluated the realizability of our UK deferred tax assets and, accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets, and remains in a full valuation allowance, as the U.K. continues to be in a three year cumulative loss.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of January 29, 2022 and January 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 29, 2022, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2022. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 29, 2022 is effective.

Changes in Internal Control over Financial Reporting

During fiscal 2021, the Company implemented new processes and internal controls around inventory cycle count procedures at our Company-owned warehouse in Ohio. This resulted in inventory counting procedures at the warehouse being completed on a daily or weekly basis compared to the historical full physical inventory count completed one time a year. The Company cycle counted all inventory locations at its warehouse once per quarter during the fiscal year and assessed the completeness and accuracy of those counts on a monthly basis. There has been no other change in our internal control over financial reporting during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Build-A-Bear Workshop Inc. and Subsidiaries’ internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended January 29, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated April 14, 2022 expressed an unqualified opinion thereon.

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

April 14, 2022

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” and “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on June 9, 2022, is incorporated by reference in response to this Item 10.

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

The information appearing in the section titled “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in the Proxy Statement is incorporated by reference in response to this Item 10.

Executive Officers and Key Employees

Sharon Price John, 58, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine Worldwide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Eric Fencl, 59, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, Mr. Fencl now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, Mr. Fencl held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave Leighton Paisner LLP (formerly known as Bryan Cave LLP). Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 56, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Effective June 2020, he now holds the title of Chief Operations and Experience Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 49, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear. In March 2016, she became Chief Merchandising Officer and, effective June 2020, she now holds the title of Chief Digital and Merchandising Officer. Ms. Kretchmar serves on the Board of Directors of Mace Security International, Inc., a publicly traded personal security company. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand

Management with the Stride Rite Children’s Group of Wolverine Worldwide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands, including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 47, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine Worldwide, Inc., a leading global footwear and apparel company, where since September 2013 Mr. Todorovic served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 Mr. Todorovic was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 Mr. Todorovic was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	318,569	$13.23	416,391
Total	318,569	$13.23	416,391

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended January 29, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated April 14, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - gift card breakage

Description of the Matter	As described in Note 3, for the Company’s gift cards, revenue is deferred for single transactions until redemption. The unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. For the year ended January 29, 2022, net retail sales included gift card breakage revenue of $6.5 million.

Auditing the Company’s breakage revenue related to unredeemed gift cards was complex and judgmental due to the complexity of the model and the subjectivity related to the judgments that are made by the Company to estimate the breakage rate. Further, given the magnitude of the Company's gift card liability, changes in breakage rates have a significant impact on the amount of breakage revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of gift card breakage revenue, including the model and data inputs used in the model, as well as significant underlying assumptions selected by management in establishing the breakage rates.

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

St. Louis, Missouri

April 14, 2022

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 29,	January 30,
	2022	2021

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$32,845	$34,840
Inventories, net	71,809	46,947
Receivables, net	11,701	8,295
Prepaid expenses and other current assets	13,643	10,111
Total current assets	129,998	100,193

Operating lease right-of-use asset	77,671	104,825
Property and equipment, net	48,966	52,973
Deferred tax assets	7,613	-
Other assets, net	2,076	3,381
Total Assets	$266,324	$261,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,849	$17,901
Accrued expenses	25,543	17,551
Operating lease liability short term	25,245	32,402
Gift cards and customer deposits	20,937	19,029
Deferred revenue and other	3,808	2,445
Total current liabilities	97,382	89,328

Operating lease liability long term	73,307	101,462
Deferred franchise revenue	734	920
Other liabilities	1,218	2,354

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at January 29, 2022 and January 30, 2021	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 16,146,332 and 15,930,958 shares, respectively	162	159
Additional paid-in capital	75,490	72,822
Accumulated other comprehensive loss	(12,470)	(12,615)
Retained earnings	30,501	6,942
Total stockholders' equity	93,683	67,308
Total Liabilities and Stockholders' Equity	$266,324	$261,372

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share and per share data)

	Fiscal year ended
	January 29,	January 30,
	2022	2021

Revenues:
Net retail sales	$397,690	$249,210
Commercial revenue	11,505	4,426
International franchising	2,327	1,674
Total revenues	411,522	255,310

Costs and expenses:
Cost of merchandise sold - retail	186,382	147,783
Store asset impairment		7,346
Cost of merchandise sold - commercial	5,648	1,837
Cost of merchandise sold - international franchising	1,537	935
Total cost of merchandise sold	193,567	157,901
Consolidated gross profit	217,955	97,409
Selling, general and administrative expense	167,250	117,585
Interest (income) expense, net	(5)	10
Income (loss) before income taxes	50,710	(20,186)
Income tax expense	3,445	2,797
Net income (loss)	$47,265	$(22,983)

Foreign currency translation adjustment	145	(601)
Comprehensive income (loss)	$47,410	$(23,584)

Income (loss) per common share:
Basic	$3.06	$(1.54)
Diluted	$2.93	$(1.54)

Shares used in computing common per share amounts:
Basic	15,460,634	14,923,304
Diluted	16,122,583	14,923,304

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, February 1, 2020	$152	$70,633	$(12,079)	$29,925	$88,631

Stock-based compensation expense	-	1,811	-	-	1,811
Shares issued under employee stock plans	8	491	-	-	499
Shares withheld in lieu of tax withholdings	(1)	(113)	-	-	(114)
Other comprehensive loss	-	-	(536)	-	(536)
Net loss	-	-	-	(22,983)	(22,983)

Balance, January 30, 2021	$159	$72,822	$(12,615)	$6,942	$67,308

Stock-based compensation expense	-	1,691	-	-	1,691
Shares issued under employee stock plans	7	3,866	-	-	3,873
Shares withheld in lieu of tax withholdings	(2)	(1,757)	-	-	(1,759)
Repurchase of Company stock	(2)	(1,132)	-	(3,224)	(4,358)
Cash dividends	-	-	-	(20,482)	(20,482)
Other comprehensive income	-	-	145	-	145
Net income	-	-	-	47,265	47,265

Balance, January 29, 2022	$162	$75,490	$(12,470)	$30,501	$93,683

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year ended
	January 29,	January 30,
	2022	2021

Cash flows provided by operating activities:
Net income (loss)	$47,265	$(22,983)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	12,276	13,292
Share-based and performance-based stock compensation expense	2,631	1,525
Impairment of right-of-use assets and fixed assets	-	7,346
Deferred taxes	(7,613)	3,388
Provision/adjustments for doubtful accounts	(297)	538
Loss on disposal of property and equipment	97	262
Change in assets and liabilities:
Inventories, net	(25,126)	6,785
Receivables, net	(3,233)	2,747
Prepaid expenses and other assets	(2,579)	(2,063)
Accounts payable and accrued expenses	9,561	4,028
Operating leases	(8,193)	201
Gift cards and customer deposits	1,917	(1,209)
Deferred revenue	1,371	(471)
Net cash provided by operating activities	28,077	13,386
Cash flows used in investing activities:
Capital expenditures	(8,130)	(5,046)
Net cash used in investing activities	(8,130)	(5,046)
Cash flows used in financing activities:
Proceeds from exercise of employee stock options	1,835	(114)
Purchases of common stock for retirement	(4,358)	-
Cash dividends paid	(19,933)	-
Net cash used in financing activities	(22,456)	(114)
Effect of exchange rates on cash	514	(112)
Net change in cash, cash equivalents and restricted cash	(1,995)	8,114
Cash, cash equivalents and restricted cash, beginning of period	34,840	26,726
Cash, cash equivalents and restricted cash, end of period	$32,845	$34,840

Reconciliation of cash, cash equivalents and restricted cash (1)
Cash and cash equivalents	$31,808	$33,142
Restricted cash from long-term deposits	1,037	1,698
Total cash, cash equivalents and restricted cash	$32,845	$34,840

Net cash paid (received) during the period for income taxes	$10,378	$41

(1) See cash, cash equivalents and restricted cash in Note 2 - Summary of Significant Accounting Policies for further discussion.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”) is a multi-channel retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 346 corporately-managed locations operated primarily in leased mall locations in the U.S., Canada, Ireland, and the U.K. along with its e-commerce sites. With the closure of its one corporately-managed location in China in May 2021, as of the balance sheet date, operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements. The Company also sold product through its "third-party retail" model at 61 stores in which it sells its products on a wholesale basis to other companies that then in turn execute the Company's retail experience.

The Company’s consolidated financial statements have been prepared in accordance U.S. GAAP. Certain amounts in prior fiscal periods have been reclassified to conform to current year presentation with no impact to the consolidated statement of operations and comprehensive income (loss).

(2)	Summary of Significant Accounting Policies

For each accounting topic that is addressed in its own note, the description of the accounting policy may be found in the related note. The Company’s other significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Build-A-Bear Workshop, Inc. and its wholly-owned subsidiaries. All intercompany accounts are eliminated in consolidation.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to January 31. The periods presented in these financial statements are fiscal 2021 (52 weeks ended January 29, 2022) and fiscal 2020 (52 weeks ended January 30, 2021). References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and short-term highly liquid investments with an original maturity of three months or less held in both domestic and foreign financial institutions. In addition, the Company has long-term deposits at multiple institutions to satisfy contractual terms with one landlord in China and the UK Customs Authority (unrelated to the matter discussed in Note 10 - Commitments and Contingencies). The Company also has deposits from franchisees under contractual agreements which are refundable. The long-term and franchisee deposits are considered restricted cash and disclosed within the supplemental disclosure within the consolidated statement of cash flows.

The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash, cash equivalents, and restricted cash.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $4.4 million and $2.8 million as of January 29, 2022 and January 30, 2021, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $0.9 million and $1.0 million as of  January 29, 2022 and January 30, 2021, respectively.

Receivables

Receivables consist primarily of amounts due to the Company in relation to tenant allowances, wholesale and corporate product sales, franchisee royalties and product sales, certain amounts due from taxing authorities and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $7.1 million and $7.4 million as of  January 29, 2022 and January 30, 2021, respectively.

Property and Equipment

Property and equipment consist of leasehold improvements, furniture and fixtures, computer equipment and software, building and land and are stated at cost. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life of the assets or the life of the lease ranging from one to ten years. Furniture and fixtures and computer equipment are depreciated using the straight-line method over the estimated service lives ranging from three to seven years. Computer software includes certain costs, including internal payroll costs incurred in connection with the development or acquisition of software for internal use and is amortized using the straight-line method over a period of three to five years. New store construction deposits are recorded at the time the deposit is made as construction-in-progress and reclassified to the appropriate property and equipment category at the time of completion of construction, when operations of the store commence. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

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

Other Assets, net

Other assets consist primarily of the non-current portion of prepaid income taxes and deferred costs related to franchise agreements, financing agreements, and capitalized film production costs. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Deferred financing costs are the initial issuance costs and fees incurred in obtaining the Company's new credit agreement. The Company had no outstanding borrowings at the beginning of the facility or at of the date of the first amendment, therefore these costs and fees incurred for the original agreement and amendment were recorded as a deferred asset and the unamortized costs will be amortized over the length of the amended agreement. Film production costs include capitalizable direct costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value.

Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset (asset group) and right-of-use operating lease assets  may not be recoverable, the carrying value of those assets is reviewed for potential impairment. If this review indicates that the carrying value of the asset (asset group) will not be recovered, as determined based on projected undiscounted cash flows related to the asset (asset group) over its remaining life, the carrying value of the asset (asset group) is reduced to its estimated fair value. The Company typically performs an annual assessment of its store assets in the DTC segment, based on operating performance and forecasts of future performance. For the purposes of evaluating store assets for impairment, the Company has determined that each store location is an asset group, inclusive of the right-of-use asset attributable to each store. In periods where the Company identifies indicators of impairment for its store fleet, the Company performs a recoverability test for these assets by comparing the estimated undiscounted future cash flows over the remaining useful life of the asset (asset group) to the carry value of the asset (asset group). Based on this, the Company determines if certain stores had long-lived and right-of-use assets with carrying values that exceed their estimated undiscounted future cash flows for the remaining useful life of the respective assets.

An impairment charge is recognized to the extent the carrying value exceeded the fair value of the asset (asset group). The Company estimates fair values of these long-lived assets based on its discounted future cash flow analysis for the remaining useful life of the asset or its market rent assessment. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. Asset impairment charges are recorded in Store asset impairment within the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company's analysis identified no indicators of impairment and the Company incurred no impairment charges during fiscal 2021 for long-lived assets. The Company recorded total impairment charges for fiscal 2020 of approximately $7.3 million, with approximately $3.8 million for right-of-use lease assets and $3.5 million for fixed assets including leasehold improvements and fixtures, furniture and fixtures, machinery and equipment, and construction-in-progress.

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

Entertainment Production Costs

Costs of producing entertainment assets, which include direct costs, production overhead and development costs, are capitalized when incurred and are stated at the lower of cost, less accumulated amortization, or fair value. For film related costs, the Company expects assets to be monetized individually and are amortized using the individual film-forecast-computation method which amortizes such costs in the same ratio that current period actual revenue bears to the estimated remaining unrecognized total revenues (ultimate revenue). Ultimate revenue includes estimates over a period not to exceed ten years from the date of initial release of the film. Participation costs and residuals are accrued and expensed over the applicable product life cycle based upon the ratio of the current period's revenues to the estimated remaining total revenues for each production.

Costs of entertainment productions are subject to recoverability assessments, whenever events or changes in circumstances indicate that the fair value of the film  may be less than the unamortized cost, which for content predominantly monetized individually, involves comparing the estimated fair values with the unamortized cost. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the entertainment assets. The discounted cash flow analysis includes cash flow estimates of ultimate revenue as well as a discount rate (a Level 3 fair value measurement). The discount rate used in the Company’s discounted cash flow model reflects the time value of money, expectations about variation in the amount or timing of the most likely cash flows, and the price market participants would seek for bearing the uncertainty inherent with the film asset. The amount by which the unamortized costs of entertainment assets exceed their estimated fair values are written off. As of  January 29, 2022 and January 30, 2021, the Company had capitalized entertainment production costs of $0.8 million and $1.7 million, respectively. The  January 29, 2022 balance for entertainment production costs is mostly comprised of several in-development entertainment projects.

In  October 2021, the Company co-released the film Honey Girls and began recording film cost amortization. The Company does not have any history with this type of entertainment transaction, therefore the Company made a reasonable estimate of ultimate revenues for the film, and amortization of the film costs. The Company recorded an immaterial amount of net revenue and film cost amortization during fiscal 2021 within the Selling, general and administrative line in the Consolidated Statement of Operations and Comprehensive Income (Loss) and includes it in the financial information of the Commercial reportable segment presented in Note 15 - Segment Information. Additionally, as a result of the delivery and release of the film, the Company recorded receivables totaling approximately $4.0 million during the third quarter stemming from a refundable Canadian Film Tax Credit and other contractual obligations. These receivables were recorded as a reduction to the film costs associated with the movie as they relate directly to previously capitalized expenses. Cash was received in the fourth quarter for the receivables related to the contractual obligations. The refundable Canadian Film Tax Credit of approximately $1.0 million was outstanding as of January 29, 2022. The remaining net production entertainment asset related the Honey Girls film as of  January 29, 2022 is immaterial to the consolidated financial statements.

Revenue

See Note 3 — Revenue for additional accounting information.

Cost of Merchandise Sold

Cost of merchandise sold - retail includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; store occupancy cost, including store depreciation; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers. Cost of merchandise sold - commercial includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include store payroll and related benefits, advertising, credit card fees, store supplies and store closing costs, as well as central office management payroll and related benefits, travel, information systems, accounting, insurance, legal, and public relations. It also includes depreciation and amortization of central office leasehold improvements, furniture, fixtures, and equipment. In addition, bad debt expenses and accounts receivable related charges are included. Further, it includes store preopening expenses which represent costs incurred prior to store openings, remodels and relocations including certain store set-up, labor and hiring costs, rental charges, payroll, marketing, travel and relocation costs.

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $16.4 million and $8.1 million for fiscal years 2021 and 2020, respectively.

Government Grants

As a result of the pandemic, governments enacted relief legislation and stimulus packages to help combat the economic effects through such things as payroll expense reimbursement and business and restart grants. Due to the nature of these grants relating to income, they can be presented in  one of  two ways: (1) a credit in the income statement under a general heading such as "other income" or (2) as a reduction to the related expense. The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID related government programs for payroll paid to employees who were paid while  not providing services to the Company and for business and restart grants from the U.K government for businesses in the retail, hospitality and leisure sectors. The Company recorded a reduction of expenses of $ 0.9 million and $ 0.8 million for the  fifty-two weeks ended January 29, 2022 and January 30, 2021, respectively, related to these wages within the Selling, general and administrative line in the Consolidated Statement of Operations and Comprehensive Income (Loss). The business and restart grants in the U.K. for businesses in the non-essential retail, hospitality and leisure sectors, were applied for on a per-property basis to support businesses through the latest lockdown restrictions. For the fifty-two weeks ended January 29, 2022 and January 30, 2021, the Company recorded business and restart grants of  $ 1.4  million and $ 4.2 million, respectively. These amounts were recorded within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Stock-Based Compensation

The Company has share-based compensation plans covering certain management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC 718 Compensation - Stock Compensation. The Company recognizes compensation cost for equity awards over the requisite service period for the entire award and forfeitures as they occur. See Note 12 — Stock Incentive Plans for additional information.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of January 29, 2022, the current portions of the assets and related liabilities of $0.4 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying Consolidated Balance Sheets, and the non-current portions of the assets and the related liabilities of $0.6 million are presented in other assets, net and other liabilities in the accompanying Consolidated Balance Sheets. As of January 30, 2021, the current portions of the assets and related liabilities of $0.4 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying Consolidated Balance Sheets, and the non-current portions of the assets and the related liabilities of $0.9 million are presented in other assets, net and other liabilities in the accompanying Consolidated Balance Sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash, cash equivalents and restricted cash, receivables, short term investments, accounts payable and accrued expenses, approximates book value at  January 29, 2022 and January 30, 2021.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may change significantly. Significant items subject to such estimates and assumptions include the calculation of revenue from gift card breakage, valuation of long-lived asset for asset impairments, income tax valuation allowances on deferred income tax assets, and the determination of deferred revenue under the Company’s customer loyalty program.

Sales Tax Policy

The Company’s revenues in the consolidated statement of operations are net of sales taxes.

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded a loss of $0.5 million and a gain of $0.6 million related to foreign currency in fiscal 2021 and 2020, respectively.

Recent Accounting Pronouncements – Adopted in the current year

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU effective January 31, 2021. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In November 2020, the SEC issued Rule 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.” Registrants are required to apply the amended rules for their first fiscal year ending on or after August 9, 2021 and could be early adopted in its entirety as of February 10, 2021. This rule is effective for the Company's Annual Report on Form 10-K for the year ended January 29, 2022. The rule modernized, simplified and enhanced financial statement disclosures required by Regulation S-K. The Company adopted this rule in the fiscal 2021 Annual Report on Form 10-K which did not result in any material changes to the Company's Item 7. Management's Discussion and Analysis section due to its Smaller Reporting Company filing status. The Company provides narrative explanations for the full fiscal year's results as viewed by management, its material cash requirements, liquidity, and capital obligations, the effects of inflation on its business, and its critical accounting estimates, among other things, within Management's Discussion and Analysis that meet the required enhancements outlined in this Rule.

In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance", which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures included information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity's financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The ASU is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted with an entity either applying the update prospectively from the date of adoption or retrospectively to applicable transactions. The Company chose to early adopt this ASU upon its release using the retrospective transition option for the fiscal year beginning February 2, 2020 in the Annual Report on Form 10-K as of  January 29, 2022 for the government grants it received in fiscal years 2020 and 2021 as part of COVID-related assistance programs. The Company has documented its accounting policy, the nature of the grants received, their effects on the financial statements, and the conditions of the grants within the "Government Grants" accounting policy. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", respectively. The ASUs provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in these ASUs were effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company's debt agreement, and the first amendment, currently utilizes LIBOR and, therefore, this ASU is not yet effective for the Company. To the extent the debt arrangement changes to another accepted rate, we will evaluate whether the option expedients and exceptions outlined in this ASU can be utilized.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our financial condition or the results of our operations.

(3)	Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 15 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents nearly 97% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

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

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Three-quarters of gift cards are redeemed within three years of issuance and over the last three years, approximately 60% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. Breakage rates are calculated annually at the end of the fiscal year and are used to record gift card breakage over the next fiscal year until the annual breakage rate update is performed. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

During fiscal 2021 and 2020, the Company experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-COVID redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced in fiscal 2020 and 2021 reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company utilizes historical redemption data to develop a model to analyze the amount of breakage expected for gift cards sold to customers and business partners. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. For the fifty-two weeks ended January 29, 2022 and January 30, 2021, net retail sales included gift card breakage revenue of $6.5 million and $3.7 million, respectively.

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

The Company’s commercial segment includes transactions with other businesses and are mainly comprised wholesale sales of merchandise, supplies and fixtures, licensing the Company’s intellectual properties for third-party use, and revenues generated from entertainment activities. Revenue for wholesale sales is recognized when control of the merchandise or fixtures is transferred to the customer, which generally occurs upon delivery to the customer. The license agreements provide the customer with highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized as licensee sales occur over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue and other on the consolidated balance sheet. Entertainment revenue is generated through the sale of entertainment assets directly to customers or through licensing agreements.

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

(4)	Leases

The table below presents information related to the lease costs for operating leases for the periods presented (in thousands).

	For the Year Ended
	January 29, 2022	January 30, 2021

Operating lease costs	$34,183	$35,923
Variable lease costs	6,718	2,808
Short term lease costs	56	44
Total Operating Lease costs	$40,957	$38,775

Other information

The table below presents supplemental cash flow information related to leases for the periods presented (in thousands).

	For the Year Ended
	January 29, 2022	January 30, 2021
Operating cash flows for operating leases	$43,627	36,068

Operating cash flows for operating leases for fiscal 2021 exceeded expense recorded for the same period as the Company paid the majority of its deferred rent obligations obtained during rent negotiations in fiscal 2020. The Company had no deferred rent remaining to be paid as of the January 29, 2022.

As of January 29, 2022, the weighted-average remaining operating lease term was 4.3 years and the weighted-average discount rate was 6.0% for operating leases recognized on the consolidated balance sheet.

The Company recorded no impairment charges during fiscal 2021 against right-of-use operating lease assets. The Company recorded total impairment charges for fiscal 2020 of $3.8 million on right-of-use lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2022	30,280
2023	25,741
2024	21,089
2025	15,468
2026	8,926
Thereafter	11,403
Total minimum lease payments	112,907
Less: amount of lease payments representing interest	(14,355)
Present value of future minimum lease payments	98,552
Less: current obligations under leases	(25,245)
Long-term lease obligations	$73,307

As of January 29, 2022, the Company did not have executed leases that have not yet commenced.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 29,	January 30,
	2022	2021
Prepaid occupancy (1)	$2,656	$1,526
Prepaid income taxes	178	314
Prepaid insurance	929	884
Prepaid gift card fees	1,545	1,291
Prepaid royalties	607	242
Other (2)	7,728	5,854
Total	$13,643	$10,111

(1) Prepaid occupancy consists of prepaid expenses related to non-lease components.

(2) Other consists primarily of prepaid expenses related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	January 29,	January 30,
	2022	2021
Entertainment production asset	$833	$1,715
Deferred compensation	697	1,037
Other (1)	546	629
Total	$2,076	$3,381

(1) Other consists primarily of deferred financing costs related to the Company's credit facility.

(6)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	January 29,	January 30,
	2022	2021
Land	$2,261	$2,261
Furniture and fixtures	26,405	26,605
Machinery and equipment	15,355	15,101
Leasehold improvements	99,043	97,434
Building	14,970	14,970
Computer hardware	20,415	19,534
Computer software	23,924	22,358
Construction in progress	4,952	3,707
	207,325	201,970
Less accumulated depreciation	158,359	148,997
Total, net	$48,966	$52,973

For fiscal 2021 and 2020, depreciation expense was $12.3 million and $13.2 million, respectively.

The Company recorded no impairment charges during fiscal 2021 for long-lived assets.  The Company recorded $3.5 million of property, plant, and equipment impairment charges during fiscal 2020, the majority of which related to the Company's retail stores in the U.S. and U.K.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 29,	January 30,
	2022	2021
Accrued wages, bonuses and related expenses	$21,688	$13,185
Sales tax payable	2,146	2,048
Accrued rent and related expenses (1)	1,093	1,993
Current income taxes payable	616	325
Total	$25,543	$17,551

(1) Accrued rent and related expenses consist of accrued costs associated with non-lease components.

For fiscal 2021 and 2020, defined contribution expense was $1.1 million and $0.8 million, respectively, included within Accrued wages, bonuses and related expenses.

(8)	Income Taxes

The Company’s income (loss) before income taxes from domestic and foreign operations (which include the U.K., Canada, Ireland, China, and Denmark (prior to its closing in January 2021)), is as follows (in thousands):

	Fiscal year ended
	January 29,	January 30,
	2022	2021
Domestic	$46,473	$(21,774)
Foreign	4,237	1,588
Total income (loss) before income taxes	$50,710	$(20,186)

The components of the income tax expense are as follows (in thousands):

	Fiscal year ended
	January 29,	January 30,
	2022	2021

Current:
U.S. Federal	$8,921	$(876)
U.S. State	2,017	321
Foreign	128	(12)
Deferred:
U.S. Federal	(4,870)	1,555
U.S. State	(2,140)	1,232
Foreign	(611)	577
Income tax expense	$3,445	$2,797

The provision for income taxes was $3.4 million in fiscal 2021 compared to $2.8 million in fiscal 2020. The 2021 effective rate of 6.8% differed from the statutory rate of 21% primarily due to the tax benefit resulting from the reversal of the valuation allowance in North America. The 2020 effective rate of (13.9%) differed from the statutory rate of 21% primarily due to no tax benefit being recorded on pretax loss as a full valuation allowance had been recorded globally. Fiscal 2020 was also impacted by the $3.3 million valuation allowance recorded on the beginning balance of the net deferred tax assets in North America.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. In the fourth quarter of fiscal 2021, the Company performed an analysis of all available positive and negative evidence in this determination.  As the Company was no longer in a cumulative loss position in North America for the three-year period ending January 29, 2022, the Company recorded a benefit of $7.8 million for the reversal of the beginning-of-the-year valuation allowance in North America based on the scheduled reversals of its deferred tax liabilities and projected future taxable income.

In the first quarter of fiscal 2020, as the Company had anticipated incurring a cumulative book loss in North America over the three-year period ended January 30, 2021, management evaluated the realizability of the Company’s North America deferred tax assets, including an analysis of all available positive and negative evidence.  The three-year cumulative loss is a significant piece of negative evidence. ASC 740 requires objective historical evidence be given more weight than subjective evidence, such as forecasts of future income.  Accordingly, in the first quarter of fiscal 2020, the Company recorded a $3.3 million valuation allowance on its North America deferred tax assets.  During fiscal 2020, the Company recorded an additional $3.7 million valuation allowance globally due to cumulative losses and uncertainty about future earnings.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	January 29,	January 30,
	2022	2021

Deferred tax assets:
Operating lease liability	$27,504	$33,058
Net operating loss carryforwards	3,496	3,422
Deferred revenue	3,228	3,903
Accrued compensation	2,678	1,098
Depreciation	1,636	2,412
Investment in affiliates	1,583	1,215
Deferred compensation	1,149	1,802
Accrued expenses	820	389
Receivables write-offs	704	830
Inventories	634	263
Intangible assets	321	388
Carryforward of tax credits	227	2,251
Other	920	39
Total gross deferred tax assets	44,900	51,070
Less: Valuation allowance	(9,795)	(15,401)
Total deferred tax assets, net of valuation allowance	35,105	35,669

Deferred tax liabilities:
Operating lease right-of-use assets	(21,395)	(27,214)
Depreciation	(4,369)	(4,968)
Deferred expense	(1,708)	(1,767)
Deferred revenue	-	(1,362)
Other	(20)	(358)
Total deferred tax liabilities	(27,492)	(35,669)
Net deferred tax assets	$7,613	$-

As of January 29, 2022, the Company had gross net operating loss (NOL) carryforwards of approximately $13.8 million, most of which relate to the U.K. where NOLs have no expiration date.

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

As of January 29, 2022, the Company had total unrecognized tax benefits of $0.3 million, of which approximately $0.3 million would favorably impact the Company’s provision for income taxes if recognized. As of January 30, 2021, the Company had total unrecognized tax benefits of $0.2 million, of which approximately $0.2 million would favorably impact the Company’s provision for income taxes if recognized. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included within other liabilities in the consolidated balance sheets were less than $0.1 million for both years ended as of  January 29, 2022 and January 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the consolidated statement of operations. For the years ended  January 29, 2022 and  January 30, 2021, the Company recognized a benefit of less than $0.1 million for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 29,	January 30,
	2022	2021

Balance at beginning of year	170	178
Increases for prior year tax positions	164	46
Lapse of statute of limitations	-	(54)
Balance at end of year	334	170

Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.3 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations.

The following tax years remain open in the Company’s major taxing jurisdictions as of January 29, 2022:

United States (Federal)	2018 through 2021
United Kingdom	2017 through 2021

The Company also files tax returns in various other international jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.

(9)	Line of Credit

On December 17, 2021, Build-A-Bear Workshop, Inc. (the “Company”), as borrowing agent; Build-A-Bear Retail Management, Inc., together with the Company, as borrowers (collectively, the “Borrowers”); and Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services, LLC and Build-A-Bear Workshop Canada, Ltd. (collectively, the “Guarantors”); entered into a First Amendment to Revolving Credit and Security Agreement (the “First Amendment”) with the lenders party thereto (the “Lenders”); and PNC Bank, National Association, as agent for Lenders (in such capacity, “Agent”). The First Amendment amended the Revolving Credit and Security Agreement (the “Original Credit Agreement,” and, as amended by the First Amendment, the “Credit Agreement”), dated as of August 25, 2020 among the Company, the Borrowers, the Guarantors, the Lenders, and the Agent.

The First Amendment (i) extended the maturity date of the Credit Agreement to December 17, 2026, (ii) eliminated the minimum interest payment requirement, (iii) reduced the facility fee related to undrawn availability, (iv) reduced the availability requirement under the financial covenant, (v) provided the Company with additional flexibility to make permitted investments, declare dividends, repay intercompany loans or repurchase its stock, (vi) increased the threshold amounts for certain events of default, and (vii) reduced the required frequency of various information and reporting requirements under certain circumstances.

The Credit Agreement continues to provide for a senior secured revolving loan in aggregate principal amount of up to $25,000,000 (subject to a borrowing base formula), which may be increased with the consent of the Lenders by an amount not to exceed $25,000,000, subject to the conditions set forth in the Credit Agreement (the “Increase Option”). The borrowing base under the Credit Agreement continues to be based on specified percentages of Eligible Credit Card Receivables, Eligible Inventory and, under certain circumstances, Eligible Foreign In-Transit Inventory and, in the discretion of the Agent, Eligible Receivables. The First Amendment eliminated certain eligibility requirements for Eligible Foreign In-Transit Inventory and Eligible Inventory. The Credit Agreement continues to provide for swingline loans of up to $5,000,000 and the issuance of standby or commercial letters of credit of up to $5,000,000.

 Revolving advances under the Credit Agreement will continue to be secured (subject to permitted liens and certain other exceptions) by a first priority lien on substantially all of the personal property of the Company and all of its U.S. and Canadian subsidiaries, including certain receivables (including receivables from the sale inventory and credit card receivables but excluding certain franchise receivables), equipment and fixtures, intellectual property, inventory and equity interests held by the Borrowers and the Guarantors in their respective domestic and foreign subsidiaries.

Borrowings under the Credit Agreement continue to bear interest (a) at a base rate determined under the Credit Agreement, or (b) at the Borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the Credit Agreement, but the First Amendment reduced such rates and reduced the LIBOR floor. A $500,000 minimum interest payment requirement has been eliminated and the Facility Fee Percentage which previously was either 0.50% or 0.375% depending on the Average Undrawn Availability was reduced to 0.25% by the First Amendment.

The Credit Agreement continues to require the Company to comply with one financial covenant. Previously, under the Original Credit Agreement, the Company was required to maintain availability (as determined in accordance with the Credit Agreement) at all times equal to or greater than the greater of (a) 12.5% of the Loan Cap and (b) $3,125,000 (subject to increase upon exercise of the Increase Option). The First Amendment revised that covenant to require the Company to maintain availability (as determined in accordance with the Credit Agreement) at all times equal to or greater than the greater of (a) 10.0% of the Loan Cap and (b) $1,875,000 (subject to increase upon exercise of the Increase Option). The “Loan Cap” is the lesser of (1) $25,000,000 less the outstanding amount of loans and letters of credit under the Credit Agreement and (2) the borrowing base from time to time under the Credit Agreement. The First Amendment reduced the required frequency of various information and reporting requirements under certain circumstances.

The Credit Agreement continues to contain customary events of default, including without limitation events of default based on payment obligations, material inaccuracies of representations and warranties, covenant defaults, final judgments and orders, unenforceability of the Credit Agreement, material ERISA events, change in control, insolvency proceedings, and defaults under certain other obligations and the First Amendment increased the threshold amounts for certain events of default. An event of default may cause the applicable interest rate and fees to increase by 2% until such event of default has been cured, waived, or amended.

The Credit Agreement continues to contain typical negative covenants, including, among other things, that the Borrower will not incur indebtedness except for permitted indebtedness or make any investments except for permitted investments, declare dividends or repurchase its stock except as permitted, acquire any subsidiaries except in connection with a permitted acquisition, or merge or consolidate with any other entity or acquire all or substantially all of the assets of any other company outside the ordinary course of business. The First Amendment provides the Company with additional flexibility to make permitted investments, declare dividends, repay intercompany loans and repurchase its stock.

At the closing date of the First Amendment, the Company had a $750,000 letter of credit issued and no outstanding indebtedness under the Credit Agreement; and' the Company is currently in compliance with the Credit Agreement covenants. As of January 29, 2022, the Company had a borrowing base of $23.3 million. As a result of a $750,000 letter of credit against the line of credit at the end of fiscal 2021, approximately $22.5 million was available for borrowing. The Company had no outstanding borrowings as of January 29, 2022.

In connection with the First Amendment, the Company incurred less than $0.1 million of costs and fees. As the Company had no outstanding borrowings as of the date of the First Amendment. These costs and fees were recorded as a deferred asset within the Other assets, net line within the Consolidated Balance Sheet; and, total remaining deferred asset balance will be amortized over the remaining term of the agreement.

(10)	Commitments and Contingencies

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the trial court in November 2019 and upper tribunal in March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early  November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal is set to be heard by the Court of Appeal in May 2022. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of January 29, 2022, the Company had a gross receivable balance of $4.5 million and a reserve of $3.5 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

In August 2021, a putative class action lawsuit was filed against Build-A-Bear Workshop, Inc., asserting claims under the Telephone Consumer Protection Act (the "TCPA") alleging that the Company continued to send marketing text messages to mobile phone numbers registered on the National Do Not Call Registry after allegedly opting-out of receiving them. Statutory damages under the TCPA are assessed at $500 per violation (i.e. per text message), and up to $1,500 per violation if the violation was knowing or willful. No class has yet been certified in the matter and the litigation is in the early stages of discovery.   Accordingly, as of January 29, 2022, the Company cannot determine a reasonable estimate of the amount of loss or range of loss, and therefore, nothing is accrued for this matter.

(11)	Net Income (Loss) Per Share

The Company computes both basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Fiscal year ended
	January 29,	January 30,
	2022	2021
NUMERATOR:
Net income (loss) before allocation of earnings to participating securities	$47,265	$(22,983)
Less: Earnings allocated to participating securities	-	-
Net income (loss)	$47,265	$(22,983)

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,460,634	14,923,304
Dilutive effect of share-based awards:	661,949	-
Weighted average number of common shares outstanding - dilutive	16,122,583	14,923,304
Basic income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$3.06	$(1.54)
Diluted income (loss) per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$2.93	$(1.54)

In calculating diluted earnings per share for fiscal 2021 and 2020, options to purchase 52,812 and 841,401 shares of common stock, respectively, were outstanding at the end of the period, but were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

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

For the fifty-two weeks ended January 29, 2022 and January 30, 2021, Selling, general and administrative expense included stock-based compensation expense of $2.6 million and $1.5 million, respectively. As of January 29, 2022, there was $2.5 million of total unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of 1.4 years.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding, February 1, 2021	805,701	9.96
Granted	-	-
Exercised	(460,421)	7.81
Canceled or expired	(26,711)	8.13
Outstanding, January 29, 2022	318,569	$13.23	3.7	$1.5

Options Exercisable as of:
January 29, 2022	318,569	$13.23	3.7	$1.5

There were no options granted during fiscal 2021 or 2020. The expense recorded related to options granted in fiscal 2018 and prior were determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options.

The total grant date fair value of options exercised in fiscal 2021 was $1.8 million and the total intrinsic value was $4.3 million. Total grant date fair value and intrinsic value for options exercised in fiscal 2020 was less than $0.1 million, respectively. The Company generally issues new shares to satisfy option exercises.

Future total shares available for option, non-vested stock and restricted stock grants were 416,391 and 568,523 at the end of 2021 and 2020, respectively.

(b)	Restricted Stock

The Company granted restricted stock awards that vest over a one to three-year period. Recipients of time-based restricted stock awards have the right to vote and receive dividends as to all unvested shares, although for a portion of these awards, receipt of such dividends is contingent on such time-based awards vesting. Recipients of performance-based restricted stock awards have the right to vote and receive dividends upon satisfaction of the performance criteria and certain of these awards’ dividend rights are also subject to time-based vesting. The following table is a summary of the balance and activity for the Plans related to unvested time-based and performance-based restricted stock granted as compensation to employees and directors for the periods presented:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2021	931,172	$3.26	336,441	$5.03
Granted	148,701	9.71	53,095	8.24
Vested	(606,443)	3.14	(32,521)	8.60
Forfeited	(9,850)	6.35	(50,735)	8.60
Outstanding, January 29, 2022	463,580	$5.43	306,280	$3.56

In fiscal 2021, the Committee awarded three-year performance-based restricted stock, established specific profitability and revenue objectives for fiscal 2021, 2022, and 2023, and assigned a weighting to each objective. Profitability is measured by the Company’s achievement of established cumulative consolidated earnings before interest, taxes and depreciation and amortization (EBITDA) goals. Revenue will be measured by the Company's achievement of revenue growth, by meeting established compound annual growth rate targets for total web demand sales or cumulative total revenue objectives. The target number of shares awarded was 53,095 with a weighted average grant date fair value of $8.24 per share. If profitability and revenue exceed the threshold objectives, the performance-based restricted stock award has a payout opportunity ranging from 25% to 200% of the target number of shares.

In fiscal 2020, the Committee awarded three-year performance-based restricted stock subject to the achievement liquidity, profitability and strategic performance objectives for fiscal 2020, 2021, and 2022. The target number of shares awarded was 157,374 with a weighted average grant date fair value of $2.78 per share. If liquidity, profitability and strategic performance exceeds the threshold objectives, the performance-based restricted stock award has a payout opportunity ranging from 25% to 183.3% of the target number of shares.

In fiscal 2019, the Committee awarded three-year performance-based restricted stock subject to the achievement of pre-established consolidated pre-tax income growth objectives for fiscal 2019, 2020, and 2021 and cumulatively across the same three fiscal years. The target number of shares awarded was 95,811 with a weighted average grant date fair value of $5.61 per share. If consolidated pre-tax income growth exceeds the threshold objective, the performance-based restricted stock award has a payout opportunity ranging from 25% to 200% of the target number of shares.

As of  January 29, 2022, the Company had recorded aggregate expense for the fiscal 2019, 2020, and 2021 three-year performance-based restricted stock awards of $1.0 million.

The vesting date fair value of shares that vested in fiscal 2021 and 2020 was $2.2 million and $2.3 million, respectively.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2020 and fiscal 2021:

Common
Stock

Shares as of February 1, 2020	15,205,981
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	724,977
Repurchase of Company shares	-
Shares as of January 30, 2021	15,930,958
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	460,928
Repurchase of Company shares	(245,554)
Shares as of January 29, 2022	16,146,332

(14)	Major Vendors

Four vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 74% and 77% of inventory purchases in 2021 and 2020, respectively.

(15)	Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, China, Denmark, Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The singles store locations in Denmark and China closed in January 2021 and May 2021, respectively. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in Europe (outside of the U.K. and Ireland), Asia, Australia, the Middle East and Africa. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Fifty-two weeks ended January 29, 2022
Net sales to external customers	$397,690	$11,505	$2,327	$411,522
Income before income taxes	47,229	2,690	791	50,710
Capital expenditures	8,130	-	-	8,130
Depreciation and amortization	12,232	44	-	12,276
Fifty-two weeks ended January 30, 2021
Net sales to external customers	$249,210	$4,426	$1,674	$255,310
Income (loss) before income taxes	(21,480)	1,402	(108)	(20,186)
Capital expenditures	5,046	-	-	5,046
Depreciation and amortization	13,262	30	-	13,292

Total Assets as of:
January 29, 2022	$249,998	$4,677	$11,649	$266,324
January 30, 2021	246,341	6,353	8,678	261,372

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

	North
	America (1)	Europe (2)	Other (3)	Total

Fifty-two weeks ended January 29, 2022
Net sales to external customers	$357,839	$51,275	$2,408	$411,522
Property and equipment, net	45,789	3,177	-	48,966
Fifty-two weeks ended January 30, 2021
Net sales to external customers	219,889	33,784	1,637	$255,310
Property and equipment, net	48,955	4,018	-	52,973

For purposes of this table only:

(1)	North America includes the United States, Canada, and Puerto Rico.
(2)	Europe includes the U.K. and Ireland and includes a corporately-managed location in Denmark that closed in January 2021.
(3)	Other includes franchise businesses outside of North America and Europe and includes a corporately-managed location in China that closed in May 2021.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Other (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2021	$15,401	$(8,133)	$2,527	$9,795
2020	6,774	8,522	105	15,401

Receivables Allowance for Doubtful Accounts
2021	$7,369	$896	$(1,209)	$7,056
2020	6,280	1,405	(316)	$7,369

(1) Other deferred tax asset valuation allowance represents reserves utilized and the impact of currency translation.

(2) Other receivables allowance for doubtful accounts represent uncollectible accounts written off, recoveries and the impact of currency translation.

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2004)

3.2	Amended and Restated Bylaws, as amended through January 4, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on January 4, 2018)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-K, filed on April 15, 2021)

10.1*	Build-A-Bear Workshop, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2006)

10.1.1*	Second Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 on our Registration Statement on Form S-8, filed on May 18, 2009)

10.1.2*	Third Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 12, 2014)

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

10.1.5*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.1.6*

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

10.1.8*	Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 12, 2017)

10.1.9*

Form of Restricted Stock and Non-Qualified Stock Option Award Agreement under Registrant's 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.10*	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on April 19, 2019)

10.1.11*	Description of Build-A-Bear Workshop, Inc. Long-Term Performance-Based Cash Incentive Program for C-Level Employees (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on April 19, 2019)

10.1.12*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on October 9, 2020)

10.1.13*	Description of Build-A-Bear Workshop, Inc. Three-Year Performance-Based Cash Program for C-Level Employees (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on October 9, 2020)

10.1.14*	Form of Restricted Stock Agreement under the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on October 9, 2020)

10.1.15*	Description of Build-A-Bear Work, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on April 16, 2021)

10.1.16*	Form of Restricted Stock Agreement under the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on April 16, 2021)

10.2 *	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

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

10.9	Revolving Credit and Security Agreement dated as of August 25, 2020 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 31, 2020).

10.9.1	First Amendment to Revolving Credit and Security Agreement dated as of December 17, 2021 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on December 22, 2021)

10.10

Facility Construction Agreement dated December 22, 2005 between the Registrant and Duke Construction Limited Partnership (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K, for the year ended December 31, 2005)

10.11

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

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 14, 2022	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended January 29, 2022 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	April 14, 2022
Craig Leavitt

/s/ Maxine Clark	Director	April 14, 2022
Maxine Clark

/s/ George Carrara	Director	April 14, 2022
George Carrara

/s/ Robert L. Dixon, Jr.	Director	April 14, 2022
Robert L. Dixon, Jr.

/s/ Narayan Iyengar	Director	April 14, 2022
Narayan Iyengar

/s/ Lesli Rotenberg	Director	April 14, 2022
Lesli Rotenberg

/s/ Sharon John	Director and President and Chief Executive Officer	April 14, 2022
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	April 14, 2022
Voin Todorovic	(Principal Financial and Accounting Officer)