Form 10-Q
period 2022-04-30
BUILD-A-BEAR WORKSHOP INC
filed 2022-06-09
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2022

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

As of June 7, 2022, there were 15,586,751 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	April 30,	January 29,	May 1,
	2022	2022	2021
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,093	$32,845	$45,931
Inventories, net	77,366	71,809	43,754
Receivables, net	11,838	11,701	8,280
Prepaid expenses and other current assets	12,436	13,643	9,798
Total current assets	127,733	129,998	107,763

Operating lease right-of-use asset	72,126	77,671	99,518
Property and equipment, net	46,691	48,966	50,417
Deferred Tax Assets	7,609	7,613	-
Other assets, net	2,266	2,076	6,685
Total Assets	$256,425	$266,324	$264,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,930	$21,849	$19,438
Accrued expenses	23,444	25,543	16,629
Operating lease liability short term	23,470	25,245	30,631
Gift cards and customer deposits	18,770	20,937	18,210
Deferred revenue and other	3,881	3,808	2,489
Total current liabilities	89,495	97,382	87,397

Operating lease liability long term	66,617	73,307	95,654
Other long term liabilities	1,774	1,952	3,355

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at April 30, 2022, January 29, 2022 and May 1, 2021	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,685,750, 16,146,332, and 16,047,828 shares, respectively	157	162	163
Additional paid-in capital	71,962	75,490	73,024
Accumulated other comprehensive loss	(12,452)	(12,470)	(12,532)
Retained earnings	38,872	30,501	17,322
Total stockholders' equity	98,539	93,683	77,977
Total Liabilities and Stockholders' Equity	$256,425	$266,324	$264,383

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 30,	May 1,
	2022	2021
Revenues:
Net retail sales	$112,890	$89,212
Commercial revenue	4,286	2,109
International franchising	486	372
Total revenues	117,662	91,693

Costs and expenses:
Cost of merchandise sold - retail	53,600	42,093
Cost of merchandise sold - commercial	1,946	904
Cost of merchandise sold - international franchising	288	268
Total cost of merchandise sold	55,834	43,265
Consolidated gross profit	61,828	48,428
Selling, general and administrative expense	43,620	35,242
Interest expense, net	18	5
Income before income taxes	18,190	13,181
Income tax expense	3,999	2,801
Net income	$14,190	$10,380

Foreign currency translation adjustment	18	83
Comprehensive income	$14,208	$10,463

Income per common share:
Basic	$0.92	$0.69
Diluted	$0.89	$0.66

Shares used in computing common per share amounts:
Basic	15,475,731	15,062,025
Diluted	15,964,433	15,757,033

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended
	April 30,	May 1,
	2022	2021

Cash flows provided by operating activities:
Net income	$14,190	$10,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,250	3,127
Share-based and performance-based stock compensation	689	630
Provision for doubtful accounts	95	168
Loss on disposal of property and equipment	23	(8)
Change in assets and liabilities:
Inventories, net	(6,222)	3,277
Receivables, net	(369)	(181)
Prepaid expenses and other assets	479	(2,939)
Accounts payable and accrued expenses	(2,950)	802
Operating leases	(2,681)	(2,391)
Gift cards and customer deposits	(2,137)	(834)
Deferred revenue	100	28
Net cash provided by operating activities	4,467	12,059
Cash flows used in investing activities:
Purchases of property and equipment	(1,070)	(493)
Net cash used in investing activities	(1,070)	(493)
Cash flows used in financing activities:
Issuance of common stock for employee equity awards, net of tax	(2,137)	(625)
Cash Dividends Paid	(292)	-
Purchases of Company’s common stock	(8,138)	-
Net cash used in financing activities	(10,567)	(625)
Effect of exchange rates on cash	418	145
Increase (decrease) in cash, cash equivalents, and restricted cash	(6,752)	11,086
Cash, cash equivalents and restricted cash, beginning of period	32,845	34,845
Cash, cash equivalents and restricted cash, end of period	$26,093	$45,931

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$25,641	$44,226
Restricted cash from long-term deposits	$452	$1,705
Total cash, cash equivalents and restricted cash	$26,093	$45,931

Net cash paid during the period for income taxes	$102	$74

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 29, 2022 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 29, 2022, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2022.

Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings attributable to Build-A-Bear Workshop, Inc.

COVID Pandemic Update

At the beginning of fiscal 2021, our United States ("U.S.") store portfolio was open and operating while our stores in the United Kingdom ("U.K."), Canada, and Ireland remained temporarily closed. In April 2021, stores in the U.K. and Canada reopened as the government lifted lockdown restrictions resulting in almost all of our stores operating as of the end of the fiscal 2021 first quarter with the remaining stores in the U.K. and Ireland opening in the fiscal 2021 second quarter and ending the fiscal 2021 second quarter with all stores open. For fiscal 2022 first quarter, essentially all corporately-managed stores in the portfolio remained open throughout the quarter, therefore significantly lessening the impact of the pandemic on our financial statements.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended January 29, 2022.

2. Revenue

Currently, nearly all the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 96% of consolidated revenue for the first quarter of fiscal 2022. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and e-commerce demand (orders generated online to be fulfilled from either the Company's warehouse or its stores). Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon estimated delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the personalized and interactive nature of our products, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value added and other taxes paid by its customers.

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

During fiscal 2021 and thus far in fiscal 2022, the Company has experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced in fiscal 2022 and 2021 reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company utilizes historical redemption data to develop a model to analyze the amount of breakage expected for gift cards sold to customers and business partners. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certifications monthly for those loyalty program members who have earned 100 or more points in the previous month in North America and 50 points or more in the U.K. with certifications historically expiring in three months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

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

3. Leases

The majority of the Company's leases relate to retail stores and corporate offices. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most new retail store leases have an original term of a five to ten-year base period and may include renewal options to extend the lease term beyond the initial base period. The extension periods are typically much shorter than the original lease term given the Company's strategic decision to maintain a high level of lease optionality. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property.

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended April 30, 2022 and May 1, 2021 (in thousands).

	Thirteen weeks ended
	April 30, 2022	May 1, 2021

Operating lease costs	8,344	8,580
Variable lease costs	2,130	879
Short term lease costs	18	14
Total Operating Lease costs	$10,492	$9,473

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended April 30, 2022 and May 1, 2021 (in thousands).

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Operating cash flows for operating leases	8,741	11,129

Operating cash flows for operating leases for the first quarter of fiscal 2022 decreased from the operating cash flows for operating leases for the same period in fiscal 2021, which is expected to continue for the remainder of fiscal 2022, as the Company made payments related to lease deferrals in fiscal 2021 that were negotiated in fiscal 2020 during the pandemic.

As of April 30, 2022 and May 1, 2021, the weighted-average remaining operating lease term was 4.5 years and 4.7 years, respectively, and the weighted-average discount rate was 6.0% and 6.0%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

For the thirteen weeks ended April 30, 2022 and for the thirteen weeks ended May 1, 2021, the Company did not incur impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2022	20,921
2023	25,634
2024	20,757
2025	15,185
2026	8,813
Thereafter	11,617
Total minimum lease payments	102,927
Less: amount of lease payments representing interest	(12,840)
Present value of future minimum lease payments	90,087
Less: current obligations under leases	(23,470)
Long-term lease obligations	$66,617

As of April 30, 2022, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $2.7 million. These leases are expected to commence in the second and third quarters of fiscal 2022 with lease terms ranging from one to ten years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30,	January 29,	May 1,
	2022	2022	2021
Prepaid occupancy (1)	$3,594	$2,656	$1,814
Prepaid taxes (2)	94	178	-
Prepaid insurance	589	929	424
Prepaid gift card fees	1,305	1,545	1,199
Prepaid royalties	732	607	226
Other (3)	6,122	7,728	6,135
Total	$12,436	$13,643	$9,798

(1)	Prepaid occupancy consists of prepaid expenses related to non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	April 30,	January 29,	May 1,
	2022	2022	2021
Entertainment production asset	$1,122	$833	$4,971
Deferred compensation	622	697	1,119
Other (1)	522	546	595
Total	$2,266	$2,076	$6,685

(1)	Other consists primarily of deferred financing costs related to the Company's credit facility

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 30,	January 29,	May 1,
	2022	2022	2021
Accrued wages, bonuses and related expenses	$15,045	$21,688	$10,514
Sales and value added taxes payable	2,629	2,146	1,831
Accrued rent and related expenses (1)	1,383	1,093	1,411
Current income taxes payable	4,387	616	2,873
Total	$23,444	$25,543	$16,629

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

6. Stock-based Compensation

On April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). On June 11, 2020, at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board (the "Compensation Committee"), permits the granting of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the 2020 Incentive Plan. The 2020 Incentive Plan will terminate on April 14, 2030, unless terminated earlier by the Board. The number of shares of the Company’s common stock authorized for issuance under the 2020 Incentive Plan is 1,000,000, plus shares of stock that remained available for issuance under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) at the time the 2020 Incentive Plan was approved by the Company’s stockholders, and shares that are subject to outstanding awards made under the 2017 Incentive Plan that on or after April 14, 2020  may be forfeited, expire or be settled for cash.

For the thirteen weeks ended April 30, 2022 and May 1, 2021, Selling, general and administrative expense included stock-based compensation expense of $0.7 million and $0.6 million, respectively. As of April 30, 2022, there was $5.9 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 2.1 years.

The following table is a summary of the balances and activity for stock options for the thirteen weeks ended April 30, 2022:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 29, 2022	318,569	$13.23
Granted	-	-
Exercised	(4,749)	8.85
Forfeited	-	-
Canceled or expired	-	-
Outstanding, April 30, 2022	313,820	$13.30

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirteen weeks ended April 30, 2022:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 29, 2022	463,580	$5.43	306,280	$3.56
Granted	56,847	18.03	84,579	18.03
Vested	(233,442)	4.59	(88,721)	5.61
Forfeited	-	-	-	-
Canceled or expired	-	-	(7,090)	5.61
Outstanding, April 30, 2022	286,984	$8.60	295,048	$8.13

The total fair value of shares vested during the thirteen weeks ended April 30, 2022 and May 1, 2021 was $1.6 million and $1.6 million, respectively.

The outstanding performance shares as of April 30, 2022 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2020 - 2022 consolidated liquidity and strategic performance objectives	89,168
2020 - 2022 consolidated earnings before interest and taxes (EBIT) objectives	68,206
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	63,435
2022 - 2024 consolidated revenue growth objectives	21,145
Performance shares outstanding, April 30, 2022	295,048

7. Income Taxes

The Company's effective tax rate was 22.0% for the thirteen weeks ended April 30, 2022 compared to 21.3% for the thirteen weeks ended May 1, 2021. In the first quarter of fiscal 2022 and fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the first quarter of fiscal 2022, the Company remains in a full valuation allowance in certain foreign jurisdictions. In the first quarter of fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense mostly offset by the tax impact of equity awards vesting. In addition, in the first quarter of fiscal 2021, while the Company was still in a full valuation allowance globally, it recorded tax expense on the pretax income earned based on its projected current tax expense.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended April 30, 2022 and May 1, 2021 (in thousands):

	For the thirteen weeks ended April 30, 2022					For the thirteen weeks ended May 1, 2021

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$162	$75,490	$(12,470)	$30,501	$93,683	$159	$72,822	$(12,615)	$6,942	$67,308
Shares issued under employee stock plans	2	538			540	5	574			579
Stock-based compensation		428			428		551			551
Shares withheld in lieu of tax withholdings	(1)	(2,178)			(2,179)	(1)	(923)			(924)
Other		(4)			(4)					-
Share Repurchase	(6)	(2,313)		(5,819)	(8,138)					-
Other comprehensive income			18		18			83		83
Net income				14,190	14,190				10,380	10,380
Balance, ending	$157	$71,962	$(12,452)	$38,872	$98,539	$163	$73,024	$(12,532)	$17,322	$77,977

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

Subsequent to  April 30, 2022 and through June 7, 2022, we have utilized $1.6 million in cash to repurchase 98,999 shares under our $25.0 million program that was authorized by our Board of Directors on November 30, 2021, leaving $10.9 million available under authorization to purchase additional shares.

9. Income per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 30,	May 1,
	2022	2021
NUMERATOR:
Net income	$14,190	$10,380

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,475,731	15,062,025
Dilutive effect of share-based awards:	488,702	695,008
Weighted average number of common shares outstanding - dilutive	15,964,433	15,757,033

Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.92	$0.69
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.89	$0.66

In calculating the diluted income per share for the thirteen weeks ended April 30, 2022, options to purchase 63,529 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen weeks ended May 1, 2021, options to purchase 559,991 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance at  April 30, 2022 and May 1, 2021 was comprised entirely of foreign currency translation. For the thirteen weeks ended April 30, 2022 and May 1, 2021, the Company had no reclassifications out of accumulated other comprehensive income (loss).

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in select coutnries in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended April 30, 2022
Net sales to external customers	$112,890	$4,286	$486	$117,662
Income before income taxes	$15,993	$1,989	$208	18,190
Capital expenditures	$1,070	$-	$-	1,070
Depreciation and amortization	$3,032	$218	$-	3,250
Thirteen weeks ended May 1, 2021
Net sales to external customers	$89,212	$2,109	$372	$91,693
Income (loss) before income taxes	$12,481	$818	$(118)	$13,181
Capital expenditures	$493	$-	$-	$493
Depreciation and amortization	$3,122	$5	$-	$3,127
Total Assets as of:
April 30, 2022	$249,587	$5,580	$1,258	$256,425
January 29, 2022	260,526	3,310	2,488	266,324
May 1, 2021	256,294	6,994	1,095	264,383

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended April 30, 2022
Net sales to external customers	$103,174	$13,995	$493	$117,662
Property and equipment, net	$43,899	$2,792	$-	$46,691
Thirteen weeks ended May 1, 2021
Net sales to external customers	$85,753	$5,409	$531	$91,693
Property and equipment, net	$46,575	$3,842	$-	$50,417

For purposes of this table only:
(1) North America includes corporately-managed locations in the United States and Canada.
(2) Europe includes corporately-managed locations in the U.K. and Ireland.
(3) Other includes franchise businesses outside of North America and Europe.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeals during fiscal 2022 first quarter, with no known timetable for a ruling by the court. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of April 30, 2022, the Company had a gross receivable balance of $4.3 million and a reserve of $3.3 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

In  August 2021, a putative class action lawsuit was filed against Build-A-Bear Workshop, Inc. The plaintiff amended the complaint during the Company’s first fiscal quarter in 2022. As amended, the complaint asserts claims under the Telephone Consumer Protection Act (the "TCPA") alleging that the Company continued to send marketing text messages to mobile phone numbers after those numbers had allegedly opted-out of receiving them. Statutory damages under the TCPA are assessed at up to $500 per text message, and up to $1,500 per text message if the violation was knowing or willful. No class has yet been certified in the matter and the litigation is in the early stages of discovery. Accordingly, as of  April 30, 2022, the Company cannot determine a reasonable estimate of the amount of loss or range of loss, and therefore, no accrual has been made for this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, as filed with the SEC, and include the following:

●	the COVID pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.
●	we depend upon the shopping malls and tourist locations in which our corporately-managed stores and third-party retail locations are located to attract guests. Continued or further declines in retail consumer traffic could adversely affect our financial performance and profitability;
●

any continuing or sustained decline in general global economic conditions, caused by the pandemic, inflation, or otherwise, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;

●	consumer interests change rapidly and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for key products and services;
●	our profitability could be adversely affected by fluctuations in petroleum products prices;
●	our business may be adversely impacted at any time by a variety of significant competitive threats
●	risnig inflationary pressures may increase supply chain costs, especially freight and fuel costs, and may reduce disposable income for consumers and demand for our products, therefore negatively impacting our sales and profitability;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	failure to successfully execute our omnichannel strategy and the cost of our investments in e-commerce and digital technology may materially adversely affect our financial condition and profitability;
●	we are subject to risks associated with technology and digital operations;
●	if we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store models and formats in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	we may not be able to operate our international corporately-managed locations profitability
●	we rely on a few global supply chain vendors to supply substantially all of our merchandise, and significant price increases or disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory in our stores;
●	our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade, tariffs and foreign currency fluctuations;

●	if we are unable to effectively manage our international franchises, attract new franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected and we could be exposed to additional liability;
●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws such as the GDPR or the General Data Protection Regulation, the CCPA or the California Privacy Rights Act (as adopted), the TCPA or the Telephone Consumer Protection Act, or expectations, we could be subject to liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or, misappropriation of their proprietary rights, which could be costly, distract our management and personnel and which could result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, and we may be unable to repurchase shares at all or at the times or in the amounts we desire, or the results of our share repurchase program may not be as beneficial as we would like
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	the market price of our common stock is subject to volatility, which could attract the interest of activist shareholders;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability;

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last nearly 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 200 million furry friends made by guests. We are leveraging this brand strength to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via a franchise model, and broaden the consumer base beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. Build-A-Bear's pop-culture and multi-generational appeal have also played a key role in our digital transformation which includes a meaningful and growing e-commerce/omni-channel business, engaging consumer loyalty program and robust digital marketing and content capabilities with industry-leading partners. As of April 30, 2022, we had 345 corporately-managed stores globally and two seasonal locations, 62 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 64 international franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen weeks ended April 30, 2022 and May 1, 2021 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Business and COVID Update

Build-a-Bear Workshop offers interactive entertainment experiences via both physical and e-commerce engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with stores that feature a unique combination of experience and product in which guests can "make their own stufed animals" by participating in the stuffing, fluffing, dressing, accessorizing, and naming of their teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of licensed properties. Over the last nearly 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity. We believe there are opportunities to leverage this brand strength, pop-culture status and multi-generational appeal and generate incremental revenue and profits through licensing our intellectual properties through content and entertainment development for kids and adults while also offering products at wholesale and in non-plush consumer categories through outbound licensing agreements with leading manufacturers.

.

At the beginning of fiscal 2021, our U.S. store portfolio was open and operating while our stores in the U.K., Canada, and Ireland remained temporarily closed due to lockdowns imposed as a result of the pandemic. In April 2021, stores in the U.K. and Canada reopened as the government lifted lockdown restrictions resulting in almost all of the Company's stores operating as of the end of the fiscal 2021 first quarter with the remaining stores in the U.K. and Ireland opening in the fiscal 2021 second quarter and ending the fiscal 2021 second quarter with all stores open. For fiscal 2022 first quarter, essentially all stores in our corporately-managed portfolio remained open throughout the quarter, therefore significantly lessening the impact of the pandemic on our financial statements for fiscal 2022 first quarter. Our year-over-year results discussed below are impacted by prior year store closures and operating hour reductions as a result of the pandemic.

We believe we have built the infrastructure to respond with greater agility to deal with ongoing and future potential uncertainty and we expect to deliver continued growth in total revenues and profit in fiscal 2022 compared to fiscal 2021. While we believe that we have seen benefits from pandemic-driven factors such as pent-up demand and stimulus packages, we believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases accelerated during the pandemic, are driving improved results, which we expect to continue. We remain focused on our strategic priorities which are centered primarily on three key areas:

•

Further acceleration of our digital transformation including content and entertainment initiatives.We have plans in place designed to increase repeat purchase rates and enhance engagement with over 14 million opted-in first party data contacts. We expect to more effectively use our expanded digital capabilities and platforms to inform and drive marketing and content campaigns and deliver personalized experiences and sales messaging. We also plan to expand our addressable market by reaching beyond the core kid base and continue to acquire new tween, teen, and adult consumers by offering unique affinity offerings and expanding purchase occasions. We are in the process of updating our website later this year with a reimagined online guest experience with a goal of driving additional digital demand.  We expect to modernize the site, improve efficiency, and optimize organic traffic through leading SEO, or search engine optimization, practices, in order to improve interfaces across all areas of the site including gifting, affinity and the Bear Builder 3D Workshop as well as improve conversion at checkout. In addition, we plan to continue to utilize digital media, content and entertainment as marketing and brand-building tools to engage consumers and create value.

•

Continuing to leverage our expanded omnichannel capabilities while further evolving retail experiences and purchase occasions. With the vast majority of our U.S. stores profitable in fiscal 2022 first quarter, we believe there is an opportunity to add up to 20 locations within fiscal 2022 through a combination of our corporately-managed and third-party retail models with an emphasis on non-traditional and tourist sites. We also plan to leverage our enhanced omnichannel options including Buy Online Ship From Store, Buy Online Pickup In Store and same day delivery through our relationship with Shipt to efficiently support fulfillment of our growing digital demand. This strategic use of hundreds of store locations as “mini distribution centers” significantly improves e-commerce fulfillment efficiency and throughput, decreases ship time (which is especially critical to minimize holiday cut-off days) and leverages available labor in our retail stores. We also continue to develop innovative experiences to expand our brand reach. This includes Build-A-Bear vending machines, also known as ATMs or automatic teddy machines. We expect to have approximately 10 machines by the end of this year with more than half of them in airports through our relationship with Hudson Group, a leader in travel retail throughout North America. In March of 2022, we re-introduced our in-store party offering after a nearly two-year hiatus due to the pandemic. In addition, 2022 marks the 25th anniversary since Build-A-Bear Workshop was founded and we plan to capitalize on the occasion to create interest, leverage nostalgia and drive incremental purchases.

•

Optimizing our solid financial position including a strong balance sheet to support our business and make strategic investments designed to drive further growth. We plan to maintain disciplined expense management particularly in light of recent inflationary pressures, wage increases and supply chain challenges. We are also focused on ongoing lease negotiations as we continue to evolve our real estate portfolio with new locations, formats and business models. In addition, we expect to continue to strategically manage our capital to support key initiatives and innovative developments designed to deliver long-term profitable growth while returning value to shareholders through actions such as the Share Repurchase Plan approved by the Board of Directors in November 2021.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirteen weeks ended
	April 30, 2022				May 1, 2021
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	305	41	0	346	305	48	1	354
Opened	1	-	-	1	1	-	-	1
Closed	-	(2)	-	(2)	-	-	-	0
End of period	306	39	-	345	306	48	1	355

As of April 30, 2022, 42% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of April 30, 2022, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 10 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Beginning of period	71	71
Opened	1	2
Closed	(9)	(1)
End of period	64	72

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended
	April 30,	May 1,
	2022	2021
Revenues:
Net retail sales	96.0%	97.3%
Commercial revenue	3.6	2.3
International franchising	0.4	0.4
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	47.5	47.2
Cost of merchandise sold - commercial (1)	45.4	42.9
Cost of merchandise sold - international franchising (1)	59.3	72.0
Total cost of merchandise sold	47.5	47.2
Consolidated gross profit	52.5	52.8
Selling, general and administrative	37.1	38.4
Interest expense, net	0.0	0.0
Income before income taxes	15.5	14.4
Income tax expense	3.4	3.1
Net income	12.1	11.3

Retail Gross Margin (2)	52.5%	52.8%

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

Thirteen weeks ended April 30, 2022 compared to thirteen weeks ended May 1, 2021

Total revenues. Consolidated revenues increased 28.3%, driven by a 20.3% increase in North America and a 158.7% increase in Europe. Approximately one-third of the increase in total revenues was related to our European locations that were open for the full quarter this year versus being closed for the majority of the fiscal 2021 first quarter.

Net retail sales for the thirteen weeks ended April 30, 2022 were $112.9 million, compared to $89.2 million for the thirteen weeks ended May 1, 2021, an increase of $23.7 million, or 26.5%, compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirteen weeks ended
April 30, 2022
Impact from:
Existing stores	$23,090
Digital sales	361
New stores	965
Store closures	(815)
Gift card breakage	402
Foreign currency translation	(270)
Deferred revenue estimates	(55)
Total Change	$23,678

The retail revenue increase was primarily the result of an increase in demand for our product and interactive experience, strategic price increases, and lower promotional activity. Additionally, approximately one-third of the increase in net retail sales was driven by our European locations that were open for the full quarter this year versus being closed for the majority of fiscal 2021 first quarter.

Commercial revenue was $4.3 million for the thirteen weeks ended April 30, 2022 compared to $2.1 million for the thirteen weeks ended May 1, 2021. The $2.2 million increase is primarily the result of increased sales volume from our commercial accounts through our third-party retail model.

International franchising revenue was $0.5 million for the thirteen weeks ended April 30, 2022 compared to $0.4 million for the thirteen weeks ended May 1, 2021. The $0.1 million increase is primarily due to having fewer temporary store closures in 2022 compared to the same period in 2021.

Retail gross margin. Retail gross margin dollars increased $12.2 million to $59.3 million compared to the thirteen weeks ended May 1, 2021. The retail gross margin rate decreased 30 basis points compared to the prior year primarily driven by an increase in inflationary pressures mostly shown in significant freight increases, while being offset by increased leverage of fixed occupancy and distribution costs driven by higher sales.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $43.6 million, or 37.1% of consolidated revenue, for the thirteen weeks ended April 30, 2022, compared to $35.2 million, or 38.4% of consolidated revenue, for the thirteen weeks ended May 1, 2021. The increase in overall expense was driven by higher store labor costs given the lifting of capacity restrictions and expanded operating hours in 2022 compared to 2021. In addition, SG&A in the fiscal 2021 first quarter was favorably impacted by approximately $1.0 million in governement subsidies.

Interest expense. Interest expense was $18,000 for the thirteen weeks ended April 30, 2022 compared to interest expense of $5,000 for the thirteen weeks ended May 1, 2021, resulting in an immaterial difference.

Provision for income taxes. Income tax expense was $4.0 million with a tax rate of 22.0% for the thirteen weeks ended April 30, 2022  as compared to $2.8 million with a tax rate of 21.3% for the thirteen weeks ended May 1, 2021. In the first quarter of fiscal 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the the first quarter of fiscal 2022, the Company remains in a full valuation allowance in certain foreign jurisdictions. In the first quarter of fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense mostly offset by the tax impact of equity awards vesting. In addition, in the first quarter of fiscal 2021, while the Company was still in a full valuation allowance globally, it recorded tax expense on the pretax income earned based on its projected current tax expense.

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

The timing of store closures, relocations, remodels, openings and re-openings may result in fluctuations in quarterly results based on the revenues and expenses associated with each store location. Expenses related to store closings are typically incurred in stages: when the decision is made to close the store typically associated with a lease event such as an expiration or lease triggered clause; when the closure is communicated to store associates; and at the time of closure. We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening.

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

Liquidity and Capital Resources

As of April 30, 2022, we had a consolidated cash balance of $26.1 million, approximately 61% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirteen weeks ended
	April 30,	May 1,
	2022	2021
Net cash provided by operating activities	$4,467	$12,059
Net cash used in investing activities	(1,070)	(493)
Net cash used in financing activities	(10,567)	(625)
Effect of exchange rates on cash	418	145
Increase (decrease) in cash, cash equivalents, and restricted cash	$(6,752)	$11,086

Operating Activities. Cash provided by operating activities decreased $7.6 million for the thirteen weeks ended April 30, 2022, as compared to the thirteen weeks ended May 1, 2021. This decrease in cash from operating activities was primarily driven by an increase in cash spent on inventory purchases, as we proactively and strategically accelerated the timing of our order placement to mitigate the continuing inflationary pressures that were noted in the fiscal first quarter, and an increase in cash spent on operating leases, offset by increased sales volume, resulting in higher net income.

Investing Activities. Cash used in investing activities increased $0.6 million for the thirteen weeks ended April 30, 2022 as compared to the thirteen weeks ended May 1, 2021. Cash used in investing activities in fiscal 2022 first quarter increased as compared to fiscal 2021 first quarter, primarily driven by increases in capital expenditures.

Financing Activities. Cash used in financing activities increased $9.9 million for the thirteen weeks ended April 30, 2022, as compared to the thirteen weeks ended May 1, 2021. This increase in cash used in financing activities was driven primarily by repurchases of our common stock for $8.1 million in fiscal 2022 first quarter and payments of $0.3 million related to a special dividend declared by the Board of Directors in the fiscal 2021 fourth quarter.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. Borrowings under the agreement bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of April 30, 2022, our borrowing base was slightly more than $25.0 million. As a result of a $750,000 letter of credit against the line of credit at the end of the fiscal 2021 second quarter, approximately $24.3 million was available for borrowing. We had no outstanding borrowings as of the end of April 30, 2022.

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

Our leases in the U.K. and Ireland typically have terms of ten years and generally contain a provision whereby every fifth year the rental rate can be adjusted upward to reflect the current market rates if they have increased. The leases typically provide the lessee with the first right for renewal at the end of the lease. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are invoiced monthly or quarterly and paid in advance.

Capital spending through the thirteen weeks ended April 30, 2022 totaled $1.1 million and we expect to spend approximately $10 to $15 million on capital expenditures in fiscal 2022.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of April 30, 2022, we had purchase obligations totaling approximately $91.3 million, of which $23.9 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

On November 30, 2021 we announced that our Board of Directors authorized a share repurchase program of up to $25 million. The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through November 30, 2023, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. We believe that the multi-year, multi-million dollar share buy-back program is reflective of the strong confidence that the Board of Directors has in the future of the Company.

As of April 30, 2022, we have utilized $8.1 million in cash to repurchase 495,848 shares in fiscal 2022 first quarter under our $25.0 million program that was authorized by our Board of Directors on November 30, 2021. From November 30, 2021 to May 25, 2022, we have utilized a total of $14.1 million under the program to repurchase 840,401 shares leaving $10.9 million available under authorization to purchase additional shares.

Off-Balance Sheet Arrangements

None.

Inflation

The impact of inflation on the Company's business operations was seen throughout fiscal 2021 and began to have an adverse impact on our business in the first quarter of fiscal 2022, mainly in freight and other supply chain related costs. However, due to mitigating actions taken by the Company, such as strategic price increases on highly sought-after products and accelerated purchases of inventory, the impact of general price inflation on our fiscal 2022 first quarter financial position and results of operations was not significant. We expect the inflationary pressures experienced in the first quarter of fiscal 2022 to continue into the rest of fiscal 2022. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2022 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia-Ukraine crisis. We cannot provide an estimate or range of impact that such inflations may have our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates due to the need to maintain higher inventory reserves.

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

Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K for the year ended January 29, 2022 as filed with the SEC on April 14, 2022, which includes audited consolidated financial statements for our 2021 and 2020 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2022 as filed with the SEC on April 14, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2022 as filed with the SEC on April 14, 2022.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 30, 2022, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2022 as filed with the SEC on April 14, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 30, 2022 - February 26, 2022	37,983	$16.93	37,983	$19,998,594
February 27, 2022 - April 2, 2022	238,128	16.07	238,128	16,171,981
April 3, 2022 - April 30, 2022	334,788	17.46	219,737	12,504,107
Total	610,899	$16.89	495,848	$12,504,107

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on April 14, 2022)

10.2	Form of Restricted Stock Agreement under the Registrant's 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on April 16, 2021)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2022

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)