Form 10-Q
period 2022-07-30
BUILD-A-BEAR WORKSHOP INC
filed 2022-09-08
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2022

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

As of September 5, 2022, there were 14,952,150 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	July 30,	January 29,	July 31,
	2022	2022	2021
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,437	$32,845	$51,136
Inventories, net	87,722	71,809	47,342
Receivables, net	15,337	11,701	8,648
Prepaid expenses and other current assets	12,910	13,643	8,841
Total current assets	130,406	129,998	115,967

Operating lease right-of-use asset	76,560	77,671	93,087
Property and equipment, net	46,689	48,966	48,161
Deferred Tax Assets	7,596	7,613	-
Other assets, net	2,184	2,076	7,060
Total Assets	$263,435	$266,324	$264,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,086	$21,849	$16,028
Accrued expenses	22,873	25,543	20,972
Operating lease liability short term	25,244	25,245	28,019
Gift cards and customer deposits	17,969	20,937	18,096
Deferred revenue and other	4,416	3,808	2,723
Total current liabilities	99,588	97,382	85,838

Operating lease liability long term	68,291	73,307	89,883
Other long-term liabilities	1,692	1,952	3,419

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 30, 2022, January 29, 2022 and July 31, 2021	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 15,032,708, 16,146,332, and 16,033,134 shares, respectively	150	162	160
Additional paid-in capital	69,409	75,490	73,397
Accumulated other comprehensive loss	(12,385)	(12,470)	(12,579)
Retained earnings	36,690	30,501	24,157
Total stockholders' equity	93,864	93,683	85,135
Total Liabilities and Stockholders' Equity	$263,435	$266,324	$264,275

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Revenues:
Net retail sales	$95,882	$91,289	$208,772	$180,501
Commercial revenue	4,054	2,946	8,340	5,055
International franchising	749	493	1,235	865
Total revenues	100,685	94,728	218,347	186,421

Costs and expenses:
Cost of merchandise sold - retail	48,387	42,677	101,987	84,770
Cost of merchandise sold - commercial	1,949	1,286	3,895	2,190
Cost of merchandise sold - international franchising	437	365	725	633
Total cost of merchandise sold	50,773	44,328	106,607	87,593
Consolidated gross profit	49,912	50,400	111,740	98,828
Selling, general and administrative expense	42,264	40,919	85,884	76,161
Interest expense, net	3	8	22	13
Income before income taxes	7,645	9,473	25,834	22,654
Income tax expense	1,815	2,638	5,814	5,439
Net income	$5,830	$6,835	$20,020	$17,215

Foreign currency translation adjustment	67	(47)	85	36
Comprehensive income	$5,897	$6,788	$20,105	$17,251

Income per common share:
Basic	$0.38	$0.44	$1.30	$1.13
Diluted	$0.38	$0.42	$1.27	$1.08

Shares used in computing common per share amounts:
Basic	15,274,770	15,398,406	15,375,250	15,230,215
Diluted	15,536,308	16,111,587	15,749,058	15,958,520

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	July 30,	July 31,
	2022	2021

Cash flows provided by operating activities:
Net income	$20,020	$17,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,276	6,120
Share-based and performance-based stock compensation	1,292	1,526
Provision/adjustments for doubtful accounts	(81)	113
Loss on disposal of property and equipment	92	28
Deferred Taxes	16	-
Change in assets and liabilities:
Inventories, net	(16,929)	(263)
Receivables, net	(3,754)	(427)
Prepaid expenses and other assets	(185)	(1,919)
Accounts payable and accrued expenses	5,804	1,108
Operating leases	(3,565)	(4,429)
Gift cards and customer deposits	(2,926)	(946)
Deferred revenue	630	268
Net cash provided by operating activities	6,690	18,394
Cash flows used in investing activities:
Purchases of property and equipment	(4,064)	(1,553)
Net cash used in investing activities	(4,064)	(1,553)
Cash flows used in financing activities:
Issuance of common stock for employee equity awards, net of tax	(1,865)	(625)
Cash dividends paid on vested participating securities	(292)	-
Purchases of Company’s common stock	(19,383)	-
Net cash used in financing activities	(21,540)	(625)
Effect of exchange rates on cash	506	80
Increase (decrease) in cash, cash equivalents, and restricted cash	(18,408)	16,296
Cash, cash equivalents and restricted cash, beginning of period	32,845	34,840
Cash, cash equivalents and restricted cash, end of period	$14,437	$51,136

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$13,989	$49,426
Restricted cash from long-term deposits	$448	$1,710
Total cash, cash equivalents and restricted cash	$14,437	$51,136

Net cash paid during the period for income taxes	$7,396	$3,502

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

2. Revenue

Currently, nearly all the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 95% of consolidated revenue for the second quarter of fiscal 2022. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and e-commerce demand (orders generated online to be fulfilled from either the Company's warehouse or its stores). Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon estimated delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the personalized and interactive nature of its products, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value added, and other taxes paid by its customers.

For the Company’s gift cards, revenue, including any related gift card discounts, is deferred for single transactions until redemption. Historically, three-quarters of gift cards are redeemed within three years of issuance and over the last three years, approximately 60% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

Subsequent to stores reopening following shutdowns caused by COVID, the Company has experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced in fiscal 2022 and 2021 reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company utilizes historical redemption data to develop a model to analyze the amount of breakage expected for gift cards sold to customers and business partners. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen and twenty-six weeks ended July 30, 2022 are not material to the financial statements.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Operating lease costs	8,625	8,732	16,969	17,312
Variable lease costs	2,060	1,288	4,190	2,167
Short term lease costs	8	16	27	30
Total Operating Lease costs	$10,693	$10,036	$21,186	$19,509

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating cash flows for operating leases	9,534	11,343	18,275	22,472

Operating cash flows for operating leases for the second quarter and year-to-date fiscal 2022 decreased from the operating cash flows for operating leases for the same periods in fiscal 2021, which is expected to continue for the remainder of fiscal 2022, as the Company made payments related to lease deferrals in fiscal 2021 that were negotiated in fiscal 2020 during the pandemic.

As of July 30, 2022 and July 31, 2021, the weighted-average remaining operating lease term was 4.3 years and 4.6 years, respectively, and the weighted-average discount rate was 5.7% and 6.0%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

For the thirteen and twenty-six weeks ended July 30, 2022 and for the thirteen and twenty-six weeks ended July 31, 2021, the Company did not incur impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2022	15,433
2023	30,299
2024	22,592
2025	15,618
2026	8,973
Thereafter	12,939
Total minimum lease payments	105,854
Less: amount of lease payments representing interest	(12,319)
Present value of future minimum lease payments	93,535
Less: current obligations under leases	(25,244)
Long-term lease obligations	$68,291

As of July 30, 2022, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $2.4 million. These leases are expected to commence in the third quarter of fiscal 2022 with lease terms ranging from one to ten years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 30,	January 29,	July 31,
	2022	2022	2021
Prepaid occupancy (1)	$3,610	$2,656	$1,642
Prepaid taxes (2)	1,355	178	-
Prepaid insurance	878	929	422
Prepaid gift card fees	1,188	1,545	1,168
Prepaid royalties	620	607	226
Other (3)	5,259	7,728	5,383
Total	$12,910	$13,643	$8,841

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	July 30,	January 29,	July 31,
	2022	2022	2021
Entertainment production asset	$1,098	$833	$5,312
Deferred compensation	602	697	1,187
Other (1)	484	546	561
Total	$2,184	$2,076	$7,060

(1)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 30,	January 29,	July 31,
	2022	2022	2021
Accrued wages, bonuses and related expenses	$15,063	$21,688	$14,893
Sales and value added taxes payable	2,266	2,146	3,186
Accrued rent and related expenses (1)	1,295	1,093	1,111
Current income taxes payable	149	616	1,782
Accrued Expense - Other (2)	4,100	-	-
Total	$22,873	$25,543	$20,972

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - Other consists of accrued costs consists of a legal reserve accrual.

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

For the thirteen weeks ended July 30, 2022 and July 31, 2021, selling, general and administrative expense included stock-based compensation expense of $0.6 million and $0.8 million, respectively. For the twenty-six weeks ended July 30, 2022 and July 31, 2021, selling, general, and administrative expense included stock-based compensation expense of $1.3 million and $1.5 million, respectively. As of July 30, 2022, there was $5.6 million of total unrecognized compensation expense related to unvested restricted stock and option awards which is expected to be recognized over a weighted-average period of 2.0 years.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended July 30, 2022:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 29, 2022	318,569	$13.23
Granted	-	-
Exercised	(27,120)	11.57
Forfeited	-	-
Canceled or expired	-	-
Outstanding, July 30, 2022	291,449	$13.39

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended July 30, 2022:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 29, 2022	463,580	$5.43	306,280	$3.56
Granted	82,154	12.48	84,579	18.03
Vested	(257,751)	5.78	(88,721)	5.61
Forfeited	-	-	-	-
Canceled or expired	-	-	(7,090)	5.61
Outstanding, July 30, 2022	287,982	$7.12	295,048	$8.13

The total fair value of shares vested during the twenty-six weeks ended July 30, 2022 and July 31, 2021 was $2.0 million and $1.8 million, respectively.

The outstanding performance shares as of July 30, 2022 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2020 - 2022 consolidated liquidity and strategic performance objectives	89,168
2020 - 2022 consolidated earnings before interest and taxes (EBIT) objectives	68,206
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	63,435
2022 - 2024 consolidated revenue growth objectives	21,145
Performance shares outstanding, July 30, 2022	295,048

7. Income Taxes

The Company's effective tax rate was 23.5% and 22.4% for the thirteen and twenty-six weeks ended July 30, 2022 compared to 27.9% and 24.0% for the thirteen and twenty-six weeks ended July 31, 2021. In the first half of fiscal 2022 and fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the second quarter of fiscal 2022, the Company remains in a full valuation allowance in certain foreign jurisdictions, while in the second quarter of fiscal 2021, the Company was still in a full valuation allowance globally, and it recorded tax expense on the pretax income earned based on its projected current tax expense.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended July 30, 2022 and July 31, 2021 (in thousands):

	For the thirteen weeks ended July 30, 2022					For the thirteen weeks ended July 31, 2021

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$157	$71,962	$(12,452)	$38,872	$98,540	$163	$73,024	$(12,532)	$17,322	$77,977
Shares issued under employee stock plans		272			272					-
Stock-based compensation		379			379		370			370
Other		4		19	23	(3)	3			-
Share Repurchase	(7)	(3,208)		(8,030)	(11,245)					-
Other comprehensive income			67		67			(47)		(47)
Net income				5,829	5,829				6,835	6,835
Balance, ending	$150	$69,409	$(12,385)	$36,690	$93,864	$160	$73,397	$(12,579)	$24,157	$85,135

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the twenty-six weeks ended July 30, 2022 and July 31, 2021 (in thousands):

	For the twenty-six weeks ended July 30, 2022					For the twenty-six weeks ended July 31, 2021

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$162	$75,490	$(12,470)	$30,501	$93,683	$159	$72,822	$(12,615)	$6,942	$67,308
Shares issued under employee stock plans	2	810			812	5	574			579
Stock-based compensation		807			807		921			921
Shares withheld in lieu of tax withholdings	(1)	(2,178)			(2,179)	(1)	(922)			(923)
Other				19	19	(3)	2			(1.00)
Share Repurchase	(12)	(5,521)		(13,850)	(19,383)					-
Other comprehensive income (loss)			85		85			36		36
Net income (loss)				20,020	20,020				17,215	17,215
Balance, ending	$150	$69,409	$(12,385)	$36,690	$93,864	$160	$73,397	$(12,579)	$24,157	$85,135

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

Subsequent to  July 30, 2022 and through August 9, 2022, the Company has utilized $1.3 million in cash to repurchase 80,558 shares under our $25.0 million program that was authorized by its Board of Directors on November 30, 2021, which has resulted in the completion of the $25.0 million stock buyback program.

On August 31, 2022, the Company announced that its Board of Directors authorized a share repurchase program of up to $50.0 million. The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program, which authorizes the Company to repurchase shares through August 31, 2025, does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

9. Income per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
NUMERATOR:
Net income	$5,830	$6,835	$20,020	$17,215

DENOMINATOR:
Weighted average number of common shares outstanding - basic	15,274,770	15,398,406	15,375,250	15,230,215
Dilutive effect of share-based awards:	261,538	713,181	373,808	728,305
Weighted average number of common shares outstanding - dilutive	15,536,308	16,111,587	15,749,058	15,958,520

Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.38	$0.44	$1.30	$1.13
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.38	$0.42	$1.27	$1.08

In calculating the diluted income per share for the thirteen and twenty-six weeks ended July 30, 2022, options to purchase 89,558 and 137,137 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and twenty-six weeks ended July 31, 2021, options to purchase 63,877 and 246,534 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance on  July 30, 2022 and July 31, 2021 was comprised entirely of foreign currency translation. For the thirteen weeks ended July 30, 2022 and July 31, 2021, the Company had no reclassifications out of accumulated other comprehensive income (loss).

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in select countries in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended July 30, 2022
Net sales to external customers	$95,882	$4,054	$749	$100,685
Income before income taxes	$5,410	$1,707	$528	7,645
Capital expenditures	$2,995	$-	$-	2,995
Depreciation and amortization	$2,932	$94	$-	3,026
Thirteen weeks ended July 31, 2021
Net sales to external customers	$91,289	$2,946	$493	$94,728
Income before income taxes	$8,032	$1,348	$93	$9,473
Capital expenditures	$1,062	$-	$-	$1,062
Depreciation and amortization	$2,986	$7	$-	$2,993

Twenty-six weeks ended July 30, 2022
Net sales to external customers	$208,772	$8,340	$1,235	$218,347
Income before income taxes	21,403	3,696	735	25,834
Capital expenditures	4,064	-	-	4,064
Depreciation and amortization	5,964	312	-	6,276
Twenty-six weeks ended July 31, 2021
Net sales to external customers	$180,501	$5,055	$865	$186,421
Income (loss) before income taxes	20,513	2,166	(25)	22,654
Capital expenditures	1,553	-	-	1,553
Depreciation and amortization	6,108	12	-	6,120
Total Assets as of:
July 30, 2022	$258,719	$3,836	$880	$263,435
January 29, 2022	260,526	3,310	2,488	266,324
July 31, 2021	255,700	7,165	1,410	264,275

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 30, 2022
Net sales to external customers	$89,017	$10,908	$760	$100,685
Thirteen weeks ended July 31, 2021
Net sales to external customers	$82,179	$12,095	$454	$94,728

Twenty-six weeks ended July 30, 2022
Net sales to external customers	$192,191	$24,903	$1,253	$218,347
Property and equipment, net	$44,060	$2,629	$-	$46,689
Twenty-six weeks ended July 31, 2021
Net sales to external customers	$167,932	$17,504	$985	$186,421
Property and equipment, net	$44,536	$3,625	$-	$48,161

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the second quarter of fiscal 2022. The Company has applied for permission to appeal to the UK Supreme Court. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of July 30, 2022, the Company had a gross receivable balance of $4.3 million and a reserve of $3.3 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

In  August 2021, a putative class action lawsuit was filed against Build-A-Bear Workshop, Inc. The plaintiff amended the complaint during the Company’s first quarter of fiscal 2022. As amended, the complaint asserts claims under the Telephone Consumer Protection Act (the "TCPA") alleging that the Company continued to send marketing text messages to mobile phone numbers after those numbers had allegedly opted-out of receiving them. Statutory damages under the TCPA are assessed at up to $500 per text message, and up to $1,500 per text message if the violation was knowing or willful. Following a mediation session on August 16, 2022, the Company is continuing preliminary discussions with the plaintiff and an insurance carrier about a possible settlement, which, if finalized, is not expected to result in a significant expense for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, as filed with the SEC, and include the following:

●	the COVID pandemic has had and is expected to continue to have an adverse effect on our business and results of operations through periodic factory closures and other supply chain disruptions;
●	we depend upon the shopping malls and tourist locations in which our corporately-managed stores and third-party retail locations are located to attract guests. Continued or further declines in retail consumer traffic could adversely affect our financial performance and profitability;
●

any continuing or sustained decline in general global economic conditions, caused by the pandemic, inflation, or otherwise, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;

●	consumer interests change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for key products and services;
●	our profitability could be adversely affected by fluctuations in petroleum products prices;
●	our business may be adversely impacted at any time by a variety of significant competitive threats;
●	continuing inflationary pressures may increase supply chain costs, especially freight and fuel costs, and may reduce disposable income for consumers and demand for our products, therefore negatively impacting our sales and profitability;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	failure to successfully execute our omnichannel strategy and the cost of our investments in e-commerce and digital technology may materially adversely affect our financial condition and profitability;
●	we are subject to risks associated with technology and digital operations;
●	if we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store models and formats in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	we may not be able to operate our international corporately-managed locations profitability;
●	we rely on a few global supply chain vendors to supply substantially all of our merchandise, and significant price increases or disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory in our stores;
●	our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade, tariffs and foreign currency fluctuations;

●	if we are unable to effectively manage our international franchises, attract new franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected, and we could be exposed to additional liability;
●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws such as the GDPR or the General Data Protection Regulation, the CCPA or the California Privacy Rights Act (as adopted), the TCPA or the Telephone Consumer Protection Act, or expectations, we could be subject to liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or, misappropriation of their proprietary rights, which could be costly, distract our management and personnel and which could result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, and we may be unable to repurchase shares at all or at the times or in the amounts we desire, or the results of our share repurchase program may not be as beneficial as we would like;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	the market price of our common stock is subject to volatility, which could attract the interest of activist shareholders;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last nearly 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 200 million furry friends made by guests. We are leveraging this brand strength to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via a franchise model, and broaden the consumer base beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. Build-A-Bear's pop-culture and multi-generational appeal have also played a key role in our digital transformation which includes a meaningful e-commerce/omni-channel business that has delivered sustained growth, engaging consumer loyalty program and robust digital marketing and content capabilities with industry-leading partners. As of July 30, 2022, we had 346 corporately-managed stores globally and 6 seasonal locations, 65 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 62 international franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Update

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and e-commerce engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with stores that feature a unique combination of experience and product in which guests can "make their own stuffed animals" by participating in the stuffing, fluffing, dressing, accessorizing, and naming of their teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of licensed properties. Over the last nearly 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity. We believe there are opportunities to leverage this brand strength, pop-culture status and multi-generational appeal and generate incremental revenue and profits through licensing our intellectual properties through content and entertainment development for kids and adults while also offering products at wholesale and in non-plush consumer categories through outbound licensing agreements with leading manufacturers.

.

We believe we have built the infrastructure to respond with greater agility to deal with ongoing and future potential uncertainty and we expect to deliver continued growth in total revenues and profit in fiscal 2022 compared to fiscal 2021. While we believe that we have seen benefits from pandemic-driven factors such as pent-up demand and stimulus packages, we believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases accelerated during the pandemic, are driving improved results, which we expect to continue. We remain focused on our strategic priorities which are centered primarily on three key areas:

•

Further acceleration of a broad-reaching and comprehensive digital transformation including content and entertainment initiatives.We expect to more effectively use our expanded digital capabilities and platforms to inform and drive marketing and content campaigns and deliver personalized experiences and sales messaging. We also plan to expand our addressable market by reaching beyond the core kid base and continue to acquire new tween, teen, and adult consumers by offering unique affinity offerings and expanding purchase occasions. We are in the process of updating our website in the third quarter of fiscal 2022 with a reimagined online guest experience with a goal of driving additional digital demand. We expect to modernize the site, improve efficiency, and optimize organic traffic through leading SEO, or search engine optimization, practices, in order to improve interfaces across all areas of the site including gifting, affinity and the Bear Builder 3D Workshop as well as improve conversion at checkout. In addition, we plan to continue to utilize digital media, content and entertainment as marketing and brand-building tools to engage consumers and create value. Although our first half e-commerce sales were down from the first half of 2021, the results are up 180% compared to the first half of fiscal 2019, which was prior to the implementation of key digital initiatives. The year-over-year decrease in e-commerce sales were impacted by a heavier mix of e-commerce sales relative to brick-and-mortar store sales due to the ongoing impact of the pandemic in 2021 as well as the strong launch of a key licensed product collection in 2021.

•

Continuing to leverage our expanded omnichannel capabilities while further evolving retail experiences and purchase occasions. As of September 1, 2022, 12 new Build-A-Bear Workshop retail locations have been opened demonstrating the progress we are making to reach our goal of opening approximately 20 new locations through a combination of corporately-managed and third-party retail this fiscal year. We expect to finish fiscal 2022 with a net increase in the number of stores in North America inclusive of third-party retail sites and to have fewer locations in Europe. Combined across geographies and business models, we plan to have more total locations at the end of this fiscal year compared to the end of 2021. We have made a concerted effort to shift to non-traditional locations including family-centric tourist sites and now have approximately 35% of total retail locations in non-traditional settings. As consumers have embraced a return to physical and in-person experiences and travel, in general, key metrics in our non-traditional locations have continued to outpace traditional retail locations. We also continue to develop innovative experiences to expand our brand reach. This includes Build-A-Bear vending machines, also known as ATMs or automatic teddy machines. We expect to have approximately 10 machines by the end of this year with more than half of them in airports through our relationship with Hudson Group, a leader in travel retail throughout North America. In addition, 2022 marks the 25th anniversary since Build-A-Bear Workshop was founded and we plan to capitalize on the occasion to create interest, leverage nostalgia and drive incremental purchases.

•

Optimizing our solid financial position including a strong balance sheet to support our business and make strategic investments designed to drive further growth. We plan to maintain disciplined expense management particularly in light of recent inflationary pressures, wage increases and supply chain challenges. We are also focused on ongoing lease negotiations as we continue to evolve our real estate portfolio with new locations, formats and business models. In addition, we expect to continue to strategically manage our capital to support key initiatives and innovative developments designed to deliver long-term profitable growth while returning value to shareholders through actions such as the recent completion of our previous buyback program, and with plans to buyback additional shares through a newly-authorized repurchase program announced in August 2022, which demonstrates the confidence our Board of Directors continues to have in our strategy and future.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Twenty-six weeks ended
	July 30, 2022				July 31, 2021
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	306	39	-	345	305	48	1	354
Opened	2	-	-	2	2	-	-	2
Closed	(1)	-	-	(1)	(2)	(1)	(1)	(4)
End of period	307	39	-	346	305	47	-	352

As of July 30, 2022, 45% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of July 30, 2022, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 10 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021
Beginning of period	72	71
Opened	4	5
Closed	(14)	(2)
End of period	62	74

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Revenues:
Net retail sales	95.3%	96.4%	95.6%	96.8%
Commercial revenue	4.0	3.1	3.8	2.7
International franchising	0.7	0.5	0.6	0.5
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	50.5	46.7	48.9	47.0
Cost of merchandise sold - commercial (1)	48.1	43.7	46.7	43.3
Cost of merchandise sold - international franchising (1)	58.3	74.0	58.7	73.2
Total cost of merchandise sold	50.4	46.8	48.8	47.0
Consolidated gross profit	49.6	53.2	51.2	53.0
Selling, general and administrative	42.0	43.2	39.3	40.9
Interest expense, net	0.0	0.0	0.0	0.0
Income before income taxes	7.6	10.0	11.8	12.2
Income tax expense	1.8	2.8	2.7	2.9
Net income	5.8	7.2	9.2	9.2

Retail Gross Margin (2)	49.5%	53.3%	51.1%	53.0%

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

Thirteen weeks ended July 30, 2022 compared to thirteen weeks ended July 31, 2021

Total revenues. Consolidated revenues increased 6.3%, primarily driven by an 8.3% increase in North America and partially offset by a  9.8% decrease in Europe. The overall revenue growth was primarily driven by increased retail transactions in North American brick and mortar stores which had a significant increase in consumer traffic, as well as increases in the commercial and international franchising segments' revenue.

Net retail sales for the thirteen weeks ended July 30, 2022 were $95.9 million, compared to $91.3 million for the thirteen weeks ended July 31, 2021, an increase of $4.6 million, or 5.0%, compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirteen weeks ended
July 30, 2022
Impact from:
Existing stores	$7,997
Digital sales	(2,141)
New stores	814
Store closures	(1,635)
Gift card breakage	242
Foreign currency translation	(1,514)
Other	830
Total Change	$4,593

The retail revenue increase was primarily the result of an increase in demand for our product and in-person interactive experience (partially offset by a decrease in digital sales), select strategic price increases, and lower promotional activity. The negative foreign currency translation effect is due to the British Pound weakening against the US Dollar during the fiscal 2022 second quarter. This negative foreign currency effect has, in turn, decreased European revenue compared to the fiscal 2021 second quarter.

Commercial revenue was $4.1 million for the thirteen weeks ended July 30, 2022 compared to $2.9 million for the thirteen weeks ended July 31, 2021. The $1.2 million increase is primarily the result of increased sales volume from our commercial accounts through our third-party retail model.

International franchising revenue was $0.7 million for the thirteen weeks ended July 30, 2022 compared to $0.5 million for the thirteen weeks ended July 31, 2021. The $0.2 million increase is primarily due to having fewer temporary franchisee store closures in 2022 compared to the same period in 2021.

Retail gross margin. Retail gross margin dollars decreased $1.1 million to $47.5 million from $48.6 million for the thirteen weeks ended July 31, 2021. The retail gross margin rate decreased 380 basis points compared to the prior year primarily driven by an increase in inflationary pressures mostly shown in significant freight increases, while being partially offset by increased leverage of fixed occupancy and distribution costs driven by higher sales.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $42.3 million, or 42.0% of consolidated revenue, for the thirteen weeks ended July 30, 2022, compared to $40.9 million, or 43.2% of consolidated revenue, for the thirteen weeks ended July 31, 2021. The increase in overall expense was driven by higher store labor costs to service the increased sales demand within the quarter. Additionally, the change reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend.

Interest expense. Interest expense was $3,000 for the thirteen weeks ended July 30, 2022 compared to interest expense of $8,000 for the thirteen weeks ended July 31, 2021, resulting in an immaterial difference.

Provision for income taxes. Income tax expense was $1.8 million with a tax rate of 23.5% for the thirteen weeks ended July 30, 2022 as compared to $2.6 million with a tax rate of 27.9% for the thirteen weeks ended July 31, 2021. In the second quarter of fiscal 2022 and fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the second quarter of fiscal 2022, the Company remains in a full valuation allowance in certain foreign jurisdictions, while in the second quarter of fiscal 2021, the Company was still in a full valuation allowance globally, and it recorded tax expense on the pretax income earned based on its projected current tax expense.

Twenty-six weeks ended July 30, 2022 compared to twenty-six weeks ended July 31, 2021

Total revenues. Consolidated revenues increased 17.1%, primarily driven by a 14.4% increase in North America and partially offset by a 1.1% decrease in Europe. The overall revenue growth was primarily driven by increased retail transactions in brick and mortar stores which benefitted from higher consumer traffic, as well as an increase in the commercial and international franchising segments' revenue.

Net retail sales for the twenty-six weeks ended July 30, 2022 were $208.8 million, compared to $180.5 million for the twenty-six weeks ended July 31, 2021, an increase of $28.3 million, or 15.7%, compared to the prior year period. The components of this increase are as follows (dollars in millions):

Twenty-six weeks ended
July 30, 2022
Impact from:
Existing stores	$31,083
Digital sales	(1,777)
New stores	1,779
Store closures	(2,450)
Gift card breakage	644
Foreign currency translation	(1,783)
Other	775
Total Change	$28,271

The retail revenue increase was primarily the result of an increase in demand for our product and in-person interactive experience (partially offset by a decrease in digital sales), select strategic price increases, and lower promotional activity. The negative foreign currency translation effect is due to the British Pound weakening against the US Dollar during the fiscal 2022 first half.

Commercial revenue was $8.3 million for the twenty-six weeks ended July 30, 2022 compared to $5.1 million for the twenty-six weeks ended July 31, 2021. The $3.2 million increase is primarily the result of increased sales volume from our commercial accounts through our third-party retail model.

International franchising revenue was $1.2 million for the twenty-six weeks ended July 30, 2022 compared to $0.9 million for the twenty-six weeks ended July 31, 2021. The $0.3 million increase is primarily due to having fewer temporary store closures in 2022 compared to the same period in 2021.

Retail gross margin. Retail gross margin dollars increased $11.1 million to $106.8 million from $95.7 million for the twenty-six weeks ended July 31, 2021. The retail gross margin rate decreased 190 basis points compared to the prior year primarily driven by an increase in inflationary pressures mostly shown in significant freight increases, while being partially offset by increased leverage of fixed occupancy and distribution costs driven by higher sales.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $85.9 million, or 39.3% of consolidated revenue, for the twenty-six weeks ended July 30, 2022, compared to $76.2 million, or 40.9% of consolidated revenue, for the twenty-six weeks ended July 31, 2021. The increase in overall expense was driven by higher store labor costs to service the increased retail sales demand for the year to date. Additionally, the change reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend.

Interest expense. Interest expense was $22,000 for the twenty-six weeks ended July 30, 2022 compared to interest expense of  $13,000 for the twenty-six weeks ended July 31, 2021, resulting in an immaterial difference.

Provision for income taxes. Income tax expense was $5.8 million with a tax rate of 22.4% for the twenty-six weeks ended July 30, 2022 as compared to $5.4 million with a tax rate of 24.0% for the twenty-six weeks ended July 31, 2021. In the first half of fiscal 2022 and fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the first half of fiscal 2022, the Company remains in a full valuation allowance in certain foreign jurisdictions, while in the first half of fiscal 2021, the Company was still in a full valuation allowance globally, and it recorded tax expense on the pretax income earned based on its projected current tax expense.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions (including as a result of the pandemic) and consumer spending patterns; (2) changes in store operations in response to the pandemic apart from its effect on the general economy, including temporary store closures required by local governments; (3) increases or decreases in our existing store and e-commerce sales; (4) fluctuations in the profitability of our stores; (5) the timing and frequency of the sales of licensed products tied to major theatrical releases (including the cancellation or delay of such releases due to the pandemic or other external factors) and our marketing initiatives, including national media and other public relations events; (6) changes in foreign currency exchange rates; (7) the timing of new store openings, closings, relocations and remodeling and related expenses; (8) changes in consumer preferences; (9) the effectiveness of our inventory management; (10) the actions of our competitors or mall anchors and co-tenants; (11) seasonal shopping patterns and holiday and vacation schedules; (12) disruptions in store operations due to civil unrest; and (13) weather conditions.

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

Liquidity and Capital Resources

As of July 30, 2022, we had a consolidated cash balance of $14.4 million, 48% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Twenty-six weeks ended
	July 30,	July 31,
	2022	2021
Net cash provided by operating activities	$6,690	$18,394
Net cash used in investing activities	(4,064)	(1,553)
Net cash used in financing activities	(21,540)	(625)
Effect of exchange rates on cash	506	80
Increase (decrease) in cash, cash equivalents, and restricted cash	$(18,408)	$16,296

Operating Activities. Cash provided by operating activities decreased $11.7 million for the twenty-six weeks ended July 30, 2022, as compared to the twenty-six weeks ended July 31, 2021. This decrease in cash from operating activities was primarily driven by an increase in cash spent on inventory purchases, as we proactively and strategically accelerated the timing of our order placement to mitigate the continuing inflationary pressures that were experienced in the fiscal 2022 first half, offset by increased sales volume, resulting in higher net income.

Investing Activities. Cash used in investing activities increased $2.5 million for the twenty-six weeks ended July 30, 2022 as compared to the twenty-six weeks ended July 31, 2021. This increase in cash used in investing activities was primarily driven by an increase in spending on capital expenditures related to IT projects and new store openings.

Financing Activities. Cash used in financing activities increased $20.9 million for the twenty-six weeks ended July 30, 2022, as compared to the twenty-six weeks ended July 31, 2021. This increase in cash used in financing activities was driven primarily by repurchases of our common stock for $19.4 million in the first half of fiscal 2022.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. Borrowings under the agreement bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of July 30, 2022, our borrowing base was $25.0 million. As a result of a $500,000 letter of credit against the line of credit at the end of the fiscal 2021 second quarter, approximately $24.5 million was available for borrowing. We had no outstanding borrowings as of July 30, 2022.

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

Our leases in the U.K. and Ireland typically have terms of ten years and generally contain a provision whereby every fifth year the rental rate can be adjusted upward to reflect the current market rates if they have increased. The leases typically provide the lessee with the first right for renewal at the end of the lease term. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are invoiced monthly or quarterly and paid in advance.

Capital spending through the twenty-six weeks ended July 30, 2022 totaled $4.1 million for IT projects and new store openings, and we expect to spend approximately $10 to $15 million on capital expenditures in fiscal 2022.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of July 30, 2022, we had purchase obligations totaling approximately $94.6 million, of which $25.5 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

As of July 30, 2022, we have utilized $11.2 million in cash to repurchase 700,720 shares in the thirteen weeks ended July 30, 2022 and utilized $19.4 million in cash to repurchase 1,196,568 shares in the twenty-six weeks ended July 30, 2022. On August 9, 2022, we completed the $25.0 million stock buyback plan that was approved by the Board of Directors on November 30, 2021. Our execution of the buyback plan resulted in repurchasing nearly 10% of the shares outstanding at the end of the fiscal 2021 third quarter.

On August 31, 2022 we announced that our Board of Directors authorized a share repurchase program of up to $50.0 million. The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through August 31, 2025, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. We believe that the multi-year, multi-million dollar share buy-back program is reflective of the strong confidence that the Board of Directors has in the future of the Company.

Off-Balance Sheet Arrangements

None.

Inflation

The impact of inflation on the Company's business operations was seen throughout fiscal 2021 and began to have an adverse impact on our business in the second quarter of fiscal 2022, mainly in freight and other supply chain related costs. Freight expenses have continued to negatively impact our gross margin, with approximately $3.8 million in incremental freight expenses in the fiscal 2022 second quarter alone. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products, accelerated purchases of inventory, and leveraging occupancy and distribution costs. We expect the inflationary pressures experienced in the second quarter of fiscal 2022 to continue into the rest of fiscal 2022. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2022 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current China-Taiwan conflict. We cannot provide an estimate or range of impact that such inflations may have our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates due to the need to maintain higher inventory reserves.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 30, 2022, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2022 - May 28, 2022	98,999	$16.53	98,999	$10,882,290
May 29, 2022 - July 2, 2022	-	-	-	10,882,290
July 3, 2022 - July 30, 2022	601,721	15.95	601,721	1,287,745
Total	700,720	$16.03	700,720	$1,287,745

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

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

Date: September 8, 2022

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)