Form 10-Q
period 2022-10-29
BUILD-A-BEAR WORKSHOP INC
filed 2022-12-08
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2022

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

As of December 5, 2022, there were 14,750,444 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	October 29,	January 29,	October 30,
	2022	2022	2021
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,023	$32,845	$48,501
Inventories, net	88,339	71,809	61,912
Receivables, net	15,894	11,701	12,788
Prepaid expenses and other current assets	10,379	13,643	11,186
Total current assets	126,635	129,998	134,387

Operating lease right-of-use asset	76,236	77,671	86,888
Property and equipment, net	46,264	48,966	48,221
Deferred Tax Assets	7,561	7,613	-
Other assets, net	3,105	2,076	2,502
Total Assets	$259,801	$266,324	$271,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,514	$21,849	$25,830
Accrued expenses	25,764	25,543	20,378
Operating lease liability short term	27,644	25,245	26,815
Gift cards and customer deposits	18,287	20,937	18,197
Deferred revenue and other	5,713	3,808	2,690
Total current liabilities	96,922	97,382	93,910

Operating lease liability long term	64,212	73,307	82,700
Other long-term liabilities	1,569	1,952	2,324

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at October 29, 2022, January 29, 2022 and October 30, 2021	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,718,368, 16,146,332, and 16,297,362 shares, respectively	147	162	163
Additional paid-in capital	68,422	75,490	75,316
Accumulated other comprehensive loss	(12,336)	(12,470)	(12,495)
Retained earnings	40,865	30,501	30,080
Total stockholders' equity	97,098	93,683	93,064
Total Liabilities and Stockholders' Equity	$259,801	$266,324	$271,998

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Revenues:
Net retail sales	$99,229	$91,551	$308,001	$272,052
Commercial revenue	4,125	2,749	12,464	7,804
International franchising	1,126	839	2,362	1,704
Total revenues	104,480	95,139	322,827	281,560

Costs and expenses:
Cost of merchandise sold - retail	47,354	43,918	149,341	128,688
Cost of merchandise sold - commercial	1,929	1,060	5,824	3,250
Cost of merchandise sold - international franchising	867	547	1,593	1,180
Total cost of merchandise sold	50,150	45,525	156,758	133,118
Consolidated gross profit	54,330	49,614	166,069	148,442
Selling, general and administrative expense	44,436	41,709	130,320	117,870
Interest expense (income), net	6	(2)	27	11
Income before income taxes	9,888	7,907	35,722	30,561
Income tax expense	2,433	1,984	8,247	7,423
Net income	$7,455	$5,923	$27,475	$23,138

Foreign currency translation adjustment	49	84	134	120
Comprehensive income	$7,504	$6,007	$27,609	$23,258

Income per common share:
Basic	$0.51	$0.38	$1.82	$1.51
Diluted	$0.51	$0.36	$1.78	$1.44

Shares used in computing common per share amounts:
Basic	14,542,947	15,578,389	15,097,816	15,345,420
Diluted	14,760,586	16,236,901	15,412,130	16,042,947

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	October 29,	October 30,
	2022	2021

Cash flows provided by operating activities:
Net income	$27,475	$23,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,295	9,152
Share-based and performance-based stock compensation	1,924	2,097
Impairment of right-of-use assets and fixed assets	20	-
Provision/adjustments for doubtful accounts	(154)	150
Loss on disposal of property and equipment	108	38
Deferred Taxes	16	-
Change in assets and liabilities:
Inventories, net	(18,134)	(14,992)
Receivables, net	(4,343)	(4,627)
Prepaid expenses and other assets	1,354	215
Accounts payable and accrued expenses	(914)	9,209
Operating leases	(4,771)	(6,547)
Gift cards and customer deposits	(2,573)	(841)
Deferred revenue	1,944	243
Net cash provided by operating activities	11,247	17,235
Cash flows used in investing activities:
Capital expenditures	(6,752)	(4,644)
Net cash used in investing activities	(6,752)	(4,644)
Cash flows (used in) provided by financing activities:
Proceeds from the exercise of employee equity awards, net of tax	(1,671)	924
Cash dividends paid on vested participating securities	(292)	-
Purchases of Company’s common stock	(24,172)	-
Net cash (used in) provided by financing activities	(26,135)	924
Effect of exchange rates on cash	818	146
(Decrease) increase in cash, cash equivalents, and restricted cash	(20,822)	13,661
Cash, cash equivalents and restricted cash, beginning of period	32,845	34,840
Cash, cash equivalents and restricted cash, end of period	$12,023	$48,501

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$11,582	$46,804
Restricted cash from long-term deposits	$441	$1,697
Total cash, cash equivalents and restricted cash	$12,023	$48,501

Net cash paid during the period for income taxes	$7,451	$9,236

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

2. Revenue

Currently, most of the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 95% of consolidated revenue for the third quarter of fiscal 2022. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

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

For the Company’s gift cards, revenue, including any related gift card discounts, is deferred for single transactions until redemption . Historically, three-quarters of gift cards are redeemed within three years of issuance and over the last three years, approximately 60% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption period using an estimated breakage rate based on historical experience. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

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

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certifications monthly for those loyalty program members who have earned 100 or more points in the previous month in North America and 50 points or more in the U.K. with certifications historically expiring in six months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen and thirty-nine weeks ended October 29, 2022 are not material to the financial statements.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021

Operating lease costs	8,905	8,537	25,874	25,849
Variable lease costs (1)	2,039	1,596	6,228	3,762
Short term lease costs	19	16	46	46
Total Operating Lease costs	$10,963	$10,149	$32,148	$29,657

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating cash flows for operating leases	9,497	10,817	27,772	33,289

Operating cash flows for operating leases for the third quarter and year-to-date fiscal 2022 decreased from the operating cash flows for operating leases for the same periods in fiscal 2021, which is expected to continue for the remainder of fiscal 2022, as the Company made payments related to lease deferrals in fiscal 2021 that were negotiated in fiscal 2020 during the pandemic.

As of October 29, 2022 and October 30, 2021, the weighted-average remaining operating lease term was 4.1 years and 4.5 years, respectively, and the weighted-average discount rate was 5.8% and 6.0%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

For the thirteen and thirty-nine weeks ended October 29, 2022 the Company incurred immaterial right-of-use asset impairment charges. For the thirteen and thirty-nine weeks ended October 30, 2021, the Company did not incur impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2022	7,013
2023	33,615
2024	24,635
2025	15,993
2026	9,264
Thereafter	12,967
Total minimum lease payments	103,487
Less: amount of lease payments representing interest	11,631
Present value of future minimum lease payments	91,856
Less: current obligations under leases	(27,644)
Long-term lease obligations	$64,212

As of October 29, 2022, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $4.8 million. These leases are expected to commence in the fourth quarter of fiscal 2022 with lease terms of ten years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 29,	January 29,	October 30,
	2022	2022	2021
Prepaid occupancy (1)	$2,630	$2,656	$2,345
Prepaid taxes (2)	213	178	2,190
Prepaid insurance	206	929	88
Prepaid gift card fees	1,202	1,545	1,142
Prepaid royalties	493	607	219
Other (3)	5,635	7,728	5,202
Total	$10,379	$13,643	$11,186

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	October 29,	January 29,	October 30,
	2022	2022	2021
Entertainment production asset	$2,126	$833	$771
Deferred compensation	544	697	1,204
Other (1)	435	546	527
Total	$3,105	$2,076	$2,502

(1)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 29,	January 29,	October 30,
	2022	2022	2021
Accrued wages, bonuses and related expenses	$17,174	$21,688	$16,851
Sales and value added taxes payable	2,209	2,146	2,254
Accrued rent and related expenses (1)	899	1,093	890
Current income taxes payable	1,382	616	383
Accrued Expense - Other (2)	4,100	-	-
Total	$25,764	$25,543	$20,378

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - Other consists of accrued costs consists of a legal reserve accrual.

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

For the thirteen weeks ended October 29, 2022 and October 30, 2021, selling, general and administrative expense included stock-based compensation expense of $0.6 million and $0.6 million, respectively. For the thirty-nine weeks ended October 29, 2022 and October 30, 2021, selling, general, and administrative expense included stock-based compensation expense of $1.9 million and $2.1 million, respectively. As of October 29, 2022, there was $3.6 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended October 29, 2022:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 29, 2022	318,569	$13.23
Granted	-	-
Exercised	(49,715)	10.22
Forfeited	-	-
Canceled or expired	-	-
Outstanding, October 29, 2022	268,854	$13.79

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirty-nine weeks ended October 29, 2022:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 29, 2022	463,580	$5.43	306,280	$3.56
Granted	82,154	18.29	84,579	18.03
Vested	(257,751)	5.78	(88,721)	5.61
Forfeited	-	-	-	-
Canceled or expired	-	-	(7,090)	5.61
Outstanding, October 29, 2022	287,982	$8.78	295,048	$8.13

The total fair value of shares vested during the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was $2.0 million and $2.2 million, respectively.

The outstanding performance shares as of October 29, 2022 consist of the following:

Performance Shares

Unearned shares subject to performance-based restrictions at target:
2020 - 2022 consolidated liquidity and strategic performance objectives	89,168
2020 - 2022 consolidated earnings before interest and taxes (EBIT) objectives	68,206
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	63,435
2022 - 2024 consolidated revenue growth objectives	21,145
Performance shares outstanding, October 29, 2022	295,048

7. Income Taxes

The Company's effective tax rate was 24.6% and 23.1% for the thirteen and thirty-nine weeks ended October 29, 2022 compared to 25.1% and 24.3% for the thirteen and thirty-nine weeks ended October 30, 2021. The 2022 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, the Company remains in a full valuation allowance in certain foreign jurisdictions. The 2021 effective rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, while the Company was still in a full valuation allowance globally, it recorded tax expense on the pretax income earned based on its projected current tax expense.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended October 29, 2022 and October 30, 2021 (in thousands):

	For the thirteen weeks ended October 29, 2022					For the thirteen weeks ended October 30, 2021

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$150	$69,409	$(12,385)	$36,690	$93,864	$160	$73,397	$(12,579)	$24,157	$85,135
Shares issued under employee stock plans		194			194	3	2,265			2,268
Stock-based compensation		368			368		372			372
Shares withheld in lieu of tax withholdings					-	(1)	(718)			(719)
Share Repurchase	(3)	(1,553)		(3,233)	(4,789)					-
Other		4		(47)	(43)	1				1
Other comprehensive income			49		49			84		84
Net income				7,455	7,455				5,923	5,923
Balance, ending	$147	$68,422	$(12,336)	$40,865	$97,098	$163	$75,316	$(12,495)	$30,080	$93,064

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 (in thousands):

	For the thirty-nine weeks ended October 29, 2022					For the thirty-nine weeks ended October 30, 2021

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$162	$75,490	$(12,470)	$30,501	$93,683	$159	$72,822	$(12,615)	$6,942	$67,308
Shares issued under employee stock plans	2	1,004			1,006	8	2,838			2,846
Stock-based compensation		1,175			1,175		1,293			1,293
Shares withheld in lieu of tax withholdings	(1)	(2,178)			(2,179)	(2)	(1,640)			(1,642)
Share Repurchase	(16)	(7,073)		(17,083)	(24,172)					-
Other		4		(28)	(24)	(2)	3			1
Other comprehensive income			134		134			120		120
Net income				27,475	27,475				23,138	23,138
Balance, ending	$147	$68,422	$(12,336)	$40,865	$97,098	$163	$75,316	$(12,495)	$30,080	$93,064

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

During the third quarter of fiscal 2022, the Company utilized $1.3 million in cash to repurchase 80,558 shares under its $25.0 million program that was authorized by its Board of Directors on November 30, 2021, which resulted in the completion of that $25.0 million stock buyback program.

On August 31, 2022, the Company announced that its Board of Directors authorized a share repurchase program of up to $50.0 million. The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program, which authorizes the Company to repurchase shares through August 31, 2025, does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. As of October 29, 2022, the Company has utilized $3.5 million in cash to repurchase 256,377 shares under this new share repurchase program.

9. Income per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
NUMERATOR:
Net income	$7,455	$5,923	$27,475	$23,138

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,542,947	15,578,389	15,097,816	15,345,420
Dilutive effect of share-based awards:	217,639	658,512	314,314	697,527
Weighted average number of common shares outstanding - dilutive	14,760,586	16,236,901	15,412,130	16,042,947

Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.51	$0.38	$1.82	$1.51
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.51	$0.36	$1.78	$1.44

In calculating the diluted income per share for the thirteen and thirty-nine weeks ended October 29, 2022, options to purchase 90,710 and 106,770 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine weeks ended October 30, 2021, options to purchase 52,812 and 242,445 shares of common stock, respectively, that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance on  October 29, 2022 and October 30, 2021 was comprised entirely of foreign currency translation. For the thirteen weeks ended October 29, 2022 and October 30, 2021, the Company had no reclassifications out of accumulated other comprehensive income (loss).

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended October 29, 2022
Net sales to external customers	$99,229	$4,125	$1,126	$104,480
Income before income taxes	7,771	2,009	108	9,888
Capital expenditures	2,685	-	-	2,685
Depreciation and amortization	2,924	95	-	3,019
Thirteen weeks ended October 30, 2021
Net sales to external customers	$91,551	$2,749	$839	$95,139
Income before income taxes	7,011	561	335	7,907
Capital expenditures	3,091	-	-	3,091
Depreciation and amortization	3,021	11	-	3,032

Thirty-nine weeks ended October 29, 2022
Net sales to external customers	$308,001	$12,465	$2,361	$322,827
Income before income taxes	29,174	5,705	843	35,722
Capital expenditures	6,752	-	-	6,752
Depreciation and amortization	8,888	407	-	9,295
Thirty-nine weeks ended October 30, 2021
Net sales to external customers	$272,052	$7,804	$1,704	$281,560
Income (loss) before income taxes	27,524	2,727	310	30,561
Capital expenditures	4,644	-	-	4,644
Depreciation and amortization	9,129	23	-	9,152
Total Assets as of:
October 29, 2022	$253,595	$5,045	$1,161	$259,801
January 29, 2022	260,526	3,310	2,488	266,324
October 30, 2021	261,980	6,551	3,467	271,998

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 29, 2022
Net sales to external customers	$90,515	$12,851	$1,114	$104,480
Thirteen weeks ended October 30, 2021
Net sales to external customers	$79,576	$14,753	$810	$95,139

Thirty-nine weeks ended October 29, 2022
Net sales to external customers	$282,706	$37,754	$2,367	$322,827
Property and equipment, net	$43,898	$2,366	$-	$46,264
Thirty-nine weeks ended October 30, 2021
Net sales to external customers	$247,508	$32,257	$1,795	$281,560
Property and equipment, net	$44,874	$3,347	$-	$48,221

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. The Company has applied for permission to appeal to the UK Supreme Court. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of October 29, 2022, the Company had a gross receivable balance of $4.1 million and a reserve of $3.2 million, leaving a net receivable of $0.9 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

In  August 2021, a putative class action lawsuit was filed against Build-A-Bear Workshop, Inc. The plaintiff amended the complaint during the Company’s first quarter of fiscal 2022. As amended, the complaint asserts claims under the Telephone Consumer Protection Act (the "TCPA") alleging that the Company continued to send marketing text messages to mobile phone numbers after those numbers had allegedly opted-out of receiving them. Statutory damages under the TCPA are assessed at up to $500 per text message, and up to $1,500 per text message if the violation was knowing or willful. The Company has reached a tentative settlement with the Plaintiff and an insurance carrier which, if approved by the Court, is not expected to result in a significant expense for the Company.

13. Subsequent Events

On November 21, 2022, Build-A-Bear Workshop, Inc. (the “Company”), as borrowing agent; Build-A-Bear Retail Management, Inc., together with the Company, as borrowers (collectively, the “Borrowers”); and Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services, LLC and Build-A-Bear Workshop Canada, Ltd. (collectively, the “Guarantors”); entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) with the lenders party thereto (the “Lenders”); and PNC Bank, National Association, as agent for Lenders (in such capacity, “Agent”). The Second Amendment amended the Revolving Credit and Security Agreement, dated as of August 25, 2020 (the “Original Credit Agreement”), as amended by the First Amendment, dated as of December 17, 2021 (the “First Amendment”, and together with the Original Credit Agreement and the Second Amendment, the “Credit Agreement”), among the Company, the Borrowers, the Guarantors, the Lenders, and the Agent.

In light of the upcoming cessation of LIBOR, the Second Amendment (i) changed the interest calculation from a LIBOR based reference rate to secured overnight financing rate (“SOFR”) based reference rate, (ii) updated the mechanics to use a future reference rate in the event that SOFR is no longer available, (iii) updated various provisions regarding compliance with sanctions and anti-money laundering laws, and (iv) implemented certain other technical amendments.

As a result, any borrowings under the Credit Agreement will bear interest by reference to, at the Borrower’s option, either (a) a base rate determined under the Credit Agreement, or (b) at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the Credit Agreement, as such rates and floor were reduced by the First Amendment.

At the closing date of the Second Amendment, the Borrowers had a $500,000 letter of credit issued and no outstanding indebtedness under the Credit Agreement and the Company is currently in compliance with the Credit Agreement covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, as filed with the SEC, and include the following:

●	the COVID pandemic has had and is expected to continue to have an adverse effect on our business and results of operations through periodic factory closures, and other supply chain disruptions;
●	we depend upon the shopping malls and tourist locations in which our corporately-managed stores and third-party retail locations are located to attract guests. If continued volatility leads to a decline in retail consumer traffic, it could adversely affect our financial performance and profitability;
●

any continuing or sustained decline in general global economic conditions, caused by the pandemic, inflation, or otherwise, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;

●	consumer interests change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for key products and services;
●	our profitability could be adversely affected by fluctuations in petroleum products prices;
●	our business may be adversely impacted at any time by a variety of significant competitive threats;
●	continuing inflationary pressures may increase supply chain costs, especially freight and fuel costs, and may reduce disposable income for consumers and demand for our products, therefore negatively impacting our sales and profitability;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	failure to successfully execute our omnichannel strategy and the cost of our investments in e-commerce and digital technology may materially adversely affect our financial condition and profitability;
●	we are subject to risks associated with technology and digital operations;
●	if we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store models and formats in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	we may not be able to operate our international corporately-managed locations profitability;
●	we rely on a few global supply chain vendors to supply substantially all of our merchandise, and significant price increases or disruption in their ability to deliver merchandise could harm our ability to source products and supply inventory in our stores;
●	our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade, tariffs and foreign currency fluctuations;

●	if we are unable to effectively manage our international franchises, attract new franchises or if the laws relating to our international franchises change, our growth and profitability could be adversely affected, and we could be exposed to additional liability;
●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. For example, a putative class action lawsuit was filed against us asserting claims under the Telephone Consumer Protection Act (the "TCPA") alleging that we continued to send marketing text messages to mobile phone numbers after those numbers had allegedly opted-out of receiving them. If we improperly obtain or are unable to protect our data or violate privacy or security laws such as the GDPR or the General Data Protection Regulation, the CCPA or the California Privacy Rights Act (as adopted), the TCPA, or expectations, we could be subject to additional lawsuits and liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or, misappropriation of their proprietary rights, which could be costly, distract our management and personnel and which could result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, and we may be unable to repurchase shares at all or at the times or in the amounts we desire, or the results of our share repurchase program may not be as beneficial as we would like;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	the market price of our common stock is subject to volatility, which could attract the interest of activist shareholders;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last nearly 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 200 million furry friends made by guests. We are leveraging this brand strength to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via a franchise model, and broaden the consumer base beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. Build-A-Bear's pop-culture and multi-generational appeal have also played a key role in our digital transformation which includes a meaningful e-commerce/omni-channel business that has delivered sustained growth, engaging consumer loyalty program and robust digital marketing and content capabilities with industry-leading partners. As of October 29, 2022, we had 347 corporately-managed stores globally and 3 seasonal locations, 65 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 66 international franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Update

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and e-commerce engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with stores that feature a unique combination of experience and product in which guests can "make their own stuffed animals" by participating in the stuffing, fluffing, dressing, accessorizing, and naming of their teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of licensed properties. Over the last 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity. We believe there are opportunities to leverage this brand strength, pop-culture status and multi-generational appeal and generate incremental revenue and profits through licensing our intellectual properties through content and entertainment development for kids and adults while also offering products at wholesale and in non-plush consumer categories through outbound licensing agreements with leading manufacturers.

In the second and third quarters of fiscal 2022, we experienced unfavorable foreign currency effects due to the British Pound weakening against the U.S. Dollar. This unfavorable effect negatively impacted European revenue compared to the fiscal 2021 second and third quarters. We anticipate this unfavorable effect to continue at least into the fourth quarter of fiscal 2022.

We believe we have built the infrastructure to respond with greater agility to deal with ongoing and future potential uncertainty and we expect to deliver continued growth in total revenues and profit in fiscal 2022 compared to fiscal 2021. While we believe that we have seen benefits from pandemic-driven factors such as pent-up demand and stimulus packages, we believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases accelerated during the pandemic, are driving improved results, which we expect to continue. We remain focused on our strategic priorities which are centered primarily on three key areas:

•

Further acceleration of a broad-reaching and comprehensive digital transformation including content and entertainment initiatives.We expect to more effectively use our expanded digital capabilities and platforms to inform and drive marketing and content campaigns and deliver personalized experiences and sales messaging. We also plan to expand our addressable market by reaching beyond the core kid base and continue to acquire new tween, teen, and adult consumers by offering unique affinity offerings and expanding purchase occasions. We prepared for and launched the planned updated mobile-first version of our e-commerce site with extended A/B testing and algorithm refinements being made throughout the period on multiple points from the landing page to checkout. While some sales disruption is expected during this type of upgrade, we saw a greater than planned decline in digital demand in the quarter, which could also be related to what seems to be a macro consumer trend back to in-person shopping, simply shifting some of our demand to our retail locations given the strength of our total sales growth in the quarter. However, our most recent e-commerce trends have shown improvement and have returned to a positive trend in the current fourth quarter. In addition, we plan to continue to utilize digital media, content and entertainment as marketing and brand-building tools to engage consumers and create value. Although our third quarter e-commerce sales were down from the third quarter of 2021, the results are up 105% compared to the third quarter of fiscal 2019, which was prior to the implementation of key digital initiatives. The year-over-year decrease in e-commerce sales were impacted by a heavier mix of e-commerce sales relative to brick-and-mortar store sales due to the ongoing impact of the pandemic in 2021 as well as the strong launch of a key licensed product collection in 2021.

•

Continuing to leverage our expanded omnichannel capabilities while further evolving retail experiences and purchase occasions. As of October 29, 2022, 23 new Build-A-Bear Workshop retail locations have been opened demonstrating the progress we have made exceeding our goal of opening approximately 20 new locations through a combination of corporately-managed and third-party retail this fiscal year. We expect to finish fiscal 2022 with a net increase in the number of stores in North America inclusive of third-party retail sites and to have fewer locations in Europe. Combined across geographies and business models, we plan to have more total locations at the end of this fiscal year compared to the end of 2021. We have made a concerted effort to shift to non-traditional locations including family-centric tourist sites and now have approximately 35% of total retail locations in non-traditional settings. As consumers have embraced a return to physical and in-person experiences and travel, in general, key metrics in our non-traditional locations have continued to outpace traditional retail locations. We also continue to develop innovative experiences to expand our brand reach. This includes Build-A-Bear vending machines, also known as ATMs or automatic teddy machines. We expect to have approximately 10 ATMs by the end of this year with more than half of them in airports through our relationship with Hudson Group, a leader in travel retail throughout North America. In addition, 2022 marks the 25th anniversary since Build-A-Bear Workshop was founded and we plan to capitalize on the occasion to create interest, leverage nostalgia and drive incremental purchases.

•

Optimizing our solid financial position including a strong balance sheet to support our business and make investments aligned with the strategy outlined above. We plan to maintain disciplined expense management particularly in light of recent inflationary pressures, wage increases and supply chain challenges. We are also focused on ongoing lease negotiations as we continue to evolve our real estate portfolio with new locations, formats and business models. In addition, we expect to continue to strategically manage our capital to support key initiatives and innovative developments designed to deliver long-term profitable growth while returning value to shareholders through actions such as the recent completion of the share repurchase program that was adopted in November 2021, and with plans to buyback additional shares through a newly-authorized share repurchase program announced in August 2022, which demonstrates the confidence our Board of Directors continues to have in our strategy and future.

Retail Stores:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America, Europe and Asia for the periods presented:

	Thirty-nine weeks ended
	October 29, 2022				October 30, 2021
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Beginning of period	305	41	-	346	305	48	1	354
Opened	8	-	-	8	3	-	-	3
Closed	(1)	(6)	-	(7)	(3)	(4)	(1)	(8)
End of period	312	35	-	347	305	44	-	349

As of October 29, 2022, 45% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of October 29, 2022, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 10 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	October 29, 2022	October 30, 2021
Beginning of period	72	71
Opened	9	6
Closed	(15)	(4)
End of period	66	73

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Revenues:
Net retail sales	95.0%	96.2%	95.4%	96.6%
Commercial revenue	3.9	2.9	3.9	2.8
International franchising	1.1	0.9	0.7	0.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	47.7	48.0	48.5	47.3
Cost of merchandise sold - commercial (1)	46.8	38.6	46.7	41.6
Cost of merchandise sold - international franchising (1)	77.0	65.2	67.4	69.2
Total cost of merchandise sold	48.0	47.9	48.6	47.3
Consolidated gross profit	52.0	52.1	51.4	52.7
Selling, general and administrative	42.5	43.8	40.4	41.9
Interest expense, net	0.0	(0.0)	0.0	0.0
Income before income taxes	9.5	8.3	11.1	10.9
Income tax expense	2.3	2.1	2.6	2.6
Net income	7.1	6.2	8.5	8.2

Retail Gross Margin (2)	52.3%	52.0%	51.5%	52.7%

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

Thirteen weeks ended October 29, 2022 compared to thirteen weeks ended October 30, 2021

Total revenues. Consolidated revenues increased 9.8%, primarily driven by an 13.7% increase in North America and partially offset by a 12.9% decrease in Europe. The overall revenue growth was primarily driven by increased retail transactions in North American brick and mortar stores resulting from an increase in consumer traffic, as well as increases in the commercial and international franchising segments' revenue.

Net retail sales for the thirteen weeks ended October 29, 2022 were $99.2 million, compared to $91.6 million for the thirteen weeks ended October 30, 2021, an increase of $7.6 million, or 8.3%, compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirteen weeks ended
October 29, 2022
Impact from:
Existing stores	$17,203
Digital sales	(6,985)
New stores	1,136
Store closures	(1,701)
Gift card breakage	229
Foreign currency translation	(2,504)
Other	299
Total Change	$7,678

The retail revenue increase was primarily the result of an increase in demand for our product and in-person interactive experience (partially offset by a decrease in digital sales), select strategic price increases, and lower promotional activity. The negative foreign currency translation effect is due to the British Pound weakening against the US Dollar during the fiscal 2022 third quarter. This negative foreign currency effect has, in turn, decreased European revenue compared to the fiscal 2021 third quarter.

Commercial revenue was $4.2 million for the thirteen weeks ended October 29, 2022 compared to $2.8 million for the thirteen weeks ended October 30, 2021. The $1.4 million increase is primarily the result of increased sales volume from our commercial accounts through our third-party retail model.

International franchising revenue was $1.1 million for the thirteen weeks ended October 29, 2022 compared to $0.8 million for the thirteen weeks ended October 30, 2021. The $0.3 million increase is primarily due to an overall increase in sales from franchisees.

Retail gross margin. Retail gross margin dollars increased $4.3 million to $51.9 million from $47.6 million for the thirteen weeks ended October 30, 2021. The retail gross margin rate increased 30 basis points compared to the prior year primarily driven by increased leverage of fixed occupancy, distribution, and labor costs driven by higher sales.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $44.4 million, or 42.5% of consolidated revenue, for the thirteen weeks ended October 29, 2022, compared to $41.7 million, or 43.8% of consolidated revenue, for the thirteen weeks ended October 30, 2021. The increase in overall expense was driven by higher store labor costs to service the increased sales demand within the quarter. Additionally, the change reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend.

Interest expense. Interest expense was $6,000 for the thirteen weeks ended October 29, 2022 compared to interest income of $2,000 for the thirteen weeks ended October 30, 2021, an immaterial difference.

Provision for income taxes. Income tax expense was $2.4 million with a tax rate of 24.6% for the thirteen weeks ended October 29, 2022 as compared to $2.0 million with a tax rate of 25.1% for the thirteen weeks ended October 30, 2021. In the third quarter of fiscal 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, the Company remains in a full valuation allowance in certain foreign jurisdictions.  In the third quarter of fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting.  In addition, while the Company was still in a full valuation allowance globally, it recorded tax expense on the pretax income earned based on its project current tax expense.

Thirty-nine weeks ended October 29, 2022 compared to thirty-nine weeks ended October 30, 2021

Total revenues. Consolidated revenues increased 14.6%, primarily driven by a 14.2% increase in North America and partially offset by a 2.2% decrease in Europe. The overall revenue growth was primarily driven by increased retail transactions in brick and mortar stores which benefitted from higher consumer traffic, as well as an increase in the commercial and international franchising segments' revenue.

Net retail sales for the thirty-nine weeks ended October 29, 2022 were $308.0 million, compared to $272.1 million for the thirty-nine weeks ended October 30, 2021, an increase of $35.9 million, or 13.2%, compared to the prior year period. The components of this increase are as follows (dollars in millions):

Thirty-nine weeks ended
October 29, 2022
Impact from:
Existing stores	$49,722
Digital sales	(10,198)
New stores	2,915
Store closures	(4,151)
Gift card breakage	873
Foreign currency translation	(4,287)
Other	1,074
Total Change	$35,949

The retail revenue increase was primarily the result of an increase in demand for our product and in-person interactive experience (partially offset by a decrease in digital sales), select strategic price increases, and lower promotional activity. The negative foreign currency translation effect is due to the British Pound weakening against the US Dollar for the thirty-nine weeks ended October 29, 2022.

Commercial revenue was $12.5 million for the thirty-nine weeks ended October 29, 2022 compared to $7.8 million for the thirty-nine weeks ended October 30, 2021. The $4.7 million increase is primarily the result of increased sales volume from our commercial accounts through our third-party retail model.

International franchising revenue was $2.4 million for the thirty-nine weeks ended October 29, 2022 compared to $1.7 million for the thirty-nine weeks ended October 30, 2021. The $0.7 million increase is primarily due to an overall increase in sales from franchisees.

Retail gross margin. Retail gross margin dollars increased $15.3 million to $158.7 million from $143.4 million for the thirty-nine weeks ended October 30, 2021. The retail gross margin rate decreased 120 basis points compared to the prior year primarily driven by an increase in inflationary pressures mostly shown in significant freight increases, while being partially offset by increased leverage of fixed occupancy, distribution, and labor costs driven by higher sales.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $130.3 million, or 40.4% of consolidated revenue, for the thirty-nine weeks ended October 29, 2022, compared to $117.9 million, or 41.9% of consolidated revenue, for the thirty-nine weeks ended October 30, 2021. The increase in overall expense was driven by higher store labor costs to service the increased retail sales demand for the year to date. Additionally, the change reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend.

Interest expense. Interest expense was $27,000 for the thirty-nine weeks ended October 29, 2022 compared to interest expense of  $11,000 for the thirty-nine weeks ended October 30, 2021, an immaterial difference.

Provision for income taxes. Income tax expense was $8.2 million with a tax rate of 23.1% for the thirty-nine weeks ended October 29, 2022 as compared to $7.4 million with a tax rate of 24.3% for the thirty-nine weeks ended October 30, 2021. In the first thirty-nine weeks of fiscal 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, the Company remains in a full valuation allowance in certain foreign jurisdictions. In the first thirty-nine weeks of fiscal 2021, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting.  In addition, while the Company was still in a full valuation allowance globally, it recorded tax expense on the pretax income earned based on its project current tax expense.

Earnings before Interest, Taxes, Depreciation, and Amortization

We believe that earnings before interest, taxes, depreciation, and amortization ("EBITDA") provides meaningful information about our operational efficiency by excluding the impact of differences in tax jurisdictions and structures, debt levels, and capital investment. Additionally, this measure is the metric used for portions of the Company's incentive compensation structure. This measure is not in accordance with, or an a lternative to, GAAP. The most comparable GAAP measure is income before income taxes, or pre-tax income. EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measures for comparisons with other companies. The following table sets forth, for the periods indicated, the components of EBITDA (dollars in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021

Income before income taxes (pre-tax)	9,888	7,907	35,722	30,561
Interest (income) expense, net	6	(2)	27	11
Depreciation and amortization expense	3,017	3,033	9,295	9,152
Earnings before interest, taxes, depreciation, and amortization	$ 12,911	$ 10,938	$ 45,044	$ 39,724

EBITDA for the thirteen weeks ended October 29, 2022 increased $2.0 million to $12.9 million from $10.9 million in the fiscal 2021 third quarter. The increase in EBITDA is primarily driven by an increase in consolidated revenues, allowing for a leverage of fixed occupancy and payroll costs compared to the prior period.

EBITDA for the thirty-nine weeks ended October 29, 20222 was $45.0 million, compared to $39.7 million for the thirty-nine weeks ended October 30, 2021, an increase of $5.3 million compared to the prior year period. The overall increase in EBITDA was due to increased consolidated revenues, allowing for a leverage of fixed occupancy and payroll costs compared to the prior period.

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

Liquidity and Capital Resources

As of October 29, 2022, we had a consolidated cash balance of $12.0 million, 33% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirty-nine weeks ended
	October 29,	October 30,
	2022	2021
Net cash provided by operating activities	$11,247	$17,235
Net cash used in investing activities	(6,752)	(4,644)
Net cash (used in) provided by financing activities	(26,135)	924
Effect of exchange rates on cash	818	146
(Decrease) increase in cash, cash equivalents, and restricted cash	$(20,822)	$13,661

Operating Activities. Cash provided by operating activities decreased $6.0 million for the thirty-nine weeks ended October 29, 2022, as compared to the thirty-nine weeks ended October 30, 2021. This decrease in cash from operating activities was primarily driven by an increase in cash spent on inventory purchases, as we proactively and strategically accelerated the timing of our order placement to mitigate the continuing inflationary pressures that were experienced during the thirty-nine weeks ended October 29, 2022, which was offset by increased sales volume, resulting in higher net income.

Investing Activities. Cash used in investing activities increased $2.1 million for the thirty-nine weeks ended October 29, 2022 as compared to the thirty-nine weeks ended October 30, 2021. This increase in cash used in investing activities was primarily driven by an increase in spending on capital expenditures related to information technology projects and new store openings.

Financing Activities. Cash used in financing activities increased $27.1 million for the thirty-nine weeks ended October 29, 2022, as compared to the thirty-nine weeks ended October 30, 2021. This increase in cash used in financing activities was driven primarily by repurchases of our common stock for $24.2 million for the thirty-nine weeks ended October 29, 2022.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of October 29, 2022, borrowings under the agreement bore interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on LIBOR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of October 29, 2022, our borrowing base was $25.0 million. As a result of a $500,000 letter of credit against the line of credit at the end of the fiscal 2022 third quarter, approximately $24.5 million was available for borrowing. We had no outstanding borrowings as of October 29, 2022. On November 21, 2022, we entered into a Second Amendment to the Revolving Credit and Security Agreement with PNC Bank. In light of the upcoming cessation of LIBOR, the Second Amendment (i) changed the interest calculation from a LIBOR based reference rate to a SOFR based reference rate, (ii) updated the mechanics to use a future reference rate in the event that SOFR is no longer available, (iii) updated various provisions regarding compliance with sanctions and anti-money laundering laws, and (iv) implemented certain other technical amendments. As a result, any borrowings under the Credit Agreement will bear interest by reference to, at the Borrower’s option, either (a) a base rate determined under the Credit Agreement, or (b) at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the Credit Agreement, as such rates and floor were reduced by the First Amendment.

Most of our corporately-managed retail stores are located within shopping malls and all are operated under leases classified as operating leases. Extensions or modifications of existing leases in North America have shifted to shorter term leases, many of which include variable rent structures, to provide flexibility in aligning stores with market trends. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many new leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease before the end of its initial term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending through the thirty-nine weeks ended October 29, 2022 totaled $6.8 million for information technology projects and new store openings, and we expect to spend approximately $12 to $14 million on capital expenditures in fiscal 2022.

We note that total inventory at quarter end was $88.3 million, an increase of $26.4 million from the end of the fiscal 2021 third quarter. We are comfortable with the composition and level of its inventory which supports increased consumer demand and critical seasonal products. We continue to expect to end the year with total inventory below the 2021 fiscal year-end level.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of October 29, 2022, we had purchase obligations totaling approximately $92.9 million, of which $27.9 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We have utilized $4.8 million in cash to repurchase 336,935 shares in the thirteen weeks ended October 29, 2022 and utilized $24.2 million in cash to repurchase 1,540,220 shares in the thirty-nine weeks ended October 29, 2022. On August 9, 2022, we completed the $25.0 million share repurchase program that was approved by the Board of Directors on November 30, 2021.

On August 31, 2022, we announced that our Board of Directors authorized a share repurchase program of up to $50.0 million. The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through August 31, 2025, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. We believe that the multi-year, multi-million dollar share repurchase program is reflective of the strong confidence that the Board of Directors has in the strategy and future of the Company. As of October 29, 2022, the Company has utilized $3.5 million in cash to repurchase 256,377 shares under this new share repurchase program. Completion of the stock repurchase program that was adopted in November 2021 along with the commencement of the stock repurchase program that was adopted in August 2022 resulted in the Company repurchasing nearly 11% of the shares outstanding at the end of the fiscal 2021 third quarter.

Off-Balance Sheet Arrangements

None.

Inflation

The impact of inflation on the Company's business operations was seen throughout fiscal 2021 and began to have an adverse impact on our business in the second quarter of fiscal 2022, mainly in freight and other supply chain related costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products, accelerated purchases of inventory, and leveraging occupancy and distribution costs. We expect the inflationary pressures experienced in the third quarter of fiscal 2022 to continue for the rest of fiscal 2022. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2022 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current China-Taiwan conflict. We cannot provide an estimate or range of impact that such inflations may have our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates due to the need to maintain higher inventory reserves.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 29, 2022, the end of the period covered by this Quarterly Report.

It should be noted that our management, including the President and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2022 - August 27, 2022	80,558	$15.96	80,558	$-
August 28, 2022 - October 1, 2022	256,377	13.66	256,377	46,498,084
October 2, 2022 - October 29, 2022	-	-	-	46,498,084
Total	336,935	$14.21	336,935	$46,498,084

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Second Amendment to Revolving Credit and Security Agreement dated as of November 21, 2022 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 23, 2022)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2022

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)