Form 10-K
period 2023-01-28
BUILD-A-BEAR WORKSHOP INC
filed 2023-04-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $15.97 for the shares on the New York Stock Exchange on July 30, 2022) was $240.1million as of July 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 10, 2023, there were 14,677,261 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its June 8, 2023 Annual Meeting of Stockholders are incorporated herein by reference.

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

The following discussion contains references to fiscal 2022 and fiscal 2021, which represent our fiscal years ending January 28, 2023 and January 29, 2022, respectively.

PART I

ITEM 1.	BUSINESS

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 225 million furry friends sold. We are leveraging this brand strength to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, to expand into international markets primarily via a franchise model, grow the total addressable market beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings as well as add product categories beyond plush such as gift boxes and pajamas. Build-A-Bear's pop-culture and multi-generational appeal have also played a key role in our digital transformation which includes a meaningful e-commerce/omni-channel business that has delivered sustained growth, engaging consumer loyalty program and robust digital marketing and content capabilities with industry-leading partners.

As of January 28, 2023, we operated 350 corporately-managed locations, including 312 stores in the United States (“U.S.”) and Canada, 38 stores in the United Kingdom (“U.K.”) and Ireland, 70 locations operated through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 68 franchised stores operating internationally, all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Description of Operations

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and digital engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with experience locations that feature a unique combination of interactivity and product in which guests can “make their own stuffed animals” by participating in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder”, the animated “Bear Builder 3D Workshop”, an age-gated adult-focused “Bear Cave” and the “HeartBox” gift site. Our retail stores also act as “mini distribution centers” that provide efficient omnichannel support for our digital demand. The primary consumer target for our retail stores is families with children while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults. We have also extended our business model by leveraging our brand strength and owned intellectual properties through the creation of engaging content for kids and adults while also offering products at wholesale and in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

We seek to provide outstanding guest service and experiences across all channels and touch points including our retail locations, our e-commerce sites, our mobile sites and apps as well as traditional, digital and social media. We believe the hands-on and interactive nature of our experience locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand which has multi-generational appeal that captures today’s zeitgeist including desire for engaging experiences, personalization and “DIY” while being recognized as trusted, giving, and a part of pop culture.

We believe there are opportunities to extend the reach and size of our diverse consumer segments through expanded products and licensing relationships, evolved experiences, and incremental occasions, partnerships, and marketing activities. We believe we can further develop our business by creating a continuous circle of engagement with expanded programs including outbound branded licensing and entertainment that drives retail performance and leverages our brand equity which may in turn positively impact other channels of distribution.

Operating Strategies

We believe we have built the infrastructure to respond with greater agility to deal with ongoing and future potential uncertainty, and we did deliver continued growth in total revenues and profit in fiscal 2022 compared to fiscal 2021. While we believe that we have seen benefits from select pandemic-driven factors such as pent-up demand and stimulus packages, we believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases accelerated during the pandemic, are driving improved results, which we expect to continue. We remain focused on our strategic priorities which are centered primarily on three key areas:

•	Further acceleration of our digital transformation including content and entertainment initiatives. We expect to more effectively use our expanded digital capabilities and platforms to inform and drive marketing and content campaigns and deliver personalized experiences and promotional messaging. We also plan to expand our total addressable market by reaching beyond the core kid base and continuing to acquire new tween, teen, and adult consumers by offering unique affinity offerings and expanding purchase occasions. We prepared for and launched the planned updated mobile-first version of our e-commerce site with extended testing and algorithm refinements being made throughout the year on multiple points from the landing page to checkout. In addition, we plan to continue to utilize digital media, content and entertainment as marketing and brand-building tools to engage consumers and create incremental value. While our fourth quarter e-commerce sales were marginally up from the fourth quarter of 2022, the results reflect an increase of 137% compared to the fourth quarter of fiscal 2019, which was pre-pandemic and prior to the implementation of key digital initiatives.

•	Continuing to leverage our expanded omnichannel capabilities while further evolving experience location point-of-sale and purchase occasions. During fiscal 2022, we opened over 20 new Build-A-Bear Workshop retail experience locations, through a combination of corporately-managed and third-party operated models. In fiscal 2023, we expect a net increase in the number of stores in North America inclusive of third-party retail sites and to have fewer locations in Europe compared to the end of fiscal 2022. Combined across geographies and business models, we plan to have more total locations at the end of fiscal 2023 compared to the end of fiscal 2022. We have made a concerted effort to shift to non-traditional locations including family-centric tourist and hospitality sites and now have approximately 35% of total retail locations in non-traditional settings. While tourist sites have been and will remain a critical part of our overarching location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion of our corporately-managed experience locations on a more localized level, particularly given the numerous and flexible store models we have developed in the past few years. We also continue to develop innovative experiences to expand our brand reach. This includes Build-A-Bear vending machines, also known as ATMs or automatic teddy machines.

•	Optimizing our solid financial position including a strong balance sheet to support our business and make strategic investments designed to drive further growth. We plan to maintain disciplined expense management particularly in light of recent inflationary pressures, wage increases and supply chain challenges. We are also focused on ongoing lease negotiations as we continue to evolve our real estate portfolio with new locations, formats and business models. In addition, we expect to continue to strategically manage our capital to support key initiatives and innovative developments designed to deliver long-term profitable growth while returning value to shareholders through actions such as the dividend announced by our Board of Directors and paid in fiscal 2021, the recent completion of the share repurchase program that was adopted in November 2021, the buyback of additional shares through a newly-authorized share repurchase program announced in August 2022, and the special dividend announced by our Board of Directors on March 8, 2023 payable to all common stock holders as of March 23, 2023, which we believe demonstrates the confidence our Board of Directors continues to have in our strategy and future.

Merchandise Sourcing and Inventory Management

Our stores and e-commerce sites offer an extensive and coordinated selection of merchandise, including a wide range of different styles of plush products to be stuffed, pre-stuffed plush products, sounds and scents that can be added to the stuffed animals and a broad variety of clothing, shoes and accessories, as well as other brand appropriate toy and novelty items including family sleepwear, sourced from multiple vendors primarily in Vietnam and China. Our plush products and clothing are produced from high quality, man-made materials or natural fibers, and the stuffing is made of a high-grade polyester fiber.

We believe we comply with governmental safety requirements specific to each product category and country where there are Build-A-Bear Workshop locations. Specifically, we believe all of the toy products sold in our stores and through our e-commerce sites meet Consumer Product Safety Commission (CPSC) requirements including the Consumer Product Safety Improvement Act (CPSIA) for children’s products. We also believe we comply with American Society for Testing and Materials (ASTM-F963), European Toy Safety Standards (EN71), China National Toy Standards (GB6675/GB5296.5), China Compulsory Certification (CCC), Australian/New Zealand Standard (AS/NZS 8124), Canadian Consumer Product Safety Act Toys Regulation (CCPSA), Chile Standard on Safety of Toys NCh 3251 and India Safety of Toys (IS:9873). Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate the age grading for the product and any special warnings in accordance with guidelines established by the CPSC or other applicable authority. We require our supplier factories to be compliant with the International Council of Toy Industries (ICTI) Ethical Toy Program certification or with other comparable third-party social compliance programs. The ICTI Ethical Toy Program process is a social compliance program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide. In order to obtain this certification, each factory completes a rigorous evaluation performed by an accredited ICTI agent on an annual basis.

The average time from product conception to the arrival in stores is approximately 12 months, including approximately 90 to 150 days from the beginning of production to in-store delivery. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating less productive styles. Our relationships with our vendors generally are on a purchase order basis without contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.

As of January 28, 2023, our inventory balance was $70.5 million, a decrease of $1.3 million compared to January 29, 2022. We are comfortable with the composition and level of our inventory, which supports increased consumer demand and critical seasonal products.

Distribution and Logistics

We own a 350,000 square-foot distribution center in Groveport, Ohio (near Columbus) that serves the majority of our stores in the U.S. and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025, to fulfill our store and e-commerce fulfillment needs. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract for office space and a third-party distribution center in Shanghai, China, with the office space contract ending in August 2023 and the distribution center contract ending in April 2024.

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

During fiscal 2020, we introduced "Buy Online, Ship From Store" and "Buy Online, Pick Up In Store" for orders placed in the U.S. and "Click and Collect" for orders placed in the U.K. These ongoing programs allow our brick and mortar locations to operate essentially as mini distribution centers allowing us to leverage the geographic proximity of stores, available inventory and labor to fulfill digital demand.

Employees

As of January 28, 2023, we had approximately 1,000 full-time and 3,200 regular part-time employees in the U.S., Canada, the U.K., and Ireland. The number of part-time employees at all locations fluctuates depending on our seasonal needs. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

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

We have developed licensing and strategic relationships with leading retail and cultural organizations. We plan to continue to collaborate with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice. Specifically, we have key strategic relationships with select companies in which we feature their brands on products sold in our stores, including Disney®, NBCUniversal, Lucasfilm, Warner Bros., Pokémon, ViacomCBS, Nintendo, and major professional sports leagues along with other culturally relevant brands.

Availability of Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). We make these filings available free of charge in the Investor Relations section of our corporate website, the URL of which is http://ir.buildabear.com, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. You may also request copies of these materials without charge by writing to our Investor Relations department at World Headquarters, 415 South 18th Street, St. Louis, MO 63103. The SEC maintains a website, http://www.sec.gov, that contains our annual, quarterly and current reports and other information we file electronically with the SEC. Information on our website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

MACROECONOMIC AND INDUSTRY RISKS

Any uncertainty or decline in general global economic conditions, caused by inflation, rising interest rates, geo-political conflicts,  or other external factors,  could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have  an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our guests, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A slowdown in the North American or European economies or in the economies of the countries in which our franchisees and third-party retail partners operate or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. For example, the potential adverse effects of inflation, or geopolitical conflicts could result in lower net retail sales and could also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability. In addition, economic uncertainty can affect the credit and capital markets and our financial condition which may affect our ability to access capital resources under our credit agreement. The amount available for borrowing could be restricted under our agreement if the amount of assets used to calculate the borrowing base (specified percentages of eligible credit card receivables, eligible inventory, and, under certain circumstances, eligible foreign in-transit inventory and, in the discretion of the agent, eligible receivables) decreases.

Inflation impacted our business operations in fiscal 2022 and had an adverse impact on our business throughout the year, mainly in freight and other supply chain related costs. Although we took actions to mitigate these pressures, such as strategic price increases on highly sought-after products, there can be no assurance that we will be able continue these actions or that they will be successful in the future. We expect the inflationary pressures experienced in fiscal 2022 to decrease but continue into fiscal 2023, specifically in supply chain costs and minimum wage increases compared to the prior year. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2023 or in future years. These select price increases could have a negative impact on demand for our products.

Moreover, these inflationary pressures have caused, and are expected to continue to cause, significant increases in the costs of other products which are required by consumers, such as gasoline, home heating and cooling fuels, or groceries, which in turn are likely to reduce household spending on the types of discretionary products and entertainment we offer. Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly reduce consumer purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars, and other conflicts, such as the current Russia-Ukraine crisis, as well as natural disasters, increases in commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow us to make a profit. Whether due to inflation or other factors, rising petroleum and material prices, increased transportation and shipping costs, and increased labor costs in the markets in which our products are manufactured and sold all may further increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability, and harm our business, in particular if we are unable to further adjust prices beyond what we were able to do in fiscal 2022, as discussed above.

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

Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of product and brand awareness, which could also have a material adverse effect on our financial condition and profitability. Additionally, we have shifted a number of our marketing programs to digital outlets which may not continue to be as effective as our more traditional, historical programs.

We depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further volatility in retail consumer traffic could adversely affect our financial performance and profitability.

While we invest in integrated marketing efforts and believe we are more of a destination location than other retailers, we rely to a great extent on consumer traffic in the malls and tourist locations in which we are located. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls and tourist locations as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls nor the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. While we have had significant growth in our e-commerce sales compared to pre-pandemic levels and continue with initiatives intended to develop and strengthen our online business, the majority of our sales are generated from our physical store locations. Consumer traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism or other crime in shopping locations, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in consumer traffic could have an adverse effect on our financial condition and profitability.

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business, financial position and results of operations.

The extent to which a pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside of our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our products. Additional future impacts may include, but are not limited to, material adverse effects on demand for our products and interactive experience, supply chain operations disruptions, our ability to execute strategic plans and to predict future performance, and our financial performance and profitability.

To the extent a pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to retail consumer traffic, general global economic conditions, and demand for our interactive retail experience.

Our profitability could be adversely affected by fluctuations in petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our plush products and stuffing. Volatility in petroleum prices can be due to many external factors that are beyond our control including political, environmental, and economic factors such as hostilities or other conflicts in oil producing areas (including the current Russia-Ukraine conflict), limitations and/or disruptions in refining and pipeline capacity, and worldwide demand for petroleum. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our guests the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

Our business may be adversely impacted at any time by a variety of significant competitive threats.

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we have mall-based locations, we see our competition as other retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. As a retailer whose signature product is a stuffed animal that is typically purchased as a toy or gift, we also compete with big box retailers and toy stores, as well as manufacturers that sell plush toys. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that none of these companies currently offer the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot be certain that they will not compete directly with us in the future.

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

The retail sector has experienced an immense increase in sales initiated online and using mobile applications, as well as online sales for both in-store or curbside pick-up. Online and multi-channel retailers continue to focus on delivery services, with consumers increasingly seeking faster, guaranteed delivery times and low-cost or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins.

OPERATIONAL RISKS

If we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract new and repeat guests with our interactive shopping experience, and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences, such as online buying, and fashion trends including licensed relationships. We cannot be certain that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, including our store design and brand appearance, or for our stuffed animals, related apparel and accessories. A decline in demand for our interactive shopping experience, our stuffed animals, related apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products, including those that are associated with new movie releases, could have a negative impact on our business, financial condition and results of operations. In addition, negative commentary regarding our company or the products we sell may be posted on social media sites and other platforms at any time and may negatively impact our reputation or business.

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

Failure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability.

The retail industry continues to rapidly evolve and consumers continue to increasingly embrace digital shopping. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing and the pace of this increase could continue to accelerate.

Our strategy, which includes investments in e-commerce platforms, digital technology, and other consumer initiatives, may not adequately or effectively allow us to continue to grow our e-commerce business, increase sales, or grow our position in the specialty retail and gifting and collectibles markets such as adult to adult gifting (e.g. Heartbox), adult driven affinity (e.g. The Bear Cave), and occasion gifting (e.g. graduation, Valentine's Day). The success of our strategy will depend on our ability to continue building and delivering a seamless omnichannel shopping experience for consumers. With an increasing allocation of capital expenditures focused on digital initiatives, our failure to successfully execute on individual components of this initiative may adversely affect our financial performance. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our brick-and-mortar locations and materially adversely affect our financial performance.

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

We lease all of our corporately-managed store locations. The majority of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. Some store leases only include a provision for a percentage of a store's total sales, instead of a fixed base rent amount. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s option or ours. Although we have largely shifted our leases in North America to shorter term leases to provide flexibility in aligning stores with market trends, this strategy has risk if we renew leases at a time when commercial rental rates are higher than the rate we could have secured with a longer-term lease. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing shopping location rules and the exercise of discretion by our landlords on various matters within these locations. We may not be able to maintain or obtain favorable locations within these desirable shopping locations. The terms of new leases may not be as favorable, which could cause an increase in store expenses negatively impacting overall profitability. If we execute termination rights, we may incur expenses and charges associated with those closures that could negatively impact our profitability.

Additionally, several landlords dominate the ownership of prime malls, particularly in the U.S. and Canada, and because of our dependence on these landlords for a substantial number of our locations, any significant erosion in their financial conditions or our relationships with these landlords could negatively affect our ability to obtain and retain store locations. Further landlord consolidation may negatively impact our results of operations.

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

Our operations are subject to numerous technology related risks, including risks related to the failure of the computer systems that operate our point of sale and inventory systems, websites and mobile sites and their related support systems. We engage key third-party business partners to support various functions of our business, including, but not limited to, information technology, web hosting and cloud-based services. We, and those third-party businesses that support us, are also subject to risks related to computer viruses, telecommunications failures, and other disruptions. Also, we may require additional capital in the future to sustain or grow our technological infrastructure and digital commerce capabilities.

Business risks related to technology and digital commerce include risks associated with the need to keep pace with rapid technological change, internet security risks, risks of system failure or inadequacy, governmental regulation and legal uncertainties with respect to the internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks occur, it could have a material adverse effect on our business. Further, as our online sales have increased and have become critical to our growth, the risk of any interruption of our information technology system capabilities is heightened.

We may not be able to evolve our store locations over time to align with market trends, successfully diversify our store formats and business models in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability.

Our future results will largely depend on our ability to optimize and maintain store productivity and profitability by strategically evolving our real estate portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. For example, our real estate development initiatives includes a focus on tourist locations due to changing consumer preferences and declining traditional mall traffic and we cannot be certain that this strategy will be successful. Our ability to manage our portfolio of stores in future years, in desirable locations, as well as to operate stores profitably, particularly in multi-store markets, are key factors in our ability to achieve sustained profitable growth. We cannot be certain when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated. We may decide to close other stores in the future.

Additionally, in fiscal 2022 we operated 25 stores located within other retailers’ stores and 70 stores through our "third-party wholesale" model and as such are subject to the operational risks of these companies, including but not limited to, ineffective store operations, labor disputes and negative publicity, all of which could have a negative impact on our sales and operating performance.

Our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the U.S., Canada, and Europe in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio and rely on this warehouse to receive, store and distribute merchandise for the majority of our North American locations and to our third-party retail partners. To operate this distribution center, our ability to meet changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business in the western U.S. and Europe. For example, as noted above, in Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, events such as fire, accidents, power outages, system failures, public health issues such as the COVID pandemic (or other future pandemics or health risks), or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and fulfill e-commerce orders and could decrease our sales and increase our costs associated with our supply chain.

INTERNATIONAL RISKS

We rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any factories that produce our plush products, clothing, shoes or accessories. In both fiscal 2022 and fiscal 2021, we purchased 77% of our merchandise from five vendors. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities. Prior to 2020, over 90% of merchandise received annually was produced in China, however, our efforts to diversify our supply chain reduced China sourcing to 58% of merchandise received as production shifted primarily to Vietnam, which provided 34% of our merchandise in 2022. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term or long-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Such disruptions may result from public health issues such as the COVID pandemic (or other future pandemics), weather related events, natural disasters, trade restrictions, tariffs, changes in local laws, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, geopolitical issues or other factors beyond our control. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

We may not be able to operate our international corporately-managed locations profitably.

In addition to our U.S. locations, we currently operate stores in the U.K., Canada, and Ireland. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, public health issues such as COVID (or other future pandemics), changes in foreign government policies and regulations, changes in trading status, compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, as well as other risks that we may not anticipate. Brand awareness and affinity in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the U.K. and Ireland, we may be unable to continue to do so on a consistent basis.

Additionally, we conduct business globally in many different jurisdictions with currencies other than U.S. dollars. Our results could be negatively impacted by changes or fluctuations in currency exchange rates since we report our consolidated financial results in U.S. dollars. For example, we may purchase products in U.S. dollars but sell them to consumers in local currencies, which exposes us to foreign exchange risk, as described in “Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations” below.  In addition, we could experience restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase the majority of our merchandise directly from manufacturers in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions, taxes or fees, or labor strikes or lockouts and pandemics, could adversely affect our business. For example, our vendors in China and Vietnam were temporarily closed for periods of time in 2021 and 2022 as a result of the pandemic, ceasing production of inventory and supplies. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the materials or goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change.

Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi and Vietnamese dong, could increase the cost of products we purchase from our vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments that would impact our revenue and profit in various markets. We purchase all inventory in U.S. dollars, and  our foreign subsidiaries buy their inventory from us in their functional currency, which exposes us to currency risk when their functional currencies fluctuate relative to the U.S. Dollar. Our business in the U.K. may be adversely impacted by ongoing uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax, data privacy or other laws. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.

If we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected, and we could be exposed to additional liability.

As of January 28, 2023, there were 68 Build-A-Bear Workshop international franchised stores. We cannot ensure that our franchisees will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our corporately-managed markets, which may impact the performance of these stores. Additionally, our franchisees may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our corporately-managed markets. The operations and results of our franchisees could be negatively impacted by the economic, public health (such as COVID), or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on their business and in turn negatively impact our own business, financial condition and results of operations.

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

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of consumers and sales, and could have negative consequences to us, our employees, and those with whom we do business. In addition, due to lingering affects of COVID, our workforce is in a state of transition to a combination of remote work and flexible work schedules opening us up for cyber-security threats and potential breaches as a result of increased employee usage of networks other than company-managed. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

We currently obtain and retain personal information about our website users, store shoppers and loyalty program members. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, with particular emphasis on the collection of information regarding minors. Such regulation may also include enforcement and redress provisions. We have a stringent, comprehensive privacy policy covering the information we collect from our guests and have established security features to protect our consumer database and websites. While we have implemented programs and procedures designed to protect the privacy of people from whom we collect information which may include information regarding their children, and we intend for our websites to be fully compliant with all applicable regulations including the Federal Children’s Online Privacy Protection Act, there can be no assurance that such programs will conform to all applicable laws or regulations. If we fail to fully comply, we may be subjected to liability and damage to our reputation. In addition, because our guest database primarily includes personal information of the parents of children and children frequently interact with our websites, we are potentially vulnerable to charges from parents, children’s organizations, governmental entities, and the media of engaging in inappropriate collection, distribution or other use of data collected from children. Additionally, while we have security features, our security measures may not protect users’ identities and our online safety measures may be questioned, which may result in negative publicity or a decrease in visitors to our sites. If site users act inappropriately or seek unauthorized contact with other users of the site, it could harm our reputation and, therefore, our business and we could be subject to liability. For example, the EU General Data Protection Regulation - 2016/679 (“EU GDPR”) and related guidance together with the UK General Data Protection Regulation ("UK GDPR," collectively with the EU GDPR, the "GDPR"), and the California Consumer Privacy Act 2018, as amended by the California Privacy Rights Act 2020 (collectively "CCPA"), greatly increase the jurisdictional reach of EU and California law, respectively, and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of GDPR can result in fines calculated as a percentage of a company’s annual revenue and CCPA provides civil penalty violations, as well as a private right of action for data breaches. Other governments have enacted or are expected to enact similar data protection laws and are considering data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs and regulatory risks that are likely to increase over time.

A determination that there have been violations of laws relating to our practices under communications-based laws could also expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of our marketing and other promotional texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines. For example, the Federal Communications Commission amended certain of its regulations under the Telephone Consumer Protection Act, or TCPA, in 2012 and 2013 in a manner that has increased our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts could treble the damage award for willful or knowing violations. Given the varied number of communications we send to our users, a determination that there have been violations of the TCPA, or other communications-based statutes, has exposed us to significant damage awards that could, individually or in the aggregate, materially harm our business. We are currently subject to a punitive class action lawsuit, containing allegations that our business violated the TCPA.

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

We may suffer negative publicity and damage to our reputation if we do not continue to evolve environmental, social, and governance initiatives in a timely manner.

The appeal of our brand may also depend on the success of our environmental, social and governance ("ESG") initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain that are exposed to the effects of climate change as well as diminishing fossil fuel and water resources. These risks include any increased public focus, including by governmental and non-governmental organizations, on climate change and other environmental sustainability matters, including packaging and waste, emissions, and land use. We may receive increased pressure to publish an ESG report or otherwise expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. If we publish an ESG report or otherwise expand our ESG disclosures, the metrics we disclose whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to achieve progress on any goals or objectives that we set on a timely basis, or at all, could adversely affect our business, financial performance, and growth. By electing to publicly set and share these metrics and expand upon our disclosures, we would also face increased scrutiny related to ESG activities. As a result, we could experience damage to our reputation and the value of our brands if we fail to act responsibly in the areas in which we report. Any such harm to our reputation or any failure or perceived failure by us to adequately address ESG-related activities, including setting of metrics or enhancing disclosures, could adversely affect our business, financial performance, and growth.

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

From time to time, we have repurchased shares under plans authorized by our Board of Directors, including a $50 million program adopted in August 2022. Such programs generally do not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of any share repurchase program may not be as beneficial as expected. In addition, our credit agreement restricts our ability to repurchase shares when certain liquidity conditions exist.

Our relatively low market capitalization can cause the market price of our common stock to become volatile.

During fiscal 2022, the trading price of our common stock fluctuated between $12.47 and $26.87 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the retail industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures, stock repurchases, dividends, or other strategic initiatives) by us or other similar companies. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall. Moreover, we believe that such volatility has attracted the interest of activist shareholders in the past and may continue to do so. Responding to activist shareholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.

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

Stores

We lease all of our store locations. As of January 28, 2023, we operated 350 retail stores located primarily in major malls throughout the U.S., Canada, the U.K., and Ireland in our DTC segment.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment center. We lease 51,600 square feet in a building that we use as our corporate headquarters in downtown St. Louis, Missouri with a lease of eleven years commencing in June 2020. We also lease an approximately 9,250 square foot portion of our prior headquarters in Overland, Missouri with the lease commencing in July 2020 and continuing through June 2023. In the U.K., we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract for office space and a third-party distribution center in Shanghai, China, with the office space contract ending in August 2023 and the distribution center contract ending in April 2024.

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

Common Stock

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004.

Holders

As of April 10, 2023, the number of holders of record of the Company’s common stock totaled approximately1,963.

Dividends

 Our Board of Directors declared a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023, following a $1.25 per share special cash dividend declared on November 30, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

 Refer to Part III, Item 12, for information related to our equity compensation plan.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Oct 30, 2022 - Nov 26, 2022	-	$-	-	$46,498,084
Nov 27, 2022 - Dec 31, 2022	-	-	-	46,498,084
Jan 1, 2023 - Jan 28, 2023	-	-	-	46,498,084
Total	-	$-	-	$46,498,084

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions.
(3)	On August 31, 2022, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $50 million of our common stock. This program authorizes the Company to repurchase shares through August 31, 2025 and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior noticed. Shares repurchased under the program will be subsequently retired.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Build-A-Bear Workshop started as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 225 million furry friends sold to guests around the world. We seek to provide outstanding guest service and experiences across all channels and touch points including our stores, our e-commerce sites, our mobile sites and apps as well as traditional, digital and social media. We believe the hands-on and interactive nature of our experience locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand which has multi-generational appeal that captures today’s zeitgeist including desire for engaging experiences, personalization and “DIY” while being recognized as trusted, giving, and a part of pop culture.

We operate a vertical retail channel with stores that feature a unique combination of experience and product in which guests can “make their own stuffed animals” by participating in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder”, the animated “Bear Builder 3D Workshop”, an age-gated adult-focused “Bear Cave” and the “HeartBox” gift site. Our retail stores also act as “mini distribution centers” that provide efficient omnichannel support for our growing digital demand. The primary consumer target for our brick-and-mortar locations is families with children while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults. We have also extended our business model to develop a circle of continuous engagement by leveraging our brand strength and owned intellectual properties through the creation of engaging content for kids and adults while also offering products at wholesale and in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

Our strategy includes leveraging our brand strength to continue to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via a franchise model, and broaden the consumer base beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. Build-A-Bear’s pop-culture and multi-generational appeal have also played a key role in our digital transformation with a focus on accelerating our initiatives to expand our digitally-driven, diversified omnichannel capabilities that offer interactive entertainment experiences via both physical and e-commerce engagement, targeting a range of consumer segments and purchasing occasions.

As of January 28, 2023, we had 350 corporate-managed stores globally, 70 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience, and 68 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct to Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, the U.K., Ireland, and two e-commerce sites;
•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and
•	International franchising – Royalties as well as product and fixture sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for fiscal 2022 and 2021 are presented in Note 15 — Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our year-over-year results discussed below are impacted by prior year store closures and operating hour reductions as a result of the pandemic. At the beginning of fiscal 2021, our U.S. store portfolio was open and operating while our stores in the U.K., Ireland and Canada remained temporarily closed due to the pandemic. In April 2021, stores in the U.K. reopened as the government lifted lockdown restrictions resulting in almost all of our stores operating at the end of the 2021 first fiscal quarter with the remaining stores in the U.K. and Ireland opening in the second fiscal quarter thereby ending that period with all stores open in those geographies. The majority of our Canadian stores remained temporarily closed at the beginning of the second quarter with the majority reopening in June 2021 and with all stores ending the second fiscal quarter open. No stores were closed as a result of the pandemic in fiscal 2022.

Our consolidated net income was $48.0 million in fiscal 2022 compared to net income of $47.3 million in fiscal 2021. We believe that we have a concept that has broad demographic appeal which, for North American stores open for the entire year averaged net retail sales per store of $1.2 million and $1.0 million in fiscal 2022 and 2021, respectively.

We ended fiscal 2022 with no borrowings under our credit agreement and with $42.2 million in cash, cash equivalents and restricted cash after investing $13.6 million in capital projects throughout the year. During the third quarter of fiscal 2022, we completed the $25.0 million stock buyback program authorized by our Board of Directors in November 2021. On August 31, 2022, we announced that our Board of Directors authorized a share repurchase program of up to $50.0 million, and during fiscal 2022, we had utilized $24.1 million in cash to repurchase 1,533,503 shares under both stock buyback programs. Additionally, our Board of Directors declared a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023, following a $1.25 per share special cash dividend declared on November 30, 2021 and paid in December 2021 in the prior year.

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

We use net retail sales per square foot as a performance measure for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year other than periods of temporary government-mandated closures, for the periods presented:

	Fiscal year ended
	January 28,	January 29,
Net retail sales per square foot	2023	2022
North America (1)	$479	$404
United Kingdom (2)	£679	£418

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

Costs and Expenses

Cost of merchandise sold: Cost of merchandise sold is driven primarily by our retail segment. Cost of merchandise sold – retail includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise, store occupancy cost, including store depreciation and store asset impairment charges (if not disclosed separately due to materiality) (See Note 6 — Property and Equipment, net to the consolidated financial statements for additional accounting information regarding store asset impairment), cost of warehousing and distribution, packaging, stuffing, damages and shortages, and shipping and handling costs incurred in shipment to customers. Retail gross profit is defined as net retail sales less the cost of merchandise sold - retail. For the commercial segment, cost of merchandise includes the cost of merchandise sold to third-party retailers on a wholesale basis for sale within their stores. For the franchise segment, cost of merchandise includes the sale of furniture, fixtures, and supplies to our franchise partners.

Selling, general and administrative expense (“SGA”): These expenses include store payroll and benefits, advertising, credit card fees, store supplies and normal store pre-opening and closing expenses as well as central office general and administrative expenses, including costs for management payroll, benefits, incentive compensation, travel, information systems, accounting, insurance, legal and public relations. These expenses also include depreciation of central office assets and the amortization of other assets. Certain store expenses such as credit card fees historically have increased or decreased proportionately with net retail sales. In addition, bad debt expenses and recoveries and accounts receivable related charges are recorded in SGA.

Stores

Corporately-Managed Locations:

The number of Build-A-Bear Workshop stores in the U.S. and Canada (collectively, North America), the U.K. and Ireland (collectively, Europe) and China for the last two fiscal years is summarized as follows:

	Fiscal year ended
	January 28, 2023				January 29, 2022
	North				North
	America	Europe	China	Total	America	Europe	China	Total
Beginning of period	305	41	-	346	305	48	1	354
Opened	9	3	-	12	5	-	-	5
Closed	(2)	(6)	-	(8)	(5)	(7)	(1)	(13)
End of period	312	38	-	350	305	41	-	346

During fiscal 2022, our retail business model continued to evolve to address changing shopping patterns by diversifying our locations, formats and geographies. We are updating our store portfolio with our Discovery format, which represented 45% of our store base as of January 28, 2023. During fiscal 2022, we executed 9 planned new store openings in North America, with 6 being opened under the Discovery format and 3 of which were in tourist sites. Temporary locations generally have lease terms of two to eighteen months. These specific sites are designed to capitalize on short-term opportunities. In the future, we expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	January 28, 2023	January 29, 2022
Beginning of period	61	56
Opened	13	8
Closed	(4)	(3)
End of period	70	61

Through our third-party retail model, there were 70 stores in operation at the end of fiscal year 2022 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Beaches Family Resorts. The third-party retail model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased on a wholesale basis. These locations are heavily-weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of January 28, 2023, we had six master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 10 countries.

The number of international, franchised stores opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	January 28, 2023	January 29, 2022
Beginning of period	72	71
Opened	12	9
Closed	(16)	(8)
End of period	68	72

As of January 28, 2023, the distribution of franchised locations among these countries was as follows:

South Africa	21
Australia (1)	17
China (2)	9
Gulf States (3)	9
Chile	9
India (4)	3
Total	68

(1)	Australia master franchise agreement includes New Zealand where one store is currently open.
(2)	China master franchise agreement includes Hong Kong where two stores are currently open.
(3)	Gulf States master franchise agreement includes Kuwait, Qatar and the United Arab Emirates which all have stores as well as Bahrain and Oman where no stores are currently open.
(4)	India master franchise agreement includes Sri Lanka where no stores are currently open.

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

Results of Operations

2022 Overview

Our performance continues to reflect the success of our strategy which has allowed us to put the building blocks in place to develop a powerful platform to support our initiatives to deliver consistent profitable growth. We believe our elevated omnichannel business model, which includes a highly profitable e-commerce and experiential retail store base, complimented by diversified revenue streams and disciplined expense and balance sheet management, puts us in a solid position for continued future success. We delivered a full year pre-tax profit of $61.9 million, which was the highest in our company’s 25-year history. In response to a variety of external pressures including changes in consumer shopping habits resulting in the rapid rise of the digital economy and shifting mall traffic patterns, we remained focused on accelerating and expanding our key initiatives by investing in and executing plans to improve operations and profitability. We believe that the majority of our positive performance was driven by the disciplined execution of our strategic initiatives, including leveraging our financial management to invest in growth initiatives, to contribute to a 13.7% increase in total revenue to $467.9 million in fiscal 2022. We ended the year with cash and cash equivalents of $42.2 million with no outstanding borrowings on our credit facility. During the period of November 30, 2021 through April 10, 2023, we returned over $73 million in value to shareholders through $31.6 million in share repurchases and payments of a $20.2 million special dividend in fiscal 2021 and 2022 and a $21.6 million special dividend in fiscal 2023.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to immaterial rounding:

	Fiscal year ended
	January 28,	January 29,
	2023	2022

Revenues:
Net retail sales	95.3%	96.6%
Commercial revenue	4.0	2.8
International franchising	0.7	0.6
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	47.4	46.9
Cost of merchandise sold - commercial (1)	46.4	49.1
Cost of merchandise sold - international franchising (1)	61.4	66.1
Total cost of merchandise sold	47.5	47.0
Consolidated gross profit	52.5	53.0
Selling, general and administrative	39.3	40.6
Interest expense (income), net	0.0	(0.0)
Income before income taxes	13.2	12.3
Income tax expense	3.0	0.8
Net income	10.3	11.5

Retail gross margin (2)	52.6%	53.1%

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

Fiscal Year Ended January 28, 2023 Compared to Fiscal Year Ended January 29, 2022

Total revenues. Net retail sales were $446.2 million for fiscal 2022, compared to $397.7 million for fiscal 2021, an increase of $48.5 million or 12.2%, compared to the prior year. The components of this increase are as follows:

Fiscal year ended
January 28, 2023
(dollars in millions)
Impact from:
Existing stores	$68.0
E-commerce	(12.1)
New stores	4.8
Store closures	(6.6)
Gift card breakage	(1.3)
Foreign currency translation	(6.4)
Other	2.1
$48.5

  The retail revenue increase was primarily the result of an increase in demand for our product and in-person interactive experience (partially offset by a decrease in digital sales), select strategic price increases, and lower promotional activity. The negative foreign currency translation effect is due to the British Pound weakening against the US Dollar during fiscal 2022. This negative foreign currency effect has, in turn, decreased European revenue compared to the fiscal 2021.

Commercial revenue was $18.5 million for fiscal 2022 compared to $11.5 million for fiscal 2021, an increase of $7.0 million or 61.0% primarily due to increased sales volume from our commercial accounts through our third-party retail model.

Revenue from international franchising was $3.2 million for fiscal 2022 compared to $2.3 million for fiscal 2021. This $0.9 million or 38.9% increase was primarily due to having more stores in operation in 2022 compared to the same period in 2021 when some franchisee locations were temporarily closed due to pandemic-related mandated government restrictions.

Retail gross margin. Retail gross margin was $234.7 million in fiscal 2022 compared to $211.3 million in fiscal 2021, an increase of $23.4 million or 11.1% As a percentage of net retail sales, retail gross margin decreased to 52.6% for fiscal 2022 from 53.1% for fiscal 2021, or 50 basis points as a percentage of net retail sales. The decrease in gross margin was the result of increased air and ocean freight costs throughout fiscal 2022 compared to fiscal 2021.

Selling, general and administrative. Selling, general and administrative expenses were $183.9 million or 39.3% of consolidated revenue for fiscal 2022 as compared to $167.3 million or 40.6% of consolidated revenue for fiscal 2021. The increase in overall expense was driven by higher store labor costs to service the increased sales demand within the year. Additionally, the change reflects an increase in variable costs driven by sales growth initiatives inclusive of higher marketing spend, with an advertising expense increase of $3.2 million or 19.5% compared to fiscal 2021, and an increase in incentive compensation expense due to our financial performance.

Interest expense (income), net. For fiscal 2022, we had an immaterial amount of interest expense compared to an immaterial amount of interest income in fiscal 2021, resulting in an immaterial difference in activity.

Provision for income taxes. The provision for income taxes was $13.9 million in fiscal 2022 compared to $3.4 million in fiscal 2021. The $10.5 million increase in the provision for income taxes for fiscal 2022 from fiscal 2021 is due to the full reversal of the Company’s tax valuation allowance in North America of $7.8 million in fiscal 2021. The 2022 effective rate of 22.5% differed from the statutory rate of 21% primarily due to state tax income expense. The 2021 effective rate of 6.8% differed from the statutory rate of 21% primarily due to the tax benefit resulting from the reversal of the $7.8 million valuation allowance in North America.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation, and Amortization

We believe that earnings before interest, taxes, depreciation, and amortization ("EBITDA") provides meaningful information about our operational efficiency by excluding the impact of differences in tax jurisdictions and structures, debt levels, and capital investment. Additionally, this measure is the metric used for portions of the Company's incentive compensation structure. This measure is not in accordance with, or an alternative to, GAAP. The most comparable GAAP measure is income before income taxes, or pre-tax income. EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measures for comparisons with other companies. The following table sets forth, for the periods indicated, the components of EBITDA (dollars in millions):

	Fiscal year ended
	January 28, 2023	January 29, 2022
Income before income taxes (pre-tax)	61,924	50,710
Interest expense (income), net	19	(5)
Depreciation and amortization expense	12,482	12,276
Earnings before interest, taxes, depreciation, and amortization	$ 74,425	$ 62,981

EBITDA for fiscal 2022 was $74.4 million, compared to $63.0 million for fiscal 2021, an increase of $11.4 million compared to the prior year period. The overall increase in EBITDA was due to increased consolidated revenues, allowing for a leverage of fixed occupancy and payroll costs compared to the prior year.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening, remodeling or reformatting of stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through cash generated from operations.

	Fiscal year ended
	January 28,	January 29,
	2023	2022
Net cash provided by operating activities	$47,276	$28,077
Net cash used in investing activities	(13,634)	(8,130)
Net cash used in financing activities	(25,056)	(22,456)
Effect of exchange rates on cash	767	514
Increase (decrease) in cash, cash equivalents and restricted cash	$9,353	$(1,995)

Operating Activities. Cash flows provided by operating activities were $47.3 million and $28.1 million in fiscal years 2022 and 2021, respectively. Cash flows from operating activities increased in fiscal 2022 as compared to fiscal 2021 primarily driven by a decrease in cash spent on inventory purchases in fiscal 2022 compared to fiscal 2021.

Investing Activities. Cash flows used in investing activities were $13.6 million and $8.1 million in fiscal years 2022 and 2021, respectively. Cash used in investing activities in fiscal 2022 increased as compared to fiscal 2021 primarily driven by an increase in spending on capital expenditures related to information technology projects and new store openings.

Financing Activities. Financing activities used cash of $25.1 million in fiscal 2022 compared to $22.5 million in fiscal 2021. Cash used in financing activities in fiscal 2022 increased as compared to fiscal 2021, driven primarily by the repurchases of our common stock for $24.1 million throughout fiscal 2022, offset by the payment of a special cash dividend of $19.9 million in fiscal 2021.

Capital Resources. As of January 28, 2023, we had a cash balance of $42.2 million, of which 72% was domiciled within the U.S.

On November 21, 2022, we entered into a Second Amendment to the Revolving Credit and Security Agreement with PNC Bank, National Association, as agent. The Second Amendment amended the Revolving Credit and Security Agreement, dated as of August 25, 2020 as amended by the First Amendment, dated as of December 17, 2021. In light of the upcoming cessation of LIBOR, the Second Amendment (i) changed the interest calculation from a LIBOR based reference rate to secured overnight financing rate (“SOFR”) based reference rate, (ii) updated the mechanics to use a future reference rate in the event that SOFR is no longer available, (iii) updated various provisions regarding compliance with sanctions and anti-money laundering laws, and (iv) implemented certain other technical amendments.

As a result, any borrowings under the Credit Agreement will bear interest by reference to, at our option, either (a) a base rate determined under the Credit Agreement, or (b) at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the Credit Agreement, as such rates and floor were reduced by the First Amendment.

At the closing date of the Second Amendment, we had a $500,000 letter of credit issued and no outstanding indebtedness under the Credit Agreement and the Company is currently in compliance with the Credit Agreement covenants. As of January 28, 2023, the Company had a borrowing base of $25.0 million. As a result of a $500,000 letter of credit against the line of credit at the end of fiscal 2022, approximately $24.5 million was available for borrowing. As of January 28, 2023, the Company had no outstanding borrowings.

We ended fiscal 2022 with $42.2 million in cash, cash equivalents and restricted cash after investing $13.6 million in capital projects throughout the year.

During fiscal 2022, we utilized $24.1 million in cash to repurchase 1,533,503 shares under the $25.0 million program that was authorized by our Board of Directors on November 30, 2021 and the $50.0 million program authorized by our Board of Directors in August 31, 2022, which was authorized after we completed the share repurchase program authorized on November 30, 2021. As of April 10, 2023, we have repurchased a total of $6.6 million under the program that was authorized in August 2022 to purchase 388,762 shares, of which $3.1 million was utilized in fiscal 2023 to repurchase 132,385 shares. Under the plan authorized in August 2022, we have $43.4 million available as of April 10, 2023.

During the first quarter of fiscal 2023, we made a $21.6 million special dividend payment to shareholders for the dividend declared by our Board of Directors on March 8, 2023.

As of January 28, 2023, we had restricted cash of $0.5 million compared to $1.0 million as of January 29, 2022. The decrease in restricted cash is the result of a reduction to our required deposit with the U.K. Customs Authority.

During fiscal 2021, we renegotiated a large portion of our store lease portfolio resulting in a combination of rent reductions, deferments, and abatements in North America, the U.K. and Ireland. These prior year negotiations and new leases, extensions, and modification in fiscal 2022 have increased the percentage of leases with variable rent structures resulting in the increase in variable rent expense in fiscal 2022 compared to fiscal 2021.

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

Capital spending in fiscal 2022 totaled $13.6 million and was primarily used to support our ongoing omnichannel strategy and digital initiatives.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. Additional information is provided in the notes to our consolidated financial statements. As of January 28, 2023, we had purchase obligations totaling approximately $87.5 million, of which $27.5 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We have no off-balance sheet arrangements as of January 28, 2023.

Inflation

The impact of inflation on the Company's business operations was seen throughout fiscal 2021 and continued to adversely affect our business in fiscal 2022, mainly in freight and other supply chain related costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products, accelerated purchases of inventory, and leveraging occupancy and distribution costs. We expect the inflationary pressures experienced in fiscal 2022 to continue into fiscal 2023, specifically in supply chain costs and minimum wage increases but do expect to see a reduction of freight costs compared to the prior year. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2023 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia-Ukraine conflict and tension between China and Taiwan. We cannot provide an estimate or range of impact that such inflations may have our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates due to the need to maintain higher inventory reserves.

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

During fiscal 2022, we recorded immaterial impairment charges. In fiscal 2021, we recorded no impairment charges on long-lived assets. As a measure of sensitivity for fiscal 2022, a hypothetical 10% decrease in the undiscounted future cash flows for the stores would have resulted in immaterial impairments for the year.

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

In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination fees, severance and other charges. Impairment losses in the future are dependent on a number of factors such as site selection, general economic trends, public health issues (such as COVID), and thus could be significantly different than historical results. The assumptions used in future calculations of fair value may change significantly which could result in further impairment charges in future periods.

Revenue Recognition

For our gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Three-quarters of our gift cards are redeemed within three years of issuance and over the last three years, approximately 60% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to our customers' redemption pattern using an estimated breakage rate based on historical experience. The Company utilizes historical redemption data to develop a model to analyze the amount of breakage expected for gift cards sold to customers and business partners. The Company reviews historical gift card redemption information and considers any changes in redemption patterns as a result of the current economic environment, to assess the reasonableness of projected gift card breakage rates and patterns of redemption. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Future gift card usage may be different than our historical experience and as a result our estimate of cards not expected to be redeemed is subject to inherent uncertainty. If actual redemption activity differs significantly from our historical experience, our gift card liability and results of operations could be materially impacted, given the significant dollar value of gift cards outstanding. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2022 would have resulted in a change in breakage revenue of $1.0 million.

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

The majority of our leases do not provide an implicit rate and therefore, we estimate the incremental borrowing discount rate on a periodic basis. The discount rates used are indicative of a synthetic credit rating based on quantitative and qualitative analysis and adjusted one notch higher to estimate a secured credit rating. For non-U.S. locations, a risk-free rate yield based on the currency of the lease is used to estimate the incremental borrowing rate.

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. When evaluating if a valuation allowance is necessary, we evaluate the sustained profitability and three years of cumulative income in each jurisdiction and consider the Company’s ability to carry back its tax losses or credits for refunds, the availability of tax planning strategies, reversals of existing taxable temporary differences and projections of future taxable income. In the fourth quarter of fiscal 2022, we performed an analysis of all available positive and negative evidence. As we had incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, we evaluated the realizability of our UK deferred tax assets and, accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets. Although as of January 28, 2023 the U.K. has three-year cumulative income, we have maintained a full valuation allowance in the U.K. due to a lack of sustained profitability and economic uncertainty in the country.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of January 28, 2023 and January 29, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 28, 2023, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2023. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page 36.

 In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 28, 2023 is effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Build-A-Bear Workshop, Inc. and Subsidiaries’ internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries  as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations and comprehensive income , stockholders’ equity and cash flows for each of the two years in the period ended January 28, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated April 13, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

April 13, 2023

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” and “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on June 8, 2023, is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 59, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine Worldwide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Eric Fencl, 60, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, Mr. Fencl now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, Mr. Fencl held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave Leighton Paisner LLP (formerly known as Bryan Cave LLP). Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 57, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Effective June 2020, he now holds the title of Chief Operations and Experience Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 50, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear. In March 2016, she became Chief Merchandising Officer and, effective June 2020, she now holds the title of Chief Digital and Merchandising Officer. Ms. Kretchmar serves on the Board of Directors of Mace Security International, Inc., a publicly traded personal security company. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand

Management with the Stride Rite Children’s Group of Wolverine Worldwide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands, including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 48, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine Worldwide, Inc., a leading global footwear and apparel company, where since September 2013 Mr. Todorovic served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 Mr. Todorovic was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 Mr. Todorovic was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	177,519	$14.20	186,624
Total	177,519	$14.20	186,624

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended January 28, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated April 13, 2023 expressed an unqualified opinion thereon.

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

Revenue recognition - gift card breakage

Description of the Matter	As described in Note 3, for the Company’s gift cards, revenue is deferred for single transactions until redemption. The unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. For the year ended January 28, 2023, net retail sales included gift card breakage revenue of $5.1 million.

Auditing the Company’s breakage revenue related to unredeemed gift cards was complex and judgmental due to the complexity of the model and the subjectivity related to the judgments that are made by the Company to estimate the breakage rate.  Further, given the magnitude of the Company’s gift card liability, changes in breakage rates have a significant impact on the amount of breakage revenue recognized.

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

St. Louis, Missouri

April 13, 2023

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 28,	January 29,
	2023	2022

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$42,198	$32,845
Inventories, net	70,485	71,809
Receivables, net	15,374	11,701
Prepaid expenses and other current assets	19,374	13,643
Total current assets	147,431	129,998

Operating lease right-of-use asset	71,791	77,671
Property and equipment, net	50,759	48,966
Deferred tax assets	6,592	7,613
Other assets, net	4,221	2,076
Total Assets	$280,794	$266,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,286	$21,849
Accrued expenses	37,358	25,543
Operating lease liability short term	27,436	25,245
Gift cards and customer deposits	19,425	20,937
Deferred revenue and other	6,646	3,808
Total current liabilities	101,151	97,382

Operating lease liability long term	59,080	73,307
Other long-term liabilities	1,446	1,952

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at January 28, 2023 and January 29, 2022	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,802,338 and 16,146,332 shares, respectively	148	162
Additional paid-in capital	69,868	75,490
Accumulated other comprehensive loss	(12,274)	(12,470)
Retained earnings	61,375	30,501
Total stockholders' equity	119,117	93,683
Total Liabilities and Stockholders' Equity	$280,794	$266,324

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Dollars in thousands, except share and per share data)

	Fiscal year ended
	January 28,	January 29,
	2023	2022

Revenues:
Net retail sales	$446,181	$397,690
Commercial revenue	18,523	11,505
International franchising	3,233	2,327
Total revenues	467,937	411,522

Costs and expenses:
Cost of merchandise sold - retail	211,489	186,382
Cost of merchandise sold - commercial	8,591	5,648
Cost of merchandise sold - international franchising	1,985	1,537
Total cost of merchandise sold	222,065	193,567
Consolidated gross profit	245,872	217,955
Selling, general and administrative expense	183,929	167,250
Interest expense (income), net	19	(5)
Income before income taxes	61,924	50,710
Income tax expense	13,939	3,445
Net income	$47,985	$47,265

Foreign currency translation adjustment	196	145
Comprehensive income	$48,181	$47,410

Income per common share:
Basic	$3.21	$3.06
Diluted	$3.15	$2.93

Shares used in computing common per share amounts:
Basic	14,940,770	15,460,634
Diluted	15,249,819	16,122,583

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, January 30, 2021	$159	$72,822	$(12,615)	$6,942	$67,308

Stock-based compensation expense	-	1,691	-	-	1,691
Shares issued under employee stock plans	7	3,866	-	-	3,873
Shares withheld in lieu of tax withholdings	(2)	(1,757)	-	-	(1,759)
Share Repurchase	(2)	(1,132)	-	(3,224)	(4,358)
Cash dividends	-	-	-	(20,482)	(20,482)
Other comprehensive income	-	-	145	-	145
Net income	-	-	-	47,265	47,265

Balance, January 29, 2022	$162	$75,490	$(12,470)	$30,501	$93,683

Stock-based compensation expense	-	1,547	-	-	1,547
Shares issued under employee stock plans	3	2,082	-	-	2,085
Shares withheld in lieu of tax withholdings	(1)	(2,178)	-	-	(2,179)
Share Repurchase	(16)	(7,073)	-	(17,083)	(24,172)
Other	-	-	-	(28)	(28)
Other comprehensive income	-	-	196	-	196
Net income	-	-	-	47,985	47,985

Balance, January 28, 2023	$148	$69,868	$(12,274)	$61,375	$119,117

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year ended
	January 28,	January 29,
	2023	2022

Cash flows provided by operating activities:
Net income	$47,985	$47,265
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,482	12,276
Share-based and performance-based stock compensation	2,559	2,631
Impairment of right-of-use assets and fixed assets	25	-
Deferred taxes	992	(7,613)
Provision/adjustments for doubtful accounts	(820)	(297)
Loss on disposal of property and equipment	110	97
Change in assets and liabilities:
Inventories, net	357	(25,126)
Receivables, net	(3,045)	(3,233)
Prepaid expenses and other assets	(8,520)	(2,579)
Accounts payable and accrued expenses	(360)	9,561
Operating leases	(5,899)	(8,193)
Gift cards and customer deposits	(1,485)	1,917
Deferred revenue	2,895	1,371
Net cash provided by operating activities	47,276	28,077
Cash flows used in investing activities:
Capital expenditures	(13,634)	(8,130)
Net cash used in investing activities	(13,634)	(8,130)
Cash flows used in financing activities:
Proceeds from exercise of employee equity awards, net of tax	(592)	1,835
Purchases of Company's common stock	(24,172)	(4,358)
Cash dividends paid on vested participating securities	(292)	(19,933)
Net cash used in financing activities	(25,056)	(22,456)
Effect of exchange rates on cash	767	514
Increase (decrease) in cash, cash equivalents and restricted cash	9,353	(1,995)
Cash, cash equivalents and restricted cash, beginning of period	32,845	34,840
Cash, cash equivalents and restricted cash, end of period	$42,198	$32,845

Reconciliation of cash, cash equivalents and restricted cash (1)
Cash and cash equivalents	$41,748	$31,808
Restricted cash from long-term deposits	450	1,037
Total cash, cash equivalents and restricted cash	$42,198	$32,845

Net cash paid during the period for income taxes	$10,327	$10,378

(1) See cash, cash equivalents and restricted cash in Note 2 - Summary of Significant Accounting Policies for further discussion.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”) is a multi-channel retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 350 corporately-managed locations operated primarily in leased mall locations in the U.S., Canada, Ireland, and the U.K. along with its e-commerce sites. As of the balance sheet date, operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements. The Company also sold product through its "third-party retail" model at 70 stores in which it sells its products on a wholesale basis to other companies that then in turn execute the Company's retail experience.

The Company’s consolidated financial statements have been prepared in accordance U.S. GAAP. Certain amounts in prior fiscal periods have been reclassified to conform to current year presentation with no impact to the consolidated statement of operations and comprehensive income.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to January 31. The periods presented in these financial statements are fiscal 2022 (52 weeks ended January 28, 2023) and fiscal 2021 (52 weeks ended January 29, 2022). References to years in these financial statements relate to fiscal years or year ends rather than calendar years. The Company notes that fiscal 2023 will contain an additional week, making it a 53-week fiscal year. The additional week will be reflected in the Company's fourth quarter of fiscal 2023.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and short-term highly liquid investments with an original maturity of three months or less held in both domestic and foreign financial institutions. In addition, the Company has a long-term deposit to satisfy contractual terms with the UK Customs Authority (unrelated to the matter discussed in Note 10 - Commitments and Contingencies). The Company also has deposits from franchisees under contractual agreements which are refundable. The long-term and franchisee deposits are considered restricted cash and disclosed within the supplemental disclosure within the consolidated statement of cash flows. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions.

The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash, cash equivalents, and restricted cash.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $4.7 million and $4.4 million as of January 28, 2023 and January 29, 2022, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $1.1 million and $0.9 million as of  January 28, 2023 and January 29, 2022, respectively.

Receivables

Receivables consist primarily of amounts due to the Company in relation to wholesale and corporate product sales, franchisee royalties and product sales, tenant allowances, certain amounts due from taxing authorities, receivables due from insurance providers, and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, the Company has established an allowance for doubtful accounts of $5.9 million and $7.1 million as of  January 28, 2023 and January 29, 2022, respectively.

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

The Company's leases typically contain rent escalations over the lease term and the Company recognizes expense for these leases on a straight-line basis over the lease term. The Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as part of the lease right-of-use asset. Some of the Company's leases include rent escalations based on inflation indexes and fair market value adjustments. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the store’s sales in excess of stipulated amounts. Certain leases contain rental provisions that only include a provision for a percentage of a store's total sales, instead of a fixed base rent amount.

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

Other Assets, net

Other assets consist primarily of the non-current portion of prepaid income taxes and deferred costs related to franchise agreements, financing agreements, and capitalized film production costs. Deferred franchise costs are initial costs related to the Company’s franchise agreements that are deferred and amortized over the life of the respective franchise agreement. Deferred financing costs are the initial issuance costs and fees incurred in obtaining the Company's new credit agreement. The Company had no outstanding borrowings at the beginning of the facility or at of the date of the second amendment, therefore these costs and fees incurred for the original agreement and amendment were recorded as a deferred asset and the unamortized costs will be amortized over the length of the amended agreement. Film production costs include capitalizable direct costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value.

Long-lived Assets

Whenever facts and circumstances indicate that the carrying value of a long-lived asset (asset group) and right-of-use operating lease assets  may not be recoverable, the carrying value of those assets is reviewed for potential impairment. If this review indicates that the carrying value of the asset (asset group) will not be recovered, as determined based on projected undiscounted cash flows related to the asset (asset group) over its remaining life, the carrying value of the asset (asset group) is reduced to its estimated fair value. The Company typically performs an annual assessment of its store assets in the DTC segment, based on operating performance and forecasts of future performance. For the purposes of evaluating store assets for impairment, the Company has determined that each store location is an asset group, inclusive of the right-of-use asset attributable to each store. In periods where the Company identifies indicators of impairment for its store fleet, the Company performs a recoverability test for these assets by comparing the estimated undiscounted future cash flows over the remaining useful life of the asset (asset group) to the carry value of the asset (asset group). The estimated undiscounted future cash flows involve expectations for future operations and projected cash flows, including estimates of revenue, operating expenses and market conditions. Based on this, the Company determines if certain stores had long-lived and right-of-use assets with carrying values that exceed their estimated undiscounted future cash flows for the remaining useful life of the respective assets.

An impairment charge is recognized to the extent the carrying value exceeded the fair value of the asset (asset group). The Company estimates fair values of these long-lived assets based on its discounted future cash flow analysis for the remaining useful life of the asset or its market rent assessment. An individual asset within an asset group is not impaired below its estimated fair value. Asset impairment charges are recorded within the cost of merchandise sold - retail expense within the Consolidated Statement of Operations and Comprehensive Income. The Company's analysis identified indicators of impairment at one retail location and the Company incurred immaterial impairment charges during fiscal 2022 for long-lived assets in the Company's DTC segment. The Company incurred immaterial impairment charges during fiscal 2021 for long-lived assets.

The estimates, all of which are considered Level 3 inputs, used to calculate the fair value of the asset (asset group) include: the Company’s expectations for future operations and projected cash flows, including revenues, operating expenses including market rents, and market conditions. Changes in these estimates could have an impact on whether long-lived store assets should be further evaluated for impairment and could have a significant impact on the resulting impairment charge.

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

Costs of entertainment productions are subject to recoverability assessments, whenever events or changes in circumstances indicate that the fair value of the film  may be less than the unamortized cost, which for content predominantly monetized individually, involves comparing the estimated fair values with the unamortized cost. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the entertainment assets. The discounted cash flow analysis includes cash flow estimates of ultimate revenue as well as a discount rate (a Level 3 fair value measurement). The discount rate used in the Company’s discounted cash flow model reflects the time value of money, expectations about variation in the amount or timing of the most likely cash flows, and the price market participants would seek for bearing the uncertainty inherent with the film asset. The amount by which the unamortized costs of entertainment assets exceed their estimated fair values are written off. As of  January 28, 2023 and January 29, 2022, the Company had capitalized entertainment production costs of $2.9 million and $0.8 million, respectively. The  January 28, 2023 balance for entertainment production costs is mostly comprised of several in-development entertainment projects.

In  October 2021, the Company released the film Honey Girls and began recording film cost amortization. The Company does not have any history with this type of entertainment transaction, therefore the Company made a reasonable estimate of ultimate revenues for the film in determining amortization of the capitalized entertainment production costs. The Company released an entertainment production that was not material to the Company in fiscal 2022. The Company recorded $0.3 million and $0.0 million in film cost amortization during fiscal 2022 and fiscal 2021, respectively, within the Selling, general and administrative line in the Consolidated Statement of Operations and Comprehensive Income and includes it in the financial information of the Commercial reportable segment presented in Note 15 - Segment Information.

Revenue

See Note 3 — Revenue for additional accounting information.

Cost of Merchandise Sold

Cost of merchandise sold - retail includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; store occupancy cost, including store depreciation; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to consumers. Cost of merchandise sold - commercial includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to consumers.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include store payroll and related benefits, advertising, credit card fees, store supplies and store closing costs, as well as central office management payroll and related benefits, travel, information systems, accounting, insurance, legal, and public relations costs. It also includes depreciation and amortization of central office leasehold improvements, furniture, fixtures, and equipment. In addition, bad debt expenses and accounts receivable related charges are included. Further, it includes store preopening expenses which represent costs incurred prior to store openings, remodels and relocations including certain store set-up, labor and hiring costs, rental charges, payroll, government grants, marketing, travel and relocation costs and recoveries.

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $19.6 million and $16.4 million for fiscal years 2022 and 2021, respectively.

Government Grants

As a result of the pandemic, governments enacted relief legislation and stimulus packages to help combat the economic effects through such things as payroll expense reimbursement and business and restart grants. Due to the nature of these grants relating to income, they can be presented in  one of  two ways: (1) a credit in the income statement under a general heading such as "other income" or (2) as a reduction to the related expense. The Company applied for reimbursement of payroll expenses in certain jurisdictions through COVID related government programs for payroll paid to employees who were paid while  not providing services to the Company and for business and restart grants from the U.K government for businesses in the retail, hospitality and leisure sectors. The Company recorded a reduction of expenses of  $0.0 million and $ 0.9 million for the  fifty-two weeks ended January 28, 2023 and January 29, 2022, respectively, related to these wages within the Selling, general and administrative line in the Consolidated Statement of Operations and Comprehensive Income. The business and restart grants in the U.K. for businesses in the non-essential retail, hospitality and leisure sectors, were applied for on a per-property basis to support businesses through the latest lockdown restrictions. For the fifty-two weeks ended January 28, 2023 and January 29, 2022, the Company recorded business and restart grants of  $0.0  million and $ 1.4 million, respectively. These amounts were recorded within the Selling, general and administrative line in the Condensed Consolidated Statement of Operations and Comprehensive Income.

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

Stock-Based Compensation

The Company has share-based compensation plans covering certain management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC 718 Compensation - Stock Compensation. The Company recognizes compensation cost for graded-vested equity awards on a straight-line basis over the requisite service period for the entire award and forfeitures as they occur. See Note 12 — Stock Incentive Plans for additional information.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation adjustments.

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of January 28, 2023, the current portions of the assets and related liabilities of $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying Consolidated Balance Sheets, and the non-current portions of the assets and the related liabilities of $0.7 million are presented in other assets, net and other liabilities in the accompanying Consolidated Balance Sheets. As of January 29, 2022, the current portions of the assets and related liabilities of $0.4 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying Consolidated Balance Sheets, and the non-current portions of the assets and the related liabilities of $0.6 million are presented in other assets, net and other liabilities in the accompanying Consolidated Balance Sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash, cash equivalents and restricted cash, receivables, short term investments, accounts payable and accrued expenses, approximates book value at  January 28, 2023 and January 29, 2022.

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

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded a loss of $0.6 million and $0.5 million related to foreign currency in fiscal 2022 and 2021, respectively.

Recent Accounting Pronouncements – Adopted in the current year

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", respectively. The ASUs provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. On November 21, 2022, the Second Amendment to the Company's Credit Agreement changed the reference rate from LIBOR to SOFR. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements – Pending adoption

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. As the Company is currently filing as a Smaller Reporting Company, this ASU is not effective until the fiscal year beginning after December 15, 2022. The Company will adopt this ASU on January 29, 2023, and the ASU adoption will not have a material impact on the Company's consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our financial condition or the results of our operations.

(3)	Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 15 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents nearly 95% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

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

Subsequent to stores reopening following shutdowns caused by COVID, the Company has experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced in fiscal 2022 and 2021 reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company utilizes historical redemption data to develop a model to analyze the amount of breakage expected for gift cards sold to customers and business partners. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. For the fifty-two weeks ended January 28, 2023 and January 29, 2022, net retail sales included gift card breakage revenue of $5.1 million and $6.5 million, respectively.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certifications daily for those loyalty program members who have earned 100 or more points in the previous day in North America and 50 points or more in the U.K. with certifications historically expiring in six months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchisees, and employee compensation. Accordingly, the Company’s policy is to capitalize the finder’s fee, an incremental cost, and expense all other costs as incurred.  Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously.

(4)	Leases

The table below presents information related to the lease costs for operating leases for the periods presented (in thousands).

	For the Year Ended
	January 28, 2023	January 29, 2022

Operating lease costs	$34,738	$34,183
Variable lease costs(1)	10,081	6,718
Short term lease costs	47	56
Total Operating Lease costs	$44,866	$40,957

(1) Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the periods presented (in thousands).

	For the Year Ended
	January 28, 2023	January 29, 2022
Operating cash flows for operating leases	$37,285	$43,627

Operating cash flows for operating leases for fiscal 2022 decreased from the operating cash flows for operating leases for the same periods in fiscal 2021, as the Company made payments related to lease deferrals in fiscal 2021 that were negotiated in fiscal 2020 during the pandemic.

As of January 28, 2023, the weighted-average remaining operating lease term was 4.1 years and the weighted-average discount rate was 6.2% for operating leases recognized on the consolidated balance sheet.

The Company recorded immaterial impairment charges during fiscal 2022 against its right-of-use operating lease assets in the Company's DTC segment. The Company recorded no impairment charges for fiscal 2021 on its right-of-use lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2023	31,743
2024	25,218
2025	16,418
2026	9,581
2027	6,156
Thereafter	8,969
Total minimum lease payments	98,085
Less: amount of lease payments representing interest	(11,569)
Present value of future minimum lease payments	86,516
Less: current obligations under leases	(27,436)
Long-term lease obligations	$59,080

As of January 28, 2023, the Company had an additional executed lease that had not yet commenced for one retail location with operating lease liabilities totaling $3.6 million that will commence in the first quarter of fiscal 2023 with a lease term of ten years.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 28,	January 29,
	2023	2022
Prepaid occupancy (1)	$2,196	$2,656
Prepaid merchandise (2)	6,047	-
Prepaid insurance	1,221	929
Prepaid gift card fees	835	1,545
Prepaid royalties	301	607
Prepaid taxes (3)	73	178
Other (4)	8,701	7,728
Total	$19,374	$13,643

(1) Prepaid occupancy consists of prepaid expenses related to non-lease components.

(2) Prepaid merchandise consists of prepaid purchase orders of inventory that are not in transit as of fiscal year end.

(3) Prepaid taxes consist of prepaid federal and state income tax.

(4) Other consists primarily of prepaid expenses related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	January 28,	January 29,
	2023	2022
Entertainment production asset	$2,939	$833
Deferred compensation	853	697
Other (1)	429	546
Total	$4,221	$2,076

(1) Other consists primarily of deferred financing costs related to the Company's credit facility.

(6)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	January 28,	January 29,
	2023	2022
Land	$2,261	$2,261
Furniture and fixtures	26,134	26,405
Machinery and equipment	15,556	15,355
Leasehold improvements	98,808	99,043
Building	14,969	14,970
Computer hardware	21,509	20,415
Computer software	25,696	23,924
Construction in progress	10,895	4,952
	215,828	207,325
Less accumulated depreciation	165,069	158,359
Total, net	$50,759	$48,966

For fiscal 2022 and 2021, depreciation expense was $12.5 million and $12.3 million, respectively.

The Company recorded immaterial impairment charges during fiscal 2022 for long-lived assets in the Company's DTC segment. The Company recorded no impairment charges during fiscal 2021 for long-lived assets.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 28,	January 29,
	2023	2022
Accrued wages, bonuses and related expenses	$23,767	$21,688
Sales tax payable	4,561	2,146
Accrued rent and related expenses (1)	1,512	1,093
Current income taxes payable	3,418	616
Accrued expense - other (2)	4,100	-
Total	$37,358	$25,543

(1) Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2) Accrued expense - other consists of accrued costs associated with a legal reserve accrual.

For fiscal 2022 and 2021, defined contribution expense was $1.4 million and $1.1 million, respectively, included within Accrued wages, bonuses and related expenses.

(8)	Income Taxes

The Company’s income before income taxes from domestic and foreign operations (which include the U.K., Canada, Ireland, China, and Denmark (prior to its closing in January 2021)), is as follows (in thousands):

	Fiscal year ended
	January 28,	January 29,
	2023	2022
Domestic	$57,595	$46,473
Foreign	4,329	4,237
Total income (loss) before income taxes	$61,924	$50,710

The components of the income tax expense are as follows (in thousands):

	Fiscal year ended
	January 28,	January 29,
	2023	2022

Current:
U.S. Federal	$10,190	$8,921
U.S. State	2,617	2,017
Foreign	30	128
Deferred:
U.S. Federal	368	(4,870)
U.S. State	285	(2,140)
Foreign	449	(611)
Income tax expense	$13,939	$3,445

The provision for income taxes was $13.9 million in fiscal 2022 compared to $3.4 million in fiscal 2021. The 2022 effective rate of 22.5% differed from the statutory rate of 21% primarily due to state income tax expense. The 2021 effective rate of 6.8% differed from the statutory rate of 21% primarily due to the tax benefit resulting from the reversal of the $7.8 million valuation allowance in North America.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	January 28,	January 29,
	2023	2022

Deferred tax assets:
Operating lease liability	$21,877	$27,504
Deferred revenue	3,116	3,228
Accrued compensation	2,941	2,678
Net operating loss carryforwards	2,776	3,496
Depreciation	1,581	1,636
Investment in affiliates	1,576	1,583
Accrued expenses	1,213	820
Deferred compensation	962	1,149
Inventories	842	634
Receivables write-offs	563	704
Carryforward of tax credits	311	227
Intangible assets	240	321
Other	404	920
Total gross deferred tax assets	38,402	44,900
Less: Valuation allowance	(8,000)	(9,795)
Total deferred tax assets, net of valuation allowance	30,402	35,105

Deferred tax liabilities:
Operating lease right-of-use assets	(17,828)	(21,395)
Depreciation	(3,634)	(4,369)
Deferred expense	(1,402)	(1,708)
Inventories	(928)	-
Other	(18)	(20)
Total deferred tax liabilities	(23,810)	(27,492)
Net deferred tax assets	$6,592	$7,613

As of January 28, 2023, the Company had gross net operating loss (NOL) carryforwards of approximately $11.1 million, most of which relate to the U.K. where NOLs have no expiration date.

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

As of January 28, 2023, the Company had total unrecognized tax benefits of $0.1 million, of which approximately $0.1 million would favorably impact the Company’s provision for income taxes if recognized. As of January 29, 2022, the Company had total unrecognized tax benefits of $0.3 million, of which approximately $0.3 million would favorably impact the Company’s provision for income taxes if recognized. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included within other liabilities in the consolidated balance sheets were less than $0.1 million for both years ended as of  January 28, 2023 and January 29, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the consolidated statement of operations. For the years ended  January 28, 2023 and  January 29, 2022, the Company recognized a benefit of less than $0.1 million for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 28,	January 29,
	2023	2022

Balance at beginning of year	334	170
Increases for prior year tax positions	-	164
Settlements	(268)	-
Balance at end of year	66	334

Management estimates it is reasonably possible that the amount of unrecognized tax benefits could decrease by as much as $0.1 million in the next twelve months as a result of the resolution of audits currently in progress involving issues common to multinational corporations.

The following tax years remain open in the Company’s major taxing jurisdictions as of January 28, 2023:

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

The Credit Agreement requires the Company to comply with one financial covenant, specifically, that the Company maintain availability (as determined in accordance with the Credit Agreement) at all times equal to or greater than the greater of (a) 10.0% of the Loan Cap and (b) $1,875,000 (subject to increase upon exercise of the Increase Option). The “Loan Cap” is the lesser of (1) $25,000,000 less the outstanding amount of loans and letters of credit under the Credit Agreement and (2) the borrowing base from time to time under the Credit Agreement.

The Credit Agreement contains customary events of default, including without limitation events of default based on payment obligations, material inaccuracies of representations and warranties, covenant defaults, final judgments and orders, unenforceability of the Credit Agreement, material ERISA events, change in control, insolvency proceedings, and defaults under certain other obligations. An event of default may cause the applicable interest rate and fees to increase by 2% until such event of default has been cured, waived, or amended.

The Credit Agreement contains typical negative covenants, including, among other things, that the Borrower will not incur indebtedness except for permitted indebtedness or make any investments except for permitted investments, declare dividends or repurchase its stock except as permitted, acquire any subsidiaries except in connection with a permitted acquisition, or merge or consolidate with any other entity or acquire all or substantially all of the assets of any other company outside the ordinary course of business.

At the closing date of the Second Amendment, the Company had a $500,000 letter of credit issued and no outstanding indebtedness under the Credit Agreement; which expires on December 17, 2026, and' the Company is currently in compliance with the Credit Agreement covenants. As of January 28, 2023, the Company had a borrowing base of $25.0 million. As a result of a $0.5 million letter of credit against the line of credit at the end of fiscal 2022, approximately $24.5 million was available for borrowing. The Company had no outstanding borrowings as of January 28, 2023.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the lower tribunal in November 2019 and upper tribunal in March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early  November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of January 28, 2023, the Company had a gross receivable balance of $4.5 million and a reserve of $3.5 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

In August 2021, a putative class action lawsuit was filed against Build-A-Bear Workshop, Inc., asserting claims under the Telephone Consumer Protection Act (the "TCPA") alleging that the Company continued to send marketing text messages to mobile phone numbers registered on the National Do Not Call Registry after allegedly opting-out of receiving them. Statutory damages under the TCPA are assessed at $500 per violation (i.e. per text message), and up to $1,500 per violation if the violation was knowing or willful. The Company has reached a settlement with the Plaintiff and an insurance carrier which, if the settlement receives final approval by the Court, is not expected to result in a significant expense for the Company.

(11)	Net Income Per Share

The Company computes both basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Fiscal year ended
	January 28,	January 29,
	2023	2022
NUMERATOR:
Net income before allocation of earnings to participating securities	$47,985	$47,265
Less: Earnings allocated to participating securities	-	-
Net income	$47,985	$47,265

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,940,770	15,460,634
Dilutive effect of share-based awards:	309,049	661,949
Weighted average number of common shares outstanding - dilutive	15,249,819	16,122,583
Basic income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$3.21	$3.06
Diluted income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$3.15	$2.93

In calculating diluted earnings per share for fiscal 2022 and 2021, options to purchase 49,133 and 52,812 shares of common stock, respectively, were outstanding at the end of the period, but were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

(12)	Stock Incentive Plans

In 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan which the Company amended and restated in 2009 and 2014 (collectively, the Incentive Plans). In 2017, the Company adopted the Build-A-Bear Workshop, Inc 2017 Omnibus Incentive Plan

On  April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). On  June 11, 2020, at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board (the "Compensation Committee"), permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the 2020 Incentive Plan. The 2020 Incentive Plan will terminate on  April 14, 2030, unless terminated earlier by the Board. The number of shares of the Company’s common stock authorized for issuance under the 2020 Incentive Plan is 1,000,000, plus shares of stock that remained available for issuance under the 2017 Incentive Plan at the time the 2020 Incentive Plan was approved by the Company’s stockholders, and shares that are subject to outstanding awards made under the 2017 Incentive Plan that on or after  April 14, 2020  may be forfeited, expire or be settled for cash.

For the fifty-two weeks ended January 28, 2023 and January 29, 2022, Selling, general and administrative expense included stock-based compensation expense of $2.6 million and $2.6 million, respectively. As of January 28, 2023, there was $3.0 million of total unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of 1.6 years.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding, January 31, 2022	318,569	13.23
Granted	-	-
Exercised	(133,685)	11.87
Canceled or expired	(7,365)	14.47
Outstanding, January 28, 2023	177,519	$14.20	3.1	$1.8

Options Exercisable as of:
January 28, 2023	177,519	$14.20	3.1	$1.8

There were no options granted during fiscal 2022 or 2021. The expense recorded related to options granted in fiscal 2018 and prior were determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options.

The total grant date fair value of options exercised in fiscal 2022 was $0.8 million and the total intrinsic value was $1.3 million. The total grant date fair value of options exercised in fiscal 2021 was $1.8 million and the total intrinsic value was $4.3 million. The Company generally issues new shares to satisfy option exercises.

Future total shares available for option, non-vested stock and restricted stock grants were 186,624 and 416,391 at the end of 2022 and 2021, respectively.

(b)	Restricted Stock

The Company granted restricted stock awards that vest over a one to three-year period. Recipients of time-based restricted stock awards have the right to vote and receive dividends as to all unvested shares, however, the receipt of such dividends is contingent on such time-based awards vesting. Recipients of performance-based restricted stock awards have the right to vote and receive dividends upon satisfaction of the performance criteria and certain of these awards’ dividend rights are also subject to time-based vesting. The following table is a summary of the balance and activity for the Plans related to unvested time-based and performance-based restricted stock granted as compensation to employees and directors for the periods presented:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2022	463,580	$5.43	306,280	$3.56
Granted	82,154	18.29	84,579	18.03
Vested	(257,751)	5.78	(88,721)	5.61
Canceled or expired	—	-	(7,090)	5.61
Outstanding, January 28, 2023	287,983	$8.78	295,048	$8.13

In fiscal 2022, the Committee awarded three-year performance-based restricted stock, established specific profitability and revenue objectives for fiscal 2022, 2023, and 2024, and assigned a weighting to each objective. Profitability is measured by the Company’s achievement of established compound annual growth for consolidated EBITDA. Revenue will be measured by the Company's achievement of revenue growth, by meeting established compound annual growth rate targets for cumulative total revenue. The target number of shares awarded was 84,579 with a weighted average grant date fair value of $18.03 per share. If profitability and revenue exceed the threshold objectives, the performance-based restricted stock award has a payout opportunity ranging from 25% to 200% of the target number of shares.

In fiscal 2021, the Committee awarded three-year performance-based restricted stock, established specific profitability and revenue objectives for fiscal 2021, 2022, and 2023, and assigned a weighting to each objective. Profitability is measured by the Company’s achievement of established cumulative consolidated EBITDA. Revenue will be measured by the Company's achievement of revenue growth, by meeting established compound annual growth rate targets for total web demand sales or cumulative total revenue objectives. The target number of shares awarded was 53,095 with a weighted average grant date fair value of $8.24 per share. If profitability and revenue exceed the threshold objectives, the performance-based restricted stock award has a payout opportunity ranging from 25% to 200% of the target number of shares.

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

As of  January 28, 2023, the Company had recorded aggregate expense for the fiscal 2020, 2021, and 2022 three-year performance-based restricted stock awards of $1.5 million.

The vesting date fair value of shares that vested in fiscal 2022 and 2021 was $2.0 million and $2.2 million, respectively.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2021 and fiscal 2022:

Common
Stock

Shares as of January 30, 2021	15,930,958
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	460,928
Share repurchase	(245,554)
Shares as of January 29, 2022	16,146,332
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	189,509
Share repurchase	(1,533,503)
Shares as of January 28, 2023	14,802,338

The Company's Board of Directors declared a special cash dividend of $1.50 per share that will be paid on April 6, 2023, to all stockholders of record as of March 23, 2023, following a $1.25 per share special cash dividend declared on November 30, 2021.

(14)	Major Vendors

Five vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 77%of inventory purchases in both 2022 and 2021.

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

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Fifty-two weeks ended January 28, 2023
Net sales to external customers	$446,181	$18,523	$3,233	$467,937
Income before income taxes	51,663	8,318	1,943	61,924
Capital expenditures	13,634	-	-	13,634
Depreciation and amortization	11,972	510	-	12,482
Fifty-two weeks ended January 29, 2022
Net sales to external customers	$397,690	$11,505	$2,327	$411,522
Income before income taxes	47,229	2,690	791	50,710
Capital expenditures	8,130	-	-	8,130
Depreciation and amortization	12,232	44	-	12,276

Total Assets as of:
January 28, 2023	$272,221	$7,466	$1,107	$280,794
January 29, 2022	$260,526	$3,310	$2,488	266,324

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

	North
	America (1)	Europe (2)	Other (3)	Total

Fifty-two weeks ended January 28, 2023
Net sales to external customers	$408,881	$55,854	$3,202	$467,937
Property and equipment, net	48,242	2,517	-	50,759
Fifty-two weeks ended January 29, 2022
Net sales to external customers	$357,839	$51,275	$2,408	$411,522
Property and equipment, net	45,789	3,177	-	48,966

For purposes of this table only:

(1)	North America includes corporately-managed stores in the United States and Canada.
(2)	Europe includes corporately-managed stores in the U.K. and Ireland.
(3)	Other includes franchise businesses outside of North America and Europe.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Other (1) (2)	Ending Balance
Deferred Tax Asset Valuation Allowance
2022	$9,795	$(478)	$(1,317)	$8,000
2021	15,401	(8,133)	2,527	9,795

Receivables Allowance for Doubtful Accounts
2022	$7,056	$2,105	$(3,289)	$5,872
2021	7,369	896	(1,209)	7,056

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

10.9	Revolving Credit and Security Agreement dated as of August 25, 2020 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 31, 2020).

10.9.1	First Amendment to Revolving Credit and Security Agreement dated as of December 17, 2021 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on December 22, 2021)

10.9.2	Second Amendment to Revolving Credit and Security Agreement dated as of November 21, 2022 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 23, 2022)

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

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 10 of the Registrant’s audited consolidated financial statements included herein)

21.1	List of Subsidiaries of the Registrant (incorporated by referenced to Exhibit 21.1 to our Annual Report on Form 10-K, for the year ended February 1, 2020)

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 13, 2023	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended January 28, 2023 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	April 13, 2023
Craig Leavitt

/s/ Maxine Clark	Director	April 13, 2023
Maxine Clark

/s/ George Carrara	Director	April 13, 2023
George Carrara

/s/ Robert L. Dixon, Jr.	Director	April 13, 2023
Robert L. Dixon, Jr.

/s/ Narayan Iyengar	Director	April 13, 2023
Narayan Iyengar

/s/ Lesli Rotenberg	Director	April 13, 2023
Lesli Rotenberg

/s/ Sharon John	Director and President and Chief Executive Officer	April 13, 2023
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	April 13, 2023
Voin Todorovic	(Principal Financial and Accounting Officer)