Form 10-Q
period 2023-04-29
BUILD-A-BEAR WORKSHOP INC
filed 2023-06-08
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2023

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

As of June 5, 2023, there were 14,527,013 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	April 29,	January 28,	April 30,
	2023	2023	2022
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,819	$42,198	$26,093
Inventories, net	66,489	70,485	77,366
Receivables, net	13,307	15,374	11,838
Prepaid expenses and other current assets	13,503	19,374	12,436
Total current assets	126,118	147,431	127,733

Operating lease right-of-use asset	73,780	71,791	72,126
Property and equipment, net	50,385	50,759	46,691
Deferred Tax Assets	6,642	6,592	7,609
Other assets, net	4,785	4,221	2,266
Total Assets	$261,710	$280,794	$256,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,686	$10,286	$19,930
Accrued expenses	27,272	37,358	23,444
Operating lease liability short term	27,843	27,436	23,470
Gift cards and customer deposits	18,637	19,425	18,770
Deferred revenue and other	5,010	6,646	3,881
Total current liabilities	92,448	101,151	89,495

Operating lease liability long term	59,030	59,080	66,617
Other long-term liabilities	1,260	1,446	1,774

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at April 29, 2023, January 28, 2023 and April 30, 2022	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,935,825, 14,802,338, and 15,685,750 shares, respectively	149	148	157
Additional paid-in capital	70,324	69,868	71,962
Accumulated other comprehensive loss	(12,177)	(12,274)	(12,452)
Retained earnings	50,676	61,375	38,872
Total stockholders' equity	108,972	119,117	98,539
Total Liabilities and Stockholders' Equity	$261,710	$280,794	$256,425

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
Revenues:
Net retail sales	$112,096	$112,890
Commercial revenue	6,688	4,286
International franchising	1,266	486
Total revenues	120,050	117,662

Costs and expenses:
Cost of merchandise sold - retail	50,904	53,600
Cost of merchandise sold - commercial	3,358	1,946
Cost of merchandise sold - international franchising	885	288
Total cost of merchandise sold	55,147	55,834
Consolidated gross profit	64,903	61,828
Selling, general and administrative expense	45,626	43,620
Interest (income) expense, net	(76)	18
Income before income taxes	19,353	18,190
Income tax expense	4,745	3,999
Net income	$14,608	$14,191

Foreign currency translation adjustment	97	18
Comprehensive income	$14,705	$14,209

Income per common share:
Basic	$1.01	$0.92
Diluted	$0.98	$0.89

Shares used in computing common per share amounts:
Basic	14,457,858	15,475,731
Diluted	14,974,930	15,964,433

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022

Cash flows provided by operating activities:
Net income	$14,608	$14,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,080	3,250
Share-based and performance-based stock compensation	1,052	689
Provision/adjustments for doubtful accounts	(316)	95
Loss on disposal of property and equipment	21	23
Deferred Taxes	(53)	-
Change in assets and liabilities:
Inventories, net	4,077	(6,222)
Receivables, net	1,626	(369)
Prepaid expenses and other assets	5,264	479
Accounts payable and accrued expenses	(6,265)	(2,950)
Operating leases	(1,840)	(2,681)
Gift cards and customer deposits	(799)	(2,137)
Deferred revenue	(1,669)	100
Net cash provided by operating activities	18,786	4,467
Cash flows used in investing activities:
Capital expenditures	(3,065)	(1,070)
Net cash used in investing activities	(3,065)	(1,070)
Cash flows used in financing activities:
Proceeds from the exercise of employee equity awards, net of tax	94	(2,137)
Cash dividends paid on vested participating securities	(22,098)	(292)
Purchases of Company’s common stock	(3,099)	(8,138)
Net cash used in financing activities	(25,103)	(10,567)
Effect of exchange rates on cash	3	418
Decrease in cash, cash equivalents, and restricted cash	(9,379)	(6,752)
Cash, cash equivalents and restricted cash, beginning of period	42,198	32,845
Cash, cash equivalents and restricted cash, end of period	$32,819	$26,093

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$32,367	$25,641
Restricted cash from long-term deposits	$452	$452
Total cash, cash equivalents and restricted cash	$32,819	$26,093

Net cash paid during the period for income taxes	$646	$102

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 28, 2023 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 28, 2023, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2023.

Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings attributable to Build-A-Bear Workshop, Inc.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended January 28, 2023. An update and supplement to these policies is needed for the Company's accounting for credit impairment as a result of a recently adopted accounting standard during the first quarter of fiscal 2023.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash, money market funds, and short-term highly liquid investments with an original maturity of three months or less held in both domestic and foreign financial institutions. In addition, the Company has a long-term deposit to satisfy contractual terms with the UK Customs Authority (unrelated to the matter discussed in Note 10 - Commitments and Contingencies). The Company also has deposits from franchisees under contractual agreements which are refundable. The long-term and franchisee deposits are considered restricted cash and disclosed within the supplemental disclosure within the consolidated statement of cash flows. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments

The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash, cash equivalents, and restricted cash.

Receivables

Receivables consist primarily of amounts due to the Company in relation to wholesale and corporate product sales, franchisee royalties and product sales, tenant allowances, certain amounts due from taxing authorities, receivables due from insurance providers, and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. At the beginning of fiscal 2023, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption, the Company recognized a charge of $0.8 million to the opening balance of retained earnings which represents a reduction in its account receivable balance associated with expected credit losses.

2. Revenue

Currently, most of the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 93% of consolidated revenue for the first quarter of fiscal 2023. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-operated stores, other retail-delivered operations and e-commerce demand (orders generated online to be fulfilled from either the Company's warehouse or its stores). Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon estimated delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the personalized and interactive nature of its products, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value added, and other taxes paid by its customers.

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

Subsequent to stores reopening following shutdowns caused by the COVID pandemic, the Company has experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company utilizes historical redemption data to develop a model to analyze the amount of breakage expected for gift cards sold to consumers and business partners. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certificates daily to loyalty program members who have earned 100 or more points in North America and 50 points or more in the U.K. with certificates historically expiring in six months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

The Company’s commercial segment includes transactions with other businesses and is mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale sales of merchandise, including supplies and fixtures. Revenue for wholesale sales is recognized when control of the merchandise or fixtures is transferred to the customer, which generally occurs upon delivery to the customer. The license agreements provide the customer with highly interrelated rights that are not distinct in the context of the contract and therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized on a straight-line basis over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue on the consolidated balance sheet.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen weeks ended April 29, 2023 are not material to the financial statements.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended April 29, 2023 and April 30, 2022 (in thousands).

	Thirteen weeks ended
	April 29, 2023	April 30, 2022

Operating lease costs	8,982	8,344
Variable lease costs (1)	2,126	2,130
Short term lease costs	15	18
Total Operating Lease costs	$11,123	$10,492

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended April 29, 2023 and April 30, 2022 (in thousands).

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Operating cash flows for operating leases	9,684	8,741

As of April 29, 2023 and April 30, 2022, the weighted-average remaining operating lease term was 4.0 years and 4.5 years, respectively, and the weighted-average discount rate was 6.3% and 6.0%, respectively, for operating leases recognized on the Company's Condensed Consolidated Balance Sheets.

For the thirteen weeks ended April 29, 2023 and April 30, 2022 the Company did not incur impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2023	24,580
2024	27,976
2025	18,437
2026	11,291
2027	6,650
Thereafter	9,817
Total minimum lease payments	98,751
Less: amount of lease payments representing interest	11,878
Present value of future minimum lease payments	86,873
Less: current obligations under leases	(27,843)
Long-term lease obligations	$59,030

As of April 29, 2023, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $0.4 million. These leases are expected to commence in the second quarter of fiscal 2023 with lease terms of two to five years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 29,	January 28,	April 30,
	2023	2023	2022
Prepaid occupancy (1)	$3,352	$2,196	$3,594
Prepaid merchandise (2)	-	6,047	44
Prepaid insurance	526	1,221	589
Prepaid gift card fees	768	835	1,305
Prepaid royalties	449	301	732
Prepaid taxes (3)	28	73	94
Other (4)	8,380	8,701	6,078
Total	$13,503	$19,374	$12,436

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid merchandise consists of prepaid purchase orders of inventory that are not in transit.
(3)	Prepaid taxes consist of prepaid federal and state income tax.
(4)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	April 29,	January 28,	April 30,
	2023	2023	2022
Entertainment production asset	$3,500	$2,939	$1,122
Deferred compensation	885	853	622
Other (1)	400	429	522
Total	$4,785	$4,221	$2,266

(1)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 29,	January 28,	April 30,
	2023	2023	2022
Accrued wages, bonuses and related expenses	$12,602	$23,767	$15,045
Sales and value added taxes payable	2,148	4,561	2,629
Accrued rent and related expenses (1)	898	1,512	1,383
Current income taxes payable	7,524	3,418	4,387
Accrued Expense - Other (2)	4,100	4,100	-
Total	$27,272	$37,358	$23,444

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - Other consists of accrued costs associated with a legal reserve accrual.

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

For the thirteen weeks ended April 29, 2023 and April 30, 2022, selling, general and administrative expense included stock-based compensation expense of $1.1 million and $0.7 million, respectively. As of April 29, 2023, there was $4.8 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.1 years.

The following table is a summary of the balances and activity for stock options for the thirteen weeks ended April 29, 2023:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 28, 2023	177,519	$14.20
Granted	-	-
Exercised	(7,308)	12.84
Forfeited	-	-
Canceled or expired	-	-
Outstanding, April 29, 2023	170,211	$14.26

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirteen weeks ended April 29, 2023:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 28, 2023	287,983	$8.78	295,048	$8.13
Granted	43,437	24.75	65,254	24.75
Vested	-	-	-	-
Earned	215,130	2.78	(157,373)	2.78
Forfeited	-	-	-	-
Canceled or expired	-	-	-	-
Outstanding, April 29, 2023	546,550	$7.69	202,929	$8.13

During the thirteen weeks ended April 29, 2023, there were no shares that vested within the period. Performance shares totaling a fair value of $0.6 million were earned during the first quarter of fiscal 2023 and will vest in the second quarter of fiscal 2023. For the thirteen weeks ended April 30, 2022, the total fair value of shares vested was $1.6 million.

The outstanding performance shares as of April 29, 2023 consist of the following:

Performance Shares
Earned Shares subject to time-based restrictions at actual	215,130

Unearned shares subject to performance-based restrictions at target:
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	63,435
2022 - 2024 consolidated revenue growth objectives	21,145
2023 - 2025 consolidated pre-tax income growth objectives	42,415
2023 - 2025 consolidated revenue growth objectives	22,839
Performance shares outstanding, April 29, 2023	202,929

7. Income Taxes

The Company's effective tax rate was 24.5% for the thirteen weeks ended April 29, 2023 compared to 22.0% for the thirteen weeks ended April 30, 2022. In the first quarter of fiscal 2023, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense.  In the first quarter of fiscal 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the first quarter of fiscal 2023 and 2022, the Company maintains a full valuation allowance for its deferred tax assets in certain foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended April 29, 2023 and April 30, 2022 (in thousands):

	For the thirteen weeks ended April 29, 2023					For the thirteen weeks ended April 30, 2022

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$148	$69,868	$(12,274)	$61,375	$119,117	$162	$75,490	$(12,470)	$30,501	$93,683
Adoption of new accounting standard				$(785)
Subtotal	$148	$69,868	$(12,274)	$60,590	$118,332	$162	$75,490	$(12,470)	$30,501	$93,683
Shares issued under employee stock plans	2	691	-	-	693	2	538	-	-	540
Stock-based compensation	-	389	-	-	389	-	429	-	-	429
Shares withheld in lieu of tax withholdings	-	-	-	-	-	(1)	(2,178)	-	-	(2,179)
Share Repurchase	(1)	(624)	-	(2,474)	(3,099)	(6)	(2,313)	-	(5,819)	(8,138)
Cash Dividends	-	-	-	(22,048)	(22,048)	-	-	-	-	-
Other	-	-	-	-	-	-	(4)	-	-	(4)
Other comprehensive income	-	-	97	-	97	-	-	18	-	18
Net income	-	-	-	14,608	14,608	-	-	-	14,190	14,190
Balance, ending	$149	$70,324	$(12,177)	$50,676	$108,972	$157	$71,962	$(12,452)	$38,872	$98,539

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive income (loss) (“AOCI”)

For the thirteen weeks ended  April 29, 2023, the Company recorded credit impairment charges of $0.8 million on trade receivables into retained earnings as a result of the adoption of ASC 326 - Credit Impairment.

During the first quarter of fiscal 2023, the Company utilized $3.1 million in cash to repurchase 132,385 shares under its $50.0 million program that was authorized by its Board of Directors on August 31, 2022. The Company's Board of Directors also authorized a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023, following a $1.25 per share special cash dividend declared on November 30, 2021.

9. Income per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands, except share and per share data):

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
NUMERATOR:
Net income	$14,608	$14,191

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,457,858	15,475,731
Dilutive effect of share-based awards:	517,072	488,702
Weighted average number of common shares outstanding - dilutive	14,974,930	15,964,433

Basic net income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$1.01	$0.92
Diluted net income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.98	$0.89

In calculating the diluted income per share for the thirteen weeks ended April 29, 2023, there were 9,069 shares of common stock that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen weeks ended April 30, 2022, there were 63,529 shares of common stock that were outstanding at the end of the period were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income (Loss)

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. Dollar. The accumulated other comprehensive income (loss) balance on  April 29, 2023 and April 30, 2022 was comprised entirely of foreign currency translation. For the thirteen weeks ended April 29, 2023 and April 30, 2022, the Company had no reclassifications out of accumulated other comprehensive income (loss).

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of direct-to-consumer (“DTC”), commercial and international franchising. The DTC segment includes the operating activities of corporately-operated locations and other retail delivery operations in the U.S., Canada, Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in select countries in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended April 29, 2023
Net sales to external customers	$112,096	$6,688	$1,266	$120,050
Income before income taxes	15,955	2,890	508	19,353
Capital expenditures	3,065	-	-	3,065
Depreciation and amortization	2,973	107	-	3,080
Thirteen weeks ended April 30, 2022
Net sales to external customers	$112,890	$4,286	$486	$117,662
Income before income taxes	15,993	1,989	208	18,190
Capital expenditures	1,070	-	-	1,070
Depreciation and amortization	3,032	218	-	3,250
Total Assets as of:
April 29, 2023	$253,338	$6,902	$1,470	$261,710
January 28, 2023	272,221	7,466	1,107	280,794
April 30, 2022	249,587	5,580	1,258	256,425

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended April 29, 2023
Net sales to external customers	$106,864	$12,658	$528	$120,050
Property and equipment, net	$47,780	$2,605	$-	$50,385
Thirteen weeks ended April 30, 2022
Net sales to external customers	$103,174	$13,995	$493	$117,662
Property and equipment, net	$43,899	$2,792	$-	$46,691

For purposes of this table only:
(1) North America includes corporately-operated locations in the United States and Canada.
(2) Europe includes corporately-operated locations in the U.K. and Ireland.
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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of April 29, 2023, the Company had a gross receivable balance of $4.6 million and a reserve of $3.5 million, leaving a net receivable of $1.1 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, as filed with the SEC, and include the following:

●	any uncertainty or decline in general global economic conditions, caused by inflation, rising interest rates, geo-political conflicts, or other external factors, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;
●	consumer interests can change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for our products and services;
●	we depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further volatility in retail consumer traffic could adversely affect our financial performance and profitability;
●	global or regional health pandemics or epidemics, such as the COVID-19 pandemic, could negatively impact our business, financial position and results of operations;
●	our profitability could be adversely affected by fluctuations in petroleum products prices;
●	our business may be adversely impacted at any time by a variety of significant competitive threats;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	failure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability;
●	if we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;
●	we are subject to risks associated with technology and digital operations;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store formats and business models in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores;
●	we may not be able to operate our international corporately-operated locations profitability;
●	our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations;
●	if we are unable to effectively manage our international franchises, attract new franchisees or if the laws relating to our international franchises change, our growth and profitability could be adversely affected, and we could be exposed to additional liability;

●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and may be sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	we may suffer negative publicity and damage to our reputation if we do not continue to evolve environmental, social, and governance initiatives in a timely manner;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, and we may be unable to repurchase shares at all or at the times or in the amounts we desire, or the results of our share repurchase program may not be as beneficial as we would like;
●	our relatively low market capitalization can cause the market price of our common stock to become volatile;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 225 million furry friends made by guests. We are leveraging this brand strength to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via a franchise model, and broaden the total addressable market beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. Build-A-Bear's pop-culture and multi-generational appeal have also played a key role in our digital transformation which includes a meaningful e-commerce/omni-channel business that has delivered sustained growth, engaging consumer loyalty program and robust digital marketing and content capabilities with industry-leading partners. As of April 29, 2023, we had 349 corporately-operated stores globally and 3 seasonal locations, 70 partner-operated locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 63 international franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-Consumer (“DTC”) – Corporately-operated retail stores located in the U.S., Canada, the U.K., and Ireland and two e-commerce sites;
•

Commercial – Transactions with other businesses, mainly comprised of wholesale product sales to third-party retailers and licensing our intellectual property, including entertainment properties, for third-party use; and

•	International franchising – Royalties as well as products and fixtures sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen weeks ended April 29, 2023 and April 30, 2022 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe there are opportunities to extend the reach and size of our diverse consumer segments through expanded products and licensing relationships, evolved experiences, and incremental occasions, partnerships, and marketing activities. We believe we can further develop our business by creating a continuous circle of engagement with expanded programs including outbound branded licensing and entertainment that drives retail performance and leverages our brand equity which may in turn positively impact other channels of distribution. We remain focused on our strategic priorities which are centered on three key areas:

•	Drive continued digital transformation and broaden our total addressable market while leveraging enhanced omni-channel capabilities. We expect to more effectively use our expanded digital capabilities and platforms to inform and drive marketing and content campaigns and deliver personalized experiences and promotional messaging to both acquire new guests and increase repeat purchases from existing consumers. We also plan leverage the expansion of our total addressable market reaching beyond the core kid base and continuing to acquire new tween, teen, and adult consumers by offering unique affinity offerings, expanding gift-giving and adding new purchase occasions. We prepared for and launched the planned update to our e-commerce site with extended testing and algorithm refinements being made throughout the year on multiple points from the landing page to checkout. In addition, we plan to grow our core kids and family business with new product launches, incremental purchase occasions and engaging digital marketing content.

•	Expand brand access with additional experience locations and increase brand engagement leveraging strategic partnerships, pop-culture status and digital media, content and entertainment. In fiscal 2023, we expect a net increase in the number of stores in North America inclusive of third-party retail sites and to have fewer locations in Europe compared to the end of fiscal 2022. Combined across geographies and business models, we plan to have more total locations at the end of fiscal 2023 compared to the end of fiscal 2022. We have made a concerted effort to shift to non-traditional locations including family-centric tourist and hospitality sites and now have approximately 35% of total retail locations in non-traditional settings. While tourist sites have been and will remain a critical part of our overarching location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion of our corporately-operated experience locations on a more localized level, particularly given the numerous and flexible models we have developed in the past few years. We also continue to develop innovative experiences to expand our brand reach. This includes Build-A-Bear vending machines, also known as ATMs or automatic teddy machines. In addition, we plan to continue to utilize digital media, content and entertainment as marketing and brand-building tools to engage consumers, create incremental value and drive in-person and online traffic and demand.

•

Optimize our solid financial position including a strong balance sheet to support our business, make investments that drive sustained profitable growth and continue to deliver value to shareholders. We plan to maintain disciplined expense management particularly in light of recent inflationary pressures, wage increases and supply chain challenges. We are also focused on ongoing lease negotiations as we continue to evolve our real estate portfolio with new locations, formats and business models. In addition, we expect to continue to strategically manage our capital to support key initiatives and innovative developments designed to deliver long-term profitable growth while returning value to shareholders through actions such as the dividend announced by our Board of Directors and paid in fiscal 2021,  the recent completion of the share repurchase program that was adopted in November 2021, the buyback of additional shares through a newly-authorized share repurchase program announced in August 2022, and the special dividend announced by our Board of Directors and paid in April 2023, which we believe demonstrates the confidence our Board of Directors continues to have in our strategy and future..

Retail Stores:

Corporately-Operated Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-operated stores in North America, Europe and Asia for the periods presented:

	Thirteen weeks ended
	April 29, 2023			April 30, 2022
	North America	Europe	Total	North America	Europe	Total
Beginning of period	312	38	350	305	41	346
Opened	-	-	-	1	-	1
Closed	-	(1)	(1)	-	(2)	(2)
End of period	312	37	349	306	39	345

As of April 29, 2023, 45% of our corporately-operated stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Beginning of period	70	61
Opened	-	1
Closed	-	-
End of period	70	62

Through our partner-operated third-party retail model, there were 70 stores in operation at the end of the first quarter of fiscal 2023 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Beaches Family Resorts. This model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-operated stores. As of April 29, 2023, we had five master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 8 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Beginning of period	68	72
Opened	1	1
Closed	(6)	(9)
End of period	63	64

In the ordinary course of business, we anticipate signing additional master franchise agreements in the future and terminating other such agreements. We source fixtures and other supplies for our franchisees from China which significantly reduces the capital and lowers the expenses required to open franchises. We are leveraging new formats that have been developed for our corporately-operated locations such as concourses and shop-in-shops with our franchisees.

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
Revenues:
Net retail sales	93.4%	96.0%
Commercial revenue	5.6	3.6
International franchising	1.0	0.4
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	45.4	47.5
Cost of merchandise sold - commercial (1)	50.2	45.4
Cost of merchandise sold - international franchising (1)	69.9	59.3
Total cost of merchandise sold	45.9	47.5
Consolidated gross profit	54.1	52.5
Selling, general and administrative	38.0	37.1
Interest expense, net	(0.1)	0.0
Income before income taxes	16.1	15.5
Income tax expense	4.0	3.4
Net income	12.2	12.1

Retail Gross Margin (2)	54.6%	52.5%

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

Thirteen weeks ended April 29, 2023 compared to thirteen weeks ended April 30, 2022

Total revenues. Consolidated revenues increased 2.0%, primarily driven by a 3.6% increase in North America and partially offset by a 9.6% decrease in Europe. The overall revenue growth was primarily fueled by increased retail transactions in North American brick-and-mortar stores driven by an increase in consumer traffic, as well as growth in the commercial and international franchising segments' revenue.

Net retail sales for the thirteen weeks ended April 29, 2023 were $112.1 million, compared to $112.9 million for the thirteen weeks ended April 30, 2022, a decrease of $0.8 million, or 0.7%, compared to the prior year period. The components of this increase are as follows (dollars in thousands):

Thirteen weeks ended
April 29, 2023
Impact from:
Existing stores	$1,949
Digital sales	(1,692)
New stores	1,711
Store closures	(1,498)
Gift card breakage	(241)
Foreign currency translation	(1,265)
Other	242
Total Change	$(794)

The retail revenue decrease was primarily the result of a decrease in digital demand, offset by an increase in sales from corporately-operated retail locations. The negative foreign currency translation effect is due to the British Pound and the Canadian Dollar weakening against the US Dollar compared to the fiscal 2022 first quarter. This negative foreign currency effect has, in turn, decreased European revenue compared to the fiscal 2022 first quarter.

Commercial revenue was $6.7 million for the thirteen weeks ended April 29, 2023 compared to $4.3 million for the thirteen weeks ended April 30, 2022. The $2.4 million increase is primarily the result of increased sales volume from our commercial accounts through our partner-operated third-party retail model.

International franchising revenue was $1.3 million for the thirteen weeks ended April 29, 2023 compared to $0.5 million for the thirteen weeks ended April 30, 2022. The $0.8 million increase is primarily due to an overall increase in sales from franchisees.

Retail gross margin. Retail gross margin dollars increased $1.9 million to $61.2 million from $59.3 million for the thirteen weeks ended April 30, 2022. The retail gross margin rate increased 210 basis points compared to the prior year primarily driven by lower freight costs, as expected, and leverage of distribution costs compared to the fiscal 2022 first quarter.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $45.6 million, or 38.0% of consolidated revenue, for the thirteen weeks ended April 29, 2023, compared to $43.6 million, or 37.1% of consolidated revenue, for the thirteen weeks ended April 30, 2022. The increase in overall expense was driven by strategic investment in talent and marketing to support future growth and to a lesser extent, inflation in store labor costs.

Interest expense. Interest income was $76,000 for the thirteen weeks ended April 29, 2023 compared to interest expense of $18,000 for the thirteen weeks ended April 30, 2022.

Provision for income taxes. Income tax expense was $4.7 million with a tax rate of 24.5% for the thirteen weeks ended April 29, 2023 as compared to $4.0 million with a tax rate of 22.0% for the thirteen weeks ended April 30, 2022. In the first quarter of fiscal 2023, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense. In the first quarter of fiscal 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the first quarter of fiscal 2023 and 2022, the Company remains in a full valuation allowance in certain foreign jurisdictions.

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

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Income before income taxes (pre-tax)	$19,353	$18,190
Interest (income) expense, net	(76)	18
Depreciation and amortization expense	3,080	3,250
Earnings before interest, taxes, depreciation, and amortization	$22,357	$21,458

EBITDA for the thirteen weeks ended April 29, 2023 increased $0.9 million to $22.4 million from $21.5 million for the thirteen weeks ended April 30, 2022. The increase in EBITDA is primarily driven by an increase in consolidated revenues, allowing for a leverage of distribution costs compared to the prior period.

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

Because our retail operations include toy products which have sales that historically peak in relation to the holiday season as part of our revenue model, our sales have historically been highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot provide assurance that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2023 fiscal fourth quarter will have 14 weeks.

Liquidity and Capital Resources

As of April 29, 2023, we had a consolidated cash balance of $32.8 million, 79% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
Net cash provided by operating activities	$18,786	$4,467
Net cash used in investing activities	(3,065)	(1,070)
Net cash used in financing activities	(25,103)	(10,567)
Effect of exchange rates on cash	3	418
Decrease in cash, cash equivalents, and restricted cash	$(9,379)	$(6,752)

Operating Activities. Cash provided by operating activities increased $14.3 million for the thirteen weeks ended April 29, 2023, as compared to the thirteen weeks ended April 30, 2022. This increase in cash from operating activities was primarily driven by a decrease in cash spent on inventory purchases, as we proactively and strategically timed our order placement during the thirteen weeks ended April 29, 2023.

Investing Activities. Cash used in investing activities increased $2.0 million for the thirteen weeks ended April 29, 2023 as compared to the thirteen weeks ended April 30, 2022. This increase in cash used in investing activities was primarily driven by an increase in spending on capital expenditures related to information technology projects and new store openings.

Financing Activities. Cash used in financing activities increased  $14.5 million for the thirteen weeks ended April 29, 2023, as compared to the thirteen weeks ended April 30, 2022. This increase in cash used in financing activities was driven primarily by the payment of the special cash dividend of $22.1 million  and was offset by a decrease in repurchases of our common stock and proceeds from employee equity awards  during the  thirteen weeks ended April 29, 2023.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of April 29, 2023, borrowings under the agreement bore interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of April 29, 2023, our borrowing base was $25.0 million. As a result of a $500,000 letter of credit against the line of credit at the end of the fiscal 2023 first quarter, approximately $24.5 million was available for borrowing. We had no outstanding borrowings as of April 29, 2023.

Most of our corporately-operated retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America have shifted to shorter term leases to provide flexibility in aligning stores with market trends. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease prior to its contracted term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending through the thirteen weeks ended April 29, 2023 totaled $3.1 million for information technology projects and new store openings, and we expect to spend approximately $15 to $20 million on capital expenditures in fiscal 2023.

Total inventory at quarter end was $66.5 million, an decrease of $10.9 million from the end of the fiscal 2022 first quarter. We are comfortable with the composition and level of our inventory which supports increased consumer demand and critical seasonal products.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of April 29, 2023, we had purchase obligations totaling approximately $87.9 million, of which $27.9 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $3.1 million in cash to repurchase 132,385 shares during the thirteen weeks ended April 29, 2023 and utilized an additional $7.0 million in cash to repurchase 339,954 shares after the end of the first quarter of fiscal 2023. As of June 7, 2023, we have $36.4 million available under the current $50.0 million stock repurchase program adopted on August 31, 2022.

Off-Balance Sheet Arrangements

None.

Inflation

Global inflation is well above recent levels and global interest rates have risen in an effort to curb inflation. The impact of inflation on the Company's business operations was seen throughout fiscal 2022 and continued to adversely affect our business in fiscal 2023, mainly through rising store labor costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products, and leveraging distribution costs. We expect the inflationary pressures experienced thus far in fiscal 2023 to continue throughout the rest of fiscal 2023, specifically in supply chain costs and minimum wage increases but also anticipate a reduction of freight costs compared to the prior year. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2023 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia-Ukraine conflict and tension between China and Taiwan. We cannot provide an estimate or range of impact that such inflations may have our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates due to the need to maintain higher inventory reserves.

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

Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the SEC on April 13, 2023, which includes audited consolidated financial statements for our 2022 and 2021 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2022 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year as disclosed in our Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the SEC on April 13, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the SEC on April 13, 2023.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 29, 2023, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter fiscal 2023, the Company began implementation of new software and control processes to manage inventory at its corporately-operated retail stores within its enterprise resource planning (ERP) system. The transition of this inventory management from the legacy system to the ERP system will occur in phases and is expected to be completed by the end of the third quarter fiscal 2023. This implementation is expected to have minimal effects on the Company's controls and processes over accounting for corporately-operated retail store inventory. Except for the changes to our inventory management process, no other changes in our internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the SEC on April 13, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 29, 2023 - February 25, 2023	-	$-	-	$46,498,084
February 26, 2023 - April 1, 2023	132,385	23.41	132,385	43,399,169
April 2, 2023 - April 29, 2023	-	-	-	43,399,169
Total	132,385	$23.41	132,385	$43,399,169

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Form of Restricted Stock Agreement under the Registrant's 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on April 16, 2021)

10.2	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 14, 2023)

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2023

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)