Form 10-Q
period 2023-07-29
BUILD-A-BEAR WORKSHOP INC
filed 2023-09-07
CIK 1113809

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2023

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

As of September 4, 2023, there were 14,531,574 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	July 29,	January 28,	July 30,
	2023	2023	2022
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,642	$42,198	$14,437
Inventories, net	66,329	70,485	87,722
Receivables, net	13,120	15,374	15,337
Prepaid expenses and other current assets	11,898	19,374	12,910
Total current assets	123,989	147,431	130,406

Operating lease right-of-use asset	70,915	71,791	76,560
Property and equipment, net	50,435	50,759	46,689
Deferred Tax Assets	6,828	6,592	7,596
Other assets, net	6,246	4,221	2,184
Total Assets	$258,413	$280,794	$263,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,598	$10,286	$29,086
Accrued expenses	28,347	37,358	22,873
Operating lease liability short term	27,194	27,436	25,244
Gift cards and customer deposits	18,305	19,425	17,969
Deferred revenue and other	4,444	6,646	4,416
Total current liabilities	93,888	101,151	99,588

Operating lease liability long term	55,368	59,080	68,291
Other long-term liabilities	1,291	1,446	1,692

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at July 29, 2023, January 28, 2023 and July 30, 2022	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,526,600, 14,802,338, and 15,032,708 shares, respectively	145	148	150
Additional paid-in capital	66,773	69,868	69,409
Accumulated other comprehensive loss	(12,017)	(12,274)	(12,385)
Retained earnings	52,965	61,375	36,690
Total stockholders' equity	107,866	119,117	93,864
Total Liabilities and Stockholders' Equity	$258,413	$280,794	$263,435

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Revenues:
Net retail sales	$103,465	$95,882	$215,561	$208,772
Commercial revenue	4,978	4,054	11,665	8,340
International franchising	782	749	2,049	1,235
Total revenues	109,225	100,685	229,275	218,347

Costs and expenses:
Cost of merchandise sold - retail	47,710	48,387	98,614	101,987
Cost of merchandise sold - commercial	2,425	1,949	5,783	3,895
Cost of merchandise sold - international franchising	454	437	1,339	725
Total cost of merchandise sold	50,589	50,773	105,736	106,607
Consolidated gross profit	58,636	49,912	123,539	111,740
Selling, general and administrative expense	48,324	42,264	93,950	85,884
Interest (income) expense, net	(167)	3	(243)	22
Income before income taxes	10,479	7,645	29,832	25,834
Income tax expense	2,141	1,815	6,886	5,814
Net income	$8,338	$5,830	$22,946	$20,020

Foreign currency translation adjustment	160	67	257	85
Comprehensive income	$8,498	$5,897	$23,203	$20,105

Income per common share:
Basic	$0.58	$0.38	$1.59	$1.30
Diluted	$0.57	$0.38	$1.57	$1.27

Shares used in computing common per share amounts:
Basic	14,419,365	15,274,770	14,438,611	15,375,250
Diluted	14,500,971	15,536,308	14,630,089	15,749,058

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	July 29,	July 30,
	2023	2022

Cash flows provided by operating activities:
Net income	$22,946	$20,020
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,309	6,276
Share-based and performance-based stock compensation	1,755	1,292
Provision/adjustments for doubtful accounts	(90)	(81)
Loss on disposal of property and equipment	37	92
Deferred Taxes	(41)	16
Change in assets and liabilities:
Inventories, net	4,436	(16,929)
Receivables, net	1,640	(3,754)
Prepaid expenses and other assets	7,525	(185)
Accounts payable and accrued expenses	(5,845)	5,804
Operating leases	(3,433)	(3,565)
Gift cards and customer deposits	(1,165)	(2,926)
Deferred revenue	(2,261)	630
Net cash provided by operating activities	31,813	6,690
Cash flows used in investing activities:
Purchases of property and equipment	(6,138)	(4,064)
Net cash used in investing activities	(6,138)	(4,064)
Cash flows used in financing activities:
Proceeds from the exercise of employee equity awards, net of tax	(1,972)	(1,865)
Cash dividends paid on vested participating securities	(22,098)	(292)
Purchases of Company’s common stock	(11,199)	(19,383)
Net cash used in financing activities	(35,269)	(21,540)
Effect of exchange rates on cash	38	506
Decrease in cash, cash equivalents, and restricted cash	(9,556)	(18,408)
Cash, cash equivalents and restricted cash, beginning of period	42,198	32,845
Cash, cash equivalents and restricted cash, end of period	$32,642	$14,437

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$32,246	$13,989
Restricted cash from long-term deposits	$396	$448
Total cash, cash equivalents and restricted cash	$32,642	$14,437

Net cash paid during the period for income taxes	$7,385	$7,396

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

2. Revenue

Currently, most of the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 95% of consolidated revenue for the second quarter of fiscal 2023. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

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

Subsequent to stores reopening following shutdowns caused by the COVID-19 pandemic, the Company has experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company utilizes historical redemption data to develop a model to analyze the amount of breakage expected for gift cards sold to consumers and business partners. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen and twenty-six weeks ended July 29, 2023 are not material to the financial statements.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022

Operating lease costs	9,113	8,625	18,095	16,969
Variable lease costs (1)	2,115	2,060	4,241	4,190
Short term lease costs	25	8	40	27
Total Operating Lease costs	$11,253	$10,693	$22,376	$21,186

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating cash flows for operating leases	10,097	9,534	19,781	18,275

As of July 29, 2023 and July 30, 2022, the weighted-average remaining operating lease term was 3.9 years and 4.3 years, respectively, and the weighted-average discount rate was 6.4% and 5.7%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

For the thirteen and twenty-six weeks ended  July 29, 2023 and the thirteen and twenty-six weeks ended  July 30, 2022 the Company did not incur impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2023	15,179
2024	29,723
2025	19,767
2026	11,791
2027	7,075
Thereafter	10,495
Total minimum lease payments	94,030
Less: amount of lease payments representing interest	(11,468)
Present value of future minimum lease payments	82,562
Less: current obligations under leases	(27,194)
Long-term lease obligations	$55,368

As of July 29, 2023, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $2.3 million. These leases are expected to commence in the third quarter of fiscal 2023 with lease terms of two to ten years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 29,	January 28,	July 30,
	2023	2023	2022
Prepaid occupancy (1)	$2,984	$2,196	$3,610
Prepaid merchandise (2)	-	6,047	-
Prepaid insurance	779	1,221	878
Prepaid gift card fees	732	835	1,188
Prepaid royalties	345	301	620
Prepaid taxes (3)	538	73	1,355
Other (4)	6,520	8,701	5,259
Total	$11,898	$19,374	$12,910

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid merchandise consists of prepaid purchase orders of inventory that are not in transit.
(3)	Prepaid taxes consist of prepaid federal and state income tax.
(4)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	July 29,	January 28,	July 30,
	2023	2023	2022
Entertainment production asset	$4,922	$2,939	$1,098
Deferred compensation	$953	853	602
Other (1)	$371	429	484
Total	$6,246	$4,221	$2,184

(1)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 29,	January 28,	July 30,
	2023	2023	2022
Accrued wages, bonuses and related expenses	$17,629	$23,767	$15,063
Sales and value added taxes payable	2,156	4,561	2,266
Accrued rent and related expenses (1)	1,049	1,512	1,295
Current income taxes payable	3,413	3,418	149
Accrued Expense - Other (2)	4,100	4,100	4,100
Total	$28,347	$37,358	$22,873

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - Other consists of accrued costs associated with a legal reserve accrual.

6. Stock-based Compensation

On April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”).  On June 11, 2020, the Company’s stockholders approved the 2020 Incentive Plan.   On April 11, 2023, the Board adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the “Restated 2020 Incentive Plan”).  On June 8, 2023, at the Company’s 2023 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan will terminate on April 11, 2033, unless earlier terminated by the Board. The total number of shares of the Company’s common stock authorized for issuance under the Restated 2020 Incentive Plan will increase by 800,000 to a maximum  of 1,800,000 since its inception as the 2020 Incentive Plan, subject to customary capitalization adjustments, substitutions of acquired company awards and certain additions of acquired company plan shares, plus shares that are subject to outstanding awards made under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) that on or after April 14, 2020 may be forfeited, expire or be settled for cash.

For the thirteen weeks ended July 29, 2023 and July 30, 2022, selling, general and administrative expense included stock-based compensation expense of $0.7 million and $0.6 million, respectively. For the twenty-six weeks ended July 29, 2023 and July 30, 2022 selling, general, and administrative expense included stock-based compensation expense of $1.8 million and $1.3 million, respectively. As of July 29, 2023, there was $2.1 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.9 years.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended July 29, 2023:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 28, 2023	177,519	$14.20
Granted	-	-
Exercised	(131,811)	12.65
Forfeited	-	-
Canceled or expired	-	-
Outstanding, July 29, 2023	45,708	$18.67

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended July 29, 2023:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 28, 2023	287,983	$8.78	295,048	$8.13
Granted	65,759	23.52	65,254	24.75
Vested	(208,620)	7.20	-	-
Earned and Vested	-	-	(215,130)	2.78
Forfeited	(4,838)	12.91	(3,466)	18.03
Canceled or expired	-	-	57,756	2.87
Outstanding, July 29, 2023	140,283	$17.89	199,462	$17.62

The total fair value of shares vested during the twenty-six weeks ended  July 29, 2023 and July 30, 2022 was $2.1 million and $2.0 million, respectively.

The outstanding performance shares as of July 29, 2023 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	60,835
2022 - 2024 consolidated revenue growth objectives	20,278
2023 - 2025 consolidated pre-tax income growth objectives	42,415
2023 - 2025 consolidated revenue growth objectives	22,839
Performance shares outstanding, July 29, 2023	199,462

7. Income Taxes

The Company's effective tax rate was 20.4% and 23.1% for the thirteen and twenty-six weeks ended July 29, 2023 compared to 23.5% and 22.4% for the thirteen and twenty-six weeks ended July 30, 2022. The 2023 and 2022 effective tax rates differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the second quarter of fiscal 2023 and 2022, the Company remains in a full valuation allowance in certain foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended July 29, 2023 and July 30, 2022 (in thousands):

	For the thirteen weeks ended July 29, 2023					For the thirteen weeks ended July 30, 2022

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$149	$70,324	$(12,177)	$50,676	$108,972	$157	$71,962	$(12,452)	$38,872	$98,540
Issuance of Restricted Stock					-
Shares issued under employee stock plans	2	1,572			1,574		272			272
Stock-based compensation		369			369		379			379
Shares withheld in lieu of tax withholdings	(2)	(3,639)			(3,641)					-
Share Repurchase	(4)	(1,853)		(6,244)	(8,101)	(7)	(3,208)		(8,030)	(11,245)
Option Exercises					-
Cash Dividends					-					-
Other				196	196		4		19	23
Other comprehensive income			160		160			67		67
Net income				8,338	8,338				5,829	5,829
Balance, ending	$145	$66,773	$(12,017)	$52,965	$107,866	$150	$69,409	$(12,385)	$36,690	$93,864

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive loss (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the twenty-six weeks ended July 29, 2023 and July 30, 2022 (in thousands):

	For the twenty-six weeks ended July 29, 2023					For the twenty-six weeks ended July 30, 2022

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings/(deficit)	Total
Balance, beginning	$148	$69,868	$(12,274)	$61,375	$119,117	$162	$75,490	$(12,470)	$30,501	$93,683
Adoption of new accounting standard				$(785)
Subtotal	$148	$69,868	$(12,274)	$60,590	$118,332	$162	$75,490	$(12,470)	$30,501	$93,683
Issuance of Restricted Stock					-
Shares issued under employee stock plans	4	2,261			2,265	2	810			812
Stock-based compensation		758			758		807			807
Shares withheld in lieu of tax withholdings	(2)	(3,638)			(3,640)	(1)	(2,178)			(2,179)
Share Repurchase	(5)	(2,476)		(8,718)	(11,199)	(12)	(5,521)		(13,850)	(19,383)
Options Exercises					-					-
Other				196	196				19	19
Dividend				(22,049)	(22,049)					-
Other comprehensive income			257		257			85		85
Net income				22,946	22,946				20,020	20,020
Balance, ending	$145	$66,773	$(12,017)	$52,965	$107,866	$150	$69,409	$(12,385)	$36,690	$93,864

(1) - Additional paid-in capital (“APIC”)

(2) - Accumulated other comprehensive loss (“AOCI”)

For the thirteen and twenty-six weeks ended July 29, 2023, the Company recorded credit impairment charges of $0.8 million on trade receivables into retained earnings as a result of the adoption of ASC 326 - Credit Impairment.

During the first fiscal half of 2023, the Company utilized $8.1 million in cash to repurchase 394,321 shares under its $50.0 million program that was authorized by its Board of Directors on August 31, 2022. The Company's Board of Directors also authorized a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023, following a $1.25 per share special cash dividend declared on November 30, 2021.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
NUMERATOR:
Net income	$8,338	$5,830	$22,946	$20,020

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,419,365	15,274,770	14,438,611	15,375,250
Dilutive effect of share-based awards:	81,606	261,538	191,478	373,808
Weighted average number of common shares outstanding - dilutive	14,500,971	15,536,308	14,630,089	15,749,058

Basic net income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.58	$0.38	$1.59	$1.30
Diluted net income per common share attributable to Build-A-Bear Workshop, Inc. stockholders	$0.57	$0.38	$1.57	$1.27

In calculating the diluted income per share for the thirteen and twenty-six weeks ended July 29, 2023, there were 56,191 and 32,630 shares of common stock, respectively, that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and twenty-six weeks ended July 30, 2022, there were 89,558 and 137,137 shares of common stock, respectively, that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive income balance on  July 29, 2023 and July 30, 2022 was comprised entirely of foreign currency translation. For the thirteen weeks ended July 29, 2023 and July 30, 2022, the Company had no reclassifications out of accumulated other comprehensive income.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended July 29, 2023
Net sales to external customers	$103,465	$4,978	$782	$109,225
Income before income taxes	8,037	2,252	190	10,479
Capital expenditures	3,073	-	-	3,073
Depreciation and amortization	2,973	107	-	3,080
Thirteen weeks ended July 30, 2022
Net sales to external customers	$95,882	$4,054	$749	$100,685
Income before income taxes	$5,410	$1,707	$528	$7,645
Capital expenditures	$2,995	$-	$-	$2,995
Depreciation and amortization	$2,932	$94	$-	$3,026

Twenty-six weeks ended July 29, 2023
Net sales to external customers	$215,561	$11,665	$2,049	$229,275
Income before income taxes	23,992	5,142	698	29,832
Capital expenditures	6,138	-	-	6,138
Depreciation and amortization	6,114	195	-	6,309
Twenty-six weeks ended July 30, 2022
Net sales to external customers	$208,772	$8,340	$1,235	$218,347
Income before income taxes	21,403	3,696	735	25,834
Capital expenditures	4,064	-	-	4,064
Depreciation and amortization	5,964	312	-	6,276
Total Assets as of:
July 29, 2023	$249,021	$8,379	$1,013	$258,413
January 28, 2023	272,221	7,466	1,107	280,794
July 29, 2022	258,719	3,836	880	263,435

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended July 29, 2023
Net sales to external customers	$97,336	$11,127	$762	$109,225
Thirteen weeks ended July 30, 2022
Net sales to external customers	$89,017	$10,908	$760	$100,685

Twenty-six weeks ended July 29, 2023
Net sales to external customers	$204,200	$23,785	$1,290	$229,275
Property and equipment, net	$47,062	$3,373	$-	$50,435
Twenty-six weeks ended July 30, 2022
Net sales to external customers	$192,191	$24,903	$1,253	$218,347
Property and equipment, net	$44,060	$2,629	$-	$46,689

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of July 29, 2023, the Company had a gross receivable balance of $4.7 million and a reserve of $3.7 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 225 million furry friends made by guests. We are leveraging this brand strength to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via a franchise model, and broaden the total addressable market beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. Build-A-Bear's pop-culture and multi-generational appeal have also played a key role in our digital transformation which includes a meaningful e-commerce/omni-channel business that has delivered sustained growth, engaging consumer loyalty program and robust digital marketing and content capabilities with industry-leading partners. As of July 29, 2023, we had 351 corporately-operated stores globally and 6 seasonal locations, 76 partner-operated locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 64 international franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe there are opportunities to extend the reach and size of our diverse consumer segments through expanded products and licensing relationships, evolved experiences, and incremental occasions, partnerships, and marketing activities. We believe we can further develop our business by creating a continuous circle of engagement with expanded programs including outbound branded licensing and entertainment that drives retail performance and leverages our brand equity which may in turn positively impact other channels of distribution. We remain focused on our strategic priorities which are centered on three key areas:

•	Drive continued digital transformation and broaden our total addressable market while leveraging enhanced omni-channel capabilities. We expect to more effectively use our expanded digital capabilities and platforms to inform and drive marketing and content campaigns and deliver personalized experiences and promotional messaging to both acquire new guests and increase repeat purchases from existing consumers. We also plan to leverage the expansion of our total addressable market by reaching beyond the core kid base and continuing to acquire new tween, teen, and adult consumers by offering unique affinity offerings, expanding gift-giving and adding new purchase occasions. We prepared for and launched the planned update to our e-commerce site with extended testing and algorithm refinements being made throughout the year on multiple points from the landing page to checkout. In addition, we plan to grow our core kids and family business with new product launches, incremental purchase occasions and engaging digital marketing content.

•	Expand brand access with additional experience locations and increase brand engagement leveraging strategic partnerships, pop-culture status and digital media, content and entertainment. In fiscal 2023, we expect a net increase in the number of stores in North America inclusive of third-party retail sites and to have fewer locations in Europe compared to the end of fiscal 2022. Combined across geographies and business models, we plan to have more total locations at the end of fiscal 2023 compared to the end of fiscal 2022. We have made a concerted effort to shift to non-traditional locations including family-centric tourist and hospitality sites and now have approximately 35% of our total retail locations in non-traditional settings. While tourist sites have been and will remain a critical part of our overarching location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion of our corporately-operated experience locations on a more localized level, particularly given the numerous and flexible models we have developed in the past few years. We also continue to develop innovative experiences to expand our brand reach. This includes Build-A-Bear vending machines, also known as ATMs or automatic teddy machines. In addition, we plan to continue to utilize digital media, content and entertainment as marketing and brand-building tools to engage consumers, create incremental value and drive in-person and online traffic and demand.

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

Retail Stores:

Corporately-Operated Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-operated stores in North America and Europe for the periods presented:

	Twenty-six weeks ended
	July 29, 2023			July 30, 2022
	North America	Europe	Total	North America	Europe	Total
Beginning of period	312	37	349	306	39	345
Opened	2	-	2	2	-	2
Closed	-	-	-	(1)	-	(1)
End of period	314	37	351	307	39	346

As of July 29, 2023, 47% of our corporately-operated stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Twenty-six weeks ended
	July 29, 2023	July 30, 2022
Beginning of period	70	62
Opened	6	3
Closed	-	-
End of period	76	65

Through our partner-operated third-party retail model, there were 76 stores in operation at the end of the second quarter of fiscal 2023 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's, Beaches Family Resorts, and Kalahari. This model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-operated stores. As of July 29, 2023, we had 5 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 8 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six weeks ended
	July 29, 2023	July 30, 2022
Beginning of period	63	72
Opened	1	4
Closed	-	(14)
End of period	64	62

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Revenues:
Net retail sales	94.7%	95.3%	94.0%	95.6%
Commercial revenue	4.6	4.0	5.1	3.8
International franchising	0.7	0.7	0.9	0.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	46.1	50.5	45.7	48.9
Cost of merchandise sold - commercial (1)	48.7	48.1	49.6	46.7
Cost of merchandise sold - international franchising (1)	58.1	58.3	65.3	58.7
Total cost of merchandise sold	46.3	50.4	46.1	48.8
Consolidated gross profit	53.7	49.5	53.9	51.2
Selling, general and administrative	44.2	42.0	41.0	39.3
Interest expense, net	(0.2)	0.0	(0.1)	0.0
Income before income taxes	9.6	7.6	13.0	11.8
Income tax expense	2.0	1.8	3.0	2.7
Net income	7.6	5.8	10.0	9.2

Retail Gross Margin (2)	53.9%	49.5%	54.3%	51.1%

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

Thirteen weeks ended July 29, 2023 compared to thirteen weeks ended July 30, 2022

Total revenues. Consolidated revenues increased 8.5%, primarily fueled by increased retail transactions in North American brick-and-mortar stores driven by an increase in consumer traffic, as well as growth in the commercial and international franchising segments' revenue.

Net retail sales for the thirteen weeks ended July 29, 2023 were $103.5 million, compared to $95.9 million for the thirteen weeks ended July 30, 2022, an increase of $7.6 million, or 7.9%, compared to the prior year period. The components of this increase are as follows (dollars in thousands):

Thirteen weeks ended
July 29, 2023
Impact from:
Existing stores	$5,589
Digital sales	1,014
New stores	2,025
Store closures	(1,209)
Gift card breakage	89
Foreign currency translation	269
Other	(194)
Total Change	$7,583

The retail revenue increase was primarily the result of an increase in sales from corporately-operated retail locations through growth in the number of transactions, as our traffic continues to significantly outpace reported national retail traffic data, as well as an increase in digital demand.

Commercial revenue was $5.0 million for the thirteen weeks ended July 29, 2023 compared to $4.1 million for the thirteen weeks ended July 30, 2022. The $0.9 million increase is primarily the result of increased sales volume from our commercial accounts through our partner-operated third-party retail model.

International franchising revenue was $0.8 million for the thirteen weeks ended July 29, 2023 compared to $0.7 million for the thirteen weeks ended July 30, 2022. The $0.1 million increase is primarily due to an overall increase in sales from franchisees.

Retail gross margin. Retail gross margin dollars increased $8.3 million to $55.8 million from $47.5 million for the thirteen weeks ended July 30, 2022. The retail gross margin rate increased 440 basis points compared to the prior year primarily driven by lower freight costs, as expected, and leverage of fixed occupancy costs compared to the fiscal 2022 second quarter.

Selling, general and administrative. SG&A expenses were $48.3 million, or 44.2% of consolidated revenue, for the thirteen weeks ended July 29, 2023, compared to $42.3 million, or 42.0% of consolidated revenue, for the thirteen weeks ended July 30, 2022. The increase in overall expense was driven by higher wages due to inflation, the planned addition of talent, and other investments to support future growth.

Interest (income) expense, net. Interest income was $167,000 for the thirteen weeks ended July 29, 2023 compared to interest expense of $3,000 for the thirteen weeks ended July 30, 2022.

Provision for income taxes. Income tax expense was $2.1 million with a tax rate of 20.4% for the thirteen weeks ended July 29, 2023 as compared to $1.8 million with a tax rate of 23.5% for the thirteen weeks ended July 30, 2022. In the first half of fiscal 2023 and 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, the Company remains in a full valuation allowance in certain foreign jurisdictions.

Twenty-six weeks ended July 29, 2023 compared to twenty-six weeks ended July 30, 2022

Total revenues. Consolidated revenues increased 4.9%, primarily driven by a 6.2% increase in North America and partially offset by a 4.5% decrease in Europe. The overall revenue growth was primarily fueled by increased retail transactions in North American brick-and-mortar stores driven by an increase in consumer traffic, as well as growth in the commercial and international franchising segments' revenue.

Net retail sales for the twenty-six weeks ended July 29, 2023 were $215.6 million, compared to $208.8 million for the twenty-six weeks ended July 30, 2022, an increase of $6.8 million, or 3.3%, compared to the prior year period. The components of this increase are as follows (dollars in thousands):

Twenty-six weeks ended
July 29, 2023
Impact from:
Existing stores	$7,537
Digital sales	(678)
New stores	3,735
Store closures	(2,707)
Gift card breakage	(152)
Foreign currency translation	(995)
Other	48
Total Change	$6,789

The retail revenue increase was primarily the result of an increase in sales from corporately-operated retail locations through growth in the number of transactions, as our traffic continues to significantly outpace national retail traffic data, offset by a decline in web demand due to the timing of product launches. The negative foreign currency translation effect is due to the British Pound and the Canadian dollar weakening against the US dollar compared to the fiscal 2022 first half. This negative foreign currency effect has, in turn, decreased European revenue compared to the fiscal 2022 first half.

Commercial revenue was $11.7 million for the twenty-six weeks ended July 29, 2023 compared to $8.3 million for the twenty-six weeks ended July 30, 2022. The $3.4 million increase is primarily the result of increased sales volume from our commercial accounts through our partner-operated third-party retail model.

International franchising revenue was $2.0 million for the twenty-six weeks ended July 29, 2023 compared to $1.2 million for the twenty-six weeks ended July 30, 2022. The $0.8 million increase is primarily due to an overall increase in sales from franchisees.

Retail gross margin. Retail gross margin dollars increased $10.1 million to $116.9 million from $106.8 million for the twenty-six weeks ended July 30, 2022. The retail gross margin rate increased 310 basis points compared to the prior year primarily driven by lower freight costs, as expected, and leverage of distribution costs compared to the fiscal 2022 first half.

Selling, general and administrative. SG&A expenses were $94.0 million, or 41.0% of consolidated revenue, for the twenty-six weeks ended July 29, 2023, compared to $85.9 million, or 39.3% of consolidated revenue, for the twenty-six weeks ended July 30, 2022. The increase in overall expense was driven by higher wages due to inflation, the planned addition of talent, and other investments to support future growth.

Interest (income) expense, net. Interest income was $243,000 for the twenty-six weeks ended July 29, 2023 compared to interest expense of  $22,000 for the twenty-six weeks ended July 30, 2022.

Provision for income taxes. Income tax expense was $6.9 million with an effective tax rate of 23.1% for the twenty-six weeks ended July 29, 2023 as compared to $5.8 million with an effective tax rate of 22.4% for the twenty-six weeks ended July 30, 2022. In the second quarter of fiscal 2023 and 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, the Company remains in a full valuation allowance in certain foreign jurisdictions.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Income before income taxes (pre-tax)	$10,479	$7,645	$29,832	$25,834
Interest (income) expense, net	(167)	3	(243)	22
Depreciation and amortization expense	3,229	3,026	6,309	6,276
Earnings before interest, taxes, depreciation, and amortization	$13,541	$10,674	$35,898	$32,132

EBITDA for the thirteen weeks ended July 29, 2023 increased $2.8 million to $13.5 million from $10.7 million for the thirteen weeks ended July 30, 2022. EBITDA for the twenty-six weeks ended July 29, 2023 increased $3.8 million from $ 32.1 million from the twenty-six weeks ended July 30, 2022 The increase in EBITDA is primarily driven by a decrease in freight costs coupled with an increase in consolidated revenues, allowing for a leverage of merchandise and distribution costs compared to the prior period.

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

Liquidity and Capital Resources

As of July 29, 2023, we had a consolidated cash balance of $32.6 million, 85% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Twenty-six weeks ended
	July 29,	July 30,
	2023	2022
Net cash provided by operating activities	$31,813	$6,690
Net cash used in investing activities	(6,138)	(4,064)
Net cash used in financing activities	(35,269)	(21,540)
Effect of exchange rates on cash	38	506
Decrease in cash, cash equivalents, and restricted cash	$(9,556)	$(18,408)

Operating Activities. Cash provided by operating activities increased $25.1 million for the twenty-six weeks ended July 29, 2023, as compared to the twenty-six weeks ended July 30, 2022. This increase in cash from operating activities was primarily driven by a decrease in cash spent on inventory purchases, as in the prior year, we proactively and strategically accelerated the timing of our order placement to mitigate the inflationary pressures experienced in the first half of fiscal 2022, coupled with increased sales volume, resulting in higher net income.

Investing Activities. Cash used in investing activities increased $2.1 million for the twenty-six weeks ended July 29, 2023 as compared to the twenty-six weeks ended July 30, 2022. This increase in cash used in investing activities was primarily driven by an increase in spending on capital expenditures related to information technology projects and new store openings.

Financing Activities. Cash used in financing activities increased  $13.7 million for the twenty-six weeks ended July 29, 2023, as compared to the twenty-six weeks ended July 30, 2022. This increase in cash used in financing activities was driven primarily by the payment of the special cash dividend of $22.1 million  and was offset by a decrease in repurchases of our common stock  during the  twenty-six weeks ended July 29, 2023.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of July 29, 2023, borrowings under the agreement bore interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of July 29, 2023, our borrowing base was $25.0 million. As a result of a $250,000 letter of credit outstanding against the line of credit, approximately $24.7 million was available for borrowing as of July 29, 2023. We had no outstanding borrowings as of July 29, 2023.

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

Our leases in the U.K. and Ireland typically have terms of ten years and generally contain a provision whereby every fifth year the rental rate can be adjusted to reflect the current market rates. The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Business rates also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are invoiced monthly or quarterly and paid in advance.

Capital spending through the twenty-six weeks ended July 29, 2023 totaled $6.1 million for information technology projects and new store openings, and we expect to spend approximately $15 to $20 million on capital expenditures in fiscal 2023.

Total inventory at quarter end was $66.3 million, a decrease of $21.4 million from the end of the fiscal 2022 second quarter. We are comfortable with the composition and level of our inventory.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of July 29, 2023, we had purchase obligations totaling approximately $83.7 million, of which $27.2 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $8.1 million in cash to repurchase 394,321 shares during the twenty-six weeks ended July 29, 2023. As of September 7, 2023, we have $35.3 millionavailable under the current $50.0 million stock repurchase program adopted on August 31, 2022.

Off-Balance Sheet Arrangements

None.

Inflation

Global inflation is well above recent levels and global interest rates have risen in an effort to curb inflation. The impact of inflation on the Company's business operations was seen throughout fiscal 2022 and continued to adversely affect our business in fiscal 2023, mainly through rising store labor costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products, and leveraging distribution costs. We expect the inflationary pressures experienced thus far in fiscal 2023 to continue throughout the rest of fiscal 2023, specifically through wage increases but also anticipate a reduction of freight costs compared to the prior year. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2023 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia-Ukraine conflict and tension between China and Taiwan. We cannot provide an estimate or range of impact that such inflations may have on our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates due to the need to maintain higher inventory reserves.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 29, 2023, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter fiscal 2023, the Company continued its implementation of new software and control processes to manage inventory at its corporately-operated retail stores within its enterprise resource planning (ERP) system. The transition of this inventory management from the legacy system to the ERP system will occur in phases and is expected to be completed by the end of the third quarter fiscal 2023. This implementation is expected to have minimal effects on the Company's controls and processes over accounting for corporately-operated retail store inventory. Except for the changes to our inventory management process, no other changes in our internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the SEC on April 13, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2023 - May 27, 2023	156,009	$21.84	3,406,840	$39,992,329
May 28, 2023 - July 1, 2023	238,312	19.60	4,669,994	35,322,335
July 2, 2023 - July 29, 2023	-	-	-	35,322,335
Total	394,321	$20.48	8,076,834	$35,322,335

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

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

Date: September 7, 2023

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)