Form 10-Q
period 2023-10-28
BUILD-A-BEAR WORKSHOP INC
filed 2023-12-07
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2023

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

As of December 4, 2023, there were 14,305,690 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	October 28,	January 28,	October 29,
	2023	2023	2022
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,800	$42,198	$12,023
Inventories, net	64,466	70,485	88,339
Receivables, net	13,908	15,374	15,894
Prepaid expenses and other current assets	13,592	19,374	10,379
Total current assets	116,766	147,431	126,635

Operating lease right-of-use asset	67,768	71,791	76,236
Property and equipment, net	51,914	50,759	46,264
Deferred tax assets	6,822	6,592	7,561
Other assets, net	7,273	4,221	3,105
Total Assets	$250,543	$280,794	$259,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,961	$10,286	$19,514
Accrued expenses	25,319	37,358	25,764
Operating lease liability short term	26,002	27,436	27,644
Gift cards and customer deposits	18,366	19,425	18,287
Deferred revenue and other	3,665	6,646	5,713
Total current liabilities	85,313	101,151	96,922

Operating lease liability long term	52,423	59,080	64,212
Other long-term liabilities	1,159	1,446	1,569

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at October 28, 2023, January 28, 2023 and October 29, 2022	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,391,876, 14,802,338, and 14,718,368 shares, respectively	144	148	147
Additional paid-in capital	66,641	69,868	68,422
Accumulated other comprehensive loss	(12,319)	(12,274)	(12,336)
Retained earnings	57,182	61,375	40,865
Total stockholders' equity	111,648	119,117	97,098
Total Liabilities and Stockholders' Equity	$250,543	$280,794	$259,801

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Revenues:
Net retail sales	$100,411	$99,229	$315,972	$308,001
Commercial revenue	6,020	4,125	17,685	12,464
International franchising	1,131	1,126	3,180	2,362
Total revenues	107,562	104,480	336,837	322,827

Costs and expenses:
Cost of merchandise sold - retail	47,551	47,354	146,165	149,341
Cost of merchandise sold - commercial	2,675	1,929	8,458	5,824
Cost of merchandise sold - international franchising	703	867	2,042	1,593
Total cost of merchandise sold	50,929	50,150	156,665	156,758
Consolidated gross profit	56,633	54,330	180,172	166,069
Selling, general and administrative expense	46,566	44,436	140,516	130,320
Interest (income) expense, net	(281)	6	(524)	27
Income before income taxes	10,348	9,888	40,180	35,722
Income tax expense	2,762	2,433	9,648	8,247
Net income	$7,586	$7,455	$30,532	$27,475

Foreign currency translation adjustment	(302)	49	(45)	134
Comprehensive income	$7,284	$7,504	$30,487	$27,609

Income per common share:
Basic	$0.53	$0.51	$2.12	$1.82
Diluted	$0.53	$0.51	$2.10	$1.78

Shares used in computing common per share amounts:
Basic	14,362,702	14,542,947	14,413,308	15,097,816
Diluted	14,438,795	14,760,586	14,563,974	15,412,130

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	October 28,	October 29,
	2023	2022

Cash flows provided by operating activities:
Net income	$30,532	$27,475
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	9,540	9,295
Share-based and performance-based stock compensation	2,492	1,924
Provision/adjustments for doubtful accounts	(276)	(154)
Loss on disposal of property and equipment	85	108
Deferred taxes	(41)	16
Change in assets and liabilities:
Inventories, net	5,729	(18,134)
Receivables, net	895	(4,343)
Prepaid expenses and other assets	2,511	1,354
Accounts payable and accrued expenses	(10,408)	(894)
Operating leases	(4,311)	(4,771)
Gift cards and customer deposits	(1,021)	(2,573)
Deferred revenue	(2,987)	1,944
Net cash provided by operating activities	32,740	11,247
Cash flows used in investing activities:
Purchases of property and equipment	(11,124)	(6,752)
Net cash used in investing activities	(11,124)	(6,752)
Cash flows used in financing activities:
Proceeds from the exercise of employee equity awards, net of tax	(1,797)	(1,671)
Cash dividends paid	(22,098)	(292)
Purchases of Company’s common stock	(15,239)	(24,172)
Net cash used in financing activities	(39,134)	(26,135)
Effect of exchange rates on cash	120	818
Decrease in cash, cash equivalents, and restricted cash	(17,398)	(20,822)
Cash, cash equivalents and restricted cash, beginning of period	42,198	32,845
Cash, cash equivalents and restricted cash, end of period	$24,800	$12,023

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$24,413	$11,582
Restricted cash from long-term deposits	$387	$441
Total cash, cash equivalents and restricted cash	$24,800	$12,023

Net cash paid during the period for income taxes	$16,785	$7,451

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

2. Revenue

Currently, most of the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 93% of consolidated revenue for the third quarter of fiscal 2023. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

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

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreements are ongoing and include operations and product development support and training, generally concentrated around initial store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue on its consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee, which generally occurs upon delivery.

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen and thirty-nine weeks ended October 28, 2023 are not material to the financial statements.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022

Operating lease costs	$9,261	$8,905	$27,357	$25,874
Variable lease costs (1)	2,134	2,039	6,374	6,228
Short term lease costs	34	19	74	46
Total Operating Lease costs	$11,429	$10,963	$33,805	$32,148

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating cash flows for operating leases	$9,994	$9,497	$29,775	$27,772

As of October 28, 2023 and October 29, 2022, the weighted-average remaining operating lease term was 4.0 years and 4.3 years, respectively, and the weighted-average discount rate was 6.5% and 5.7%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

For the thirteen and thirty-nine weeks ended October 28, 2023 and the thirteen and thirty-nine weeks ended October 29, 2022 the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2023	$1,306
2024	31,110
2025	20,855
2026	12,765
2027	7,994
Thereafter	15,797
Total minimum lease payments	89,827
Less: amount of lease payments representing interest	(11,402)
Present value of future minimum lease payments	78,425
Less: current obligations under leases	(26,002)
Long-term lease obligations	$52,423

As of October 28, 2023, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $12.9 million. These leases are expected to commence in the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024 with lease terms of five to ten years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 28,	January 28,	October 29,
	2023	2023	2022
Prepaid occupancy (1)	$2,414	$2,196	$2,630
Prepaid merchandise (2)	-	6,047	-
Prepaid insurance	550	1,221	213
Prepaid gift card fees	706	835	206
Prepaid royalties	540	301	1,202
Prepaid taxes (3)	4,092	73	493
Other (4)	5,290	8,701	5,635
Total	$13,592	$19,374	$10,379

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid merchandise consists of prepaid purchase orders of inventory that are not in transit.
(3)	Prepaid taxes consist of prepaid federal and state income tax.
(4)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	October 28,	January 28,	October 29,
	2023	2023	2022
Entertainment production asset (1)	$6,057	$2,939	$2,126
Deferred compensation	875	853	544
Other (2)	341	429	435
Total	$7,273	$4,221	$3,105

(1)	Entertainment production asset includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 28,	January 28,	October 29,
	2023	2023	2022
Accrued wages, bonuses and related expenses	$17,470	$23,767	$17,174
Sales and value added taxes payable	2,466	4,561	2,209
Accrued rent and related expenses (1)	954	1,512	899
Current income taxes payable	329	3,418	1,382
Accrued expense - other (2)	4,100	4,100	4,100
Total	$25,319	$37,358	$25,764

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - other consists of accrued costs associated with a legal reserve accrual.

6. Stock-based Compensation

On April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”).  On June 11, 2020, the Company’s stockholders approved the 2020 Incentive Plan.   On April 11, 2023, the Board adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the “Restated 2020 Incentive Plan”).  On June 8, 2023, at the Company’s 2023 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan will terminate on April 11, 2033, unless earlier terminated by the Board. The total number of shares of the Company’s common stock authorized for issuance under the Restated 2020 Incentive Plan increased by 800,000 to a maximum  of 1,800,000 since its inception as the 2020 Incentive Plan, subject to customary capitalization adjustments, substitutions of acquired company awards and certain additions of acquired company plan shares, plus shares that are subject to outstanding awards made under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) that on or after April 14, 2020 may be forfeited, expire or be settled for cash.

For the thirteen weeks ended October 28, 2023 and October 29, 2022, selling, general and administrative expense included stock-based compensation expense of $0.7 million and $0.6 million, respectively. For the thirty-nine weeks ended October 28, 2023 and October 29, 2022 selling, general, and administrative expense included stock-based compensation expense of $2.5 million and $1.9 million, respectively. As of October 28, 2023, there was $1.7 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended October 28, 2023:

	Options
	Shares	Weighted Average Exercise Price
Outstanding, January 28, 2023	177,519	$14.20
Granted	-	-
Exercised	(143,115)	12.87
Forfeited	-	-
Canceled or expired	-	-
Outstanding, October 28, 2023	34,404	$19.73

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirty-nine weeks ended October 28, 2023:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 28, 2023 (1)	287,983	$8.78	295,048	$8.13
Granted (1)	65,759	23.52	65,254	24.75
Vested	(208,620)	7.20	-	-
Adjustment for performance achievement	-	-	57,756	2.87
Earned and Vested	-	-	(215,130)	2.78
Forfeited (1)	(4,838)	12.91	(3,466)	18.03
Outstanding, October 28, 2023 (1)	140,284	$17.89	199,462	$17.62

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the thirty-nine weeks ended  October 28, 2023 and October 29, 2022 was $2.1 million and $2.0 million, respectively.

The outstanding performance shares as of October 28, 2023 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2021 - 2023 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	39,821
2021 - 2023 consolidated revenue growth objectives	13,274
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	60,835
2022 - 2024 consolidated revenue growth objectives	20,278
2023 - 2025 consolidated pre-tax income growth objectives	42,415
2023 - 2025 consolidated revenue growth objectives	22,839
Performance shares outstanding, October 28, 2023	199,462

7. Income Taxes

The Company's effective tax rate was 26.7% and 24.0% for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, compared to 24.6% and 23.1% for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. The 2023 and 2022 effective tax rates differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the third quarter of fiscal 2023 and 2022, the Company remains in a full valuation allowance in certain foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended October 28, 2023 and October 29, 2022 (in thousands):

	For the thirteen weeks ended October 28, 2023					For the thirteen weeks ended October 29, 2022

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$145	$66,773	$(12,017)	$52,965	$107,866	$150	$69,409	$(12,385)	$36,690	$93,864
Issuance of Restricted Stock					-
Shares issued under employee stock plans		175			175		194			194
Stock-based compensation		363			363		368			368
Shares withheld in lieu of tax withholdings					-					-
Share Repurchase	(1)	(670)		(3,369)	(4,040)	(3)	(1,553)		(3,233)	(4,789)
Cash Dividends					-					-
Other					-		4		(47)	(43)
Other comprehensive (loss) income			(302)		(302)			49		49
Net income				7,586	7,586				7,455	7,455
Balance, ending	$144	$66,641	$(12,319)	$57,182	$111,648	$147	$68,422	$(12,336)	$40,865	$97,098

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 (in thousands):

	For the thirty-nine weeks ended October 28, 2023					For the thirty-nine weeks ended October 29, 2022

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$148	$69,868	$(12,274)	$61,375	$119,117	$162	$75,490	$(12,470)	$30,501	$93,683
Adoption of new accounting standard				(785)
Subtotal	$148	$69,868	$(12,274)	$60,590	$118,332	$162	$75,490	$(12,470)	$30,501	$93,683
Issuance of Restricted Stock					-
Shares issued under employee stock plans	4	2,436			2,440	2	1,004			1,006
Stock-based compensation		1,121			1,121		1,175			1,175
Shares withheld in lieu of tax withholdings	(2)	(3,638)			(3,640)	(1)	(2,178)			(2,179)
Share Repurchase	(6)	(3,146)		(12,087)	(15,239)	(16)	(7,073)		(17,083)	(24,172)
Other				196	196		4		(28)	(24)
Dividend				(22,049)	(22,049)					-
Other comprehensive (loss) income			(45)		(45)			134		134
Net income				30,532	30,532				27,475	27,475
Balance, ending	$144	$66,641	$(12,319)	$57,182	$111,648	$147	$68,422	$(12,336)	$40,865	$97,098

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

For the thirty-nine weeks ended October 28, 2023, the Company recorded credit impairment charges of $0.8 million on trade receivables into retained earnings as a result of the adoption of ASC 326 - Credit Impairment.

During the thirteen and thirty-nine weeks ended October 28, 2023, the Company utilized $4.0 million in cash to repurchase 146,028 shares and utilized $15.2 million in cash to repurchase 672,734 shares, respectively, under its $50.0 million program that was authorized by its Board of Directors on August 31, 2022. The Company's Board of Directors also authorized a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
NUMERATOR:
Net income	$7,586	$7,455	$30,532	$27,475

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,362,702	14,542,947	14,413,308	15,097,816
Dilutive effect of share-based awards:	76,093	217,639	150,666	314,314
Weighted average number of common shares outstanding - dilutive	14,438,795	14,760,586	14,563,974	15,412,130

Basic net income per common share	$0.53	$0.51	$2.12	$1.82
Diluted net income per common share	$0.53	$0.51	$2.10	$1.78

In calculating the diluted income per share for the thirteen and thirty-nine weeks ended October 28, 2023, there were zero and 43,673 shares of common stock, respectively, that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine weeks ended October 29, 2022, there were 9,071 and 106,770 shares of common stock, respectively, that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  October 28, 2023 and October 29, 2022 was comprised entirely of foreign currency translation. For the thirteen weeks ended October 28, 2023 and October 29, 2022, the Company had no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended October 28, 2023
Net sales to external customers	$100,411	$6,020	$1,131	$107,562
Income before income taxes	7,233	2,740	375	10,348
Capital expenditures	4,986	-	-	4,986
Depreciation and amortization	3,152	79	-	3,231
Thirteen weeks ended October 29, 2022
Net sales to external customers	$99,229	$4,125	$1,126	$104,480
Income before income taxes	7,771	2,009	108	9,888
Capital expenditures	2,685	-	-	2,685
Depreciation and amortization	2,924	95	-	3,019

Thirty-nine weeks ended October 28, 2023
Net sales to external customers	$315,972	$17,685	$3,180	$336,837
Income before income taxes	31,225	7,882	1,073	40,180
Capital expenditures	11,124	-	-	11,124
Depreciation and amortization	9,266	274	-	9,540
Thirty-nine weeks ended October 29, 2022
Net sales to external customers	$308,001	$12,465	$2,361	$322,827
Income before income taxes	29,174	5,705	843	35,722
Capital expenditures	6,752	-	-	6,752
Depreciation and amortization	8,888	407	-	9,295
Total Assets as of:
October 28, 2023	$238,604	$10,753	$1,186	$250,543
January 28, 2023	272,221	7,466	1,107	280,794
October 29, 2022	253,595	5,045	1,161	259,801

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended October 28, 2023
Net sales to external customers	$93,431	$13,037	$1,094	$107,562
Thirteen weeks ended October 29, 2022
Net sales to external customers	$90,515	$12,851	$1,114	$104,480

Thirty-nine weeks ended October 28, 2023
Net sales to external customers	$297,631	$36,822	$2,384	$336,837
Property and equipment, net	48,631	3,283	0	51,914
Thirty-nine weeks ended October 29, 2022
Net sales to external customers	$282,706	$37,754	$2,367	$322,827
Property and equipment, net	43,898	2,366	0	46,264

For purposes of this table only:
(1) North America includes corporately-operated locations in the United States and Canada.
(2) Europe includes corporately-operated locations in the U.K. and Ireland and sales to wholesale customers in Europe.
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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of October 28, 2023, the Company had a gross receivable balance of $4.5 million and a reserve of $3.5 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

In  August 2021, a putative class action lawsuit was filed against Build-A-Bear Workshop, Inc., asserting claims under the Telephone Consumer Protection Act (the "TCPA") alleging that the Company continued to send marketing text messages to mobile phone numbers registered on the National Do Not Call Registry after allegedly opting-out of receiving them. Statutory damages under the TCPA are assessed at $500 per violation (i.e., per text message), and up to $1,500 per violation if the violation was knowing or willful. The Company has reached a settlement with the Plaintiff and an insurance carrier which has been approved by the Court and did not result in a significant expense for the Company.

,

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

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals. Over the last 25 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity with over 225 million furry friends made by guests. We are leveraging this brand strength to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via a franchise model, and broaden the total addressable market beyond children by adding teens and adults with entertainment/sports licensing, collectible and gifting offerings. Build-A-Bear's pop-culture and multi-generational appeal have also played a key role in our digital transformation which includes a meaningful e-commerce/omni-channel business that has delivered sustained growth, engaging consumer loyalty program and robust digital marketing and content capabilities with industry-leading partners. As of October 28, 2023, we had 356 corporately-operated stores globally and 3 seasonal locations, 85 partner-operated locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 70 international franchised stores under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe there are opportunities to extend the reach and size of our diverse consumer segments through expanded products and licensing relationships, evolved experiences, and incremental occasions, partnerships, and marketing activities. We believe we can further develop our business by creating a continuous circle of engagement with expanded programs including outbound branded licensing and entertainment that drives retail performance and leverages our brand equity which may in turn positively impact other channels of distribution. We remain focused on our strategic priorities which are centered on three key areas:

•	Drive continued digital transformation and broaden our total addressable market while leveraging enhanced omni-channel capabilities. We expect to more effectively use our expanded digital capabilities and platforms to inform and drive marketing and content campaigns and deliver personalized experiences and promotional messaging to both acquire new guests and increase repeat purchases from existing consumers. We also plan to leverage the expansion of our total addressable market by reaching beyond the core kid base and continuing to acquire new tween, teen, and adult consumers by offering unique affinity offerings, expanding gift-giving and adding new purchase occasions. We prepared for and launched the planned update to our e-commerce site with extended testing and algorithm refinements being made throughout the year on multiple points from the landing page to checkout. In addition, we plan to grow our core kids and family business with new product launches, incremental purchase occasions and engaging digital marketing content.

•	Expand brand access with additional experience locations and increase brand engagement leveraging strategic partnerships, pop-culture status and digital media, content and entertainment. In fiscal 2023, we expect a net increase in the number of stores in North America inclusive of third-party retail sites and to have more corporately-operated locations in Europe compared to the end of fiscal 2022. Combined across geographies and business models, we plan to have more total locations at the end of fiscal 2023 compared to the end of fiscal 2022. We have made a concerted effort to shift to non-traditional locations including family-centric tourist and hospitality sites and now have approximately 35% of our total retail locations in non-traditional settings. While tourist sites have been and will remain a critical part of our overarching location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion of our corporately-operated experience locations on a more localized level, particularly given the numerous and flexible models we have developed in the past few years. We also continue to develop innovative experiences to expand our brand reach. This includes Build-A-Bear vending machines, also known as ATMs or automatic teddy machines. In addition, we plan to continue to utilize digital media, content and entertainment as marketing and brand-building tools to engage consumers, create incremental value and drive in-person and online traffic and demand.

•

Optimize our solid financial position including a strong balance sheet to support our business, make investments that drive sustained profitable growth and continue to deliver value to shareholders. We plan to maintain disciplined expense management particularly in light of changes in overall consumer shopping trends, recent inflationary pressures, wage increases and supply chain challenges. We are also focused on ongoing lease negotiations as we continue to evolve our real estate portfolio with new locations, formats and business models. In addition, we expect to continue to strategically manage our capital to support key initiatives and innovative developments designed to deliver long-term profitable growth while returning value to shareholders through actions such as the dividends announced by our Board of Directors and paid in fiscal 2021 and 2023 totaling $41.5 million as well as share repurchase programs authorized by the Board of Directors in fiscal 2021 and 2022 where we have utilized $43.7 million under both programs to repurchase nearly 2.5 million shares through the end of the fiscal third quarter fiscal 2023.

During the last two weeks of our fiscal third quarter, revenues were negatively impacted simultaneous with the widely reported consumer spending softness. The effects of this decline in consumer spending persisted into November 2023, the beginning of our fiscal fourth quarter, continuing to negatively impact our revenues.

Retail Stores:

Corporately-Operated Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-operated stores in North America and Europe for the periods presented:

	Thirty-nine weeks ended
	October 28, 2023			October 29, 2022
	North America	Europe	Total	North America	Europe	Total
Beginning of period	312	38	350	305	41	346
Opened	6	1	7	8	-	8
Closed	-	(1)	(1)	(1)	(6)	(7)
End of period	318	38	356	312	35	347

As of October 28, 2023, 47% of our corporately-operated stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Thirty-nine weeks ended
	October 28, 2023	October 29, 2022
Beginning of period	70	61
Opened	15	6
Closed	-	(2)
End of period	85	65

Through our partner-operated third-party retail model, there were 85 stores in operation at the end of the third quarter of fiscal 2023 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's, Beaches Family Resorts, and Kalahari. This model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-operated stores. As of October 28, 2023, we had 5 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 8 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	October 28, 2023	October 29, 2022
Beginning of period	68	72
Opened	8	9
Closed	(6)	(15)
End of period	70	66

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Revenues:
Net retail sales	93.4%	95.0%	93.8%	95.4%
Commercial revenue	5.6	3.9	5.3	3.9
International franchising	1.0	1.1	0.9	0.7
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	47.4	47.7	46.3	48.5
Cost of merchandise sold - commercial (1)	44.4	46.8	47.8	46.7
Cost of merchandise sold - international franchising (1)	62.2	77.0	64.2	67.4
Total cost of merchandise sold	47.3	48.0	46.5	48.6
Consolidated gross profit	52.7	51.9	53.5	51.4
Selling, general and administrative	43.3	42.5	41.7	40.4
Interest (income) expense, net	(0.3)	0.0	(0.2)	0.0
Income before income taxes	9.6	9.5	11.9	11.1
Income tax expense	2.6	2.3	2.9	2.6
Net income	7.1	7.1	9.1	8.5

Retail Gross Margin (2)	52.6%	52.3%	53.7%	51.5%

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

Thirteen weeks ended October 28, 2023 compared to thirteen weeks ended October 29, 2022

Total revenues. Consolidated revenues increased 2.9%, primarily fueled by growth in commercial segment revenues as well as increased retail revenue from increased retail transactions in North American brick-and-mortar stores driven by an increase in transaction volume and growth in international franchising revenue.

Net retail sales for the thirteen weeks ended October 28, 2023 were $100.4 million, compared to $99.2 million for the thirteen weeks ended October 29, 2022, an increase of $1.2 million, or 1.2%, compared to the prior year period. The components of this increase are as follows (dollars in thousands):

Thirteen weeks ended
October 28, 2023
Impact from:
Existing stores	$(1,243)
Digital sales	879
New stores	1,776
Store closures	(965)
Gift card breakage	(124)
Foreign currency translation	920
Other	(61)
Total Change	$1,182

The retail revenue increase was primarily the result of an increase in sales from corporately-operated retail locations through growth in the number of transactions through the majority of the quarter, including from the opening of a net five corporately-managed locations in the quarter, an increase in digital demand, and the strengthening of the British Pound compared to the same period in the prior year. Our retail revenue during the quarter was negatively impacted by a decline in our dollars per transaction during the period and consumer spending softness during the last two weeks of the period.

Commercial revenue was $6.0 million for the thirteen weeks ended October 28, 2023 compared to $4.1 million for the thirteen weeks ended October 29, 2022. The $1.9 million increase is primarily the result of increased sales volume from our commercial accounts through our partner-operated third-party retail model.

International franchising revenue was $1.1 million for the thirteen weeks ended October 28, 2023 compared to $1.1 million for the thirteen weeks ended October 29, 2022. The lack of change is the result of decreased transactions offset by increased location count.

Retail gross margin. Retail gross margin dollars increased $1.0 million to $52.9 million from $51.9 million for the thirteen weeks ended October 29, 2022. The retail gross margin rate increased 30 basis points compared to the prior year primarily driven by lower freight costs compared to the fiscal 2022 third quarter.

Selling, general and administrative. SG&A expenses were $46.6 million, or 43.3% of consolidated revenue, for the thirteen weeks ended October 28, 2023, compared to $44.4 million, or 42.5% of consolidated revenue, for the thirteen weeks ended October 29, 2022. The increase in overall expense was driven by higher store-level wages due to inflation, the planned addition of talent, marketing, and other investments to support future growth.

Interest (income) expense, net. Interest income was $281,000 for the thirteen weeks ended October 28, 2023 compared to interest expense of $6,000 for the thirteen weeks ended October 29, 2022. The increase in interest income compared to expense in the prior year is the result of the Company's cash management strategy to invest cash on-hand in short-term, highly liquid investments.

Provision for income taxes. Income tax expense was $2.8 million with a tax rate of 26.7% for the thirteen weeks ended October 28, 2023 as compared to $2.4 million with a tax rate of 24.6% for the thirteen weeks ended October 29, 2022. In the third quarter of 2023 and 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, the Company remains in a full valuation allowance in certain foreign jurisdictions.

Thirty-nine weeks ended October 28, 2023 compared to thirty-nine weeks ended October 29, 2022

Total revenues. Consolidated revenues increased 4.3%, primarily driven by a 5.3% increase in North America and partially offset by a 2.5% decrease in Europe. The overall revenue growth was primarily fueled by increased retail transactions in North American brick-and-mortar stores driven by an increase in consumer traffic, as well as growth in the commercial and international franchising segments' revenue.

Net retail sales for the thirty-nine weeks ended October 28, 2023 were $316.0 million, compared to $308.0 million for the thirty-nine weeks ended October 29, 2022, an increase of $8.0 million, or 2.6%, compared to the prior year period. The components of this increase are as follows (dollars in thousands):

Thirty-nine weeks ended
October 28, 2023
Impact from:
Existing stores	$6,294
Digital sales	202
New stores	5,511
Store closures	(3,672)
Gift card breakage	(276)
Foreign currency translation	(75)
Other	(13)
Total Change	$7,971

The retail revenue increase was primarily the result of an increase in sales from corporately-operated retail locations through growth in the number of transactions, as our traffic outpaced national retail traffic data, and the opening of a net six new corporately-managed locations in the fiscal year.

Commercial revenue was $17.7 million for the thirty-nine weeks ended October 28, 2023 compared to $12.5 million for the thirty-nine weeks ended October 29, 2022. The $5.2 million increase is primarily the result of increased sales volume from our commercial accounts through our partner-operated third-party retail model.

International franchising revenue was $3.2 million for the thirty-nine weeks ended October 28, 2023 compared to $2.4 million for the thirty-nine weeks ended October 29, 2022. The $0.8 million increase is primarily due to an overall increase in sales from franchisees.

Retail gross margin. Retail gross margin dollars increased $11.1 million to $169.8 million from $158.7 million for the thirty-nine weeks ended October 29, 2022. The retail gross margin rate increased 220 basis points compared to the prior year primarily driven by lower freight costs, as expected, and leverage of warehouse costs compared to the same period in 2022.

Selling, general and administrative. SG&A expenses were $140.5 million, or 41.7% of consolidated revenue, for the thirty-nine weeks ended October 28, 2023, compared to $130.3 million, or 40.4% of consolidated revenue, for the thirty-nine weeks ended October 29, 2022. The increase in overall expense was driven by higher wages due to inflation, the planned addition of talent, marketing, and other investments to support future growth.

Interest (income) expense, net. Interest income was $524,000 for the thirty-nine weeks ended October 28, 2023 compared to interest expense of $27,000 for the thirty-nine weeks ended October 29, 2022. The increase in interest income compared to expense in the prior year is the result of the Company's cash management strategy to invest cash on-hand in short-term, highly liquid investments.

Provision for income taxes. Income tax expense was $9.6 million with an effective tax rate of 24.0% for the thirty-nine weeks ended October 28, 2023 as compared to $8.2 million with an effective tax rate of 23.1% for the thirty-nine weeks ended October 29, 2022. In the third quarter of fiscal 2023 and 2022, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, the Company remains in a full valuation allowance in certain foreign jurisdictions.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Income before income taxes (pre-tax)	$10,348	$9,888	$40,180	$35,722
Interest (income) expense, net	(281)	6	(524)	27
Depreciation and amortization expense	3,231	3,017	9,540	9,295
Earnings before interest, taxes, depreciation, and amortization	$13,298	$12,911	$49,196	$45,044

EBITDA for the thirteen weeks ended October 28, 2023 increased $0.4 million to $13.3 million from $12.9 million for the thirteen weeks ended October 29, 2022. The slight increase in EBITDA is driven by a decrease in freight costs offset by higher store-level wages due to inflation, the planned addition of talent, marketing, and other investments to support future growth.

EBITDA for the thirty-nine weeks ended October 28, 2023 increased $4.2 million from $45.0 million from the thirty-nine weeks ended October 29, 2022 The increase in EBITDA is primarily driven by a decrease in freight costs coupled with an increase in consolidated revenues, allowing for leverage of merchandise and distribution costs compared to the prior period, partially offset by higher wages due to inflation, the planned addition of talent, marketing, and other investments to support future growth.

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

Liquidity and Capital Resources

As of October 28, 2023, we had a consolidated cash balance of $24.8 million, 80% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. Additionally, during 2023 we have used cash on-hand to invest in short-term, highly liquid investments with original maturities of three months or less resulting in interest income of $0.5 million during the fiscal year.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirty-nine weeks ended
	October 28,	October 29,
	2023	2022
Net cash provided by operating activities	$32,740	$11,247
Net cash used in investing activities	(11,124)	(6,752)
Net cash used in financing activities	(39,134)	(26,135)
Effect of exchange rates on cash	120	818
Decrease in cash, cash equivalents, and restricted cash	$(17,398)	$(20,822)

Operating Activities. Cash provided by operating activities increased $21.5 million for the thirty-nine weeks ended October 28, 2023, as compared to the thirty-nine weeks ended October 29, 2022. This increase in cash from operating activities was primarily driven by a decrease in cash spent on inventory purchases, as in the prior year, we proactively and strategically accelerated the timing of our order placement to mitigate the inflationary pressures experienced in the first half of fiscal 2022, coupled with increased sales volume, resulting in higher net income.

Investing Activities. Cash used in investing activities increased $4.4 million for the thirty-nine weeks ended October 28, 2023 as compared to the thirty-nine weeks ended October 29, 2022. This increase in cash used in investing activities was primarily driven by an increase in spending on capital expenditures related to information technology projects and new store openings.

Financing Activities. Cash used in financing activities increased $13.0 million for the thirty-nine weeks ended October 28, 2023, as compared to the thirty-nine weeks ended October 29, 2022. This increase in cash used in financing activities was driven primarily by the payment of the special cash dividend of $22.1 million and was partially offset by a decrease in repurchases of our common stock during the thirty-nine weeks ended October 28, 2023.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of October 28, 2023, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of October 28, 2023, our borrowing base was $25.0 million. As a result of a $250,000 letter of credit outstanding against the line of credit, approximately $24.7 million was available for borrowing as of October 28, 2023. We had no outstanding borrowings as of October 28, 2023.

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

Capital spending through the thirty-nine weeks ended October 28, 2023 totaled $11.1 million for information technology projects and new store openings, and we expect to spend approximately $16 to $18 million on capital expenditures in fiscal 2023.

Total inventory at quarter end was $64.5 million, a decrease of $23.9 million or 37% from the end of the fiscal 2022 third quarter. We are comfortable with the level and composition of our inventory.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of October 28, 2023, we had purchase obligations totaling approximately $79.4 million, of which $26.0 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $4.0 million in cash to repurchase 146,028 shares during the thirteen weeks ended October 28, 2023 and fiscal year-to-date through December 6, 2023, the Company has utilized $17.3 million to repurchase 760,205 shares. As of December 6, 2023, we have $29.2 millionavailable under the current $50.0 million stock repurchase program adopted on August 31, 2022.

Off-Balance Sheet Arrangements

None.

Inflation

Global inflation is well above recent levels and global interest rates have risen in an effort to curb inflation. The impact of inflation on the Company's business operations was seen throughout fiscal 2022 and continued to adversely affect our business in fiscal 2023, mainly through rising store labor costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products, and leveraging distribution costs. We expect the inflationary pressures experienced thus far in fiscal 2023 to continue throughout the rest of fiscal 2023, specifically through wage increases. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2023 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia-Ukraine conflict, tension between China and Taiwan, and the Israel-Hamas conflict. We cannot provide an estimate or range of impact that such inflation may have on our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates if we elect to maintain higher inventory reserves to mitigate anticipated higher costs.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 28, 2023, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the third quarter fiscal 2023, the Company finished its implementation of new software and control processes to manage inventory at its corporately-operated retail stores within its enterprise resource planning (ERP) system. The transition of this inventory management from the legacy system to the ERP system occurred in phases and was completed by the end of the third quarter fiscal 2023. This implementation has had and is expected to continue to have minimal effects on the Company's controls and processes over accounting for corporately-operated retail store inventory. Except for the changes to our inventory management process, no other changes in our internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the SEC on April 13, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 30, 2023 - August 26, 2023	-	$-	-	$35,322,335
August 27, 2023 - September 30, 2023	68,911	29.04	2,001,362	33,320,973
October 1, 2023 - October 28, 2023	77,117	25.95	2,001,470	31,319,503
Total	146,028	$27.41	4,002,832	$31,319,503

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

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

Date: December 7, 2023

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)