Form 10-K
period 2024-02-03
BUILD-A-BEAR WORKSHOP INC
filed 2024-04-18
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2024

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

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $24.44 for the shares on the New York Stock Exchange on July 29, 2023) was $355.0 million as of July 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 15, 2024, there were 13,980,206 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its June 13, 2024 Annual Meeting of Stockholders are incorporated herein by reference.

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

We operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all the risk factors, nor can it assess the impact of all the risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K, as a prediction of actual results and may not contain all of the material factors that are important to you.

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

The following discussion contains references to fiscal 2023 and fiscal 2022, which represent our fiscal years ending February 3, 2024 and January 28, 2023, respectively.

PART I

ITEM 1.	BUSINESS

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals by participating in the stuffing, fluffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys. We believe the hands-on and interactive nature of our experience locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand. Over the last 26 years, with more than 240 million furry friends sold to guests around the world, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence. We are leveraging this brand strength to grow our brick-and-mortar retail footprint beyond traditional malls through a range of store sizes, formats and locations including tourist destinations. We are also growing through our websites, which focus on gift-giving, collectible merchandise, and licensed products. In addition to growing our corporately-managed store and e-commerce footprint, we are also growing through third-party operated and franchised stores, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program and digital marketing and content, has led to omni-channel growth over the past several years. Build-A-Bear's pop-culture and multi-generational appeal have played a key role in growing our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

As of February 3, 2024, the Company had 525 global locations through a combination of its corporately-managed, partner-operated, and international-franchise models. This reflects 359 corporately-managed locations, including 320 stores in the United States (“U.S.”) and Canada and 39 stores in the United Kingdom (“U.K.”) and Ireland, 92 partner-operated locations operated through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 74 franchised stores operating internationally, all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements. For the 2023 fiscal year, the Company had a net new unit growth of 37 experience locations, comprised of nine corporately managed locations, 22 partner-operated locations, and six international franchise locations.

Segments and Geographic Areas

Our business is conducted through three reportable segments consisting of direct-to-consumer (“DTC”), commercial, and international franchising. Our reportable segments are primarily determined by the types of customers they serve and the types of products and services that they offer. Each reportable segment may operate in many geographic areas. Financial information related to our segments and the geographic areas in which we operate is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 15 — "Segment Information" to the consolidated financial statements for information regarding sales, results of operations and identifiable assets of the Company by business segment and by geographic area.

Description of Operations

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and digital engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with experience locations that feature a unique combination of interactivity and product in which guests can “make their own stuffed animals” by participating in the stuffing, fluffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder”, an age-gated adult-focused “Bear Cave” and the “HeartBox” gift site. Our retail stores also act as “mini distribution centers” that provide efficient omnichannel support for our digital demand. The primary consumer target for our retail stores is families with children while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults. We have also extended our business model by leveraging our brand strength and owned intellectual properties through the creation of engaging content for kids and adults while also offering products at wholesale and in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

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

Operating Strategies

We believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases, we accelerated during the pandemic, are driving improved results, as we delivered growth in total revenues and profit in fiscal 2023. To continue to drive revenue and profit growth, we remain focused on our strategic priorities, which are centered primarily on three key areas:

•	The global expansion of our unique experience locations. During fiscal 2023, we opened a net 37 Build-A-Bear Workshop retail experience locations, through a combination of corporately-managed, third-party operated, and franchise business models. In fiscal 2024, we expect net new unit growth of at least 50 locations in North America and internationally through our three store business models. We have made a concerted effort to shift to non-traditional locations, including family-centric tourist and hospitality sites, as well as partner-operated and franchise locations, and now have more than 35% of total stores in non-traditional settings. While tourist sites have been and will remain a critical part of our location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion in traditional locations on a more localized level, particularly given the numerous and flexible corporate store models we have developed in the past few years. We also continue to develop innovative experiences to expand our brand reach, including Build-A-Bear vending machines, also known as ATMs or automatic teddy machines.

•	Accelerate our comprehensive digital transformation. In addition to growing our e-commerce channel, this includes our marketing and loyalty programs, including our Count Your Candles offer, and content and entertainment initiatives, such as our first-ever animated theatrical film in 2023 “Glisten and the Merry Mission.” Our digital transformation is designed to elevate our business efficiency, integrate our customer communications to acquire new customers and increase purchase occasions, and expand our total addressable market by reaching beyond our core kid base and to continue to acquire new tween, teen and adult consumers by new offerings including gifting and personalization programs. Our 2023 e-commerce sales, inclusive of softness during the year, have tripled since 2018, which was prior to the implementation of key digital initiatives. In early 2024, we created a new position of Chief Customer & Digital Officer to further align our operating structure with our digital strategy.

•	Drive profitable growth through investment initiatives while maintaining a commitment to return capital to shareholders. As corporate store operating margins have remained robust from higher levels of revenue combined with disciplined expense management, particularly considering recent inflationary pressures, wage increases and supply chain challenges, and as we continue to evolve our real estate portfolio with new locations and formats, plus shift to asset-light business models, the company’s cash flows have meaningfully improved. This higher-level of cash flows has been used to increase support for key initiatives to deliver long-term profitable growth, while also returning capital to shareholders through dividends and share repurchases. The Company returned capital to shareholders through two special dividends paid December 27, 2021, and April 6, 2023, totaling $42 million, through share repurchases from a $25 million stock repurchase program that was adopted in November 2021, and through a $50 million stock repurchase program announced in August 2022. The Company announced a new dividend program on March 13, 2024, declaring an initial quarterly cash dividend of $0.20 per share.

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

As of February 3, 2024, our inventory balance was $63.5 million, a decrease of $7.0 million compared to January 28, 2023. We are comfortable with the composition and level of our inventory.

Distribution and Logistics

We own a 350,000 square-foot distribution center in Groveport, Ohio (near Columbus) that serves the majority of our stores in the U.S. and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement guaranteed through January 2025, and continuing on if neither party terminates the agreement, to fulfill our store and e-commerce fulfillment needs. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract for office space and a third-party distribution center in Shanghai, China, with the office space contract ending in August 2024 and the distribution center contract ending in April 2024, with both contracts expected to be renewed before their respective expiration dates.

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

Employees

As of February 3, 2024, we had approximately 1,000 full-time and 3,550 regular part-time employees in the U.S., Canada, the U.K., and Ireland. The number of part-time employees at all locations fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

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

Availability of Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). We make these filings available free of charge in the Investor Relations section of our corporate website, the URL of which is http://ir.buildabear.com, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. You may also request copies of these materials without charge by writing to our Investor Relations department at Build-A-Bear Workshop, Inc. World Headquarters, 415 South 18th Street, St. Louis, MO 63103. The SEC maintains a website, http://www.sec.gov, that contains our annual, quarterly and current reports and other information we file electronically with the SEC. Information on our website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth below may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected. Additional risks not currently known to us or that we presently deem immaterial may also impair our business operations.

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

Inflation impacted our business operations in fiscal 2023 and had an adverse impact on our business throughout the year, specifically seen through rising store labor costs. Although we took actions to mitigate these pressures, such as strategic price increases on highly sought-after products, there can be no assurance that we will be able continue these actions or that they will be successful in the future. We expect the inflationary pressures experienced in fiscal 2023 to decrease but continue into fiscal 2024. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2024 or in future years. These select price increases could have a negative impact on demand for our products.

Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly reduce consumer purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars, geopolitical shifts, and other conflicts, such as the current Russia-Ukraine crisis and the Israel-Hamas conflict that has heightened geopolitical tensions in the Middle East region, as well as natural disasters, increases in commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow us to make a profit. Whether due to inflation or other factors, rising petroleum and material prices, increased transportation and shipping costs, and increased labor costs in the markets in which our products are manufactured and sold all may further increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability, and harm our business, in particular if we are unable to further adjust prices beyond what we were able to do in fiscal 2023, as discussed above.

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

While we invest in integrated marketing efforts and believe we are more of a destination location than many other retailers, we rely to a great extent on consumer traffic in the malls and tourist locations in which we are located. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls and tourist locations as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls nor the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety or success of shopping malls. While we have had significant growth in our e-commerce sales compared to pre-pandemic levels and continue with initiatives intended to develop and strengthen our online business, the majority of our sales are generated from our physical store locations. Consumer traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism or other crime in shopping locations, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in consumer traffic could have an adverse effect on our financial condition and profitability.

Our profitability could be adversely affected by fluctuations in petroleum products prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our plush products and stuffing. Volatility in petroleum prices can be due to many external factors that are beyond our control including political, environmental, and economic factors such as hostilities or other conflicts in oil producing areas (including the current Russia-Ukraine conflict and tensions in the Middle East), limitations and/or disruptions in refining and pipeline capacity, and worldwide demand for petroleum. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our guests the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

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

Global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations.

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

Fail ure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability.

The retail industry continues to rapidly evolve and consumers continue to increasingly embrace digital shopping. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing and the pace of this increase could continue to accelerate.

Our strategy, which includes investments in e-commerce platforms, digital technology, and other consumer initiatives, may not adequately or effectively allow us to continue to grow our e-commerce business, increase sales, or grow our position in the specialty retail and gifting and collectibles markets such as adult to adult gifting (e.g., Heartbox), adult driven affinity (e.g., The Bear Cave), and occasion gifting (e.g., graduation, Valentine's Day). The success of our strategy will depend on our ability to continue building and delivering a seamless omnichannel shopping experience for consumers. With an increasing allocation of capital expenditures focused on digital initiatives, our failure to successfully execute on individual components of this initiative may adversely affect our financial performance. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our brick-and-mortar locations and materially adversely affect our financial performance.

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

Additionally, in fiscal 2023 we operated 26 stores located within other retailers’ stores and 92 stores through our "third-party wholesale" model and as such are subject to the operational risks of these companies, including but not limited to, ineffective store operations, labor disputes and negative publicity, all of which could have a negative impact on our sales and operating performance.

Our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the U.S., Canada, and Europe in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio and rely on this warehouse to receive, store and distribute merchandise for the majority of our North American locations and to our third-party retail partners. To operate this distribution center, our ability to meet changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business in the western U.S. and Europe. For example, as noted above, in Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, events such as fire, accidents, power outages, system failures, public health issues such as pandemics or other health risks, or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and fulfill e-commerce orders and could decrease our sales and increase our costs associated with our supply chain.

INTERNATIONAL RISKS

We rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any factories that produce our plush products, clothing, shoes or accessories. In fiscal 2023 we purchased 73%of our merchandise from five vendors, compared to 77% in fiscal 2022. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities. Prior to 2020, over 90% of merchandise received annually was produced in China. However, our efforts to diversify our supply chain reduced China sourcing to 63% of merchandise received as production shifted primarily to Vietnam, which provided 29% of our merchandise in 2023. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term or long-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Such disruptions may result from public health issues such as a pandemic, weather related events, natural disasters, trade restrictions, tariffs, changes in local laws, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, geopolitical issues or other factors beyond our control. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

We may not be able to operate our international corporately-managed locations profitably.

In addition to our U.S. locations, we currently operate stores in the U.K., Canada, and Ireland. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, public health issues such as pandemics, changes in foreign government policies and regulations, changes in trading status, compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, as well as other risks that we may not anticipate. Brand awareness and affinity in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the U.K. and Ireland, we may be unable to continue to do so on a consistent basis.

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

We purchase the majority of our merchandise directly from manufacturers in foreign countries, primarily in China and Vietnam. Any event causing a disruption of imports, including the imposition of import restrictions, taxes or fees, or labor strikes or lockouts and pandemics, could adversely affect our business. For example, our vendors in China and Vietnam were temporarily closed for periods of time in 2021 and 2022 as a result of the COVID pandemic, ceasing production of inventory and supplies. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the materials or goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. Such tariffs or quotas are subject to change.

Our compliance with the regulations is subject to interpretation and review by applicable authorities. Change in regulations or interpretation could negatively impact our operations by increasing the cost of and reducing the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi and Vietnamese dong, could increase the cost of products we purchase from our vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments that would impact our revenue and profit in various markets. We purchase all inventory in U.S. dollars, and  our foreign subsidiaries buy their inventory from us in their functional currency, which exposes us to currency risk when their functional currencies fluctuate relative to the U.S. Dollar. Our business may be adversely impacted by ongoing uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax, data privacy or other laws. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.

If we are unable to effectively manage our international partner-operated locations, attract new partners or if the laws relating to our international partners change, our growth and profitability could be adversely affected, and we could be exposed to additional liability.

As of February 3, 2024, there were 74 Build-A-Bear Workshop international franchised stores and international, third party operated locations. We cannot ensure that our international partners will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our corporately-managed markets, which may impact the performance of these stores. Additionally, our international partners may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our corporately-managed markets. The operations and results of our international partners could be negatively impacted by the economic, public health (such as a pandemic), or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on their business and in turn negatively impact our own business, financial condition and results of operations.

The success of our franchising business depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchised stores. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel, may not operate their stores profitably and may not pay amounts due to us. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. If franchisees perform below expectations, we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores. In addition, we have recently terminated our franchise agreement covering India resulting in the closure of all stores.

A key growth initiative for our business is the global expansion of our unique experience locations through international, third-party operated locations. At the end of fiscal 2023, we had one location open in Milan, Italy and additional locations expected to be opened in 2024 and beyond. The success of this strategy is dependent on our partners operating locations in a manner consistent with our standards and requirements, hiring and training qualified personnel, and operating the stores profitably so as to continue the relationship. We do not have direct control over our business partners and may not have visibility into their practices.

The laws of the various foreign countries in which our partners operate as well as compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, govern our relationships with our partners. These laws, and any new laws that may be enacted, may detrimentally affect the rights and obligations between us and our franchisees and could expose us to additional liability.

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

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of consumers and sales, and could have negative consequences to us, our employees, and those with whom we do business. In addition, our workforce's combination of remote work, hybrid, and flexible work schedules opening us up for cyber-security threats and potential breaches as a result of increased employee usage of networks other than company-managed. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

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

A determination that there have been violations of laws relating to our practices under communications-based laws could also expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of our marketing and other promotional texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines. For example, the Federal Communications Commission amended certain of its regulations under the Telephone Consumer Protection Act, or TCPA, in 2012 and 2013 in a manner that has increased our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts could treble the damage award for willful or knowing violations. Given the varied number of communications we send to our users, a determination that there have been violations of the TCPA, or other communications-based statutes, has exposed us to significant damage awards that could, individually or in the aggregate, materially harm our business. In 2021, a putative class action lawsuit was filed against us asserting claims under the TCPA which was ultimately dismissed after we reached a settlement with the plaintiff and an insurance carrier.

We may fail to renew, register or otherwise protect our trademarks or other intellectual property and have been sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and result in the diminution in value of our trademarks and other important intellectual property.

Other parties have asserted and may assert in the future, trademark, patent, copyright or other intellectual property rights that are important to our business. We cannot be certain that others will not seek to block the use of or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, patent or other proprietary rights. Defending such claims, even claims without merit, have been time-consuming, and could result in costly settlements, litigation or restrictions on our business and damage our reputation.

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

The appeal of our brand may also depend on the success of our environmental, social and governance ("ESG") initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain that are exposed to the effects of climate change as well as diminishing fossil fuel and water resources. These risks include any increased public focus, including by governmental and non-governmental organizations, on climate change and other environmental sustainability matters, including packaging and waste, emissions, and land use. We may receive increased pressure to publish an ESG report or otherwise expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. If we publish an ESG report or otherwise expand our ESG disclosures, the metrics we disclose whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to accurately track or to achieve progress on any goals or objectives that we set on a timely basis, or at all, could adversely affect our business, financial performance, and growth. By electing to publicly set and share these metrics and expand upon our disclosures, we would also face increased scrutiny related to ESG activities. As a result, we could experience damage to our reputation and the value of our brands if we fail to act responsibly in the areas in which we report. Any such harm to our reputation or any failure or perceived failure by us to adequately address ESG-related activities, including setting of metrics or enhancing disclosures, could adversely affect our business, financial performance, and growth.

Risks Related to Owning Our Common Stock

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	the profitability of our stores;

•	increases or decreases in total revenues;

•	changes in general economic conditions and consumer spending patterns;

•	the timing and frequency of our marketing initiatives;

•	changes in foreign currency exchange rates;

•	seasonal shopping patterns;

•	the timing of store closures, relocations and openings and related expenses;

•	the effectiveness of our inventory management;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings including those associated with major motion pictures;

•	actions of competitors or mall anchors and co-tenants;

•	weather conditions and natural disasters;

•	public health issues such as pandemics, and associated impacts on store openings and store operations

•	the timing and frequency of national media appearances and other public relations events; and

•	the impact of a 53rd week in our fiscal year, which occurs approximately every six years, (e.g., occurred in fiscal 2023).

If our future quarterly results fluctuate significantly or fail to meet the expectations of the investment community, then the market price of our common stock could decline substantially.

Fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, cause use to be unable to repurchase shares at all, at the times or in the amounts we desire, cause the results of our share repurchase program may not be as beneficial as we would like, or cause us to discontinue our quarterly dividend program.

From time to time, we have repurchased shares under plans authorized by our Board of Directors, including a $50 million program adopted in August 2022. Such programs generally do not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of any share repurchase program may not be as beneficial as expected. Additionally, cash flow decreases could cause us to discontinue the recently announced Board of Director approved quarterly dividend program. Our credit agreement restricts our ability to repurchase shares and issue dividends when certain liquidity conditions exist.

Our relatively low market capitalization can cause the market price of our common stock to become volatile.

During fiscal 2023, the trading price of our common stock fluctuated between $17.85 and $30.49 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the retail industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures, stock repurchases, dividends, or other strategic initiatives) by us or other similar companies. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall. Moreover, we believe that such volatility has attracted the interest of activist shareholders in the past and may continue to do so. Responding to activist shareholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.

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

The success of our business depends upon the quality of associates throughout our organization and our ability to attract and retain qualified key employees. The loss of certain key employees, change in management for strategic purposes, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified candidates could have a material adverse effect on our business, financial condition and results of operations. Impacts resulting from turnover of key management personal or a named executive officer, such as the termination of our Chief Digital and Merchandising Officer as of February 3, 2024, could materially harm our business or operating strategies.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We aim to foster and preserve the confidence of customers, employees, shareholders, and other stakeholders regarding our technology and data practices. Our commitments to digital trust, aligned with our core values of service, excellence, integrity, and individual respect, form the basis of our cybersecurity approach.

Cybersecurity Risk, Management and Strategy

We acknowledge the critical nature of evaluating, pinpointing, and addressing the significant risks posed by cybersecurity threats. Our organization has established a comprehensive set of processes, technologies, and mechanisms to support the identification, evaluation, and management of these risks. Central to our cybersecurity strategy is the mitigation of threats, ensuring the robustness and reliability of our system infrastructures. We utilize the guidelines provided by the National Institute of Standards and Technology (NIST) Cybersecurity Framework to shape our cybersecurity initiatives and comply with the Payment Card Industry Data Security Standards where necessary.

Our cybersecurity risk management is intricately integrated into our broader enterprise risk management strategy. Our aim is to effectively identify, prioritize, and manage risks under robust governance, ensuring a secure and resilient organizational environment.

The daily operational responsibility for our cybersecurity initiatives falls to our dedicated cybersecurity team, headed by the Chief Technology Officer (CTO). This team collaborates with external partners to forge and execute our data security and cybersecurity plans, including risk assessments, monitoring activities, and training for our employees. We are committed to continually investing in the enhancement of our capabilities to identify, protect against, and detect security threats.

We employ a suite of tools and services that support the continuous surveillance and reduction of cyber risks. Our internal teams undertake regular audits and penetration testing throughout the year. External third-party experts are enlisted annually to assess our cybersecurity maturity and conduct risk evaluations, besides offering specialized knowledge on various cybersecurity matters. Our security operations center operates 24/7 to identify, lessen, and react to cyber threats promptly. Defined protocols are in place to manage and mitigate any detected cybersecurity incidents swiftly, with regular reviews of our policies and procedures to ensure compliance with evolving regulatory standards and the dynamic threat landscape.

The Incident Response Team (IRT) at our company is a specialized, multidisciplinary group empowered to act swiftly and effectively in managing and communicating cybersecurity incidents. The IRT operates under a comprehensive incident response plan, detailing the procedures for preparing, detecting, responding to, and recovering from cyber incidents. This includes triage, severity assessment, escalation, containment, investigation, and remediation processes, in addition to meeting legal requirements and minimizing damage to the brand and reputation. Regular tabletop exercises are conducted to simulate cyber incidents, enhancing our response strategies, plans, and technology.

Our company ensures that all new hires and existing employees undergo data security and privacy training annually, with additional specialized training for certain roles. Periodic campaigns and simulated phishing tests are also conducted to maintain awareness and vigilance against potential risks.

Vendor security is maintained using programs that evaluate the risk associated with service providers and business partners, focusing on the nature of data accessed or retained. This risk-based approach guides our due diligence and security assessments for selected vendors, ensuring that our contracts reflect the necessary security commitments.

Through the date of filing this Annual Report, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affect our Company, including our business strategy, results of operations, or financial condition. We have not encountered any significant incidents in the past fiscal year. However, we are aware of the ongoing threats that could, if materialized, have a significant impact on our business operations, strategies, or financial condition. Despite our rigorous cybersecurity efforts, we recognize that no system is infallible, and thus we cannot guarantee complete efficacy in preempting or mitigating all potential cyber threats. We continuously evaluate and disclose how identified cybersecurity risks, including those from past incidents, could materially influence our operational, strategic, or financial landscapes.

Cybersecurity Governance

Our commitment to establishing a secure digital realm is underpinned by the structured governance and management of our data security and privacy policies and strategies. Our Board of Directors, which has primary responsibility for overseeing risk management, has delegated risk management oversight responsibility for information systems, information security, data privacy and cybersecurity to the Audit Committee, a member of which has extensive technology experience, including in the area of cybersecurity. The Audit Committee engages in regular, at least quarterly, discussions on these topics, informed by reports from our IT Security Team led by the CTO. Specific topics may include updates to the Company’s approach to cybersecurity risk management; recent developments; key initiatives; the threat landscape; trends; and the results of certain assessments and testing. Periodically, the Audit Committee also receives presentations on cybersecurity matters from third-party cybersecurity experts.  The Board of Directors receives reports from the Audit Committee chair on these and other risk-related matters as deemed necessary.

Our cybersecurity initiatives are led by our CTO and our Director of Security, who holds a Bachelor of Science, Management Information Systems and a Master of Science, Computer and Information Systems Security and Information Assurance.  In addition, our CTO and our Director of Security have Computer Hacking Forensics Investigator and Certified Ethical Hacker certifications.  Both, under the CTO’s leadership, have extensive experience in managing information security, crafting cybersecurity strategies, and spearheading initiatives to counter evolving cyber threats.

The Security and Technology Risk Leadership Committee, led by our CTO, oversees our cybersecurity initiatives, and comprises technology leaders and members of various departments across the company. Similarly, our Privacy, Data Governance, and Artificial Intelligence Committee, under the guidance of our Chief Privacy Officer, oversees our privacy and data governance strategies.

ITEM 2.	PROPERTIES

Stores

We lease all of our store locations. As of February 3, 2024, we operated 359 retail stores located primarily in major malls throughout the U.S., Canada, the U.K., and Ireland in our DTC segment.

Non-Store Properties

In addition to leasing all of our store locations, we own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment center. We lease 51,600 square feet in a building that we use as our corporate headquarters in downtown St. Louis, Missouri with a lease of eleven years commencing in June 2020. This lease was modified in March 2024 to increase the square footage of our corporate headquarters to approximately 58,000 square feet without changing the term length. We also lease an approximately 1,870 square foot storage space in St. Louis, Missouri with the lease commencing in July 2023 and continuing through July 2028. In the U.K., we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2025. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract for office space and a third-party distribution center in Shanghai, China, with the office space contract ending in August 2024 and the distribution center contract ending in April 2024.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation typical for companies engaged in our line of business, including actions seeking to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Information with respect to certain legal proceedings is set forth in Note 10 "Commitments and Contingencies" to the Consolidated Financial Statements (included in Part IV of this form 10-K) and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BBW.” Our common stock commenced trading on the NYSE on October 28, 2004.

Holders

As of April 15, 2024, the number of holders of record of the Company’s common stock totaled approximately 1,864.

Dividends

In fiscal 2023, our Board of Directors declared a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023.

On March 13, 2024, our Board of Directors approved a new quarterly dividend program to evolve its strategic use of capital and declared an initial quarterly dividend of $0.20 per share paid on April 11, 2024 to all stockholders of record as of March 28, 2024. The Company intends to pay dividends quarterly in the future, subject to market conditions and approval by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

 Refer to Part III, Item 12, for information related to our equity compensation plan.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Oct 29, 2023 - Nov 25, 2023	71,178	$24.45	71,178	$29,579,380
Nov 26, 2023 - Dec 30, 2023	52,493	23.58	52,493	28,341,639
Dec 31, 2023 - Feb 3, 2024	100,198	22.32	100,198	26,105,492
Total	223,869	$23.29	223,869	$26,105,492

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions.
(3)	On August 31, 2022, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $50 million of our common stock. This program authorizes the Company to repurchase shares through August 31, 2025 and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior noticed. Shares repurchased under the program will be subsequently retired.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Build-A-Bear Workshop, Inc. a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals by participating in the stuffing, fluffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys. We believe the hands-on and interactive nature of our experience locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand. Over the last 26 years, with more than 240 million furry friends sold to guests around the world, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence. We are leveraging this brand strength to grow our brick-and-mortar retail footprint beyond traditional malls through a range of store sizes, formats and locations including tourist destinations. We are also growing through our websites, which focus on gift-giving, collectible merchandise, and licensed products. In addition to growing our corporately-managed store and e-commerce footprint, we are also growing through third-party operated and franchised stores, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program and digital marketing and content, has led to omni-channel growth over the past several years. Build-A-Bear's pop-culture and multi-generational appeal have played a key role in growing our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

We primarily operate through a vertical retail channel with corporately-managed stores that feature a unique combination of experience and product in which guests can “make their own stuffed animals.” We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder,” an age-gated, adult-focused “Bear Cave” and the “HeartBox” gift site. Our retail stores also act as mini distribution centers that provide efficient omnichannel support for our growing digital demand. The primary consumer target for our brick-and-mortar locations is families with children, while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults.

We also sell product and provide our unique “Bear Builder” experience through the two additional channels of partner-operated and franchise-operated stores. Additionally, we offer products in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

Our strategy includes leveraging our brand strength to continue to strategically evolve our brick-and-mortar retail footprint beyond traditional malls with a versatile range of formats and locations including tourist destinations, expand into international markets primarily via our partner-operated and franchise store models, and grow our e-commerce business. By leveraging our brand strength and owned intellectual properties through the creation of engaging short-form and long-form content for kids and adults, we endeavor to develop a circle of continuous engagement to increase purchase occasions and to continue to broaden the consumer base beyond children by adding tweens, teens and adults with entertainment and sports licensing, plus collectible and gifting offerings.

As of February 3, 2024, we had 359 corporate-managed stores globally, 92 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience, and 74 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites.

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

Selected financial data attributable to each segment for fiscal 2023 and 2022 are presented in Note 15 — Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our year-over-year results discussed below are impacted by an additional week in fiscal 2023 as it was a 53-week period compared to the 52-week period for fiscal 2022.

Our consolidated net income was $52.8 million in fiscal 2023 compared to net income of $48.0 million in fiscal 2022. We believe that we have a concept that has broad demographic appeal which, for North American stores open for the entire year averaged net retail sales per store of $1.2 million in fiscal 2023 and 2022.

We ended fiscal 2023 with no borrowings under our credit agreement and with $44.3 million in cash, cash equivalents and restricted cash after investing $18.3 million in capital projects throughout the year. On August 31, 2022, we announced that our Board of Directors authorized a share repurchase program of up to $50.0 million, and during fiscal 2023, we had utilized $20.5 million in cash to repurchase 896,603 shares under the stock buyback program, leaving $26.1 million authorized outstanding.

On March 13, 2024, we announced that our Board of Directors approved a new quarterly dividend program to evolve its strategic use of capital and declared an initial quarterly dividend of $0.20 per share paid on April 11, 2024 to all shareholders of record as of March 28, 2024. From the end of fiscal 2023 through April 15, 2024, the Company utilized $5.1 million to repurchase $201,198 shares under the stock buyback program, leaving $21.0 million authorized outstanding.

Following is a description and discussion of the major components of our statement of operations:

Revenues

Net retail sales, commercial revenue and international franchising: See Note 3 — "Revenue" to the consolidated financial statements for additional accounting information.

We use net retail sales per square foot as a performance measure for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year for the periods presented:

:

	Fiscal year ended
	February 3,	January 28,
Net retail sales per square foot	2024	2023
North America (1)	$495	$479
United Kingdom (2)	£629	£679

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

Costs and Expenses

Cost of merchandise sold: Cost of merchandise sold is driven primarily by our retail segment. Cost of merchandise sold – retail includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise, store occupancy cost, including store depreciation and store asset impairment charges (if not disclosed separately due to materiality) (See Note 6 — "Property and Equipment, net" to the consolidated financial statements for additional accounting information regarding store asset impairment), cost of warehousing and distribution, packaging, stuffing, damages and shortages, and shipping and handling costs incurred in shipment to customers. Retail gross profit is defined as net retail sales less the cost of merchandise sold - retail. For the commercial segment, cost of merchandise includes the cost of merchandise sold to third-party retailers on a wholesale basis for sale within their stores. For the franchise segment, cost of merchandise includes the sale of furniture, fixtures, and supplies to our franchise partners.

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

Stores

Corporately-Managed Locations:

The number of Build-A-Bear Workshop stores in the U.S. and Canada (collectively, North America) and the U.K. and Ireland (collectively, Europe) for the last two fiscal years is summarized as follows:

	Fiscal year ended
	February 3, 2024			January 28, 2023
	North			North
	America	Europe	Total	America	Europe	Total
Beginning of period	312	38	350	305	41	346
Opened	9	2	11	9	3	12
Converted	(1)	-	(1)	-	-	-
Closed	-	(1)	(1)	(2)	(6)	(8)
End of period	320	39	359	312	38	350

During fiscal 2023, our retail business model continued to evolve to address changing shopping patterns by diversifying our locations, formats and geographies. We are updating our store portfolio with our Discovery format, which represented 47% of our store base as of February 3, 2024. During fiscal 2023, we executed 9 planned new store openings in North America, with six being opened under the Discovery format, one of which was in a tourist site. Temporary locations generally have lease terms of two to eighteen months. These specific sites are designed to capitalize on short-term opportunities. In the future, we expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	February 3, 2024	January 28, 2023
Beginning of period	70	61
Opened	22	13
Closed	-	(4)
End of period	92	70

Through our third-party retail model, there were 92 stores in operation at the end of fiscal year 2023 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The third-party retail model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased on a wholesale basis. These locations are heavily-weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores generally have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of February 3, 2024, we had five master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of eight countries.

The number of international, franchised stores opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	February 3, 2024	January 28, 2023
Beginning of period	68	72
Opened	12	12
Closed	(6)	(16)
End of period	74	68

As of February 3, 2024, the distribution of franchised locations among these countries was as follows:

South Africa	21
Australia (1)	20
China (2)	8
Gulf States (3)	14
Chile	11
Total	74

(1)	Australia master franchise agreement includes New Zealand where one store is currently open.
(2)	China master franchise agreement includes Hong Kong where two stores are currently open.
(3)	Gulf States master franchise agreement includes Kuwait, Qatar and the United Arab Emirates which all have stores as well as Bahrain and Oman where no stores are currently open.

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

Results of Operations

Fiscal 2023 Overview

Our performance continues to reflect the success of our strategy which has allowed us to put the building blocks in place to develop a powerful platform to support our initiatives to deliver consistent profitable growth. We believe our elevated omnichannel business model, which includes a highly profitable e-commerce and experiential retail store base, complimented by diversified revenue streams and disciplined expense and balance sheet management, puts us in a solid position for continued future success. We delivered a full year pre-tax profit of $66.3 million, which was the highest in our company’s 26-year history. In response to a variety of external pressures including changes in consumer shopping habits resulting in the rapid rise of the digital economy and shifting mall traffic patterns, we remained focused on accelerating and expanding our key initiatives by investing in and executing plans to improve operations and profitability. We believe that the majority of our positive performance was driven by the disciplined execution of our strategic initiatives, including leveraging our financial management to invest in growth initiatives, to contribute to a 3.9% increase in total revenue to $486.1 million in fiscal 2023. We ended the year with cash and cash equivalents of $44.3 million with no outstanding borrowings on our credit facility. During fiscal 2023, the Company returned over $42 million to shareholders through $20.5 million in share repurchases and $22.0 million special dividend.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to immaterial rounding:

	Fiscal year ended
	February 3,	January 28,
	2024	2023

Revenues:
Net retail sales	93.9%	95.3%
Commercial revenue	5.2	4.0
International franchising	0.9	0.7
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	45.3	47.4
Cost of merchandise sold - commercial (1)	47.6	46.4
Cost of merchandise sold - international franchising (1)	62.1	61.4
Total cost of merchandise sold	45.6	47.5
Consolidated gross profit	54.4	52.5
Selling, general and administrative	40.9	39.3
Interest expense (income), net	(0.2)	0.0
Income before income taxes	13.6	13.2
Income tax expense	2.8	3.0
Net income	10.9	10.3

Retail gross margin (2)	54.7%	52.6%

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

Fiscal Year Ended February 3, 2024 Compared to Fiscal Year Ended January 28, 2023

Fiscal 2023 was impacted by an additional week as it was a 53-week period, which is compared to 52 weeks in fiscal 2022.

Total revenues. Net retail sales were $456.2 million for fiscal 2023, compared to $446.2 million for fiscal 2022, an increase of $10.0 million or 2.2%, compared to the prior year. The components of this increase are as follows:

Fiscal year ended
February 3, 2024
(dollars in millions)
Impact from:
Existing stores	(0.1)
E-commerce	(3.2)
New stores	7.3
Store closures	(4.0)
Gift card breakage	1.2
Foreign currency translation	0.7
53rd Week	6.9
Other	1.2
10.0

  The retail revenue increase was primarily the result of the 53rd week in the fiscal year, new store openings, and an increase in gift card breakage recorded, partially offset by a decrease in digital sales.

Commercial revenue was $25.4 million for fiscal 2023 compared to $18.5 million for fiscal 2022, an increase of $6.9 million or 37.2% primarily due to increased sales volume from our commercial accounts through our third-party retail model.

Revenue from international franchising was $4.5 million for fiscal 2023 compared to $3.2 million for fiscal 2022. This $1.3 million or 40.6%  increase was primarily due to having more stores in operation in 2023 compared to the same period in 2022.

Retail gross margin. Retail gross margin was $249.3 million in fiscal 2023 compared to $234.7 million in fiscal 2022, an increase of $14.6 million or 6.2%. As a percentage of net retail sales, retail gross margin increased to 54.6% for fiscal 2023 from 52.6% for fiscal 2022, or 200 basis points as a percentage of net retail sales. The increase in gross margin was the result of lower freight expenses in 2023 compared to 2022.

Selling, general and administrative. Selling, general and administrative expenses were $199.0 million or 40.9% of consolidated revenue for fiscal 2023 as compared to $183.9 million or 39.3% of consolidated revenue for fiscal 2022. The increase in overall expense was driven by higher store-level wages due to inflation and the addition of talent and other investments to support growth, including an advertising expense increase of $4.7 million or 23.9% compared to fiscal 2022.

Interest expense (income), net. For fiscal 2023, we had $0.9 million of interest income compared to an immaterial amount of interest expense in fiscal 2022, resulting from higher interest rates.

Provision for income taxes. The provision for income taxes was $13.5 million in fiscal 2023 compared to $13.9 million in fiscal 2022. The 2023 effective rate of 20.4% differed from the statutory rate of 21% primarily due to the reversal of the valuation allowance in the U.K. partially offset by state income tax expense. The 2022 effective rate of 22.5% differed from the statutory rate of 21% primarily due to state income tax expense.

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

	Fiscal year ended
	February 3, 2024	January 28, 2023
Income before income taxes (pre-tax)	66,329	61,924
Interest expense (income), net	(929)	19
Depreciation and amortization expense	13,657	12,482
Earnings before interest, taxes, depreciation, and amortization	$79,057	$74,425

EBITDA for fiscal 2023 was $79.1 million, compared to $74.4 million for fiscal 2022, an increase of $4.7 million compared to the prior year period. The overall increase in EBITDA was driven by lower freight expense, leverage of warehouse costs, and the impact of the 53rd week in fiscal 2023.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening, remodeling or reformatting of stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through cash generated from operations.

	Fiscal year ended
	February 3,	January 28,
	2024	2023
Net cash provided by operating activities	$64,310	$47,276
Net cash used in investing activities	(18,295)	(13,634)
Net cash used in financing activities	(43,901)	(25,056)
Effect of exchange rates on cash	15	767
Increase (decrease) in cash, cash equivalents and restricted cash	$2,129	$9,353

Operating Activities. Cash flows provided by operating activities were $64.3 million and $47.3 million in fiscal years 2023 and 2022, respectively. Cash flows from operating activities increased in fiscal 2023 as compared to fiscal 2022 primarily driven by a decrease in cash spent on inventory purchases and increased sales volume, resulting in higher net income.

Investing Activities. Cash flows used in investing activities were $18.3 million and $13.6 million in fiscal years 2023 and 2022, respectively. Cash used in investing activities in fiscal 2023 increased as compared to fiscal 2022 primarily driven by an increase in spending on capital expenditures related to information technology projects and new store openings.

Financing Activities. Financing activities used cash of $43.9 million in fiscal 2023 compared to $25.1 million in fiscal 2022. Cash used in financing activities in fiscal 2023 increased as compared to fiscal 2022, driven primarily by the repurchases of our common stock for $20.5 million throughout fiscal 2023 and dividends paid of $22.1 million.

Capital Resources. As of February 3, 2024, we had a cash balance of $44.3 million, of which 81% was domiciled within the U.S, after investing $18.3 million in capital projects throughout the year.

We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of February 3, 2024, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of February 3, 2024, we had a borrowing base of $25.0 million. As a result of a $250,000 letter of credit against the line of credit at the end of fiscal 2023, approximately $24.7 million was available for borrowing. As of February 3, 2024, we had no outstanding borrowings.

During fiscal 2023, we utilized $20.5 million in cash to repurchase 896,603 shares under the $50.0 million program authorized by our Board of Directors in August 31, 2022. As of April 15, 2024, we have repurchased a total of $26.9 million to purchase 1,149,018 shares, leaving $19.6 million available.

During the first quarter of fiscal 2024, our Board of Directors declared an initial quarterly dividend of $0.20 per share paid on April 11, 2024 to all shareholders of record as of March 28, 2024.

As of February 3, 2024, we had restricted cash of $0.4 million compared to $0.5 million as of January 28, 2023, resulting in an immaterial difference in activity.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America tend to be shorter term leases to provide flexibility in aligning stores with market trends. During fiscal 2023, lease extensions began to have longer terms as we have secured longer deals with more favorable terms. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease prior to its contracted term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending in fiscal 2023 totaled $18.3 million and was primarily used to support our ongoing digital initiatives and new store openings.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. Additional information is provided in the notes to our consolidated financial statements. As of February 3, 2024, we had purchase obligations totaling approximately $84.7 million, of which $26.0 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We have no off-balance sheet arrangements as of February 3, 2024.

Inflation

The impact of higher inflation on the Company's business operations was seen throughout fiscal 2022 and continued to adversely affect our business in fiscal 2023, mainly through rising store labor costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products, and leveraging distribution costs. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2023 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia-Ukraine conflict, tension between China and Taiwan, and the Israel-Hamas conflict. We cannot provide an estimate or range of impact that such inflation may have on our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates if we elect to maintain higher inventory reserves to mitigate anticipated higher costs.

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

Our accounting policies are more fully described in Note 2 - "Summary of Significant Accounting Policies" to our consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. We have identified the following critical accounting estimates:

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

For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group, inclusive of the right-of-use asset attributable to each store. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance quarterly, using rolling twelve-month results (i.e. full fiscal year). We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable. Impairment charges related to this assessment are typically included in Store asset impairment as a component of income (loss) before income taxes in the DTC segment. See Note 4 - "Leases" and Note 6 - "Property and Equipment, net" to our consolidated financial statements for further discussion.

During fiscal 2023 and 2022, we recorded immaterial impairment charges on long-lived assets. As a measure of sensitivity for fiscal 2023, a hypothetical 10% decrease in the undiscounted future cash flows for the stores would have resulted in immaterial impairments for the year.

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

In the event that we decide to close any or all of these stores in the future, we may be required to record additional impairments, lease termination fees, severance and other charges. Impairment losses in the future are dependent on a number of factors such as site selection, general economic trends, public health issues (such as a pandemic), and thus could be significantly different than historical results. The assumptions used in future calculations of fair value may change significantly which could result in further impairment charges in future periods.

Revenue Recognition

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards are redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. Subsequent to stores reopening following shutdowns caused by COVID, the Company experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced during the pandemic reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2023 would have resulted in a change in breakage revenue of $1.0 million.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to our loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for our loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. A hypothetical 1% change in redemption patterns our loyalty program would result in a change in deferred revenue of approximately $0.1 million.

In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits, and contract liabilities related to the loyalty program are classified as deferred revenue and other.

See Note 3 - "Revenue for additional information".

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

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We evaluate the sustained profitability and three years of cumulative income in each jurisdiction and consider the Company’s ability to carry back its tax losses or credits for refunds, the availability of tax planning strategies, reversals of existing taxable temporary differences and projections of future taxable income. As we had incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, we evaluated the realizability of our UK deferred tax assets and, accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets. In the fourth quarter of fiscal 2023, the Company recorded a benefit of $5.1 million for the reversal of the valuation allowance on deferred tax assets expected to be realized in the U.K. The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income in the U.K. for the three-year period ending with fiscal 2023, the implementation of tax planning strategies, and projections of future taxable income. The Company maintains a valuation allowance in certain other foreign jurisdictions. Changes in the valuation allowance in fiscal 2023 primarily related to the U.K. valuation reversal, balance sheet adjustments and functional currency fluctuations.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of February 3, 2024 and January 28, 2023.

Recent Accounting Pronouncements

See Note 2 – "Summary of Significant Accounting Policies" for additional information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 3, 2024, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2024. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located below.

 In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of February 3, 2024 is effective.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During fiscal 2023 the Company implemented new software and control processes to manage inventory at its corporately-operated retail stores within its enterprise resource planning (ERP) system. The transition of this inventory management from the legacy system to the ERP system occurred in phases beginning in the first quarter fiscal 2023 and was completed by the end of the third quarter fiscal 2023. This implementation has had and is expected to continue to have minimal effects on the Company's controls and processes over accounting for corporately-operated retail store inventory. Except for the changes to our inventory management process, no other changes in our internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Build-A-Bear Workshop, Inc. and Subsidiaries’ internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries  as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations and comprehensive income , stockholders’ equity and cash flows for each of the two years in the period ended February 3, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated April 18, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

April 18, 2024

ITEM 9B.	OTHER INFORMATION

Security Trading Plans of Directors and Executive Officers

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended February 3, 2024, as such terms are defined under Item 408(a) or Regulations S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” and “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A in connection with our Annual Meeting of Stockholders scheduled to be held on June 13, 2024, is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 60, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine Worldwide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

Eric Fencl, 62, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister—General Counsel. Effective October 2015, Mr. Fencl now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, Mr. Fencl held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave Leighton Paisner LLP (formerly known as Bryan Cave LLP). Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 58, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Effective June 2020, he now holds the title of Chief Operations and Experience Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Jennifer Kretchmar, 51, joined Build-A-Bear Workshop in August 2014 as Chief Product Officer and Innovation Bear and in March 2016, she became Chief Merchandising Officer. She served as Chief Digital and Merchandising Officer from June 2020 through February 3, 2024 when her employment was terminated by the Company without cause. Ms. Kretchmar serves on the Board of Directors of Mace Security International, Inc., a publicly traded personal security company. Prior to joining the Company, Ms. Kretchmar was Senior Vice President of Product and Brand

Management with the Stride Rite Children’s Group of Wolverine Worldwide, Inc. where since 2004 she was responsible for the global product creation strategy for a diverse portfolio of children’s footwear brands, including Stride Rite, Sperry Top- Sider®, Saucony®, Keds®, Merrell®, Robeez®, Jessica Simpson® and Hush Puppies®. Before joining Stride Rite, Ms. Kretchmar held positions of increasing responsibility at The Timberland Company, Goldbug, and the United States Department of Agriculture Foreign Service.

Voin Todorovic, 49, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine Worldwide, Inc., a leading global footwear and apparel company, where since September 2013 Mr. Todorovic served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 Mr. Todorovic was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 Mr. Todorovic was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	12,375	$17.84	1,010,666
Total	12,375	$17.84	1,010,666

See Note 12 - "Stock Incentive Plans" to the consolidated financial statements for additional information regarding our equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and Subsidiaries (collectively, the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended February 3, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the two years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated April 18, 2024 expressed an unqualified opinion thereon.

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

Revenue recognition - gift card breakage

Description of the Matter	As described in Note 3, for the Company’s gift cards, revenue is deferred for single transactions until redemption. The unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. For the year ended February 3, 2024, net retail sales included gift card breakage revenue of $6.3 million.

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

St. Louis, Missouri

April 18, 2024

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	February 3,	January 28,
	2024	2023

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$44,327	$42,198
Inventories, net	63,499	70,485
Receivables, net	8,569	15,374
Prepaid expenses and other current assets	11,377	19,374
Total current assets	127,772	147,431

Operating lease right-of-use asset	73,443	71,791
Property and equipment, net	55,262	50,759
Deferred tax assets	8,682	6,592
Other assets, net	7,166	4,221
Total Assets	$272,325	$280,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,170	$10,286
Accrued expenses	19,954	37,358
Operating lease liability short term	25,961	27,436
Gift cards and customer deposits	18,134	19,425
Deferred revenue and other	3,514	6,646
Total current liabilities	83,733	101,151

Operating lease liability long term	57,609	59,080
Other long-term liabilities	1,321	1,446

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at February 3, 2024 and January 28, 2023	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 14,172,362 and 14,802,338 shares, respectively	142	148
Additional paid-in capital	66,330	69,868
Accumulated other comprehensive loss	(12,082)	(12,274)
Retained earnings	75,272	61,375
Total stockholders' equity	129,662	119,117
Total Liabilities and Stockholders' Equity	$272,325	$280,794

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Dollars in thousands, except share and per share data)

	Fiscal year ended
	February 3,	January 28,
	2024	2023

Revenues:
Net retail sales	$456,163	$446,181
Commercial revenue	25,413	18,523
International franchising	4,538	3,233
Total revenues	486,114	467,937

Costs and expenses:
Cost of merchandise sold - retail	206,815	211,489
Cost of merchandise sold - commercial	12,091	8,591
Cost of merchandise sold - international franchising	2,816	1,985
Total cost of merchandise sold	221,722	222,065
Consolidated gross profit	264,392	245,872
Selling, general and administrative expense	198,992	183,929
Interest expense (income), net	(929)	19
Income before income taxes	66,329	61,924
Income tax expense	13,524	13,939
Net income	$52,805	$47,985

Foreign currency translation adjustment	192	196
Comprehensive income	$52,997	$48,181

Income per common share:
Basic	$3.68	$3.21
Diluted	$3.65	$3.15

Shares used in computing common per share amounts:
Basic	14,342,931	14,940,770
Diluted	14,471,875	15,249,819

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, January 29, 2022	$162	$75,490	$(12,470)	$30,501	$93,683

Stock-based compensation expense	-	1,547	-	-	1,547
Shares issued under employee stock plans	3	2,082	-	-	2,085
Shares withheld in lieu of tax withholdings	(1)	(2,178)	-	-	(2,179)
Share Repurchase	(16)	(7,073)	-	(17,083)	(24,172)
Other	-	-	-	(28)	(28)
Other comprehensive income	-	-	196	-	196
Net income	-	-	-	$47,985	47,985

Balance, January 28, 2023	$148	$69,868	$(12,274)	$61,375	$119,117
Adoption of new ASU - ASC 326	-	-	-	(785)	(785)
Subtotal	$148	$69,868	$(12,274)	$60,590	$118,332

Stock-based compensation expense	-	1,385	-	-	1,385
Shares issued under employee stock plans	5	2,894	-	-	2,899
Shares withheld in lieu of tax withholdings	(2)	(3,638)	-	-	(3,640)
Share Repurchase	(9)	(4,179)	-	(16,312)	(20,500)
Cash Dividend	-	-	-	(22,014)	(22,014)
Other	-	-		203	203
Other comprehensive income	-	-	192	-	192
Net income	-	-	-	52,805	52,805

Balance, February 3, 2024	$142	$66,330	$(12,082)	$75,272	$129,662

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year ended
	February 3,	January 28,
	2024	2023

Cash flows provided by operating activities:
Net income	$52,805	$47,985
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,657	12,482
Share-based and performance-based stock compensation	2,089	2,559
Deferred taxes	(1,893)	992
Provision/adjustments for doubtful accounts	251	(820)
Loss on disposal of property and equipment	121	110
Net change in film costs and advances	(1,913)	(2,453)
Change in assets and liabilities:
Inventories, net	7,102	357
Receivables, net	5,870	(3,045)
Prepaid expenses and other assets	6,776	(6,067)
Accounts payable and accrued expenses	(11,083)	(335)
Operating leases	(5,175)	(5,899)
Gift cards and customer deposits	(1,310)	(1,485)
Deferred revenue	(2,987)	2,895
Net cash provided by operating activities	64,310	47,276
Cash flows used in investing activities:
Capital expenditures	(18,295)	(13,634)
Net cash used in investing activities	(18,295)	(13,634)
Cash flows used in financing activities:
Proceeds from exercise of employee equity awards, net of tax	(1,339)	(592)
Purchases of Company's common stock	(20,500)	(24,172)
Cash dividends paid on vested participating securities	(22,062)	(292)
Net cash used in financing activities	(43,901)	(25,056)
Effect of exchange rates on cash	15	767
Increase (decrease) in cash, cash equivalents and restricted cash	2,129	9,353
Cash, cash equivalents and restricted cash, beginning of period	42,198	32,845
Cash, cash equivalents and restricted cash, end of period	$44,327	$42,198

Reconciliation of cash, cash equivalents and restricted cash (1)
Cash and cash equivalents	$43,934	$41,748
Restricted cash from long-term deposits	393	450
Total cash, cash equivalents and restricted cash	$44,327	$42,198

Net cash paid during the period for income taxes	$17,364	$10,327

(1) See cash, cash equivalents and restricted cash in Note 2 - "Summary of Significant Accounting Policies" for further discussion.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”) is a multi-channel retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 359 corporately-managed locations operated primarily in leased mall locations in the U.S., Canada, Ireland, and the U.K. along with its e-commerce sites. As of the balance sheet date, operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements. The Company also sold product through its "third-party retail" model at 92 stores in which it sells its products on a wholesale basis to other companies that then in turn execute the Company's retail experience.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to January 31. The periods presented in these financial statements are fiscal 2023 (53 weeks ended February 3, 2024) and fiscal 2022 (52 weeks ended January 28, 2023). References to years in these financial statements relate to fiscal years or year ends rather than calendar years.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash, money market funds, and short-term highly liquid investments with an original maturity of three months or less held in both domestic and foreign financial institutions. In addition, the Company has a long-term deposit to satisfy contractual terms with the UK Customs Authority (unrelated to the matter discussed in Note 10 - Commitments and Contingencies). The Company also has deposits from franchisees under contractual agreements which are refundable. The long-term and franchisee deposits are considered restricted cash and disclosed within the supplemental disclosure within the consolidated statement of cash flows. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments.

The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash, cash equivalents, and restricted cash.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $4.1 million and $4.7 million as of February 3, 2024 and January 28, 2023, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $1.1 million as of both  February 3, 2024 and January 28, 2023.

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

Leases

The majority of the Company's leases relate to retail stores, corporate offices, and storage locations. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Most retail store leases have an original term of five to ten-year base period and the term can be extended on a lease-by-lease basis with additional terms that are typically much shorter than the original lease term giving the Company lease optionality. The renewal options are not included in the measurement of the right of use assets and right of use liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. These incentives reduce the right-of-use asset related to the lease and are amortized through the right-of-use asset as reductions of expense over the lease term.

The Company's leases typically contain rent escalations over the lease term and the Company recognizes expense for these leases on a straight-line basis over the lease term. The Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as part of the lease right-of-use asset. Some of the Company's leases include rent escalations based on inflation indexes and fair market value adjustments. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the store’s sales in excess of stipulated amounts and certain leases may contain rental provisions that only include a provision for a percentage of a store's total sales, instead of a fixed base rent amount. Such rents based on a percentage of store's total sales are recorded as variable lease expenses.

The Company has elected the practical expedient allowed by the standard to account for all fixed consideration in a lease as a single lease component. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.

Most of the Company’s leases do not provide a readily available implicit interest rate. Therefore, the Company estimates the incremental borrowing discount rate based on information available at lease commencement. The discount rates used are indicative of a synthetic credit rating based on quantitative and qualitative analysis and adjusted to estimate a secured credit rating. For non-U.S. locations, a risk-free rate yield based on the currency of the lease is used to adjust the estimate of the incremental borrowing rate.

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

An impairment charge is recognized to the extent the carrying value exceeded the fair value of the asset (asset group). The Company estimates fair values of these long-lived assets based on its discounted future cash flow analysis for the remaining useful life of the asset or its market rent assessment. An individual asset within an asset group is not impaired below its estimated fair value. Asset impairment charges are recorded within the cost of merchandise sold - retail expense within the Consolidated Statement of Operations and Comprehensive Income. The Company's analysis identified indicators of impairment at two retail locations and the Company incurred immaterial impairment charges during fiscal 2023 for long-lived assets in the Company's DTC segment. The Company incurred immaterial impairment charges during fiscal 2022 for long-lived assets.

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

Costs of entertainment productions are subject to recoverability assessments, whenever events or changes in circumstances indicate that the fair value of the film  may be less than the unamortized cost, which for content predominantly monetized individually, involves comparing the estimated fair values with the unamortized cost. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the entertainment assets. The discounted cash flow analysis includes cash flow estimates of ultimate revenue as well as a discount rate (a Level 3 fair value measurement). The discount rate used in the Company’s discounted cash flow model reflects the time value of money, expectations about variation in the amount or timing of the most likely cash flows, and the price market participants would seek for bearing the uncertainty inherent with the film asset. The amount by which the unamortized costs of entertainment assets exceed their estimated fair values are written off. As of  February 3, 2024 and January 28, 2023, the Company had net capitalized entertainment production costs of $4.7 million and $2.9 million, respectively. The  February 3, 2024 balance for entertainment production costs is comprised of unamortized, released assets, and several in-development entertainment projects.

The main purpose of the Company's production assets is to drive consumer engagement with its own intellectual property, similar to a marketing campaign. As such, the amortization of production assets and any related impairment charges are recorded as advertising expenses with the Selling, general, and administrative line within the Consolidated Statement of Operations and Comprehensive Income and includes this expense in the financial information of the Commercial reportable segment presented in Note 15 - Segment Information. In November 2023, the Company released the film Glisten and the Merry Mission and recorded $1.0 million in film cost amortization during fiscal 2023 based on the individual film's production asset carrying value and its current period actual revenue as a percentage of the ultimate revenue estimate. Additionally, as of  February 3, 2024, the Company performed a recoverability assessment of the Glisten and the Merry Mission assets and determined there were indicators of impairment. A discounted cash flow analysis was used to estimate the fair value of the asset and determined the carry value of the production asset was greater than its fair value. As a result, the Company recorded $0.6 million in film asset impairment. The Company recorded a total of $2.4 million in film costs amortization in fiscal 2023 and a total of $0.3 million in fiscal 2022.

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

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $24.3 million and $19.6 million for fiscal years 2023 and 2022, respectively.

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

The Company assesses its total liability for uncertain tax positions on a quarterly basis. The Company recognizes estimated interest and penalties related to unrecognized tax benefits in income tax expense. See Note 8—"Income Taxes" for further discussion.

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

Stock-Based Compensation

The Company has share-based compensation plans covering certain management groups and its Board of Directors. The Company accounts for share-based payments utilizing the fair value recognition provisions of ASC 718 Compensation - Stock Compensation. The Company recognizes compensation cost for graded-vested equity awards on a straight-line basis over the requisite service period for the entire award and forfeitures as they occur. See Note 12 — "Stock Incentive Plans" for additional information.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation adjustments.

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of February 3, 2024, the current portions of the assets and related liabilities of less than $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying Consolidated Balance Sheets, and the non-current portions of the assets and the related liabilities of $0.7 million are presented in other assets, net and other liabilities in the accompanying Consolidated Balance Sheets. As of January 28, 2023, the current portions of the assets and related liabilities of $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying Consolidated Balance Sheets, and the non-current portions of the assets and the related liabilities of $0.7 million are presented in other assets, net and other liabilities in the accompanying Consolidated Balance Sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash, cash equivalents and restricted cash, receivables, short term investments, accounts payable and accrued expenses, approximates book value at  February 3, 2024 and January 28, 2023.

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

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded a loss of $0.1 million and $0.6 million related to foreign currency in fiscal 2023 and 2022, respectively.

Recent Accounting Pronouncements – Adopted in the current year

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

Recent Accounting Pronouncements – Pending adoption

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024 and the amendments should be applied prospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

(3)	Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 15 — "Segment Information" for additional information). The Company's direct-to-consumer reporting segment represents nearly 94% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company’s online sales, control generally transfers upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value-add and other taxes paid by its customers.

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards issued have been redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience.

Subsequent to stores reopening following shutdowns caused by COVID, the Company has experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced during the pandemic reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. For the fiscal years ended February 3, 2024 and January 28, 2023, net retail sales included gift card breakage revenue of $6.3 million and $5.1 million, respectively. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

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

The Company’s commercial segment includes transactions with other businesses and are mainly comprised of wholesale sales of merchandise, supplies and fixtures, licensing the Company’s intellectual properties for third-party use, and revenues generated from entertainment activities. Revenue for wholesale sales is recognized when control of the merchandise or fixtures is transferred to the customer, which generally occurs upon delivery to the customer. The license agreements provide the customer with highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized as licensee sales occur over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue and other on the consolidated balance sheet. Entertainment revenue is generated through the sale of entertainment assets directly to customers or through licensing agreements.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchisees, and employee compensation. Accordingly, the Company’s policy is to capitalize the finder’s fee, an incremental cost, and expense all other costs as incurred. The Company amortizes these capitalized costs into expense in the same pattern as the development fee as described previously.

Allowance for Expected Credit Losses

	2023	2022
Balance, beginning of period	$5,872	$7,056
Adjustment for expected credit losses	1,912	2,105
Uncollectible accounts written off, net of recoveries (1)	(849)	(3,289)
Balance, end of period	$6,935	$5,872

(1) Other receivables allowance for doubtful accounts represent uncollectible accounts written off, recoveries and the impact of currency translation

(4)	Leases

The table below presents information related to the lease costs for operating leases for the periods presented (in thousands).

	For the Year Ended
	February 3, 2024	January 28, 2023

Operating lease costs	$36,849	$34,738
Variable lease costs (1)	10,782	10,081
Short term lease costs	110	47
Total Operating Lease costs	$47,741	$44,866

(1) Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the periods presented (in thousands).

	For the Year Ended
	February 3, 2024	January 28, 2023
Operating cash flows for operating leases	$39,598	$37,285

Operating cash flows for operating leases for fiscal 2023 increased from the operating cash flows for operating leases for the same periods in fiscal 2022, primarily due to increased corporately-managed store count and overall increases in market rent.

As of February 3, 2024, the weighted-average remaining operating lease term was 4.3 years and the weighted-average discount rate was 6.7% for operating leases recognized on the consolidated balance sheet.

The Company recorded immaterial impairment charges during fiscal 2023 and 2022 against its right-of-use operating lease assets in the Company's DTC segment.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2024	29,604
2025	24,102
2026	15,223
2027	10,172
2028	5,652
Thereafter	13,141
Total minimum lease payments	97,894
Less: amount of lease payments representing interest	(14,324)
Present value of future minimum lease payments	83,570
Less: current obligations under leases	(25,961)
Long-term lease obligations	$57,609

As of February 3, 2024, the Company had additional executed leases that had not yet commenced with operating lease liabilities totaling $6.3 million. These leases are expected to commence in the first quarter of fiscal 2024 with lease terms of seven to ten years.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	February 3,	January 28,
	2024	2023
Prepaid occupancy (1)	$2,442	$2,196
Prepaid insurance	1,250	$1,221
Prepaid gift card fees	699	$835
Prepaid royalties	319	$301
Prepaid taxes (2)	199	$73
Prepaid merchandise (3)	-	$6,047
Other (4)	6,468	$8,701
Total	$11,377	$19,374

(1) Prepaid occupancy consists of prepaid expenses related to non-lease components.

(2) Prepaid taxes consist of prepaid federal and state income tax.

(3) Prepaid merchandise consists of prepaid purchase orders of inventory that are not in transit as of fiscal year end.

(4) Other consists primarily of prepaid expenses related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	February 3,	January 28,
	2024	2023
Entertainment production asset	$4,734	$2,939
Deferred compensation	2,121	853
Other (1)	311	429
Total	$7,166	$4,221

(1) Other consists primarily of deferred financing costs related to the Company's credit facility.

(6)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	February 3,	January 28,
	2024	2023
Land	$2,261	$2,261
Furniture and fixtures	26,129	26,134
Machinery and equipment	16,296	15,556
Leasehold improvements	101,126	98,808
Building	14,970	14,969
Computer hardware	25,920	21,509
Computer software	31,132	25,696
Construction in progress	7,821	10,895
	225,655	215,828
Less accumulated depreciation	170,393	165,069
Total, net	$55,262	$50,759

For fiscal 2023 and 2022, depreciation expense was $13.7 million and $12.5 million, respectively.

The Company recorded immaterial impairment charges during fiscal 2023 and 2022  for long-lived assets in the Company's DTC segment.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 3,	January 28,
	2024	2023
Accrued wages, bonuses and related expenses	$14,549	$23,767
Sales tax payable	$2,447	4,561
Accrued rent and related expenses (1)	$1,356	1,512
Current income taxes payable	$1,602	3,418
Accrued expense - other (2)	$-	4,100
Total	$19,954	$37,358

(1) Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2) Accrued expense - other consists of accrued costs associated with a legal reserve accrual.

For fiscal 2023 and 2022, defined contribution expense was $1.5 million and $1.4 million, respectively, included within Accrued wages, bonuses and related expenses.

(8)	Income Taxes

The Company’s income before income taxes from domestic and foreign operations (which include the U.K., Canada, China, and Ireland), is as follows (in thousands):

	Fiscal year ended
	February 3,	January 28,
	2024	2023
Domestic	$61,110	$57,595
Foreign	5,219	4,329
Total income before income taxes	$66,329	$61,924

The components of the income tax expense are as follows (in thousands):

	Fiscal year ended
	February 3,	January 28,
	2024	2023

Current:
U.S. Federal	$12,080	$10,190
U.S. State	3,205	2,617
Foreign	145	30
Deferred:
U.S. Federal	(537)	368
U.S. State	(212)	285
Foreign	(1,157)	449
Income tax expense	$13,524	$13,939

A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pre-tax income is as follows:

	February 3,	January 28,
	2024	2023

Income before income taxes	$66,329	$61,924
U.S. federal statutory income tax rate	21%	21%
Income tax expense at statutory federal rate	13,929	13,004
Valuation allowance	(5,075)	(328)
State and local income taxes, net of federal tax benefit	2,354	2,202
Non deductible executive compensation	1,038	1,091
Effect of lower foreign taxes	639	(33)
Adjustment for unrecognized tax positions	3	(30)
Other items, net	636	(1,967)
Income tax expense (benefit)	$13,524	$13,939
Effective tax rate	20.4%	22.5%

The 2023 effective rate of 20.4% differed from the statutory rate of 21% primarily due to the reversal of the valuation allowance in the U.K. partially offset by state income tax expense. The 2022 effective rate of 22.5% differed from the statutory rate of 21% primarily due to state income tax expense.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets based on all available positive and negative evidence. In the fourth quarter of fiscal 2023, as the Company was in a cumulative income position in the U.K. and continues to be profitable in the jurisdiction, the Company recorded a benefit of $5.1 million for the reversal of the valuation allowance on deferred tax assets expected to be realized in the U.K. Changes in the valuation allowance in fiscal 2023 primarily related to the U.K. valuation reversal, balance sheet adjustments and functional currency fluctuations.

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	February 3,	January 28,
	2024	2023

Deferred tax assets:
Operating lease liability	$21,091	$21,877
Deferred revenue	3,173	3,116
Accrued compensation	2,249	2,941
Net operating loss carryforwards	849	2,776
Depreciation	1,063	1,581
Investment in affiliates	-	1,576
Accrued expenses	334	1,213
Deferred compensation	822	962
Inventories	871	842
Receivables write-offs	806	563
Carryforward of tax credits	222	311
Intangible assets	2,954	240
Other	163	404
Total gross deferred tax assets	34,597	38,402
Less: Valuation allowance	(1,546)	(8,000)
Total deferred tax assets, net of valuation allowance	33,051	30,402

Deferred tax liabilities:
Operating lease right-of-use assets	(17,999)	(17,828)
Depreciation	(4,222)	(3,634)
Deferred expense	(1,451)	(1,402)
Inventories	(682)	(928)
Other	(15)	(18)
Total deferred tax liabilities	(24,369)	(23,810)
Net deferred tax assets	$8,682	$6,592

As of February 3, 2024, the Company had gross net operating loss (NOL) carryforwards of approximately $3.3 million, $1.9 million of which relate to the U.K. where NOLs have no expiration date. The remaining NOLs in certain other foreign jurisdictions are not expected to be utilized.

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

As of February 3, 2024, the Company had total unrecognized tax benefits of $0.1 million, of which approximately $0.1 million would favorably impact the Company’s provision for income taxes if recognized. As of January 28, 2023, the Company had total unrecognized tax benefits of $0.1 million, of which approximately $0.1 million would favorably impact the Company’s provision for income taxes if recognized. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included within other liabilities in the consolidated balance sheets were less than $0.1 million for both years ended as of  February 3, 2024 and January 28, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the consolidated statement of operations. For the years ended  February 3, 2024 and  January 28, 2023, the Company recognized an (expense) benefit of less than ($0.1) million and $0.1 million, respectively, for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	February 3,	January 28,
	2024	2023

Balance at beginning of year	66	334
Increases for prior year tax positions	-	-
Settlements	-	(268)
Balance at end of year	66	66

Management does not expect the amount of unrecognized tax benefits to change by a material amount in the next twelve months.

The following tax years remain open in the Company’s major taxing jurisdictions as of February 3, 2024:

United States (Federal)	2020 through 2023
United Kingdom	2019 through 2023

(9)	Line of Credit

The Company has a revolving credit and security agreement with PNC Bank, as agent, which expires on December 17, 2026, and provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of February 3, 2024, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement.

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

The Company is currently in compliance with the Credit Agreement covenants. As of February 3, 2024, the Company had a borrowing base of $25.0 million. As a result of a $250,000 letter of credit against the line of credit at the end of fiscal 2023, approximately $24.7 million was available for borrowing. The Company had no outstanding borrowings as of February 3, 2024.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the lower tribunal in November 2019 and upper tribunal in March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision and, in early  November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of February 3, 2024, the Company had a gross receivable balance of $4.6 million and a reserve of $3.7 million, leaving a net receivable of $0.9 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

In  August 2021, a putative class action lawsuit was filed against Build-A-Bear Workshop, Inc., asserting claims under the Telephone Consumer Protection Act (the "TCPA") alleging that the Company continued to send marketing text messages to mobile phone numbers registered on the National Do Not Call Registry after allegedly opting-out of receiving them. The Company reached a settlement with the Plaintiff and an insurance carrier which has been approved by the Court and will not result in a significant expense for the Company. The action was dismissed, with prejudice, in October 2023.

(11)	Net Income Per Share

The Company computes both basic and diluted income per common share. The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Fiscal year ended
	February 3,	January 28,
	2024	2023
NUMERATOR:
Net Income	$52,805	$47,985

DENOMINATOR:
Weighted average number of common shares outstanding - basic	14,342,931	14,940,770
Dilutive effect of share-based awards:	128,944	309,049
Weighted average number of common shares outstanding - dilutive	14,471,875	15,249,819
Basic income per common share	$3.68	$3.21
Diluted income per common share	$3.65	$3.15

In calculating diluted earnings per share for fiscal 2023 and 2022, options to purchase 31,343 and 49,133 shares of common stock, respectively, were outstanding at the end of the period, but were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

(12)	Stock Incentive Plans

In 2004, the Company adopted the Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan which the Company amended and restated in 2009 and 2014 (collectively, the Incentive Plans). In 2017, the Company adopted the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan.

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

For the years ended  February 3, 2024 and  January 28, 2023, Selling, general and administrative expense included stock-based compensation expense of $2.1 million and $2.6 million, respectively. As of February 3, 2024, there was $2.0 million of total unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of 1.3 years. Future total shares available for options, non-vested stock and restricted stock grants were 1,010,666 and 186,624 at the end of 2023 and 2022, respectively.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding, January 28, 2023	177,519	14.20
Granted	-	-
Exercised	(165,144)	13.93
Canceled or expired	-	-
Outstanding, February 3, 2024	12,375	$17.84	1.5	$0.1

Options Exercisable as of:
February 3, 2024	12,375	$17.84	1.5	$0.1

There were no options granted during fiscal 2023 or 2022. The expense recorded related to options granted was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options.

The total grant date fair value of options exercised in fiscal 2023 was $1.2 million and the total intrinsic value was $1.2 million. The total grant date fair value of options exercised in fiscal 2022 was $0.8 million and the total intrinsic value was $1.3 million. The Company generally issues new shares to satisfy option exercises.

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

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 28, 2023	287,983	$8.78	295,048	$8.13
Granted	65,759	23.52	65,254	24.75
Vested	(208,621)	7.20	(215,130)	2.78
Adjusted for performance achievement	-	-	57,756	2.78
Canceled or expired	(22,512)	16.10	(17,846)	20.31
Outstanding, February 3, 2024	122,609	$18.02	185,082	$17.37

In fiscal 2023, the Committee awarded three-year performance-based restricted stock, established specific profitability and revenue objectives for fiscal 2023, 2024, and 2025, and assigned a weighting to each objective. Profitability is measured by the Company’s achievement of established compound annual growth for consolidated EBITDA. Revenue will be measured by the Company's achievement of revenue growth, by meeting established compound annual growth rate targets for cumulative total revenue. The target number of shares awarded was 65,254 with a weighted average grant date fair value of $24.75 per share. If profitability and revenue exceed the threshold objectives, the performance-based restricted stock award has a payout opportunity ranging from 25% to 200% of the target number of shares.

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

As of  February 3, 2024, the Company had recorded aggregate expense for the fiscal 2021, 2022, and 2023 three-year performance-based restricted stock awards of $1.6 million.

The vesting date fair value of shares that vested in fiscal 2023 and 2022 was $2.1 million and $2.0 million, respectively.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2023 and fiscal 2022:

Common
Stock

Shares as of January 29, 2022	16,146,332
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	189,509
Share repurchase	(1,533,503)
Shares as of January 28, 2023	14,802,338
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	266,627
Share repurchase	(896,603)
Shares as of February 3, 2024	14,172,362

The Company's Board of Directors declared an initial quarterly dividend of $0.20 per share paid on April 11, 2024, to all shareholders of record as of March 28, 2024.

(14)	Major Vendors

Five vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 73%of inventory purchases in 2023 and 77% in 2022.

(15)	Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of wholesale activities, licensing the Company’s intellectual properties for third party use, and entertainment activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in select countries in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Fifty-three weeks ended February 3, 2024
Net sales to external customers	$456,163	$25,413	$4,538	$486,114
Income before income taxes	56,613	8,160	1,556	66,329
Capital expenditures	18,295	-	-	18,295
Depreciation and amortization	13,264	393	-	13,657
Fifty-two weeks ended January 28, 2023
Net sales to external customers	$446,181	$18,523	$3,233	$467,937
Income before income taxes	51,663	8,318	1,943	61,924
Capital expenditures	13,634	-	-	13,634
Depreciation and amortization	11,972	510	-	12,482

Total Assets as of:
February 3, 2024	$262,299	$8,801	$1,225	$272,325
January 28, 2023	$272,221	$7,466	$1,107	280,794

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

	North
	America (1)	Europe (2)	Other (3)	Total

Fifty-three weeks ended February 3, 2024
Net sales to external customers	$426,244	$56,141	$3,729	$486,114
Property and equipment, net	51,707	3,555	-	55,262
Fifty-two weeks ended January 28, 2023
Net sales to external customers	$408,881	$55,854	$3,202	$467,937
Property and equipment, net	48,242	2,517	-	50,759

For purposes of this table only:

(1)	North America includes corporately-managed stores in the United States and Canada.
(2)	Europe includes corporately-managed stores in the U.K. and Ireland.
(3)	Other includes franchise businesses outside of North America and Europe.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expenses	Other (1)	Ending Balance
Deferred Tax Asset Valuation Allowance
2023	$8,000	$(5,500)	$(954)	$1,546
2022	9,795	(478)	(1,317)	8,000

(1) Other deferred tax asset valuation allowance represents reserves utilized and the impact of currency translation.

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description

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

10.1.10*	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on April 19, 2019)

10.1.11*	Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on June 12, 2020)

10.1.12*	Description of Build-A-Bear Workshop, Inc. Three-Year Performance-Based Cash Program for C-Level Employees (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on October 9, 2020)

10.1.13*	Form of Restricted Stock Agreement under the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on October 9, 2020)

10.1.14*	Form of Restricted Stock Agreement under the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on April 16, 2021)

10.1.15*	Description of Build-A-Bear Work, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on April 15, 2022)

10.1.16*	Description of Build-A-Bear Work, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on April 14, 2023)

10.1.17*	Build-A-Bear Workshop, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 9, 2023)

10.1.18*	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on June 9, 2023)

10.2 *	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

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

10.6.2*	Separation Agreement and General Release by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. dated February 4, 2024 (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K filed on February 5, 2024)

10.6.3*	Consulting Agreement by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc., dated February 4, 2024 (incorporate by reference from Exhibit 10.2 on our Current Report on Form 8-K filed on February 5, 2024)

10.7*	Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 on our Current Report on Form 8-K, filed on March 11, 2016)

10.8*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.9	Revolving Credit and Security Agreement dated as of August 25, 2020 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 31, 2020).

10.9.1	First Amendment to Revolving Credit and Security Agreement dated as of December 17, 2021 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on December 22, 2021)

10.9.2	Second Amendment to Revolving Credit and Security Agreement dated as of November 21, 2022 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 23, 2022)

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

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 10 of the Registrant’s audited consolidated financial statements included herein)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 18, 2024	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended February 3, 2024 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	April 18, 2024
Craig Leavitt

/s/ George Carrara	Director	April 18, 2024
George Carrara

/s/ Robert L. Dixon, Jr.	Director	April 18, 2024
Robert L. Dixon, Jr.

/s/ Narayan Iyengar	Director	April 18, 2024
Narayan Iyengar

/s/ Lesli Rotenberg	Director	April 18, 2024
Lesli Rotenberg

/s/ Sharon John	Director and President and Chief Executive Officer	April 18, 2024
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	April 18, 2024
Voin Todorovic	(Principal Financial and Accounting Officer)