Form 10-Q
period 2024-05-04
BUILD-A-BEAR WORKSHOP INC
filed 2024-06-13
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2024

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

As of June 10, 2024, there were 13,805,082 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	May 4,	February 3,	April 29,
	2024	2024	2023
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,233	$44,327	$32,819
Inventories, net	64,024	63,499	66,489
Receivables, net	9,547	8,569	13,307
Prepaid expenses and other current assets	12,046	11,377	13,503
Total current assets	123,850	127,772	126,118

Operating lease right-of-use asset	72,783	73,443	73,780
Property and equipment, net	53,897	55,262	50,385
Deferred tax assets	8,672	8,682	6,642
Other assets, net	6,074	7,166	4,785
Total Assets	$265,276	$272,325	$261,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,793	$16,170	$13,686
Accrued expenses	19,552	19,954	27,272
Operating lease liability short term	24,276	25,961	27,843
Gift cards and customer deposits	16,620	18,134	18,637
Deferred revenue and other	3,432	3,514	5,010
Total current liabilities	78,673	83,733	92,448

Operating lease liability long term	56,906	57,609	59,030
Other long-term liabilities	1,356	1,321	1,260

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at May 4, 2024, February 3, 2024 and April 29, 2023	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 13,914,176, 14,172,362, and 14,938,825 shares, respectively	139	142	149
Additional paid-in capital	64,065	66,330	70,324
Accumulated other comprehensive loss	(12,153)	(12,082)	(12,177)
Retained earnings	76,290	75,272	50,676
Total stockholders' equity	128,341	129,662	108,972
Total Liabilities and Stockholders' Equity	$265,276	$272,325	$261,710

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
Revenues:
Net retail sales	$107,868	$112,096
Commercial revenue	5,985	6,688
International franchising	877	1,266
Total revenues	114,730	120,050

Costs and expenses:
Cost of merchandise sold - retail	49,415	50,904
Cost of merchandise sold - commercial	2,533	3,358
Cost of merchandise sold - international franchising	617	885
Total cost of merchandise sold	52,565	55,147
Consolidated gross profit	62,165	64,903
Selling, general and administrative expense	47,562	45,626
Interest income, net	(426)	(76)
Income before income taxes	15,029	19,353
Income tax expense	3,570	4,745
Net income	$11,459	$14,608

Foreign currency translation adjustment	(71)	97
Comprehensive income	$11,388	$14,705

Income per common share:
Basic	$0.82	$1.01
Diluted	$0.82	$0.98

Shares used in computing common per share amounts:
Basic	13,925,957	14,457,858
Diluted	14,006,400	14,974,930

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023

Cash flows provided by operating activities:
Net income	$11,459	$14,608
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,658	3,080
Share-based and performance-based stock compensation	412	1,052
Provision/adjustments for doubtful accounts	(78)	(316)
Loss on disposal of property and equipment	139	21
Deferred taxes	-	(53)
Change in assets and liabilities:
Inventories, net	(593)	4,077
Receivables, net	(901)	1,626
Prepaid expenses and other assets	407	5,264
Accounts payable and accrued expenses	(810)	(6,265)
Operating leases	(1,716)	(1,840)
Gift cards and customer deposits	(1,502)	(799)
Deferred revenue	(110)	(1,669)
Net cash provided by operating activities	10,365	18,786
Cash flows used in investing activities:
Purchases of property and equipment	(2,430)	(3,065)
Net cash used in investing activities	(2,430)	(3,065)
Cash flows used in financing activities:
(Purchases) proceeds from the exercise of employee equity awards, net of tax	(1,869)	94
Cash dividends paid	(2,911)	(22,098)
Purchases of Company’s common stock	(9,198)	(3,099)
Net cash used in financing activities	(13,978)	(25,103)
Effect of exchange rates on cash	(51)	3
Decrease in cash, cash equivalents, and restricted cash	(6,094)	(9,379)
Cash, cash equivalents and restricted cash, beginning of period	44,327	42,198
Cash, cash equivalents and restricted cash, end of period	$38,233	$32,819

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$37,840	$32,367
Restricted cash from long-term deposits	$392	$452
Total cash, cash equivalents and restricted cash	$38,233	$32,819

Net cash paid during the period for income taxes	$210	$646

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of February 3, 2024 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 3, 2024, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2024.

Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings attributable to Build-A-Bear Workshop, Inc.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended February 3, 2024.

2. Revenue

Currently, most of the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 94% of consolidated revenue for the first quarter of fiscal 2024. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

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

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards are redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customers’ redemption pattern using an estimated breakage rate based on historical experience. Subsequent to stores reopening following shutdowns caused by COVID, the Company experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced during the pandemic reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or at other times if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2023 would have resulted in a change in breakage revenue of $1.0 million.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen weeks ended May 4, 2024 are not material to the financial statements.

The Company reserves for “expected” credit losses on financial instruments and other commitments to extend credit rather than the “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts.  For the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, the Company had an allowance for credit losses of $6.9 million and $6.3 million.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended May 4, 2024 and April 29, 2023 (in thousands).

	Thirteen weeks ended
	May 4, 2024	April 29, 2023

Operating lease costs	$9,584	$8,982
Variable lease costs (1)	2,191	2,126
Short term lease costs	26	15
Total Operating Lease costs	$11,801	$11,123

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended May 4, 2024 and April 29, 2023 (in thousands).

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Operating cash flows for operating leases	$9,814	$9,684

As of May 4, 2024 and April 29, 2023, the weighted-average remaining operating lease term was 4.8 years and 4.0 years, respectively, and the weighted-average discount rate was 6.9% and 6.3%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

For the thirteen weeks ended May 4, 2024 and the thirteen weeks ended April 29, 2023 the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2024	$23,716
2025	20,758
2026	13,428
2027	9,758
2028	6,298
Thereafter	27,133
Total minimum lease payments	101,091
Less: amount of lease payments representing interest	(19,909)
Present value of future minimum lease payments	81,182
Less: current obligations under leases	(24,276)
Long-term lease obligations	$56,906

As of May 4, 2024, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $33.8 million. These leases are expected to commence in fiscal 2024 and fiscal 2025 with lease terms of two to twenty years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	May 4,	February 3,	April 29,
	2024	2024	2023
Prepaid occupancy (1)	$3,807	$2,442	$3,352
Prepaid insurance	733	1,250	526
Prepaid gift card fees	647	699	768
Prepaid royalties	265	319	449
Prepaid taxes (2)	127	199	28
Other (3)	6,468	6,468	8,380
Total	$12,046	$11,377	$13,503

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	May 4,	February 3,	April 29,
	2024	2024	2023
Entertainment production asset (1)	$4,736	$4,734	$3,500
Deferred compensation	1,057	2,121	885
Other (2)	281	311	400
Total	$6,074	$7,166	$4,785

(1)	Entertainment production asset includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	May 4,	February 3,	April 29,
	2024	2024	2023
Accrued wages, bonuses and related expenses	$12,007	$14,549	$12,602
Current income taxes payable	4,891	1,602	7,524
Sales and value added taxes payable	1,617	2,447	2,148
Accrued rent and related expenses (1)	1,037	1,356	898
Accrued expense - other (2)	-	-	4,100
Total	$19,552	$19,954	$27,272

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - other consists of accrued costs associated with a legal reserve accrual.

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

For the thirteen weeks ended May 4, 2024 and April 29, 2023, selling, general and administrative expense included stock-based compensation expense of $0.4 million and $1.1 million, respectively.  As of May 4, 2024, there was $4.1 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.1 years.

The following table is a summary of the balances and activity for stock options for the thirteen weeks ended May 4, 2024:

Options
	Shares	Weighted Average Exercise Price
Outstanding, February 3, 2024	12,375	$17.84
Granted	-	-
Exercised	(12,375)	17.84
Forfeited	-	-
Canceled or expired	-	-
Outstanding, May 4, 2024	-	$-

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirteen weeks ended May 4, 2024:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 4, 2024 (1)	122,609	$18.02	185,082	$17.37
Granted (1)	39,270	27.50	62,456	27.50
Vested	(59,237)	13.89	-	-
Adjustment for performance achievement	-	-	53,095	2.78
Earned and Vested	-	-	(106,190)	2.78
Forfeited (1)	(3,333)	24.75	(3,333)	24.75
Outstanding, May 4, 2024 (1)	99,309	$24.01	191,110	$23.09

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the thirteen weeks ended  May 4, 2024 and April 29, 2023 was $2.1 million and $1.6 million, respectively.

The outstanding performance shares as of May 4, 2024 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	54,596
2022 - 2024 consolidated revenue growth objectives	18,198
2023 - 2025 consolidated pre-tax income growth objectives	36,309
2023 - 2025 consolidated revenue growth objectives	19,551
2024 - 2026 consolidated, cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) objectives	40,596
2024 - 2026 consolidated, cumulative revenue objectives	21,860
Performance shares outstanding, May 4, 2024	191,110

7. Income Taxes

The Company's effective tax rate was 23.8% for the thirteen weeks ended May 4, 2024, compared to 24.5% for the thirteen weeks ended April 29, 2023.  In the first quarter of fiscal 2024, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting.  In the fourth quarter of fiscal 2023, the Company reversed the valuation allowance on deferred tax assets expected to be realized in the U.K.  In the first quarter of fiscal 2024, the Company remains in a full valuation in certain other foreign jurisdictions.  In the first quarter of fiscal 2023, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax.  In addition, the Company remained in a full valuation in certain foreign jurisdictions, including the UK.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended May 4, 2024 and April 29, 2023 (in thousands):

	For the thirteen weeks ended May 4, 2024					For the thirteen weeks ended April 29, 2023

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$142	$66,330	$(12,082)	$75,272	$129,662	$148	$69,868	$(12,274)	$61,375	$119,117
Adoption of new accounting standard									(785)	(785)
Subtotal	$142	$66,330	$(12,082)	$75,272	$129,662	$148	$69,868	$(12,274)	$60,590	$118,332
Shares issued under employee stock plans	1	1,094			1,095	2	691	-	-	693
Stock-based compensation		334			334	-	389	-	-	389
Shares withheld in lieu of tax withholdings		(2,089)			(2,089)	-	-	-	-	-
Share Repurchase	(4)	(1,604)		(7,591)	(9,199)	(1)	(624)	-	(2,474)	(3,099)
Cash Dividends				(2,810)	(2,810)	-	-	-	(22,048)	(22,048)
Other				(40)	(40)	-	-	-	-	-
Other comprehensive (loss) income			(71)		(71)	-	-	97	-	97
Net income				11,459	11,459	-	-	-	14,608	14,608
Balance, ending	$139	$64,065	$(12,153)	$76,290	$128,341	$149	$70,324	$(12,177)	$50,676	$108,972

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

During the thirteen weeks ended May 4, 2024, the Company utilized $9.2 million in cash to repurchase 343,406 shares under its $50.0 million program that was authorized by its Board of Directors on August 31, 2022.  The Company's Board of Directors also authorized a quarterly cash dividend of $0.20 per share that was paid on April 11, 2024, to all stockholders of record as of March 28, 2024.

For the thirteen weeks ended April 29, 2023, the Company recorded credit impairment charges of $0.8 million on trade receivables into retained earnings as a result of the adoption of ASC 326 - Credit Impairment.  During the thirteen weeks ended April 29, 2023, the Company utilized $3.1 million in cash to repurchase 132,385 shares under its $50.0 million program that was authorized by its Board of Directors on August 31, 2022.  The Company's Board of Directors also authorized a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
NUMERATOR:
Net income	$11,459	$14,608

DENOMINATOR:
Weighted average number of common shares outstanding - basic	13,925,957	14,457,858
Dilutive effect of share-based awards:	80,443	517,072
Weighted average number of common shares outstanding - dilutive	14,006,400	14,974,930

Basic net income per common share	$0.82	$1.01
Diluted net income per common share	$0.82	$0.98

In calculating the diluted income per share for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, there were 8,199 and 9,069 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  May 4, 2024 and April 29, 2023 was comprised entirely of foreign currency translation. For the thirteen weeks ended May 4, 2024 and April 29, 2023, the Company had no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended May 4, 2024
Net sales to external customers	$107,868	$5,985	$877	$114,730
Income before income taxes	11,722	3,107	200	15,029
Capital expenditures	2,430	-	-	2,430
Depreciation and amortization	3,606	52	-	3,658
Thirteen weeks ended April 29, 2023
Net sales to external customers	$112,096	$6,688	$1,266	$120,050
Income before income taxes	15,955	2,890	508	19,353
Capital expenditures	3,065	-	-	3,065
Depreciation and amortization	2,973	107	-	3,080
Total Assets as of:
May 4, 2024	$254,951	$8,948	$1,377	$265,276
February 3, 2024	262,299	8,801	1,225	272,325
April 29, 2023	253,338	6,902	1,470	261,710

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended May 4, 2024
Net sales to external customers	$99,451	$14,449	$830	$114,730
Thirteen weeks ended April 29, 2023
Net sales to external customers	$106,864	$12,658	$528	$120,050

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of May 4, 2024, the Company had a gross receivable balance of $4.8 million and a reserve of $3.7 million, leaving a net receivable of $1.1 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, as filed with the SEC, and include the following:

●	any uncertainty or decline in general global economic conditions, caused by inflation, rising interest rates, geo-political conflicts, or other external factors, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;
●	consumer interests can change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for our products and services;
●	we depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further volatility in retail consumer traffic could adversely affect our financial performance and profitability;
●	our profitability could be adversely affected by fluctuations in petroleum products prices;
●	our business may be adversely impacted at any time by a variety of significant competitive threats;
●	global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	if we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;
●	failure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability;
●	we are subject to risks associated with technology and digital operations;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store formats and business models in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores;
●	we may not be able to operate our international corporately-managed locations profitably;
●	our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations;
●	if we are unable to effectively manage our international partner-operated locations, attract new partners or if the laws relating to our international partners change, our growth and profitability could be adversely affected, and we could be exposed to additional liability;
●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and have been sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	we may suffer negative publicity and damage to our reputation if we do not continue to evolve environmental, social, and governance initiatives in a timely manner;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, cause us to be unable to repurchase shares at all, at the times or in the amounts we desire, cause the results of our share repurchase program may not be as beneficial as we would like, or cause us to discontinue our quarterly dividend program;
●	our relatively low market capitalization can cause the market price of our common stock to become volatile;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

Business Overview

Build-A-Bear Workshop, Inc. a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer. Build-A-Bear has evolved to become a beloved multi-generational brand focused on its mission to “add a little more heart to life” where guests of all ages make their own “furry friends” in celebration and commemoration of life moments. Guests create their own stuffed animals by participating in the stuffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys.  We believe the hands-on and interactive nature of our experience locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand, which differentiates it in the marketplace. Over the last 27 years, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence by leveraging our brand strength to grow our brick-and-mortar retail footprint beyond traditional malls through a range of store sizes, formats and locations including tourist destinations. We are also growing through our websites, which focus on gift-giving, collectible merchandise, and licensed products. In addition to growing our corporately-managed store and e-commerce footprint, we are also growing through third-party operated and franchised stores, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program and digital marketing and content, has led to omni-channel growth over the past several years. Build-A-Bear's pop-culture appeal has played a key role in growing our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

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

As of May 4, 2024, we had 357 corporately-managed stores globally and 4 seasonal locations, 97 partner-operated locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that execute our retail experience, and 77 international franchised stores, all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen weeks ended May 4, 2024 and April 29, 2023 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Update

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and e-commerce engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with stores that feature a unique combination of experience and product in which guests can "make their own stuffed animals" by participating in the stuffing, dressing, accessorizing, and naming of their teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of licensed properties. Over the last 26 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity. We believe there are opportunities to leverage this brand strength, pop-culture status and multi-generational appeal and generate incremental revenue and profits through licensing our intellectual properties through content and entertainment development for kids and adults while also offering products at wholesale and in non-plush consumer categories through outbound licensing agreements with leading manufacturers.

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

•

Drive profitable growth through investment initiatives while maintaining a commitment to return capital to shareholders. As corporate store operating margins have remained robust from higher levels of revenue combined with disciplined expense management, particularly considering recent inflationary pressures, wage increases and supply chain challenges, and as we continue to evolve our real estate portfolio with new locations and formats, plus shift to asset-light business models, the company’s cash flows have meaningfully improved. This higher-level of cash flows has been used to increase support for key initiatives to deliver long-term profitable growth, while also returning capital to shareholders through dividends and share repurchases. The Company returned capital to shareholders through two special dividends paid December 27, 2021, and April 6, 2023, totaling $42 million, through share repurchases from a $25 million stock repurchase program that was adopted in November 2021, and through a $50 million stock repurchase program announced in August 2022. The Company announced a new dividend program on March 13, 2024, declaring an initial quarterly cash dividend of $0.20 per share that was paid in April 2024 totaling $2.9 million.

Retail Stores:

Corporately-Managed Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America and Europe for the periods presented:

	Thirteen weeks ended
	May 4, 2024			April 29, 2023
	North America	Europe	Total	North America	Europe	Total
Beginning of period	320	39	359	312	38	350
Opened	-	1	1	-	-	-
Closed	(3)	-	(3)	-	(1)	(1)
End of period	317	40	357	312	37	349

As of May 4, 2024, 51% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Beginning of period	92	70
Opened	5	-
Closed	-	-
End of period	97	70

Through our third-party retail model, there were 97 stores in operation at the end of the first quarter of 2024 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The third-party retail model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased on a wholesale basis. These locations are heavily-weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of May 4, 2024, we had 5 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 8 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Beginning of period	74	68
Opened	3	1
Closed	-	(6)
End of period	77	63

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
Revenues:
Net retail sales	94.0%	93.3%
Commercial revenue	5.2	5.6
International franchising	0.8	1.1
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	45.8	45.4
Cost of merchandise sold - commercial (1)	42.3	50.2
Cost of merchandise sold - international franchising (1)	70.4	69.9
Total cost of merchandise sold	45.8	45.9
Consolidated gross profit	54.2	53.9
Selling, general and administrative	41.5	38.0
Interest (income) expense, net	(0.4)	(0.1)
Income before income taxes	13.1	16.1
Income tax expense	3.1	4.0
Net income	10.0	12.2

Retail Gross Margin (2)	54.2%	54.6%

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

Thirteen weeks ended May 4, 2024 compared to thirteen weeks ended April 29, 2023

Total revenues. Consolidated revenues decreased 4.4%, primarily driven by a 6.9% decrease in North America and partially offset by a 14.1% increase in Europe.  Although a decline was expected as a result of economic uncertainty and business volatility from our ongoing marketing and website transitions, the impacts were greater than expected, with web demand (online orders fulfilled from either the Company’s warehouse or its stores) being a significant contributor to our total revenue decline. Additionally, the decrease also resulted from the expected negative timing due to the calendar shift (53rd week shift) along with a decrease in commercial revenue due to timing of product shipments to wholesale customers compared to the same period prior year.

Net retail sales for the thirteen weeks ended May 4, 2024 were $107.9 million, compared to $112.1 million for the thirteen weeks ended April 29, 2023, a decrease of $4.2 million, or 3.8%, compared to the prior year period. The components of this decrease are as follows (dollars in thousands):

Thirteen weeks ended
May 4, 2024
Impact from:
Existing stores	$(1,853)
Digital sales	(2,431)
53rd week shift	(2,067)
New stores	1,497
Store closures	(350)
Gift card breakage	197
Foreign currency translation	391
Other	388
Total Change	$(4,228)

The retail revenue decrease was primarily the result of a decline in web demand resulting in decrease sales through existing stores and our webstore and expected negative timing due to the calendar shift (53rd week shift). Additionally, we experience small declines in both traffic and dollars per transaction impacting retail revenue for the fiscal quarter. The decline in web demand continued into the second quarter and is expected to have a negative impact on sales made through our existing stores and webstore.

Commercial revenue was $6.0 million for the thirteen weeks ended May 4, 2024 compared to $6.7 million for the thirteen weeks ended April 29, 2023. The $0.7 million decrease is primarily the result of timing of product shipments to wholesale customers compared to the same period prior year.

International franchising revenue was $0.9 million for the thirteen weeks ended May 4, 2024 compared to $1.3 million for the thirteen weeks ended April 29, 2023. The change is the result of the timing of product shipments.

Retail gross margin. Retail gross margin dollars decreased $2.7 million to $58.5 million from $61.2 million for the thirteen weeks ended April 29, 2023. The retail gross margin rate decreased 40 basis points compared to the prior year primarily driven by higher freight and occupancy costs offset by a decrease in merchandise cost compared to the fiscal 2023 first quarter.

Selling, general and administrative. SG&A expenses were $47.6 million, or 41.5% of consolidated revenue, for the thirteen weeks ended May 4, 2024, compared to $45.6 million, or 38.0% of consolidated revenue, for the thirteen weeks ended April 29, 2023. The increase in overall expense was driven by higher wage rates, expense timing and general inflationary pressures.

Interest income, net. Interest income was $426,000 for the thirteen weeks ended May 4, 2024 compared to interest income of $76,000 for the thirteen weeks ended April 29, 2023. The increase in interest income compared to the prior year is the result of the Company's cash management strategy to invest cash on-hand in short-term, highly liquid investments.

Provision for income taxes. Income tax expense was $3.6 million with a tax rate of 23.8% for the thirteen weeks ended May 4, 2024, as compared to $4.7 million with a tax rate of 24.5% for the thirteen weeks ended April 29, 2023.  In the first quarter of fiscal 2024, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting.  In the fourth quarter of fiscal 2023, the Company reversed the valuation allowance on deferred tax assets expected to be realized in the U.K.  In the first quarter of fiscal 2024, the Company remains in a full valuation in certain other foreign jurisdictions.  In the first quarter of fiscal 2023, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense. In addition, the Company remained in a full valuation in certain foreign jurisdictions, including the UK.

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

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Income before income taxes (pre-tax)	$15,029	$19,353
Interest income, net	(426)	(76)
Depreciation and amortization expense	3,658	3,080
Earnings before interest, taxes, depreciation, and amortization	$18,261	$22,357

EBITDA for the thirteen weeks ended May 4, 2024 decreased $4.1 million, or 18.3% to $18.3 million from $22.4 million for the thirteen weeks ended April 29, 2023. The decrease in EBITDA is driven by an increase in SG&A expenses due to higher wages, expense timing, and general inflationary pressures coupled with a slight decrease in retail gross margin.

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

Because our retail operations include toy products which have sales that historically peak in relation to the holiday season as part of our revenue model, our sales have historically been highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot provide assurance that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. For example, the 2023 fiscal fourth quarter was 14 weeks.

Liquidity and Capital Resources

As of May 4, 2024, we had a consolidated cash balance of $38.2 million, 83% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. Additionally, during 2024 we have used cash on-hand to invest in short-term, highly liquid investments with original maturities of three months or less resulting in interest income of $0.4 million during the thirteen weeks ended May 4, 2024

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
Net cash provided by operating activities	$10,365	$18,786
Net cash used in investing activities	(2,430)	(3,065)
Net cash used in financing activities	(13,978)	(25,103)
Effect of exchange rates on cash	(51)	3
Decrease in cash, cash equivalents, and restricted cash	$(6,094)	$(9,379)

Operating Activities. Cash provided by operating activities decreased $8.4 million for the thirteen weeks ended May 4, 2024, as compared to the thirteen weeks ended April 29, 2023. This decrease in cash from operating activities was primarily driven by decreased sales volume, resulting in lower net income, coupled with an increase in cash spent on inventory purchases.

Investing Activities. Cash used in investing activities decreased $0.6 million for the thirteen weeks ended May 4, 2024, as compared to the thirteen weeks ended April 29, 2023. This decrease in cash used in investing activities was primarily driven by lower spending on capital expenditures related to information technology projects.

Financing Activities. Cash used in financing activities decreased $11.1 million for the thirteen weeks ended May 4, 2024, as compared to the thirteen weeks ended April 29, 2023. This decrease in cash used in financing activities was driven primarily by the payment in 2023 fiscal first quarter of a special cash dividend of $22.1 million compared to a quarterly dividend of $2.9 million in the 2024 fiscal first quarter.  This was partially offset by an increase in repurchases of our common stock during the thirteen weeks ended May 4, 2024.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of May 4, 2024, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of May 4, 2024, our borrowing base was $25.0 million. As a result of a $250,000 letter of credit outstanding against the line of credit, approximately $24.7 million was available for borrowing as of May 4, 2024. We had no outstanding borrowings as of May 4, 2024.

Most of our corporately-managed retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America tend to be shorter term leases to provide flexibility in aligning stores with market trends. During fiscal 2023 and into fiscal 2024, lease extensions began to have longer terms as we have secured longer contracts with more favorable terms. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease prior to its contracted term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending through the thirteen weeks ended May 4, 2024 totaled $2.4 million for information technology projects and new store openings, and we expect to spend approximately $18 to $20 million on capital expenditures in fiscal 2024.

Total inventory at quarter end was $64.0 million, a decrease of $2.5 million or 4% from the end of the fiscal 2023 first quarter. We are comfortable with the level and composition of our inventory.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of May 4, 2024, we had purchase obligations totaling approximately $82.4 million, of which $24.4 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $9.2 million in cash to repurchase 343,406 shares during the thirteen weeks ended May 4, 2024 compared to using $3.1 million in cash to repurchase 132,385 shares during the thirteen weeks ended April 29, 2023.  Since the end of the first fiscal quarter, we utilized $3.8 million in cash to repurchase 131,419 shares leaving $13.2 millionavailable under the current $50.0 million stock repurchase program adopted on August 31, 2022.

Off-Balance Sheet Arrangements

None.

Inflation

Global inflation is well above recent levels and global interest rates have risen in an effort to curb inflation. The impact of inflation on the Company's business operations was seen throughout fiscal 2023 and continued to adversely affect our business in fiscal 2024, mainly through rising store labor costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products and leveraging distribution costs. We expect the inflationary pressures experienced thus far in fiscal 2024 to continue throughout the rest of fiscal 2024, specifically through wage increases. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2024 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia-Ukraine conflict, tension between China and Taiwan, and the Israel-Hamas conflict. We cannot provide an estimate or range of impact that such inflation may have on our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates if we elect to maintain higher inventory reserves to mitigate anticipated higher costs.

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

Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K for the year ended February 3, 2024 as filed with the SEC on April 18, 2024, which includes audited consolidated financial statements for our 2023 and 2022 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year as disclosed in our Annual Report on Form 10-K for the year ended February 3, 2024 as filed with the SEC on April 18, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended February 3, 2024 as filed with the SEC on April 18, 2024.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 4, 2024, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended February 3, 2024 as filed with the SEC on April 18, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
February 4, 2024 - March 2, 2024	78,835	$22.74	78,835	$24,312,850
March 3, 2024 - April 6, 2024	53,801	25.52	53,801	22,939,713
April 7, 2024 - May 4, 2024	280,052	28.87	210,770	16,944,485
Total	412,688	$27.26	343,406	$16,944,485

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions
(3)	On August 31, 2022, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $50 million of our common stock. This program authorizes the Company to repurchase shares through August 31, 2025 and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior noticed. Shares repurchased under the program will be subsequently retired.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

On March 22, 2024, Sharon John, President and Chief Executive Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).  Ms. John’s Rule 10b5-1 Trading Plan, which expires December 6, 2024, provides for the sale of up to 91,034 shares of common stock pursuant to the terms of the plan.

On April 8, 2024, Voin Todorovic, Chief Financial Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).  Mr. Todorovic’s Rule 10b5-1 Trading Plan, which expires January 31, 2025, provides for the sale of up to 22,929 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1†	Separation Agreement and General Release by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc., dated February 4, 2024 (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed on February 5, 2024)

10.2†	Consulting Agreement by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc., dated February 4, 2024 (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K, filed on February 5, 2024)

10.3	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for Executive Officers (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed on April 19, 2024)

10.4	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K, filed on April 19, 2024)

31.1*	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2*	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Management contract or compensatory plan or arrangement.

* File herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2024

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)