Form 10-Q
period 2024-08-03
BUILD-A-BEAR WORKSHOP INC
filed 2024-09-12
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2024

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

As of September 9, 2024, there were 13,517,671 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	August 3,	February 3,	July 29,
	2024	2024	2023
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,163	$44,327	$32,642
Inventories, net	66,977	63,499	66,329
Receivables, net	12,075	8,569	13,120
Prepaid expenses and other current assets	13,258	11,377	11,898
Total current assets	117,473	127,772	123,989

Operating lease right-of-use asset	94,158	73,443	70,915
Property and equipment, net	53,303	55,262	50,435
Deferred tax assets	8,694	8,682	6,828
Other assets, net	5,831	7,166	6,246
Total Assets	$279,459	$272,325	$258,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,542	$16,170	$15,598
Accrued expenses	13,343	19,954	28,347
Operating lease liability short term	30,110	25,961	27,194
Gift cards and customer deposits	15,828	18,134	18,305
Deferred revenue and other	3,490	3,514	4,444
Total current liabilities	80,313	83,733	93,888

Operating lease liability long term	71,993	57,609	55,368
Other long-term liabilities	1,362	1,321	1,291

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at August 3, 2024, February 3, 2024 and July 29, 2023	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 13,590,945, 14,172,362, and 14,526,600 shares, respectively	136	142	145
Additional paid-in capital	62,831	66,330	66,773
Accumulated other comprehensive loss	(11,913)	(12,082)	(12,017)
Retained earnings	74,737	75,272	52,965
Total stockholders' equity	125,791	129,662	107,866
Total Liabilities and Stockholders' Equity	$279,459	$272,325	$258,413

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Revenues:
Net retail sales	$103,455	$103,465	$211,323	$215,561
Commercial revenue	7,294	4,978	13,278	11,665
International franchising	1,049	782	1,927	2,049
Total revenues	111,798	109,225	226,528	229,275

Costs and expenses:
Cost of merchandise sold - retail	47,607	47,710	97,022	98,614
Cost of merchandise sold - commercial	3,008	2,425	5,541	5,783
Cost of merchandise sold - international franchising	614	454	1,231	1,339
Total cost of merchandise sold	51,229	50,589	103,794	105,736
Consolidated gross profit	60,569	58,636	122,734	123,539
Selling, general and administrative expense	49,212	48,324	96,774	93,950
Interest income, net	(188)	(167)	(614)	(243)
Income before income taxes	11,545	10,479	26,574	29,832
Income tax expense	2,767	2,141	6,337	6,886
Net income	$8,778	$8,338	$20,237	$22,946

Foreign currency translation adjustment	240	160	169	257
Comprehensive income	$9,018	$8,498	$20,406	$23,203

Income per common share:
Basic	$0.64	$0.58	$1.47	$1.59
Diluted	$0.64	$0.57	$1.46	$1.57

Shares used in computing common per share amounts:
Basic	13,665,958	14,419,365	13,795,958	14,438,611
Diluted	13,685,801	14,500,971	13,845,309	14,630,089

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	August 3,	July 29,
	2024	2023

Cash flows provided by operating activities:
Net income	$20,237	$22,946
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,294	6,309
Share-based and performance-based stock compensation	1,035	1,755
Provision/adjustments for doubtful accounts	(44)	(90)
Loss on disposal of property and equipment	245	37
Deferred taxes	-	(41)
Change in assets and liabilities:
Inventories, net	(3,364)	4,436
Receivables, net	(3,410)	1,640
Prepaid expenses and other assets	(664)	7,525
Accounts payable and accrued expenses	(4,332)	(5,845)
Operating leases	(2,198)	(3,433)
Gift cards and customer deposits	(2,304)	(1,165)
Deferred revenue	(82)	(2,261)
Net cash provided by operating activities	12,413	31,813
Cash flows used in investing activities:
Purchases of property and equipment	(5,700)	(6,138)
Net cash used in investing activities	(5,700)	(6,138)
Cash flows used in financing activities:
Purchases of common stock for employee equity awards, net of tax	(1,869)	(1,972)
Cash dividends paid	(5,651)	(22,098)
Purchases of Company’s common stock	(18,347)	(11,199)
Net cash used in financing activities	(25,867)	(35,269)
Effect of exchange rates on cash	(10)	38
Decrease in cash, cash equivalents, and restricted cash	(19,164)	(9,556)
Cash, cash equivalents and restricted cash, beginning of period	44,327	42,198
Cash, cash equivalents and restricted cash, end of period	$25,163	$32,642

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$24,768	$32,246
Restricted cash from long-term deposits	$395	$396
Total cash, cash equivalents and restricted cash	$25,163	$32,642

Net cash paid during the period for income taxes	$8,230	$7,385

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

2. Revenue

Currently, most of the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 93% of consolidated revenue for the second quarter of fiscal 2024. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen and twenty-six weeks ended August 3, 2024 are not material to the financial statements.

The Company reserves for “expected” credit losses on financial instruments and other commitments to extend credit rather than the “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts.  For the twenty-six weeks ended August 3, 2024 and July 29, 2023, the Company's accounts receivable are net of $6.5 million and $6.4 million, inclusive the allowance for credit losses and the reserve for the UK's tax, payments and customers authority "HMRC" matter of $3.1 million and $3.3 million, respectively.  See Note 12 for further discussion of the HMRC matter.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023

Operating lease costs	$10,021	$9,113	$19,605	$18,095
Variable lease costs (1)	2,464	2,115	4,655	4,241
Short term lease costs	33	25	58	40
Total Operating Lease costs	$12,518	$11,253	$24,318	$22,376

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating cash flows for operating leases	$10,301	$10,097	$20,115	$19,781

As of August 3, 2024 and July 29, 2023, the weighted-average remaining operating lease term was 5.6 years and 3.9 years, respectively, and the weighted-average discount rate was 7.2% and 6.4%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

The value of our operating lease asset was $94.2 million and $70.9 million as of  August 3, 2024 and July 29, 2023, respectively.  The increase was driven by the Company entering into leases for new stores as well as securing longer-term extensions for existing stores resulting in contracts with more favorable terms.

For the thirteen and twenty-six weeks ended August 3, 2024 and the thirteen and twenty-six weeks ended July 29, 2023 the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2024	$25,561
2025	28,439
2026	19,466
2027	11,220
2028	7,163
Thereafter	31,953
Total minimum lease payments	123,802
Less: amount of lease payments representing interest	(21,699)
Present value of future minimum lease payments	102,103
Less: current obligations under leases	(30,110)
Long-term lease obligations	$71,993

As of August 3, 2024, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $28.8 million. These leases are expected to commence in fiscal 2024 and fiscal 2025 with lease terms of three to twenty years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	August 3,	February 3,	July 29,
	2024	2024	2023
Prepaid occupancy (1)	$3,109	$2,442	$2,984
Prepaid insurance	693	1,250	779
Prepaid gift card fees	600	699	732
Prepaid taxes (2)	526	199	538
Prepaid royalties	195	319	345
Other (3)	8,135	6,468	6,520
Total	$13,258	$11,377	$11,898

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	August 3,	February 3,	July 29,
	2024	2024	2023
Entertainment production asset (1)	$4,562	$4,734	$4,922
Deferred compensation	1,017	2,121	953
Other (2)	252	311	371
Total	$5,831	$7,166	$6,246

(1)	Entertainment production asset includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 3,	February 3,	July 29,
	2024	2024	2023
Accrued wages, bonuses and related expenses	$9,896	$14,549	$17,629
Sales and value added taxes payable	2,372	2,447	1,049
Accrued rent and related expenses (1)	1,040	1,356	3,413
Current income taxes payable	35	1,602	2,156
Accrued expense - other (2)	-	-	4,100
Total	$13,343	$19,954	$28,347

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - other consists of accrued costs associated with a legal reserve accrual.

6. Stock-based Compensation

On April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”).  On June 11, 2020, the Company’s stockholders approved the 2020 Incentive Plan.   On April 11, 2023, the Board adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the “Restated 2020 Incentive Plan”).  On June 8, 2023, at the Company’s 2023 Annual Meeting of Stockholders, the Company’s stockholders approved the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan will terminate on April 11, 2033, unless earlier terminated by the Board. The total number of shares of the Company’s common stock authorized for issuance under the Restated 2020 Incentive Plan increased by 800,000 to a maximum of 1,800,000 since its inception as the 2020 Incentive Plan, subject to customary capitalization adjustments, substitutions of acquired company awards and certain additions of acquired company plan shares, plus shares that are subject to outstanding awards made under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) that on or after April 14, 2020 may be forfeited, expire or be settled for cash.

For the thirteen weeks ended August 3, 2024 and July 29, 2023, selling, general and administrative expense included stock-based compensation expense of $0.6 million and $0.7 million, respectively. For the twenty-six weeks ended August 3, 2024 and July 29, 2023, selling, general, and administrative expense included stock-based compensation expense of $1.0 million and $1.1 million, respectively. As of August 3, 2024, there was $3.4 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.9 years.

The following table is a summary of the balances and activity for stock options for the twenty-six weeks ended August 3, 2024:

Options
	Shares	Weighted Average Exercise Price
Outstanding, February 3, 2024	12,375	$17.84
Granted	-	-
Exercised	(12,375)	17.84
Forfeited	-	-
Canceled or expired	-	-
Outstanding, August 3, 2024	-	$-

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended August 3, 2024:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 4, 2024 (1)	122,609	$18.02	185,082	$17.37
Granted (1)	57,660	27.05	62,456	27.50
Vested	(81,561)	15.87	-	-
Adjustment for performance achievement	-	-	53,095	8.24
Earned and Vested	-	-	(106,190)	8.24
Forfeited (1)	(3,333)	24.75	(3,333)	24.75
Outstanding, August 3, 2024 (1)	95,375	$25.08	191,110	$23.09

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the twenty-six weeks ended  August 3, 2024 and July 29, 2023 was $2.2 million and $2.1 million, respectively.

The outstanding performance shares as of August 3, 2024 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	54,596
2022 - 2024 consolidated revenue growth objectives	18,198
2023 - 2025 consolidated pre-tax income growth objectives	36,309
2023 - 2025 consolidated revenue growth objectives	19,551
2024 - 2026 consolidated EBITDA objectives	40,596
2024 - 2026 consolidated, cumulative revenue objectives	21,860
Performance shares outstanding, August 3, 2024	191,110

7. Income Taxes

The Company's effective tax rate was 23.8% and 24.0% for the thirteen and twenty-six weeks ended August 3, 2024, compared to 20.4% and 23.1% for the thirteen and twenty-six weeks ended July 29, 2023.  The 2024 and 2023 effective tax rates differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In the fourth quarter of fiscal 2023, the Company reversed the valuation allowance on deferred tax assets expected to be realized in the U.K. The Company remains in a full valuation in certain other foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended August 3, 2024 and July 29, 2023 (in thousands):

	For the thirteen weeks ended August 3, 2024					For the thirteen weeks ended July 29, 2023

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$139	$64,065	$(12,153)	$76,290	$128,341	$149	$70,324	$(12,177)	$50,676	$108,972
Shares issued under employee stock plans					-	2	1,572	-	-	1,574
Stock-based compensation		336			336		369	-	-	369
Shares withheld in lieu of tax withholdings					-	(2)	(3,639)	-	-	(3,641)
Share Repurchase	(3)	(1,570)		(7,576)	(9,149)	(4)	(1,853)	-	(6,244)	(8,101)
Cash Dividends				(2,755)	(2,755)	-	-	-	-	-
Other				-	-	-	-	-	196	196
Other comprehensive (loss) income			240		240	-	-	160	-	160
Net income				8,778	8,778	-	-	-	8,338	8,338
Balance, ending	$136	$62,831	$(11,913)	$74,737	$125,791	$145	$66,773	$(12,017)	$52,965	$107,866

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the twenty-six weeks ended August 3, 2024 and July 29, 2023 (in thousands):

	For the twenty-six weeks ended August 3, 2024					For the twenty-six weeks ended July 29, 2023

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$142	$66,330	$(12,082)	$75,272	$129,662	$148	$69,868	$(12,274)	$61,375	$119,117
Adoption of new accounting standard									(785)	(785)
Subtotal	$142	$66,330	$(12,082)	$75,272	$129,662	$148	$69,868	$(12,274)	$60,590	$118,332
Issuance of Restricted Stock					-
Shares issued under employee stock plans	2	1,094			1,096	4	2,261			2,265
Stock-based compensation		669			669		758			758
Shares withheld in lieu of tax withholdings	(1)	(2,089)			(2,090)	(2)	(3,638)			(3,640)
Share Repurchase	(7)	(3,173)		(15,167)	(18,347)	(5)	(2,476)		(8,718)	(11,199)
Other				(40)	(40)				196	196
Dividend				(5,565)	(5,565)				(22,049)	(22,049)
Other comprehensive (loss) income			169		169			257		257
Net income				20,237	20,237				22,946	22,946
Balance, ending	$136	$62,831	$(11,913)	$74,737	$125,791	$145	$66,773	$(12,017)	$52,965	$107,866

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

During the thirteen and twenty-six weeks ended August 3, 2024, the Company utilized $9.1 million in cash to repurchase 341,621 shares and utilized $18.2 million in cash to repurchase 685,027 shares, respectively, under its $50.0 million program that was authorized by its Board of Directors on August 31, 2022 (the "August 2022 Stock Repurchase Program").  Since the end of the second fiscal quarter, the Company utilized $2.0 million in cash to repurchase 73,274 shares leaving $5.9 millionavailable under the August 2022 Stock Repurchase Program.  For the thirteen and twenty-six weeks ended August 3, 2024, the Company's Board of Directors authorized cash dividends to shareholders of $2.7 million and $5.6 million, respectively.  Additionally, on September 11, 2024, the Board of Directors declared a quarterly cash dividend of $0.20 per share on the issued and outstanding common stock of the company. The dividend will be paid on October 10, 2024, to all stockholders of record as of September 26, 2024.

On September 11, 2024, the Company announced that our Board of Directors terminated the August 2022 Stock Repurchase Program and authorized a new share repurchase program of up to $100 million (the “September 2024 Stock Repurchase Program”). The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The  September 2024 Stock Repurchase Program authorizes us to repurchase shares through September 30, 2028, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. The Company believes that the multi-year, multi-million dollar share buy-back program is reflective of the strong confidence that the Board of Directors has in the future of the Company.

For the twenty-six weeks ended July 29, 2023, the Company recorded credit impairment charges of $0.8 million on trade receivables into retained earnings as a result of the adoption of ASC 326 - Credit Impairment.

During the first fiscal half of 2023, the Company utilized $8.1 million in cash to repurchase 394,321 shares under the August 2022 Stock Repurchase Program. The Company's Board of Directors also authorized a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023, following a $1.25 per share special cash dividend declared on November 30, 2021.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
NUMERATOR:
Net income	$8,778	$8,338	$20,237	$22,946

DENOMINATOR:
Weighted average number of common shares outstanding - basic	13,665,958	14,419,365	13,795,958	14,438,611
Dilutive effect of share-based awards:	19,842	81,606	49,351	191,478
Weighted average number of common shares outstanding - dilutive	13,685,801	14,500,971	13,845,309	14,630,089

Basic net income per common share	$0.64	$0.58	$1.47	$1.59
Diluted net income per common share	$0.64	$0.57	$1.46	$1.57

In calculating the diluted income per share for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively, there were 8,199 and 56,191 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  August 3, 2024 and July 29, 2023 was comprised entirely of foreign currency translation. For the thirteen weeks ended August 3, 2024 and July 29, 2023, the Company had no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended August 3, 2024
Net sales to external customers	$103,455	$7,294	$1,049	$111,798
Income before income taxes	7,384	3,835	326	11,545
Capital expenditures	3,270	-	-	3,270
Depreciation and amortization	3,582	54	-	3,636
Thirteen weeks ended July 29, 2023
Net sales to external customers	$103,465	$4,978	$782	$109,225
Income before income taxes	8,037	2,252	190	10,479
Capital expenditures	3,073	-	-	3,073
Depreciation and amortization	3,141	88	-	3,229

Twenty-six weeks ended August 3, 2024
Net sales to external customers	$211,323	$13,278	$1,927	$226,528
Income before income taxes	19,106	6,942	526	26,574
Capital expenditures	5,700	-	-	5,700
Depreciation and amortization	7,188	106	-	7,294
Twenty-six weeks ended July 29, 2023
Net sales to external customers	$215,561	$11,666	$2,048	$229,275
Income before income taxes	23,992	5,142	698	29,832
Capital expenditures	6,138	-	-	6,138
Depreciation and amortization	6,114	195	-	6,309
Total Assets as of:
August 3, 2024	$268,047	$10,345	$1,067	$279,459
February 3, 2024	262,299	8,801	1,225	272,325
July 29, 2023	249,021	8,379	1,013	258,413

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended August 3, 2024
Net sales to external customers	$96,766	$14,012	$1,020	$111,798
Thirteen weeks ended July 29, 2023
Net sales to external customers	$97,336	$11,127	$762	$109,225

Twenty-six weeks ended August 3, 2024
Net sales to external customers	$196,217	$28,461	$1,850	$226,528
Property and equipment, net	49,436	3,867	0	53,303
Twenty-six weeks ended July 29, 2023
Net sales to external customers	$204,200	$23,785	$1,290	$229,275
Property and equipment, net	47,062	3,373	0	50,435

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of August 3, 2024, the Company had a gross receivable balance of $4.7 million and a reserve of $3.1 million, leaving a net receivable of $1.6 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

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

Business Overview

Build-A-Bear Workshop, Inc. a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer. Build-A-Bear has evolved to become a beloved multi-generational brand focused on its mission to “add a little more heart to life” where guests of all ages make their own “furry friends” in celebration and commemoration of life moments. Guests create their own stuffed animals by participating in the stuffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys based on the Company’s own intellectual property and in conjunction with a variety of best-in-class licenses.  The hands-on and interactive nature of our more than 500 company-owned, partner-operated and franchise experience locations around the world, combined with Build-A-Bear’s pop-culture appeal, often fosters a lasting and emotional brand connection with consumers, and has enabled the Company to expand beyond its retail stores to include e-commerce sales on www.buildabear.com and non-plush branded consumer categories via out-bound licensing agreements with leading manufacturers, as well as the creation of engaging content via Build-A-Bear Entertainment (a subsidiary of Build-A-Bear Workshop, Inc.). Over the last 27 years, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence by leveraging our brand strength to grow our brick-and-mortar retail footprint beyond traditional malls through a range of store sizes, formats and locations including tourist destinations. We are also growing through our websites, which focus on gift-giving, collectible merchandise, and licensed products. In addition to growing our corporately-managed store and e-commerce footprint, we are also growing through third-party operated and franchised stores, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program and digital marketing and content, has led to omni-channel growth over the past several years. Build-A-Bear's pop-culture appeal has played a key role in growing our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

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

As of August 3, 2024, we had 361 corporately-managed stores globally and 6 seasonal locations, 107 partner-operated locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that execute our retail experience, and 80 international franchised stores, all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Update

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and e-commerce engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with stores that feature a unique combination of experience and product in which guests can "make their own stuffed animals" by participating in the stuffing, dressing, accessorizing, and naming of their teddy bears and other stuffed animals. We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of licensed properties. Over the last 27 years, Build-A-Bear has become a brand with high consumer awareness and positive affinity. We believe there are opportunities to leverage this brand strength, pop-culture status and multi-generational appeal and generate incremental revenue and profits through licensing our intellectual properties through content and entertainment development for kids and adults while also offering products at wholesale and in non-plush consumer categories through outbound licensing agreements with leading manufacturers.

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

We believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases, we accelerated during the pandemic, are driving improved results, as we delivered growth in total revenues and profit in fiscal 2023. To continue to drive revenue and profit growth, we remain focused on our strategic priorities, which are centered primarily on three key areas:

•	The global expansion of our unique experience locations. During the first half of fiscal 2024, we opened a net 23 Build-A-Bear Workshop retail experience locations, through a combination of corporately-managed, third-party operated, and franchise business models. In fiscal 2024, we expect net new unit growth of at least 50 locations in North America and internationally through our three store business models. We have made a concerted effort to shift to non-traditional locations, including family-centric tourist and hospitality sites, as well as partner-operated and franchise locations, and now have more than a third of total stores in non-traditional settings. While tourist sites have been and will remain a critical part of our location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion in traditional locations on a more localized level, particularly given the numerous and flexible corporate store models we have developed in the past few years. We also continue to develop innovative experiences to expand our brand reach, including Build-A-Bear vending machines, also known as ATMs or automatic teddy machines.

•	Accelerate our comprehensive digital transformation. In addition to growing our e-commerce channel, this includes our marketing and loyalty programs, including our Count Your Candles offer, and content and entertainment initiatives, such as our first-ever animated theatrical film in 2023 “Glisten and the Merry Mission.” Our digital transformation is designed to elevate our business efficiency, integrate our customer communications to acquire new customers and increase purchase occasions, and expand our total addressable market by reaching beyond our core kid base and to continue to acquire new tween, teen and adult consumers by new offerings including gifting and personalization programs. Our 2023 e-commerce sales, inclusive of softness during the year, have tripled since 2018, which was prior to the implementation of key digital initiatives. In early 2024, we created a new position of Chief Customer & Digital Officer to further align our operating structure with our digital strategy.

•

Drive profitable growth through investment initiatives while maintaining a commitment to return capital to shareholders. As corporate store operating margins have remained robust from higher levels of revenue combined with disciplined expense management, particularly considering recent inflationary pressures, wage increases and supply chain challenges, and as we continue to evolve our real estate portfolio with new locations and formats, plus shift to asset-light business models, the company’s cash flows have meaningfully improved. This higher-level of cash flows has been used to increase support for key initiatives to deliver long-term profitable growth, while also returning capital to shareholders through dividends and share repurchases. The Company returned capital to shareholders through two special dividends paid December 27, 2021, and April 6, 2023, totaling $42 million, through share repurchases from a $25 million stock repurchase program that was adopted in November 2021, through a $50 million stock repurchase program announced in August 2022, and through a new Board-approved $100 million stock repurchase program announced in September 2024. Furthermore, the Company announced the initiation of a quarterly dividend program on March 13, 2024, and during the first and second quarters of fiscal 2024, the Company declared cash dividends of $0.20 per share, totaling $2.9 million and $2.7 million, respectively. Additionally, the Board of Directors declared a quarterly cash dividend of $0.20 per share on the issued and outstanding common stock of the company, which will be paid on October 10, 2024, to all stockholders of record as of September 26, 2024.

Retail Stores:

Corporately-Managed Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America and Europe for the periods presented:

	Twenty-six weeks ended
	August 3, 2024			July 29, 2023
	North America	Europe	Total	North America	Europe	Total
Beginning of period	320	39	359	312	37	349
Opened	4	1	5	2	-	2
Closed	(3)	-	(3)	-	-	-
End of period	321	40	361	314	37	351

As of August 3, 2024, 47% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Twenty-six weeks ended
	August 3, 2024	July 29, 2023
Beginning of period	92	70
Opened	15	6
Closed	-	-
End of period	107	76

Through our third-party retail model, there were 107 stores in operation at the end of the second quarter of 2024 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The third-party retail model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased from us on a wholesale basis. These locations are heavily-weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of August 3, 2024, we had 5 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 8 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six weeks ended
	August 3, 2024	July 29, 2023
Beginning of period	74	63
Opened	6	1
Closed	-	-
End of period	80	64

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Revenues:
Net retail sales	92.5%	94.7%	93.3%	94.0%
Commercial revenue	6.5	4.6	5.9	5.1
International franchising	0.9	0.7	0.8	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	46.0	46.1	45.9	45.7
Cost of merchandise sold - commercial (1)	41.2	48.7	41.7	49.6
Cost of merchandise sold - international franchising (1)	58.5	58.1	63.9	65.3
Total cost of merchandise sold	45.8	46.3	45.8	46.1
Consolidated gross profit	54.2	53.5	54.2	53.9
Selling, general and administrative	44.0	44.2	42.7	41.0
Interest (income) expense, net	(0.2)	(0.2)	(0.3)	(0.1)
Income before income taxes	10.3	9.6	11.7	13.0
Income tax expense	2.5	2.0	2.8	3.0
Net income	7.9	7.6	8.9	10.0

Retail Gross Margin (2)	54.0%	53.9%	54.1%	54.3%

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

Thirteen weeks ended August 3, 2024 compared to thirteen weeks ended July 29, 2023

Total revenues. Consolidated revenues increased 2.4%, primarily driven by a $2.3 million or 47% increase in Commercial revenue when compared to fiscal second quarter 2023.  The increase was due to higher sales from our wholesale customers that was driven by new wholesale customers and opening 31 third-party retail stores since the second quarter of 2023.

Net retail sales for the thirteen weeks ended August 3, 2024 were $103.5 million, compared to $103.5 million for the thirteen weeks ended July 29, 2023.  The components of the similar performance are as follows (dollars in thousands):

Thirteen weeks ended
August 3, 2024
Impact from:
Digital sales	$(3,488)
53rd week shift	1,812
New stores	1,804
Gift card discounts	372
Store closures	(366)
Existing stores	(141)
Gift card breakage	(26)
Foreign currency translation	(19)
Other	43
Total Change	$(10)

The flat retail revenue performance was primarily the result of a decline in web demand offset by sales from new stores and the impact of the calendar shift (53rd week shift). Thus far in third quarter, web demand has improved due a stronger product launch schedule and improved organic search results, as well as improved store performance driven by higher store conversion.

Commercial revenue was $7.3 million for the thirteen weeks ended August 3, 2024 compared to $5.0 million for the thirteen weeks ended July 29, 2023. The $2.3 million increase is primarily due to increased sales volume from our wholesale accounts through our partner-operated third-party retail model.

International franchising revenue was $1.0 million for the thirteen weeks ended August 3, 2024 compared to $0.8 million for the thirteen weeks ended July 29, 2023. The change is primarily the result of the timing of product shipments.

Retail gross margin. Retail gross margin dollars increased $0.1 million to $55.8 million from $55.7 million for the thirteen weeks ended July 29, 2023. The retail gross margin rate increased 10 basis points compared to the prior year primarily driven by lower merchandise and freight costs offset by an increase in occupancy costs compared to the fiscal 2023 second quarter.

Selling, general and administrative. SG&A expenses were $49.2 million, or 44.0% of consolidated revenue, for the thirteen weeks ended August 3, 2024, compared to $48.3 million, or 44.2% of consolidated revenue, for the thirteen weeks ended July 29, 2023. The increase in overall expense was driven by higher wage rates, expense timing and general inflationary pressures.

Interest income, net. Interest income was $188,000 for the thirteen weeks ended August 3, 2024 compared to interest income of $167,000 for the thirteen weeks ended July 29, 2023. The increase in interest income compared to the prior year is the result of the Company's cash management strategy to invest cash on-hand in short-term, highly liquid investments.

Provision for income taxes. Income tax expense was $2.8 million with a tax rate of 23.8% for the thirteen weeks ended August 3, 2024, as compared to $2.1 million with a tax rate of 20.4% for the thirteen weeks ended July 29, 2023.  In the second quarter of fiscal 2024 and 2023, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense. In the fourth quarter of fiscal 2023, the Company reversed the valuation allowance on deferred tax assets expected to be realized in the U.K. The Company remains in a full valuation in certain other foreign jurisdictions.

Twenty-six weeks ended August 3, 2024 compared to twenty-six weeks ended July 29, 2023

Total revenues. Consolidated revenues decreased 1.2%, primarily driven by a 3.9% decrease in North America and partially offset by a 19.7% increase in Europe.  Although a decline was expected as a result of economic uncertainty and business volatility from our ongoing marketing and website transitions, the impacts were greater than expected, with web demand (online orders fulfilled from either the Company’s warehouse or its stores) being a significant contributor to our total revenue decline. Additionally, the decrease also resulted from the expected negative timing due to the calendar shift (53rd week shift).

Net retail sales for the twenty-six weeks ended August 3, 2024 were $211.3 million, compared to $215.6 million for the twenty-six weeks ended July 29, 2023, a decrease of $4.2 million, or 2.0%, compared to the prior year period. The components of this decrease are as follows (dollars in thousands):

Twenty-six weeks ended
August 3, 2024
Impact from:
Digital sales	$(5,919)
New stores	3,301
Existing stores	(1,994)
Gift card discounts	777
Store closures	(716)
53rd week shift	(255)
Gift card breakage	171
Foreign currency translation	372
Other	25
Total Change	$(4,238)

The retail revenue decrease was primarily the result of a decline in web demand, decreased sales through existing and closed stores as well as the expected negative timing due to the calendar shift (53rd week shift). Additionally, we experience small declines in both traffic and dollars per transaction impacting retail revenue for the fiscal 2024 first half.  Thus far in third quarter, web demand has improved due a stronger product launch schedule and improved organic search results, as well as improved store performance driven by higher store conversion.

Commercial revenue was $13.3 million for the twenty-six weeks ended August 3, 2024 compared to $11.7 million for the twenty-six weeks ended July 29, 2023. The $1.6 million increase is primarily the result of timing of product shipments to wholesale customers compared to the same period prior year.

International franchising revenue was $1.9 million for the twenty-six weeks ended August 3, 2024 compared to $2.0 million for the twenty-six weeks ended July 29, 2023. The change is primarily the result of the timing of product shipments.

Retail gross margin. Retail gross margin dollars decreased $2.6 million to $114.3 million from $116.9 million for the twenty-six weeks ended July 29, 2023. The retail gross margin rate decreased 20 basis points compared to the prior year primarily driven by higher occupancy costs offset by a decrease in merchandise and warehousing and distribution costs compared to the fiscal 2023 first half.

Selling, general and administrative. SG&A expenses were $96.8 million, or 42.7% of consolidated revenue, for the twenty-six weeks ended August 3, 2024, compared to $94.0 million, or 41.0% of consolidated revenue, for the twenty-six weeks ended July 29, 2023. The increase in overall expense was driven by higher wage rates, expense timing and general inflationary pressures.

Interest income, net. Interest income was $614,000 for the twenty-six weeks ended August 3, 2024 compared to interest income of $243,000 for the twenty-six weeks ended July 29, 2023. The increase in interest income compared to the prior year is the result of the Company's cash management strategy to invest cash on-hand in short-term, highly liquid investments.

Provision for income taxes. Income tax expense was $6.3 million with a tax rate of 24.0% for the twenty-six weeks ended August 3, 2024, as compared to $6.9 million with a tax rate of 23.1% for the twenty-six weeks ended July 29, 2023.  In the first half of fiscal 2024 and 2023, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In the fourth quarter of fiscal 2023, the Company reversed the valuation allowance on deferred tax assets expected to be realized in the U.K. The Company remains in a full valuation in certain other foreign jurisdictions.

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Income before income taxes (pre-tax)	$11,545	$10,479	$26,574	$29,832
Interest income, net	(188)	(167)	(614)	(243)
Depreciation and amortization expense	3,636	3,229	7,294	6,309
Earnings before interest, taxes, depreciation, and amortization	$14,993	$13,541	$33,254	$35,898

EBITDA for the thirteen weeks ended August 3, 2024 increased $1.5 million, or 10.7% to $15.0 million from $13.5 million for the thirteen weeks ended July 29, 2023.  The increase was driven by gross profit driven by increased commercial margins partially offset by higher SG&A expenses.

EBITDA for the twenty-six weeks ended August 3, 2024, decreased $2.6 million, or 7.4%, to $33.3 million from $35.9 million for the twenty-six weeks ended July 29, 2023.  The decrease in EBITDA was driven by an increase in SG&A expenses due to higher wages, expense timing, and general inflationary pressures coupled with a decrease in retail gross margin.

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

Liquidity and Capital Resources

As of August 3, 2024, we had a consolidated cash balance of $25.2 million, 83% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. Additionally, during 2024 we have used cash on-hand to invest in short-term, highly liquid investments with original maturities of three months or less resulting in interest income of $0.6 million during the thirteen weeks ended August 3, 2024

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Twenty-six weeks ended
	August 3,	July 29,
	2024	2023
Net cash provided by operating activities	$12,413	$31,813
Net cash used in investing activities	(5,700)	(6,138)
Net cash used in financing activities	(25,867)	(35,269)
Effect of exchange rates on cash	(10)	38
Decrease in cash, cash equivalents, and restricted cash	$(19,164)	$(9,556)

Operating Activities. Cash provided by operating activities decreased $19.4 million for the twenty-six weeks ended August 3, 2024, as compared to the twenty-six weeks ended July 29, 2023. This decrease in cash from operating activities was primarily driven by decreased sales volume, resulting in lower net income, coupled with an increase in cash spent on inventory purchases.

Investing Activities. Cash used in investing activities decreased $0.4 million for the thirteen weeks ended August 3, 2024, as compared to the twenty-six weeks ended July 29, 2023. This decrease in cash used in investing activities was primarily driven by lower spending on capital expenditures related to information technology projects.

Financing Activities. Cash used in financing activities decreased $9.4 million for the twenty-six weeks ended August 3, 2024, as compared to the twenty-six weeks ended July 29, 2023. This decrease in cash used in financing activities was driven primarily by the payment in 2023 fiscal first quarter of a special cash dividend of $22.1 million compared to quarterly dividends of $2.7 million and $2.9 million paid in the fiscal first and second quarters of 2024.  This was partially offset by an increase in repurchases of our common stock during the twenty-six weeks ended August 3, 2024.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of August 3, 2024, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of August 3, 2024, our borrowing base was $25.0 million. As a result of a $250,000 letter of credit outstanding against the line of credit, approximately $24.7 million was available for borrowing as of August 3, 2024. We had no outstanding borrowings as of August 3, 2024.

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

Capital spending through the twenty-six weeks ended August 3, 2024 totaled $5.7 million for information technology projects and new store openings, and we expect to spend approximately $18 to $20 million on capital expenditures in fiscal 2024.

Total inventory at quarter end was $67.0 million, an increase of $0.6 million or 1% from the end of the fiscal 2023 second quarter. We are comfortable with the level and composition of our inventory.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of August 3, 2024, we had purchase obligations totaling approximately $103.3 million, of which $30.2 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $18.2 million in cash to repurchase 685,027 shares during the twenty-six weeks ended August 3, 2024, compared to using $11.1 million in cash to repurchase 526,706 shares during the twenty-six weeks ended July 29, 2023.  Since the end of the second fiscal quarter, we utilized $2.0 million in cash to repurchase 73,274 shares leaving $5.9 millionavailable under the August 2022 Stock Repurchase Program.

On September 11, 2024, we announced that our Board of Directors terminated the August 2022 Stock Repurchase Program and authorized a new share repurchase program of up to $100 million. The primary source of funding for the share repurchase program is expected to be cash on hand. The timing and amount of share repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The program authorizes us to repurchase shares through September 30, 2028, does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. We believe that the multi-year, multi-million dollar share buy-back program is reflective of the strong confidence that the Board of Directors has in the future of the Company.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 3, 2024, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
May 5, 2024 - June 1, 2024	70,351	$29.87	70,351	$14,843,021
June 2, 2024 - July 6, 2024	150,433	25.98	150,433	10,934,975
July 7, 2024 - August 3, 2024	120,837	25.25	120,837	7,883,593
Total	341,621	$27.26	341,621	$7,883,593

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions
(3)	On August 31, 2022, the Board of Directors adopted the August 2022 Stock Repurchase program that authorized the repurchase of up to $50 million of our common stock. This program authorized the Company to repurchase shares through August 31, 2025, and did not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior noticed. Shares repurchased under the program will be subsequently retired. On September 11, 2024, we announced that our Board of Directors terminated the August 2022 Stock Repurchase Program and authorized a new share repurchase program of up to $100 million.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the Company's fiscal quarter ended August 3, 2024.

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

Date: September 12, 2024

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)