Form 10-Q
period 2024-11-02
BUILD-A-BEAR WORKSHOP INC
filed 2024-12-12
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2024

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

As of December 9, 2024, there were 13,439,903 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	November 2,	February 3,	October 28,
	2024	2024	2023
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,955	$44,327	$24,800
Inventories, net	70,774	63,499	64,466
Receivables, net	13,461	8,569	13,908
Prepaid expenses and other current assets	11,982	11,377	13,592
Total current assets	125,172	127,772	116,766

Operating lease right-of-use asset	91,268	73,443	67,768
Property and equipment, net	54,498	55,262	51,914
Deferred tax assets	8,638	8,682	6,822
Other assets, net	6,286	7,166	7,273
Total Assets	$285,862	$272,325	$250,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,403	$16,170	$11,961
Accrued expenses	19,994	19,954	25,319
Operating lease liability short term	28,832	25,961	26,002
Gift cards and customer deposits	15,697	18,134	18,366
Deferred revenue and other	3,498	3,514	3,665
Total current liabilities	86,424	83,733	85,313

Operating lease liability long term	69,518	57,609	52,423
Other long-term liabilities	1,347	1,321	1,159

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at November 2, 2024, February 3, 2024 and October 28, 2023	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 13,445,191, 14,172,362, and 14,391,876 shares, respectively	135	142	144
Additional paid-in capital	62,511	66,330	66,641
Accumulated other comprehensive loss	(11,811)	(12,082)	(12,319)
Retained earnings	77,738	75,272	57,182
Total stockholders' equity	128,573	129,662	111,648
Total Liabilities and Stockholders' Equity	$285,862	$272,325	$250,543

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Revenues:
Net retail sales	$109,503	$100,411	$320,826	$315,972
Commercial revenue	8,580	6,020	21,858	17,685
International franchising	1,347	1,131	3,274	3,180
Total revenues	119,430	107,562	345,958	336,837

Costs and expenses:
Cost of merchandise sold - retail	50,116	47,551	147,138	146,165
Cost of merchandise sold - commercial	3,669	2,675	9,210	8,458
Cost of merchandise sold - international franchising	1,005	703	2,236	2,042
Total cost of merchandise sold	54,790	50,929	158,584	156,665
Consolidated gross profit	64,640	56,633	187,374	180,172
Selling, general and administrative expense	51,668	46,566	148,442	140,516
Interest income, net	(109)	(281)	(723)	(524)
Income before income taxes	13,081	10,348	39,655	40,180
Income tax expense	3,211	2,762	9,548	9,648
Net income	$9,870	$7,586	$30,107	$30,532

Foreign currency translation adjustment	102	(302)	271	(45)
Comprehensive income	$9,972	$7,284	$30,378	$30,487

Income per common share:
Basic	$0.74	$0.53	$2.20	$2.12
Diluted	$0.73	$0.53	$2.20	$2.10

Shares used in computing common per share amounts:
Basic	13,425,332	14,362,702	13,672,416	14,413,308
Diluted	13,461,983	14,438,795	13,712,461	14,563,974

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	November 2,	October 28,
	2024	2023

Cash flows provided by operating activities:
Net income	$30,107	$30,532
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	10,983	9,540
Share-based and performance-based stock compensation	1,694	2,492
Provision/adjustments for doubtful accounts	81	(276)
Loss on disposal of property and equipment	309	85
Deferred taxes	67	(41)
Change in assets and liabilities:
Inventories, net	(7,085)	5,729
Receivables, net	(4,891)	895
Prepaid expenses and other assets	(11)	2,511
Accounts payable and accrued expenses	1,930	(10,408)
Operating leases	(3,077)	(4,311)
Gift cards and customer deposits	(2,438)	(1,021)
Deferred revenue	(93)	(2,987)
Net cash provided by operating activities	27,576	32,740
Cash flows used in investing activities:
Purchases of property and equipment	(9,571)	(11,124)
Net cash used in investing activities	(9,571)	(11,124)
Cash flows used in financing activities:
Purchases of common stock for employee equity awards, net of tax	(1,869)	(1,797)
Cash dividends paid	(8,336)	(22,098)
Purchases of Company’s common stock	(23,181)	(15,239)
Net cash used in financing activities	(33,386)	(39,134)
Effect of exchange rates on cash	9	120
Decrease in cash, cash equivalents, and restricted cash	(15,372)	(17,398)
Cash, cash equivalents and restricted cash, beginning of period	44,327	42,198
Cash, cash equivalents and restricted cash, end of period	$28,955	$24,800

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$28,558	$24,413
Restricted cash from long-term deposits	$397	$387
Total cash, cash equivalents and restricted cash	$28,955	$24,800

Net cash paid during the period for income taxes	$9,597	$16,785

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of February 3, 2024, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 3, 2024, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2024.

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

2. Revenue

Currently, most of the Company’s revenue is derived from retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 92% of consolidated revenue for the third quarter of fiscal 2024. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

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

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards are redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customers’ redemption pattern using an estimated breakage rate based on historical experience. Subsequent to stores reopening following shutdowns caused by the pandemic, the Company experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced during the pandemic reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or at other times if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2023 would have resulted in a change in breakage revenue of $1.0 million.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen and thirty-nine weeks ended November 2, 2024 are not material to the financial statements.

The Company reserves for “expected” credit losses on financial instruments and other commitments to extend credit rather than the “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts.  For the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Company's accounts receivable are net of $6.8 million and $6.2 million, inclusive of the allowance for credit losses and the reserve for the UK's customs authority "HMRC" matter of $3.4 million and $3.5 million, respectively.  See Note 12 for further discussion of the HMRC matter.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023

Operating lease costs	$10,038	$9,261	$29,642	$27,357
Variable lease costs (1)	2,294	2,134	6,949	6,374
Short term lease costs	18	34	77	74
Total Operating Lease costs	$12,350	$11,429	$36,668	$33,805

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating cash flows for operating leases	$10,737	$9,994	$30,852	$29,775

As of November 2, 2024 and October 28, 2023, the weighted-average remaining operating lease term was 5.7 years and 4.0 years, respectively, and the weighted-average discount rate was 7.2% and 6.5%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

The value of our operating lease asset was $91.3 million and $67.8 million as of  November 2, 2024 and October 28, 2023, respectively.  The increase was driven by the Company entering into leases for new stores as well as securing longer-term extensions for existing stores resulting in contracts with more favorable terms.

For the thirteen and thirty-nine weeks ended November 2, 2024 and the thirteen and thirty-nine weeks ended October 28, 2023 the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2024	$5,439
2025	34,908
2026	24,183
2027	14,147
2028	8,736
Thereafter	37,086
Total minimum lease payments	124,499
Less: amount of lease payments representing interest	(26,149)
Present value of future minimum lease payments	98,350
Less: current obligations under leases	(28,832)
Long-term lease obligations	$69,518

As of November 2, 2024, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $26.5 million. These leases are expected to commence in fiscal 2024 and fiscal 2025 with lease terms of three to twenty years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	November 2,	February 3,	October 28,
	2024	2024	2023
Prepaid occupancy (1)	$2,626	$2,442	$2,414
Prepaid insurance	1,209	1,250	550
Prepaid taxes (2)	579	199	4,092
Prepaid gift card fees	571	699	705
Prepaid royalties	212	319	540
Other (3)	6,784	6,468	5,290
Total	$11,982	$11,377	$13,592

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	November 2,	February 3,	October 28,
	2024	2024	2023
Entertainment production asset (1)	$4,384	$4,734	$6,057
Deferred compensation	1,679	2,121	875
Other (2)	223	311	341
Total	$6,286	$7,166	$7,273

(1)	Entertainment production asset includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	November 2,	February 3,	October 28,
	2024	2024	2023
Accrued wages, bonuses and related expenses	$15,310	$14,549	$17,470
Sales and value added taxes payable	2,043	2,447	2,466
Current income taxes payable	1,869	1,602	329
Accrued rent and related expenses (1)	772	1,356	954
Accrued expense - other (2)	-	-	4,100
Total	$19,994	$19,954	$25,319

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - other consists of accrued costs associated with a legal reserve accrual.

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

For the thirteen weeks ended November 2, 2024 and October 28, 2023, selling, general and administrative expense included stock-based compensation expense of $0.7 million and $0.7 million, respectively. For the thirty-nine weeks ended November 2, 2024 and October 28, 2023, selling, general, and administrative expense included stock-based compensation expense of $1.7 million and $2.5 million, respectively. As of November 2, 2024, there was $3.4 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.8 years.

The following table is a summary of the balances and activity for stock options for the thirty-nine weeks ended November 2, 2024:

Options
	Shares	Weighted Average Exercise Price
Outstanding, February 4, 2024	12,375	$17.84
Granted	-	-
Exercised	(12,375)	17.84
Forfeited	-	-
Canceled or expired	-	-
Outstanding, November 2, 2024	-	$-

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirty-nine weeks ended November 2, 2024:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 4, 2024 (1)	122,609	$18.02	185,082	$17.37
Granted (1)	59,823	27.18	64,619	27.61
Vested	(81,561)	15.87	-	-
Adjustment for performance achievement	-	-	53,095	8.24
Earned and vested	-	-	(106,190)	8.24
Forfeited (1)	(3,333)	24.75	(3,333)	24.75
Outstanding, November 2, 2024 (1)	97,538	$25.21	193,273	$23.17

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the thirty-nine weeks ended  November 2, 2024 and October 28, 2023 was $2.2 million and $2.1 million, respectively.

The outstanding performance shares as of November 2, 2024 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2022 - 2024 consolidated, earnings before interest, taxes, depreciation and amortization (EBITDA) growth objectives	54,596
2022 - 2024 consolidated revenue growth objectives	18,198
2023 - 2025 consolidated pre-tax income growth objectives	36,309
2023 - 2025 consolidated revenue growth objectives	19,551
2024 - 2026 consolidated EBITDA objectives	42,002
2024 - 2026 consolidated, cumulative revenue objectives	22,617
Performance shares outstanding, November 2, 2024	193,273

7. Income Taxes

The Company's effective tax rate was 24.5% and 24.1% for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, compared to 26.7% and 24.0% for the thirteen and thirty-nine weeks ended October 28, 2023, respectively.  The 2024 and 2023 effective tax rates differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In the fourth quarter of fiscal 2023, the Company reversed the valuation allowance on deferred tax assets expected to be realized in the U.K. The Company remains in a full valuation in certain other foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended November 2, 2024 and October 28, 2023 (in thousands):

	For the thirteen weeks ended November 2, 2024					For the thirteen weeks ended October 28, 2023

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$136	$62,831	$(11,913)	$74,737	$125,791	$145	$66,773	$(12,017)	$52,965	$107,866
Shares issued under employee stock plans					-		175			175
Stock-based compensation		346			346		363			363
Shares withheld in lieu of tax withholdings					-					-
Share Repurchase	(1)	(666)		(4,166)	(4,833)	(1)	(670)		(3,369)	(4,040)
Cash Dividends				(2,704)	(2,704)					-
Other					-					-
Other comprehensive income (loss)			102		102			(302)		(302)
Net income				9,871	9,871				7,586	7,586
Balance, ending	$135	$62,511	$(11,811)	$77,738	$128,573	$144	$66,641	$(12,319)	$57,182	$111,648

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 (in thousands):

	For the thirty-nine weeks ended November 2, 2024					For the thirty-nine weeks ended October 28, 2023

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$142	$66,330	$(12,082)	$75,272	$129,662	$148	$69,868	$(12,274)	$61,375	$119,117
Adoption of new accounting standard									(785)	(785)
Subtotal	$142	$66,330	$(12,082)	$75,272	$129,662	$148	$69,868	$(12,274)	$60,590	$118,332
Issuance of Restricted Stock					-
Shares issued under employee stock plans	2	1,094			1,096	4	2,436			2,440
Stock-based compensation		1,016			1,016		1,121			1,121
Shares withheld in lieu of tax withholdings	(1)	(2,089)			(2,090)	(2)	(3,638)			(3,640)
Share Repurchase	(8)	(3,840)		(19,333)	(23,181)	(6)	(3,146)		(12,087)	(15,239)
Other				(39)	(39)				196	196
Dividend				(8,269)	(8,269)				(22,049)	(22,049)
Other comprehensive income (loss)			271		271			(45)		(45)
Net income				30,107	30,107				30,532	30,532
Balance, ending	$135	$62,511	$(11,811)	$77,738	$128,573	$144	$66,641	$(12,319)	$57,182	$111,648

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

During the thirteen and thirty-nine weeks ended November 2, 2024, the Company utilized $4.8 million in cash to repurchase 147,917 shares and utilized $23.0 million in cash to repurchase 832,944 shares, respectively.  During the quarter, the Company repurchased shares under two separate stock repurchase programs.  For the thirteen weeks ending November 2, 2024, the company repurchased 73,274 shares utilizing $2.0 million in cash under the Company's $50.0 million stock repurchase program that was authorized by its Board of Directors on August 31, 2022 (the "August 2022 Stock Repurchase Program").  On September 11, 2024, the Company announced that its Board of Directors terminated the August 2022 Stock Repurchase Program and authorized a new share repurchase program of up to $100 million (the “September 2024 Stock Repurchase Program”).  During the thirteen weeks ended November 2, 2024,  the Company utilized $2.8 million in cash to repurchase 74,643 shares under the September 2024 Stock Repurchase Program.  Since the end of the third fiscal quarter, the Company utilized $0.2 million in cash to repurchase 5,288 shares leaving $97.0 millionavailable under the September 2024 Stock Repurchase Program.  For the thirteen and thirty-nine weeks ended November 2, 2024, the Company's Board of Directors authorized cash dividends to shareholders of $2.7 million and $8.3 million, respectively.  Additionally, on November 12, 2024, the Board of Directors declared a quarterly cash dividend of $0.20 per share on the issued and outstanding common stock of the company. The dividend will be paid on January 9, 2025, to all stockholders of record as of November 27, 2024.

For the thirty-nine weeks ended October 28, 2023, the Company recorded credit impairment charges of $0.8 million on trade receivables into retained earnings as a result of the adoption of ASC 326 - Credit Impairment.

During the thirteen and thirty-nine weeks ended October 28, 2023, the Company utilized $4.0 million in cash to repurchase 146,028 shares and the Company utilized $15.2 million in cash to repurchase 672,734 shares under the August 2022 Stock Repurchase Program. The Company's Board of Directors also authorized a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
NUMERATOR:
Net income	$9,870	$7,586	$30,107	$30,532

DENOMINATOR:
Weighted average number of common shares outstanding - basic	13,425,332	14,362,702	13,672,416	14,413,308
Dilutive effect of share-based awards:	36,651	76,093	40,045	150,666
Weighted average number of common shares outstanding - dilutive	13,461,983	14,438,795	13,712,461	14,563,974

Basic net income per common share	$0.74	$0.53	$2.20	$2.12
Diluted net income per common share	$0.73	$0.53	$2.20	$2.10

In calculating the diluted income per share for the thirteen and thirty-nine weeks ended November 2, 2024, there were 1,141 and 29,288 shares of common stock, respectively, that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine weeks ended October 28, 2023, there were zero and 43,673 shares of common stock, respectively, that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  November 2, 2024 and October 28, 2023 was comprised entirely of foreign currency translation. For the thirteen weeks ended November 2, 2024 and October 28, 2023, the Company had no reclassifications out of accumulated other comprehensive loss.

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

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended November 2, 2024
Net sales to external customers	$109,503	$8,580	$1,347	$119,430
Income before income taxes	8,544	4,381	156	13,081
Capital expenditures	3,871	-	-	3,871
Depreciation and amortization	3,633	55	-	3,688
Thirteen weeks ended October 28, 2023
Net sales to external customers	$100,411	$6,020	$1,131	$107,562
Income before income taxes	7,233	2,740	375	10,348
Capital expenditures	4,986	-	-	4,986
Depreciation and amortization	3,152	79	-	3,231

Thirty-nine weeks ended November 2, 2024
Net sales to external customers	$320,826	$21,858	$3,274	$345,958
Income before income taxes	27,650	11,323	682	39,655
Capital expenditures	9,571	-	-	9,571
Depreciation and amortization	10,822	161	-	10,983
Thirty-nine weeks ended October 28, 2023
Net sales to external customers	$315,972	$17,686	$3,179	$336,837
Income before income taxes	31,225	7,882	1,073	40,180
Capital expenditures	11,124	-	-	11,124
Depreciation and amortization	9,266	274	-	9,540
Total Assets as of:
November 2, 2024	$271,691	$11,405	$2,766	$285,862
February 3, 2024	262,299	8,801	1,225	272,325
October 28, 2023	238,604	10,753	1,186	250,543

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended November 2, 2024
Net sales to external customers	$100,835	$16,080	$2,515	$119,430
Thirteen weeks ended October 28, 2023
Net sales to external customers	$93,431	$13,037	$1,094	$107,562

Thirty-nine weeks ended November 2, 2024
Net sales to external customers	$297,052	$44,541	$4,365	$345,958
Property and equipment, net	50,585	3,913	0	54,498
Thirty-nine weeks ended October 28, 2023
Net sales to external customers	$297,631	$36,822	$2,384	$336,837
Property and equipment, net	48,631	3,283	0	51,914

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of November 2, 2024, the Company had a gross receivable balance of $4.9 million and a reserve of $3.4 million, leaving a net receivable of $1.5 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, as filed with the SEC, and include the following:

●	any uncertainty or decline in general global economic conditions, caused by inflation, rising interest rates, geo-political conflicts, or other external factors, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;
●	consumer interests can change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for our products and services;
●	we depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further volatility in retail consumer traffic could adversely affect our financial performance and profitability;
●	our profitability could be adversely affected by fluctuations in petroleum products prices;
●	our business may be adversely impacted at any time by a variety of significant competitive threats;
●	global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	if we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;
●	failure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability;
●	we are subject to risks associated with technology and digital operations;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store formats and business models in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores;
●	we may not be able to operate our international corporately-managed locations profitably;
●	our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade, foreign currency fluctuations and tariffs;
●	if we are unable to effectively manage our international partner-operated locations, attract new partners or if the laws relating to our international partners change, our growth and profitability could be adversely affected, and we could be exposed to additional liability;
●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and have been sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	we may suffer negative publicity and damage to our reputation if we do not continue to evolve environmental, social, and governance initiatives in a timely manner;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	fluctuations in our operating results could reduce our cash flow, trigger restrictions under our credit agreement, cause us to be unable to repurchase shares at all, at the times or in the amounts we desire, cause the results of our share repurchase program to not be as beneficial as we would like, or cause us to discontinue our quarterly dividend program;
●	our relatively low market capitalization can cause the market price of our common stock to become volatile;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

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

As of November 2, 2024, we had 362 corporately-managed stores globally and 4 seasonal locations, 123 partner-operated locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that execute our retail experience, and 80 international franchised stores, all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases, we accelerated during the pandemic, are driving improved results, as we delivered growth in total revenues and profit in fiscal 2023. To continue to drive revenue and profit growth, we remain focused on our strategic priorities, which are centered primarily on three key areas:

•	The global expansion of our unique experience locations. During the first thirty-nine weeks of fiscal 2024, we opened a net 40 Build-A-Bear Workshop retail experience locations, through a combination of corporately-managed, third-party operated, and franchise business models. In fiscal 2024, we expect net new unit growth of at least 65 locations in North America and internationally through our three store business models. We have made a concerted effort to shift to non-traditional locations, including family-centric tourist and hospitality sites, as well as partner-operated and franchise locations, and now have more than a third of total stores in non-traditional settings. While tourist sites have been and will remain a critical part of our location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion in traditional locations on a more localized level, particularly given the numerous and flexible corporate store models we have developed in the past few years. We also continue to develop innovative experiences to expand our brand reach, including Build-A-Bear vending machines, also known as ATMs or automatic teddy machines.

•	Accelerate our comprehensive digital transformation. In addition to growing our e-commerce channel, this includes our marketing and loyalty programs, including our Count Your Candles offer, and content and entertainment initiatives, such as our first-ever animated theatrical film in 2023 “Glisten and the Merry Mission.” Our digital transformation is designed to elevate our business efficiency, integrate our customer communications to acquire new customers and increase purchase occasions, and expand our total addressable market by reaching beyond our core kid base and to continue to acquire new tween, teen and adult consumers by new offerings including gifting and personalization programs. In September 2024, we created a new position of Chief Revenue Officer to further align our operating structure with our digital strategy.

•

Drive profitable growth through investment initiatives while maintaining a commitment to return capital to shareholders. As corporate store operating margins have remained robust from higher levels of revenue combined with disciplined expense management, particularly considering recent inflationary pressures, wage increases and supply chain challenges, and as we continue to evolve our real estate portfolio with new locations and formats, plus shift to asset-light business models, the company’s cash flows have meaningfully improved. This higher-level of cash flows has been used to increase support for key initiatives to deliver long-term profitable growth, while also returning capital to shareholders through dividends and share repurchases. The Company returned capital to shareholders through two special dividends paid December 27, 2021, and April 6, 2023, totaling $42 million, through share repurchases from a $25 million stock repurchase program that was adopted in November 2021, through a $50 million stock repurchase program announced in August 2022, and through a Board-approved $100 million stock repurchase program announced in September 2024. Furthermore, the Company announced the initiation of a quarterly dividend program on March 13, 2024, and during the first, second and third quarters of fiscal 2024, the Company declared cash dividends of $0.20 per share, totaling $2.9 million, $2.7 million and $2.7 million, respectively. Additionally, the Board of Directors declared a quarterly cash dividend of $0.20 per share on the issued and outstanding common stock of the company, which will be paid on January 9, 2025, to all stockholders of record as of November 27, 2024.

Retail Stores:

Corporately-Managed Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America and Europe for the periods presented:

	Thirty-nine weeks ended
	November 2, 2024			October 28, 2023
	North America	Europe	Total	North America	Europe	Total
Beginning of period	320	39	359	312	38	350
Opened	8	1	9	6	1	7
Closed	(4)	(2)	(6)	-	(1)	(1)
End of period	324	38	362	318	38	356

As of November 2, 2024, 51% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Thirty-nine weeks ended
	November 2, 2024	October 28, 2023
Beginning of period	92	70
Opened	32	15
Closed	(1)	-
End of period	123	85

Through our third-party retail model, there were 123 stores in operation at the end of the third quarter of 2024 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The third-party retail model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased from us on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of November 2, 2024, we had 5 master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of 8 countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	November 2, 2024	October 28, 2023
Beginning of period	74	68
Opened	6	8
Closed	-	(6)
End of period	80	70

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Revenues:
Net retail sales	91.7%	93.3%	92.7%	93.8%
Commercial revenue	7.2	5.6	6.3	5.3
International franchising	1.1	1.1	1.0	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	45.8	47.4	45.9	46.3
Cost of merchandise sold - commercial (1)	42.8	44.4	42.1	47.8
Cost of merchandise sold - international franchising (1)	74.6	62.2	68.3	64.2
Total cost of merchandise sold	45.9	47.3	45.8	46.5
Consolidated gross profit	54.1	52.5	54.2	53.5
Selling, general and administrative	43.3	43.3	42.9	41.7
Interest income, net	(0.1)	(0.3)	(0.2)	(0.2)
Income before income taxes	11.0	9.6	11.5	11.9
Income tax expense	2.7	2.6	2.8	2.9
Net income	8.3	7.1	8.7	9.1

Retail Gross Margin (2)	54.2%	52.6%	54.1%	53.7%

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

Thirteen weeks ended November 2, 2024 compared to thirteen weeks ended October 28, 2023

Total revenues. Consolidated revenues increased 11.0%, primarily driven by a $9.1 million or 9.1% increase in Net Retail sales and a $2.6 million or 43% increase in Commercial revenue when compared to the third fiscal quarter of 2023.  The increase in net retail sales was driven primarily by growth at existing stores. The increased commercial revenue was due to higher sales from our wholesale customers that was driven by new wholesale customers and opening 38 third-party retail stores since the third quarter of 2023.

Net retail sales for the thirteen weeks ended November 2, 2024 were $109.5 million, compared to $100.4 million for the thirteen weeks ended October 28, 2023.  The components of the improved performance are as follows (dollars in thousands):

Thirteen weeks ended
November 2, 2024
Impact from:
Existing stores	$8,832
New stores	1,981
53rd week shift	(1,729)
Foreign currency translation	615
Store closures	(531)
Digital sales	(236)
Gift card discounts	199
Gift card breakage	191
Other	(230)
Total Change	$9,092

The higher retail revenue performance was primarily the result of an increase at existing stores and new stores partially offset by the impact of the calendar shift (53rd week shift), the effect of store closures and a decline in web demand.

Commercial revenue was $8.6 million for the thirteen weeks ended November 2, 2024 compared to $6.0 million for the thirteen weeks ended October 28, 2023. The $2.6 million increase is primarily due to increased sales volume from our wholesale accounts through our partner-operated third-party retail model.

International franchising revenue was $1.3 million for the thirteen weeks ended November 2, 2024 compared to $1.1 million for the thirteen weeks ended October 28, 2023. The change is primarily the result of the timing of product shipments.

Retail gross margin. Retail gross margin dollars increased $6.5 million to $59.4 million from $52.9 million for the thirteen weeks ended October 28, 2023. The retail gross margin rate increased 160 basis points compared to the prior year driven by lower merchandise, freight and occupancy costs compared to the third quarter of fiscal 2023.

Selling, general and administrative. SG&A expenses were $51.7 million, or 43.3% of consolidated revenue, for the thirteen weeks ended November 2, 2024, compared to $46.6 million, or 43.3% of consolidated revenue, for the thirteen weeks ended October 28, 2023. The consistent performance as a percentage of revenue was driven by lower expenses for advertising and information technology costs offset by higher wage rates, increased healthcare costs and general inflationary pressures.

Interest income, net. Interest income was $0.1 million for the thirteen weeks ended November 2, 2024 compared to interest income of $0.3 million for the thirteen weeks ended October 28, 2023.

Provision for income taxes. Income tax expense was $3.2 million with a tax rate of 24.5% for the thirteen weeks ended November 2, 2024, as compared to income tax expense of $2.8 million with a tax rate of 26.7% for the thirteen weeks ended October 28, 2023. In the third quarter of fiscal 2024 and 2023, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense.  In the fourth quarter of fiscal 2023, the Company reversed the valuation allowance on deferred tax assets expected to be realized in the U.K. The Company remains in a full valuation in certain other foreign jurisdictions.

Thirty-nine weeks ended November 2, 2024 compared to thirty-nine weeks ended October 28, 2023

Total revenues. Consolidated revenues increased 2.7%, primarily driven by a 24%  increase in commercial revenue and a 1.5% increase in net retail sales.

Net retail sales for the thirty-nine weeks ended November 2, 2024 were $320.8 million, compared to $316.0 million for the thirty-nine weeks ended October 28, 2023, an increase of $4.9 million, or 1.5%, compared to the prior year period. The components of this increase are as follows (dollars in thousands):

Thirty-nine weeks ended
November 2, 2024
Impact from:
Existing stores	$6,838
Digital sales	(6,155)
New stores	5,282
53rd week shift	(1,984)
Store closures	(1,247)
Foreign currency translation	987
Gift card discounts	984
Gift card breakage	362
Other	(213)
Total Change	$4,854

The increase in net retail sales was primarily the result of higher sales at existing stores and new stores, partially offset by a decline in web demand, the impact of the 53rd week shift and the effect of store closures.

Commercial revenue was $21.9 million for the thirty-nine weeks ended November 2, 2024 compared to $17.7 million for the thirty-nine weeks ended October 28, 2023. The $4.2 million increase is primarily the result of the adding new wholesale customers as part of our third-party retail model.

International franchising revenue was $3.3 million for the thirty-nine weeks ended November 2, 2024 compared to $3.2 million for the thirty-nine weeks ended October 28, 2023. The change is primarily the result of the timing of product shipments.

Retail gross margin. Retail gross margin dollars for the thirty-nine weeks ended November 2, 2024, increased $3.9 million to $173.7 million from $169.8 million for the thirty-nine weeks ended October 28, 2023. The retail gross margin rate increase of 40 basis points from the prior year was driven by lower merchandise costs partially offset by increased occupancy, warehousing and distribution costs compared to the first three quarters of fiscal 2023.

Selling, general and administrative. SG&A expenses were $148.4 million, or 42.9% of consolidated revenue, for the thirty-nine weeks ended November 2, 2024, compared to $140.5 million, or 41.7% of consolidated revenue, for the thirty-nine weeks ended October 28, 2023. The increase in overall expense was driven by higher wage rates, expense timing and general inflationary pressures.

Interest income, net. Interest income was $0.7 million for the thirty-nine weeks ended November 2, 2024 compared to interest income of $0.5 million for the thirty-nine weeks ended October 28, 2023. The increase in interest income compared to the prior year is the result of the Company's cash management strategy to invest cash on-hand in short-term, highly liquid investments.

Provision for income taxes. Income tax expense was $9.5 million with a tax rate of 24.1% for the thirty-nine weeks ended November 2, 2024, as compared to $9.6 million with a tax rate of 24.0% for the thirty-nine weeks ended October 28, 2023.  In the first thirty-nine weeks of fiscal 2024 and 2023, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In the fourth quarter of fiscal 2023, the Company reversed the valuation allowance on deferred tax assets expected to be realized in the U.K. The Company remains in a full valuation in certain other foreign jurisdictions.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Income before income taxes (pre-tax)	$13,081	$10,348	$39,655	$40,180
Interest income, net	(109)	(281)	(723)	(524)
Depreciation and amortization expense	3,688	3,231	10,983	9,540
Earnings before interest, taxes, depreciation, and amortization	$16,660	$13,298	$49,915	$49,196

EBITDA for the thirteen weeks ended November 2, 2024 increased $3.4 million, or 25.3% to $16.7 million from $13.3 million for the thirteen weeks ended October 28, 2023.  The increase was driven by gross profit driven by increased retail and commercial margins partially offset by higher SG&A expenses.

EBITDA for the thirty-nine weeks ended November 2, 2024, increased $0.7 million, or 1.5%, to $49.9 million from $49.2 million for the thirty-nine weeks ended October 28, 2023.  The increase in EBITDA was driven by retail and commercial margins partially offset by higher SG&A expenses.

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

Liquidity and Capital Resources

As of November 2, 2024, we had a consolidated cash balance of $29.0 million, 79% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. Additionally, during 2024 we have used cash on-hand to invest in short-term, highly liquid investments with original maturities of three months or less resulting in interest income of $0.7 million during the thirty-nine weeks ended November 2, 2024.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirty-nine weeks ended
	November 2,	October 28,
	2024	2023
Net cash provided by operating activities	$27,576	$32,740
Net cash used in investing activities	(9,571)	(11,124)
Net cash used in financing activities	(33,386)	(39,134)
Effect of exchange rates on cash	9	120
Decrease in cash, cash equivalents, and restricted cash	$(15,372)	$(17,398)

Operating Activities. Cash provided by operating activities decreased $5.2 million for the thirty-nine weeks ended November 2, 2024, as compared to the thirty-nine weeks ended October 28, 2023. This decrease in cash from operating activities was primarily driven by increased cash spent on inventory purchases in anticipation of the uncertainty in cost due to potential tariffs and higher accounts receivable resulting from higher commercial revenue offset by increases in payables and accrued expenses.

Investing Activities. Cash used in investing activities decreased $1.6 million for the thirty-nine weeks ended November 2, 2024, as compared to the thirty-nine weeks ended October 28, 2023. This decrease in cash used in investing activities was primarily driven by lower spending on capital expenditures.

Financing Activities. Cash used in financing activities decreased $5.7 million for the thirty-nine weeks ended November 2, 2024, as compared to the thirty-nine weeks ended October 28, 2023. This decrease in cash used in financing activities was driven primarily by the payment in 2023 fiscal first quarter of a special cash dividend of $22.1 million compared to quarterly dividends of $2.9 million, $2.7 million and $2.7 million paid respectively in the first, second and third fiscal quarters of 2024.  This was partially offset by an increase in repurchases of our common stock during the thirty-nine weeks ended November 2, 2024.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of November 2, 2024, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of November 2, 2024, our borrowing base was $25.0 million. As a result of a $250,000 letter of credit outstanding against the line of credit, approximately $24.7 million was available for borrowing as of November 2, 2024. We had no outstanding borrowings as of November 2, 2024.

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

Capital spending through the thirty-nine weeks ended November 2, 2024 totaled $9.6 million for information technology projects and new store openings, and we expect to spend approximately $18 to $20 million on capital expenditures in fiscal 2024.

Total inventory at quarter end was $70.8 million, an increase of $6.3 million or 10% from the end of the fiscal 2023 third quarter.  We accelerated the acquisition of our core products in anticipation of the uncertainty in cost due to potential tariffs.   We are comfortable with the level and composition of our inventory.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of November 2, 2024, we had purchase obligations totaling approximately $99.7 million, of which $29.0 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $23.0 million in cash to repurchase 832,944 shares during the thirty-nine weeks ended November 2, 2024, compared to using $15.2 million in cash to repurchase 672,734 shares during the thirty-nine weeks ended October 28, 2023.  Since the end of the third fiscal quarter, we utilized $0.2 million in cash to repurchase 5,288 shares leaving $97.0 millionavailable under the September 2024 Stock Repurchase Program.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 2, 2024, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
August 4 , 2024 - August 31, 2024	63,667	$26.46	63,667	$6,198,754
September 1, 2024 - October 5, 2024	9,607	31.25	9,607	5,898,565
October 6, 2024 - November 2, 2024	74,643	37.53	74,643	97,198,593
Total	147,917	$32.36	147,917	$97,198,593

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions
(3)	On August 31, 2022, the Board of Directors adopted the August 2022 Stock Repurchase program that authorized the repurchase of up to $50 million of our common stock. This program authorized the Company to repurchase shares through August 31, 2025, and did not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior noticed. Shares repurchased under the program will be subsequently retired. On September 11, 2024, we announced that our Board of Directors terminated the August 2022 Stock Repurchase Program and authorized a new share repurchase program of up to $100 million.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

During the Company's fiscal quarter ended November 2, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,”, as such terms are defined under Item 408(a) of Regulation S-K, during, except as described below:

●

On October 8, 2024, Sharon John, President and Chief Executive Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. John’s Rule 10b5-1 Trading Plan, which expires March 14, 2025, provides for the sale of up to 122,821 shares of common stock pursuant to the terms of the plan.

●

On October 10, 2024, Voin Todorovic, Chief Financial Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Todorovic’s Rule 10b5-1 Trading Plan, which expires March 31, 2025, provides for the sale of up to 20,000 shares of common stock pursuant to the terms of the plan.

●

On October 14, 2024, J. Christopher Hurt, Chief Operations Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Hurt’s Rule 10b5-1 Trading Plan, which expires March 14, 2025, provides for the sale of up to 18,845 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through February 23, 2016 (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on February 24, 2016)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Employment, Confidentiality and Noncompete Agreement, effective as of September 16, 2024 by and between David Henderson and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on September 12, 2024)

31.1*	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2*	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* File herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2024

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)