Form 10-K
period 2025-02-01
BUILD-A-BEAR WORKSHOP INC
filed 2025-04-17
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $25.45 for the shares on the New York Stock Exchange on August 3, 2024) was $345.9 million as of August 3, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 14, 2025, there were 13,144,130 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its June 12, 2025, Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BUILD-A-BEAR WORKSHOP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be considered to be, “forward-looking statements” for the purpose of federal securities laws, including, but not limited to, statements that reflect our current views with respect to future events and financial performance. We generally identify these statements by words or phrases such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “future,” “potential,” “will,” “could,” “target,” “project,” “contemplate,” or “continue,” the negative or any derivative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, projections or statements regarding:

•	our future financial performance and the sufficiency of our cash generated from operations and borrowings under our credit facility;

•	our anticipated operating strategies and future strategic expansion initiatives;

•	our future capital expenditures;

•	our anticipated rate of store relocations, openings and closures; and

•	our anticipated costs related to store relocations, openings and closures.

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

The following discussion contains references to fiscal 2024, fiscal 2023 and fiscal 2022, which represent our fiscal years ending February 1, 2025, February 3, 2024  and January 28, 2023, respectively.

PART I

ITEM 1.	BUSINESS

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer for children. Build-A-Bear has evolved to become a beloved multi-generational brand focused on its mission to “add a little more heart to life” where guests of all ages make their own “furry friends” in celebration and commemoration of life moments. Guests create their own stuffed animals by participating in the stuffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys based on the Company’s own intellectual property and in conjunction with a variety of best-in-class licenses. The hands-on and interactive nature of our nearly 600 company-owned, partner-operated and franchise experience locations around the world, combined with Build-A-Bear’s pop-culture appeal, often fosters a lasting and emotional brand connection with consumers, and has enabled the Company to expand beyond its retail stores to include e-commerce sales on www.buildabear.com, third-party-operated stores, and non-plush branded consumer categories via out-bound licensing agreements with leading manufacturers, as well as the creation of engaging content via Build-A-Bear Entertainment (a subsidiary of Build-A-Bear Workshop, Inc.). Over the last 27 years, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence by leveraging our brand strength to expand our brick-and-mortar retail footprint through a range of store sizes, formats, and locations, including tourist destinations. In addition to growing our corporately-managed store footprint, we are also growing through third-party-operated and franchised stores, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program, and digital marketing and content, has led to omnichannel growth over the past several years. Build-A-Bear's pop-culture appeal has played a key role in expanding our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

We primarily operate through a vertical retail channel with corporately-managed, partner-operated, and franchise locations that feature a unique combination of experience and product in which guests can “make their own stuffed animals.” We also operate buildabear.com that serves as an information and communications tool to plan a store visit as well as an e-commerce. that focuses on gift-giving, collectible merchandise, and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our retail stores also act as mini distribution centers that provide efficient omnichannel support for our growing digital demand. The primary consumer target for our brick-and-mortar locations is families with children, while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens, and adults. Additionally, we offer products in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

Our strategy includes leveraging our brand strength to continue to evolve our brick-and-mortar retail footprint with a versatile range of formats and locations, including tourist destinations, expand into international markets primarily via our partner-operated and franchise store models, and grow our e-commerce business. By leveraging our brand strength and owned intellectual properties through the creation of engaging short-form and long-form content for kids and adults, we endeavor to develop a circle of continuous engagement to increase purchase occasions and to continue to broaden the consumer base beyond children by adding tweens, teens and adults with entertainment and sports licensing, plus collectible and gifting offerings.

As of February 1, 2025, the Company had 589 global locations through a combination of its corporately-managed, partner-operated, and international-franchise models. This reflects 368 corporately-managed locations, including 328 stores in the United States (“U.S.”) and Canada and 40 stores in the United Kingdom (“U.K.”) and the Republic of Ireland, 138 partner-operated locations operated through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 83 franchised stores operating internationally, all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements. For the 2024 fiscal year, the Company had a net new unit growth of 64 experience locations, comprised of nine corporately managed locations, 46 partner-operated locations, and nine international franchise locations.

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

Description of Operations

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and digital engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with experience locations that feature a unique combination of interactivity and product in which guests can “make their own stuffed animals” by participating in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals along with the now-famous "Heart Ceremony" that helps to make the experience memorable by bringing the furry friend to "life."  We also operate e-commerce sites that focus on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder”, an age-gated adult-focused “Bear Cave” microsite. Our retail stores also act as “mini distribution centers” that provide efficient omnichannel support for our digital demand. The primary consumer target for our retail stores is families with children while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults. We have also extended our business model by leveraging our brand strength and owned intellectual properties through the creation of engaging content for kids and adults while also offering products at wholesale and in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

We seek to provide outstanding guest service and experiences across all channels and touch points including our retail locations, our e-commerce sites, our mobile sites and apps as well as traditional, digital, and social media. We believe the hands-on and interactive nature of our experience locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand which has multi-generational appeal that captures today’s zeitgeist including desire for engaging experiences, personalization and “DIY” while being recognized as trusted, giving, and a part of pop culture.

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

Operating Strategies

We believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases, we accelerated during the pandemic, are driving improved results, as we delivered growth in total revenues and profit in fiscal 2022, 2023 and 2024. To continue to drive revenue and profit growth, we remain focused on our strategic priorities, which are centered primarily on three key areas:

•	The global expansion of our unique experience locations. During fiscal 2024, we opened a net 64 Build-A-Bear Workshop retail experience locations, through a combination of corporately-managed, third-party operated, and franchise business models. In fiscal 2025, we expect net new unit growth of at least 50 locations in North America and internationally through our three store business models. We have made a concerted effort to shift to non-traditional locations, including family-centric tourist and hospitality sites, as well as asset-light partner-operated and franchise locations, and now have more than a third of total stores in non-traditional settings. While tourist sites have been and will remain a critical part of our location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion in traditional locations on a more localized level, particularly given the numerous and flexible corporate store models we have developed in the past few years.

•	Accelerate our multi-year comprehensive digital transformation across the entire company. In addition to systems upgrades and e-commerce evolution, we have been enhancing our marketing and loyalty programs as well as creating digital content and entertainment initiatives to increase consumer engagement. Our digital transformation is also designed to elevate our business efficiency, integrate our consumer communications to acquire new guests and increase purchase occasions while expanding our total addressable market beyond our core kid base and to acquire tween, teen and adults with new offerings including gifting, personalization and licensed options. In September 2024, we created a new position of Chief Revenue Officer to further align our operating structure with our digital strategy.

•	Drive profitable growth through investment initiatives while maintaining a commitment to return capital to shareholders. As corporate store operating margins have remained robust from higher levels of revenue combined with disciplined expense management, particularly considering recent inflationary pressures, wage increases and supply chain challenges, and as we continue to evolve our real estate portfolio with new locations and formats, plus shift to asset-light business models, the company’s cash flows have meaningfully improved. This higher-level of cash flows has been used to increase support for key initiatives to deliver long-term profitable growth, while also returning capital to shareholders through dividends and share repurchases.

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

Historically, the average time from product conception to the arrival in stores has been approximately 12 months, including approximately 90 to 150 days from the beginning of production to in-store delivery. Through an ongoing analysis of selling trends, we regularly update our product assortment by increasing quantities of productive styles and eliminating less productive styles. Our relationships with our vendors generally are on a purchase order basis without contractual obligation to provide adequate supply or acceptable pricing on a long-term basis.

As of February 1, 2025, our inventory balance was $69.8 million, an increase of $6.3 million compared to February 3, 2024. The Company accelerated inventory purchases in the second half of fiscal 2024 in anticipation of the uncertainty in cost due to potential tariffs. We are comfortable with the composition and level of our inventory.

Distribution and Logistics

We own a 350,000 square-foot distribution center in Groveport, Ohio (near Columbus), that serves the majority of our stores in the U.S. and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement guaranteed through January 2026, and continuing on if neither party terminates the agreement, to fulfill our store and e-commerce fulfillment needs. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract for office space and a third-party distribution center in Shanghai, China, with the office space contract ending in August 2025 and the distribution center contract ending in April 2025, with both contracts expected to be renewed before their respective expiration dates.

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

During fiscal 2020, we introduced "Buy Online, Ship From Store" and "Buy Online, Pick Up In Store" for orders placed in the U.S. and "Click and Collect" for orders placed in the U.K. These ongoing programs allow our brick-and-mortar locations to operate essentially as mini distribution centers allowing us to leverage the geographic proximity of stores, available inventory and labor to fulfill digital demand.

Human Capital Management

Employees

As of February 1, 2025, we had approximately 1,000 full-time and 4,100 part-time employees in the U.S., Canada, the UK, and the Republic of Ireland.  The number of part-time employees at all locations fluctuates depending on our seasonal needs.  None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Our Culture

Our mission statement is to "add a little more heart to life." This tenet guides both the experience that we provide our guests and the way we treat our fellow associates, vendors and partners. Every day, we work to create a unique and fun environment that values and promotes teamwork and individual contributions. Our goals include looking for possibilities, not obstacles, to help us strive for breakthrough results.

Employee Engagement

We encourage our teams to acknowledge success, recognize individual and team contributions, and to have fun along the way. It is important for our associates to feel that they are a part of a bigger mission to spread joy around the world because, as our founder Maxine Clark said,  "a teddy bear hug is understood in every language." We pride ourselves on cultivating engaging connections with associates such as regular Global Bearquarters Meetings, Experience First Fun (monthly in-person events), philanthropic team-building events via our Foundation and periodically scheduled events that facilitate direct access to our leadership team.

.

Human Capital Management Oversight

Our recruitment is all about finding the perfect fit for each position. We seek out individuals who will thrive and contribute to our special Bear family. Our Build-A-Bear HR teams scout for the best talent to fill a wide variety of roles and functions. They rely on various avenues to support their efforts, including internal job placements and promotions, career websites, social media, internships, and temporary hiring services, as well as guests who have a desire to join our team. We have set a minimum age of 18 to work in our stores, Bearhouse, and Bearquarters. We ensure the right fit by providing each of our managers access to digital surveys completed by candidates, as well as interview guides to ensure rigorous interviews are completed. Refence checks and psychological tests are also utilized to help ensure that candidates values align with our mission and vision.

Once hired, our field talent development strategy focuses on the entire employee lifecycle. We provide comprehensive training programs that are tailored to different roles and responsibilities, both when employees join the Company and on an ongoing basis. We strive to nurture organizational capabilities through associate development, programs, and processes that help Build-A-Bear achieve its vision. Learning never stops at our Company as we are committed to the development of our people and take a promote-from-within approach. We help our associates develop their skills and build their confidence to be the best versions of themselves.

Compensation Philosophy, Benefits, and Wellness

Our approach to compensation focuses on consistency and fairness across our offices, distribution centers, and stores world-wide. We have conducted compensation risk assessments to evaluate our pay practices and policies to help identify if there are high-risk compensation plans and assist us in better understanding which plans may pose moderate risks. Results of the assessments are shared with the Compensation and Human Capital Committee of our Board of Directors to inform its review of the Company's base salary and bonus initiatives, incentive bonus framework, as well as executive and director compensations assessments.

We continuously strive to make Build-A-Bear a fun place and make it a point to care about the health, well-being, and long-term financial security of our associates and their families. We achieve this with our comprehensive health coverage and other important employee benefits including paid time off, savings and retirement benefits, and life and disability insurance. We also provide an online corporate perquisites program, a scholarship program, as well as employee assistance programs, most notably the Beverly Fund, created to honor one of our associates who lost their battle with cancer.

Giving Back: Philanthropy and Social Impact

The act of giving – providing support and caring for one another – is one of our core values and has been a pillar of our brand throughout our history. Our giving program comes to life through the work of the Build-A-Bear Foundation and the generous acts of our associates and guests. Founded in 2004, the Build-A-Bear Foundation is the charitable arm of our Company. Its mission is to add a little more to life by sharing hugs, inspiring creativity, and supporting those in need.

Our giving strategy is driven by three impactful programs: The Build-A-Bear Foundation Literacy Programs, the Hearts’ ‘n’ ‘Hugs Fund and charitable partnerships that cultivate community strength and impact by funding remarkable organizations that empower people to overcome serious challenges and meet the diverse needs in our communities.

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

Since our signature products, teddy bears and other stuffed animals, are included in the toy category, we compete indirectly with a number of companies that sell plush products or premium children’s toys, including, but not limited to, Ty, Mattel, Hasbro, and Lego. We also compete with toy retailers including online and mass merchandisers such as Amazon, Walmart, and Target.

Additionally, because approximately one-third of our business is associated with birthdays and/or parties and as our gift-giving and affinity business has grown, our competition has also expanded to include gift-giving and collectibles businesses as well as companies that compete for family leisure time and entertainment dollars such as movie theaters, amusement parks, arcades, and party venues.

Intellectual Property and Trademarks

We believe our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property are critical to our success, and we intend, directly or indirectly, to maintain and protect these marks and, where applicable, license the intellectual property. Our patents do not expire until the years 2032 and 2033.

We have developed licensing and strategic relationships with leading retail and cultural organizations. We plan to continue to collaborate with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice. Specifically, we have key strategic relationships with select companies in which we feature their brands on products sold in our stores, including Disney®, NBCUniversal, Lucasfilm, Warner Bros., Pokémon, ViacomCBS, Nintendo, Sanrio, and major professional sports leagues along with other culturally relevant brands.

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

Inflation had an adverse effect on our business operations in fiscal 2024, predominately through rising store labor costs. Although we took actions to mitigate these pressures, such as strategic price increases on highly sought-after products, there can be no assurance that we will be able continue these actions or that they will be successful in the future. We expect the inflationary pressures experienced in fiscal 2024 to continue in the fiscal year 2025.

We continue to monitor the impact of inflation and tariffs on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the inflation rate during 2025 or in future years. These select price increases could have a negative impact on demand for our products.

Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly impair consumer spending and reduce purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars, geopolitical shifts, and other conflicts, such as the current Russia-Ukraine crisis and the Israel-Hamas conflict that has heightened geopolitical tensions in the Middle East region, as well as natural disasters, increases in commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

Our success and profitability depend not only on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow us to make a profit. Whether due to inflation or other factors, tariffs, rising petroleum and material prices, increased transportation and shipping costs, and increased labor costs in the markets in which our products are manufactured and sold all may further increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability, and harm our business, in particular if we are unable to further adjust prices beyond what we were able to do in fiscal 2024, as discussed above.

The impact of the significant tariffs on countries from which we import is expected to have an impact on our business, mainly our cost of goods and profit margin.

The recent enactment of tariffs by the U.S. government, including a tariff on all imported goods and targeting specific countries, along with the unpredictability of the rates, poses a significant risk to our business operations. As a company that sources a substantial portion of our inventory from Vietnam and China, these tariffs are expected to increase the cost of goods sold, which could adversely affect our profit margins.

The tariffs may lead to higher prices for our products, potentially reducing consumer demand and impacting our sales volume. Additionally, the increased costs could force us to seek alternative suppliers, which may result in supply chain disruptions and further cost increases.

We are actively monitoring the situation and exploring strategies to mitigate these risks, including negotiating with suppliers, adjusting our pricing strategies, and seeking tariff exemptions where possible. However, there can be no assurance that these measures will fully offset the negative impact of the tariffs on our business.

Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact on our business, results of operations, and financial condition is uncertain but could be significant.

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

Our planned marketing expenditures may not increase total sales or generate sufficient product and brand awareness, which could also have a material adverse effect on our financial condition and profitability. Additionally, we have shifted a number of our marketing programs to digital outlets, which may not continue to be as effective as our more traditional, historical programs.

We depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further volatility in retail consumer traffic could adversely affect our financial performance and profitability.

While we invest in integrated marketing efforts and believe we are more of a destination location than many other retailers, we rely to a great extent on consumer traffic in the malls and tourist locations in which we are located. We rely on the ability of the malls’ anchor tenants, generally large department stores, and on the continuing popularity of malls and tourist locations as shopping destinations to attract high levels of consumer traffic. We cannot control the development of new shopping malls nor the closure of existing malls, the addition or loss of anchors and co-tenants, the availability or cost of appropriate locations within existing or new shopping malls or the desirability, safety, or success of shopping malls. While we have had significant growth in our e-commerce sales compared to pre-pandemic levels and continue with initiatives intended to develop and strengthen our online business, most of our sales are generated from our physical store locations. Consumer traffic may also be reduced due to factors such as the economy, civil unrest, actual or threatened acts of terrorism, or other crime in shopping locations, the impact of weather or natural disasters or a decline in consumer confidence resulting from international conflicts or war. A decrease in consumer traffic could have an adverse effect on our financial condition and profitability.

Our business may be adversely impacted at any time by various significant competitive threats.

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

To the extent a pandemic adversely affects our business, operations, financial condition and operating results, it may also heighten many of the other risks described in this “Risk Factors” section, such as those relating to retail consumer traffic, general global economic conditions, and demand for our interactive retail experience.

Our profitability could be adversely affected by fluctuations in petroleum product prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our plush products and stuffing. Volatility in petroleum prices can be due to many external factors that are beyond our control including political, environmental, and economic factors such as hostilities or other conflicts in oil producing areas (including the current Russia-Ukraine conflict and tensions in the Middle East), limitations and/or disruptions in refining and pipeline capacity, and worldwide demand for petroleum. We cannot predict the price of crude oil or resulting petroleum products in the future. We may be unable to pass along to our guests the increased costs resulting from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

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

Our future success depends, in part, on the popularity and consumer demand for brands of licensors such as Sanrio, Disney, NBCUniversal, Lucasfilm, Warner Bros., and Nintendo. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key brands, our business may be adversely affected. There can be no certainty that our access to licensed brands will continue to be successful or enable us to maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with the timing of previous successes impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below cost, thereby adversely affecting our financial condition and profitability.

If we cannot renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed.

We lease all of our corporately-managed store locations. Most of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed-upon minimum annual sales level. Some store leases only include a provision for a percentage of a store's total sales, instead of a fixed base rent amount. A number of our leases include a termination provision that applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s option or ours. Although we have largely shifted our leases in North America to shorter term leases to provide flexibility in aligning stores with market trends, this strategy has risk if we renew leases at a time when commercial rental rates are higher than the rate we could have secured with a longer-term lease. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing shopping location rules and the exercise of discretion by our landlords on various matters within these locations. We may not be able to maintain or obtain favorable locations within these desirable shopping locations. The terms of new leases may not be as favorable, which could cause an increase in store expenses negatively impacting overall profitability. If we execute termination rights, we may incur expenses and charges associated with those closures that could negatively impact our profitability.

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

Our leases in the U.K. and the Republic of Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews require that base rents cannot be reduced if market conditions have deteriorated but can be changed “upwards only.” We may be required to pay base rents that are significantly higher than we have projected. As a result of these and other factors, we may not be able to operate our European store locations profitably. If we cannot do so, our results of operations and financial condition could be harmed, and we may be required to record significant additional impairment charges.

Fail ure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability.

The retail industry continues to evolve rapidly
and consumers continue to embrace digital shopping. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing, and the pace of this increase could continue to accelerate.

Our strategy, which includes investments in e-commerce platforms, digital technology, and other consumer initiatives, may not adequately or effectively allow us to continue to grow our e-commerce business, increase sales, or grow our position in the specialty retail and gifting and collectibles markets such as adult to adult gifting (e.g., gift boxes), adult driven affinity (e.g., The Bear Cave), and occasion gifting (e.g., graduation, Valentine's Day). The success of our strategy will depend on our ability to continue building and delivering a seamless omnichannel shopping experience for consumers. With an increasing allocation of capital expenditures focused on digital initiatives, our failure to successfully execute on individual components of this initiative may adversely affect our financial performance. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our brick-and-mortar locations and materially adversely affect our financial performance.

Furthermore, the cost of certain investments in e-commerce and digital technology may adversely impact our financial performance in the short term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.

We are subject to risks associated with technology and digital operations.

Our operations are subject to numerous technology-related risks, including risks related to the failure of the computer systems that operate our point of sale and inventory systems, websites, mobile sites and their related support systems. We engage key third-party business partners to support various functions of our business, including, but not limited to, information technology, web hosting and cloud-based services. We, and those third-party businesses that support us, are also subject to risks related to computer viruses, telecommunications failures, and other disruptions. Also, we may require additional capital in the future to sustain or grow our technological infrastructure and digital commerce capabilities.

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

Our future results will largely depend on our ability to optimize and maintain store productivity and profitability by strategically evolving our real estate portfolio to align with market trends while selectively opening new locations and systematically refreshing our store base. For example, our real estate development initiatives include a focus on tourist locations due to changing consumer preferences and declining traditional mall traffic, and we cannot be certain that this strategy will be successful. Our ability to manage our portfolio of stores in future years, in desirable locations, and to operate stores profitably, particularly in multi-store markets, are key factors in our ability to achieve sustained profitable growth. We cannot be certain when or whether desirable locations will become available, the number of Build-A-Bear Workshop stores that we can or will ultimately open, or whether any such new or relocated stores can be profitably operated. We may decide to close other stores in the future.

Additionally, in the fiscal year 2024, we operated 25 stores located within other retailers’ stores and 138 stores through our "third-party wholesale" model and franchisees operated 83 stores.  These stores have less corporate influence and as such are subject to the operational risks of these companies, including, but not limited to, ineffective store operations, labor disputes, and negative publicity, all of which could negatively impact our sales and operating performance.

Our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the U.S., Canada, and Europe in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio, and rely on this warehouse to receive, store, and distribute merchandise for the majority of our North American locations and to our third-party retail partners. To operate this distribution center, our ability to meet changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business in the western U.S. and Europe. For example, as noted above, in Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2026. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, events such as fire, accidents, power outages, system failures, public health issues such as pandemics or other health risks, or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and fulfill e-commerce orders and could decrease our sales and increase our costs associated with our supply chain.

INTERNATIONAL RISKS

We rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any factories that produce our plush products, clothing, shoes or accessories. In fiscal 2024 we purchased 69% of our merchandise from five vendors, compared to 73% in fiscal 2023. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities. Prior to 2020, over 90% of merchandise received annually was produced in China. However, our efforts to diversify our supply chain reduced China sourcing to 58% of merchandise received as production shifted primarily to Vietnam, which provided 38% of our merchandise in 2024. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term or long-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Such disruptions may result from public health issues such as a pandemic, weather related events, natural disasters, trade restrictions, tariffs, changes in local laws, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, geopolitical issues or other factors beyond our control. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

Our merchandise is manufactured by foreign manufacturers, we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase the most of our merchandise directly from manufacturers in foreign countries, primarily in China and Vietnam. In addition to the risks associated with tariffs discussed in "Impact of the significant tariffs on countries from which we import are expected to have an impact on our business, mainly our cost of goods and profit margin " above, any event causing a disruption of imports, including the imposition of, increase in amount of or uncertainty regarding import restrictions, taxes or fees, labor strikes or lockouts or pandemics, could adversely affect our business. For example, our vendors in China and Vietnam were temporarily closed for periods of time in 2021 and 2022 as a result of the COVID pandemic, ceasing production of inventory and supplies. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries where the materials or goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell and to raw material imported to manufacture those products. Such tariffs or quotas are subject to change.

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

In addition to our U.S. locations, we currently operate stores in the U.K., Canada, and the Republic of Ireland. Our future success in international markets may be impacted by differences in consumer demand, regulatory and cultural differences, economic conditions, public health issues such as pandemics, changes in foreign government policies and regulations, changes in trading status, compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act, as well as other risks that we may not anticipate. Brand awareness and affinity in international markets may be lower than in the U.S. and we may face higher labor and rent costs, as well as different holiday schedules. Although we have realized benefits from our operations in the U.K. and Ireland, we may be unable to continue to do so on a consistent basis.

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

If we cannot effectively manage our international partner-operated locations, attract new partners or if the laws relating to our international partners change, our growth and profitability could be adversely affected, and we could be exposed to additional liability.

As of February 1, 2025, there were 83 Build-A-Bear Workshop international franchised stores and 138 international, third-party-operated locations. We cannot ensure that our international partners will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our corporately-managed markets, which may impact the performance of these stores. Additionally, our international partners may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our corporately-managed markets. The operations and results of our international partners could be negatively impacted by the economic, public health (such as a pandemic), or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on their business and, in turn, negatively impact our own business, financial condition, and results of operations.

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

A key growth initiative for our business is the global expansion of our unique experience locations through international, third-party-operated locations. At the end of fiscal 2024, we had more than 30 international locations, and additional locations are expected to be opened in 2025 and beyond. The success of this strategy is dependent on our partners operating locations in a manner consistent with our standards and requirements, hiring and training qualified personnel, and operating the stores profitably so as to continue the relationship. We do not have direct control over our business partners and may not have visibility into their practices.

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

The appeal of our brand may also depend on the success of our environmental, social and governance ("ESG") initiatives, which require company-wide coordination and alignment. The rise of ESG criteria and reporting has sparked a debate over its potential to either unite or divide stakeholders by prioritizing and disclosing ethical considerations over traditional financial metrics. We are working to manage risks and costs to us, our licensees and our supply chain that are exposed to the effects of climate change as well as diminishing fossil fuel and water resources. These risks include any increased public focus, including by governmental and non-governmental organizations, on climate change and other environmental sustainability matters, including packaging and waste, emissions, and land use. We may receive increased pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. If we expand our ESG disclosures, the metrics we disclose whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to accurately track or to achieve progress on any goals or objectives that we set on a timely basis, or at all, could adversely affect our business, financial performance, and growth.

By electing to publicly set and share these metrics and expand upon our disclosures, we would also face increased scrutiny related to ESG activities. For example, “anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or customers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, results of operations and financial condition.

As a result, we could experience damage to our reputation and the value of our brands if we fail to act responsibly in the areas in which we report or if such reporting exposes us to risks due to "anti-ESG" sentiments. Any such harm to our reputation or any failure or perceived failure by us to adequately address ESG-related activities in light of evolving circumstances including setting of metrics or enhancing disclosures, could adversely affect our business, financial performance, and growth.

Risks Related to Owning Our Common Stock

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	changes in tariffs and other foreign policy matters that may impact pricing;

•	changes in foreign exchange rates;

•	the profitability of our stores;

•	increases or decreases in total revenues;

•	changes in general economic conditions and consumer spending patterns;

•	the timing and frequency of our marketing initiatives;

•	seasonal shopping patterns;

•	the timing of store closures, relocations and openings and related expenses;

•	the effectiveness of our inventory management;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings including those associated with major motion pictures;

•	actions of competitors or mall anchors and co-tenants;

•	weather conditions and natural disasters;

•	public health issues such as pandemics, and associated impacts on store openings and store operations

•	the timing and frequency of national media appearances and other public relations events; and

•	the impact of a 53rd week in our fiscal year, which occurs approximately every six years, (e.g., occurred in fiscal 2023).

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

From time to time, we have repurchased shares under plans authorized by our Board of Directors, most recently a $100 million program adopted in September 2024. Such programs generally do not require us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses, or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of any share repurchase program may not be as beneficial as expected. Additionally, cash flow decreases could cause us to discontinue the recently announced Board of Director-approved quarterly dividend program. Our credit agreement restricts our ability to repurchase shares and issue dividends when certain liquidity conditions exist.

Our relatively low market capitalization can cause the market price of our common stock to become volatile.

During fiscal 2024, the trading price of our common stock fluctuated between $21.60 and $48.23 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the retail industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures, stock repurchases, dividends, or other strategic initiatives) by us or other similar companies. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile based on factors specific to our company and industry as well as factors related to the equity markets overall. Moreover, we believe that such volatility has attracted the interest of activist shareholders in the past and may continue to do so. Responding to activist shareholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.

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

Stores

We lease all our store locations. As of February 1, 2025, we operated 368 retail stores located primarily in major malls throughout the U.S., Canada, the U.K., and Ireland in our DTC segment.

Non-Store Properties

We own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment center. We lease 51,600 square feet in a building that we use as our corporate headquarters in downtown St. Louis, Missouri with a lease of eleven years commencing in June 2020. This lease was modified in March 2024 to increase the square footage of our corporate headquarters to approximately 58,000 square feet without changing the term length. We also lease an approximately 1,870 square foot storage space in St. Louis, Missouri with the lease commencing in July 2023 and continuing through July 2028. In the U.K., we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ends in January 2026. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract for office space and a third-party distribution center in Shanghai, China, with the office space contract ending in August 2025 and the distribution center contract ending in April 2025.

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

Holders

As of April 14, 2025, the number of holders of record of the Company’s common stock totaled approximately 1,783.

Dividends

In fiscal 2023, our Board of Directors declared a special cash dividend of $1.50 per share that was paid on April 6, 2023, to all stockholders of record as of March 23, 2023.

In fiscal 2024, our Board of Directors approved a new quarterly dividend program to evolve its strategic use of capital and declared an initial quarterly dividend of $0.20 per share which was paid on April 11, 2024. The Company also paid quarterly dividends of $0.20 per share to recorded shareholders on July 11, 2024, October 10, 2024, and January 9, 2025.

Additionally, on March 12, 2025, the Board of Directors declared a quarterly dividend of $0.22 per share on the issued and outstanding common stock of the Company, which was paid on April 10, 2025, to all stockholders of record as of March 27, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

 Refer to Part III, Item 12, for information related to our equity compensation plan.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Nov 3, 2024 - Nov 30, 2024	5,288	$37.82	5,288	$96,998,597
Dec 1, 2024 - Jan 4, 2025	61,304	44.88	61,304	94,247,390
Jan 5, 2025 - Feb 1, 2025	121,468	41.59	121,468	89,195,065
Total	188,060	$42.56	188,060	$89,195,065

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter, if any. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions.
(3)	On August 31, 2022, the Board of Directors adopted the August 2022 Stock Repurchase program that authorized the repurchase of up to $50 million of our common stock. On September 11, 2024, we announced that our Board of Directors terminated an existing stock repurchase program and authorized a new share repurchase program of up to $100 million. This program authorizes the Company to repurchase shares through September 30, 2028, and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

Performance Graph

In order to show a Comparative Stock Performance, Build-A-Bear has shown a five-year comparative investment of $100 into Build-A-Bear, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index. The Company has determined that based on their current size, the Russell 2000 information would be more comparable than the S&P 500. It should be noted that as Build-A-Bear has a floating fiscal year end occurring on the last Saturday in January or first Saturday in February, the information utilized as the year end information will be on the close the day prior the listed date. Any dividends that are paid by the Company will be assumed to be reinvested at the next day opening price.

Cumulative Total Return
	February 1,	January 30,	January 29,	January 28,	February 3,	February 1,
	2020	2021	2022	2023	2024	2025
Build - A - Bear	$ 100.00	$ 132.62	$ 433.72	$ 604.66	$ 604.66	$ 1,187.23
Russell 2000	$ 100.00	$ 128.47	$ 121.96	$ 118.43	$ 121.60	$ 141.74
Russell 2000 Consumer Discretionary	$ 100.00	$ 145.39	$ 142.62	$ 129.28	$ 135.65	$ 154.26

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer where children and their families could create their own stuffed animals by participating in the stuffing, fluffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys. We believe the hands-on and interactive nature of our experience locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand. Over the last 27 years, with more than 250 million furry friends sold to guests around the world, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence. We are leveraging this brand strength to grow our brick-and-mortar retail footprint beyond traditional malls through a range of store sizes, formats and locations including tourist destinations. We are also growing through our websites, which focus on gift-giving, collectible merchandise, and licensed products. In addition to growing our corporately-managed store and e-commerce footprint, we are also growing through third-party-operated and franchised stores, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program and digital marketing and content, has led to omni-channel growth over the past several years. Build-A-Bear's pop-culture and multi-generational appeal have played a key role in growing our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

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

As of February 1, 2025, we had 368 corporate-managed stores globally, 138 locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that then in turn execute our retail experience, and 83 franchised stores operating internationally under the Build-A-Bear Workshop brand. In addition to our stores, we sold product on our company-owned e-commerce sites.

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

Selected financial data attributable to each segment for fiscal 2024, 2023 and 2022 are presented in Note 15 — Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our year-over-year results discussed below are impacted by fiscal 2024 and fiscal 2022 being 52-week periods compared to fiscal 2023 which had an additional week because it was a 53-week period.

Our consolidated net income was $51.8 million in fiscal 2024 compared to net income of $52.8 million in fiscal 2023 and $48.0 million in fiscal 2022. We believe that we have a concept that has broad demographic appeal which, for North American stores open for the entire year averaged net retail sales per store of $1.2 million in fiscal 2024, 2023 and 2022.

We ended fiscal 2024 with no borrowings under our credit agreement and with $27.8 million in cash, cash equivalents and restricted cash after investing $19.3 million in capital projects throughout the year. In fiscal 2024 the company utilized $31.0 million in cash to repurchase 1,021,004 shares.  During the year, the Company repurchased shares under two separate stock repurchase programs.  The company repurchased 758,301 shares utilizing $20.2 million in cash under the Company's $50.0 million stock repurchase program that was authorized by its Board of Directors on August 31, 2022 (the "August 2022 Stock Repurchase Program").  On September 11, 2024, the Company announced that its Board of Directors terminated the August 2022 Stock Repurchase Program and authorized a new share repurchase program of up to $100 million (the “September 2024 Stock Repurchase Program”).  The company repurchased 262,703 shares utilizing $10.8 million in cash under the September 2024 Stock Repurchase Program.  From the end of fiscal 2024 through April 14, 2025, the Company utilized $4.2 million to repurchase 108,503 shares under the stock buyback program, leaving $85.0 million available under the September 2024 Stock Repurchase Program.

On March 13, 2024, we announced that our Board of Directors approved a new quarterly dividend program to evolve its strategic use of capital.  During fiscal 2024, the company declared and paid quarterly dividends totaling $11.0 million.  Additionally, the Board of Directors declared a quarterly cash dividend of $0.22 per share on the issued and outstanding common stock of the company, which was paid on April 10, 2025, to all stockholders of record as of March 27, 2025.

Recent Events and Trends Regarding Tariffs and International Trade

Since we import the vast majority of our products from vendors outside the U.S., we face uncertainty and risks related to tariffs and other trade policies that could negatively impact our Company.  Tariffs and other non-tariff trade practices can adversely affect our business in multiple ways including increased costs of our products. While we have taken steps since 2020 to diversify our supply chain and reduce China sourcing by shifting primarily to Vietnam, we remain subject to substantial potential exposure to tariffs. Specifically, the latest tariffs implemented by the U.S. would have significant impact on our cost structure and product margins. Additionally, the uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade, including whether such tariffs or other measures will be withdrawn, or modified in the future, makes it difficult for us to operate optimally. Depending on the level and longevity of the tariff disruption, we will continue to adjust our pricing while monitoring the impact of inflation and consumer confidence, on both a micro and macro basis.

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

We use net retail sales per square foot as a performance measure for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year for the periods presented:

:

	Fiscal year ended
	February 1,	February 3,	January 28,
Net retail sales per square foot	2025	2024	2023
North America (1)	$492	$495	$479
United Kingdom (2)	£729	£629	£679

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

Stores

Corporately-Managed Locations:

The number of Build-A-Bear Workshop stores in the U.S. and Canada (collectively, North America) and the U.K. and Ireland (collectively, Europe) for the last three fiscal years is summarized as follows:

	Fiscal year ended
	February 1, 2025			February 3, 2024			January 28, 2023
	North			North			North
	America	Europe	Total	America	Europe	Total	America	Europe	Total
Beginning of period	320	39	359	312	38	350	305	41	346
Opened	14	3	17	9	2	11	9	3	12
Converted	-	-	-	(1)	-	(1)	-	-	-
Closed	(6)	(2)	(8)	-	(1)	(1)	(2)	(6)	(8)
End of period	328	40	368	320	39	359	312	38	350

During fiscal 2024, our retail business model continued to evolve to address changing shopping patterns by diversifying our locations, formats and geographies. We are updating our store portfolio with our Discovery format, which represented 52% of our store base as of February 1, 2025. During fiscal 2024, we executed eight planned net new store openings in North America, with seven being opened under the Discovery format. Temporary locations generally have lease terms of two to eighteen months. These specific sites are designed to capitalize on short-term opportunities. In the future, we expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	February 1, 2025	February 3, 2024	January 28, 2023
Beginning of period	92	70	61
Opened	47	22	13
Closed	(1)	-	(4)
End of period	138	92	70

Through our third-party retail model, there were 138 stores in operation at the end of fiscal year 2024 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's, and Girl Scouts of the USA. The third-party retail model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased on a wholesale basis. These locations are heavily-weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Locations:

Our first franchisee location was opened in November 2003. All franchised stores generally have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of February 1, 2025, we had five master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of eight countries.

The number of international, franchised stores opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	February 1, 2025	February 3, 2024	January 28, 2023
Beginning of period	74	68	72
Opened	11	12	12
Closed	(2)	(6)	(16)
End of period	83	74	68

As of February 1, 2025, the distribution of franchised locations among these countries was as follows:

South Africa	22
Australia (1)	21
China (2)	8
Gulf States (3)	20
Chile	12
Total	83

(1)	Australia master franchise agreement includes New Zealand where one store is currently open.
(2)	China master franchise agreement includes Hong Kong where two stores are currently open.
(3)	Gulf States master franchise agreement includes Kuwait, Qatar and the United Arab Emirates which all have stores as well as Bahrain and Oman where no stores are currently open.

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

Results of Operations

Fiscal 2024 Overview

Our performance continues to reflect the success of our strategy which has allowed us to put the building blocks in place to develop a powerful platform to support our initiatives to deliver consistent profitable growth. We believe our elevated omnichannel business model, which includes a highly profitable e-commerce and experiential retail store base, complimented by diversified revenue streams and disciplined expense and balance sheet management, puts us in a solid position for continued future success. We delivered a full year pre-tax profit of $67.1 million, which was the highest in our company’s 27-year history. In response to a variety of external pressures including changes in consumer shopping habits resulting in the rapid rise of the digital economy and shifting mall traffic patterns, we remained focused on accelerating and expanding our key initiatives by investing in and executing plans to improve operations and profitability. We believe that the majority of our positive performance was driven by the disciplined execution of our strategic initiatives, including leveraging our financial management to invest in growth initiatives, to contribute to an increase in total revenue of $10.3 million in fiscal 2024. We ended the year with cash and cash equivalents of $27.8 million with no outstanding borrowings on our credit facility. During fiscal 2024, the Company returned $42.0 million to shareholders through $31.0 million in share repurchases and $11.0 million in dividends.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to immaterial rounding:

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023

Revenues:
Net retail sales	92.8%	93.9%	95.3%
Commercial revenue	6.3	5.2	4.0
International franchising	0.9	0.9	0.7
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	45.0	45.3	47.4
Cost of merchandise sold - commercial (1)	42.8	47.6	46.4
Cost of merchandise sold - international franchising (1)	69.2	62.1	61.4
Total cost of merchandise sold	45.1	45.6	47.5
Consolidated gross profit	54.9	54.4	52.5
Selling, general and administrative	41.5	40.9	39.3
Interest expense (income), net	(0.2)	(0.2)	0.0
Income before income taxes	13.5	13.6	13.2
Income tax expense	3.1	2.8	3.0
Net income	10.4	10.9	10.3

Retail gross margin (2)	55.0%	54.7%	52.6%

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

Fiscal Year Ended February 1, 2025 Compared to Fiscal Year Ended February 3, 2024

Fiscal 2024 had 52 weeks compared to fiscal 2023 which was impacted by an additional week as it was a 53-week period.

Total revenues. Net retail sales were $460.3 million for fiscal 2024, compared to $456.2 million for fiscal 2023, an increase of $4.2 million or 0.9%, compared to the prior year. The components of this increase are as follows:

Fiscal year ended
February 1, 2025
(dollars in millions)
Impact from:
Existing stores	12.2
53rd week	(9.2)
New stores	8.5
E-commerce	(8.1)
Store closures	(2.3)
Gift card discounts	1.4
Foreign currency translation	0.8
Gift card breakage	0.2
Other	0.7
4.2

  The retail revenue increase was primarily the result of an increase in sales from corporately-operated retail locations through growth in the number of transactions, as our traffic outpaced national retail traffic data, and the opening of a net nine new corporately-managed locations in the fiscal year. The increased sales were partially offset by impact of the 53rd week in 2023 and a decrease in web demand for the year.

Commercial revenue was $31.4 million for fiscal 2024 compared to $25.4 million for fiscal 2023, an increase of $6.0 million or 23.5%, primarily due to increased sales volume from our commercial accounts through our third-party retail model.

Revenue from international franchising was $4.7 million for fiscal 2024 compared to $4.5 million for fiscal 2023. This $0.2 million or 3.4% increase was primarily due to having more stores in operation in 2024 compared to the same period in 2023.

Retail gross margin. Retail gross margin was $253.1 million in fiscal 2024 compared to $249.3 million in fiscal 2023, an increase of $3.8 million or 1.5%. As a percentage of net retail sales, retail gross margin increased to 55.0% for fiscal 2024 from 54.7% for fiscal 2023, or 30 basis points as a percentage of net retail sales. The increase in gross margin was the result of lower merchandise and freight costs partially offset by higher occupancy expenses.

Selling, general and administrative. Selling, general and administrative expenses were $206.2 million or 41.5% of consolidated revenue for fiscal 2024 as compared to $199.0 million or 40.9% of consolidated revenue for fiscal 2023. The increase in overall expense was driven by higher store-level wages due to minimum wage increases and higher outside services.  These higher expenses were partially offset by decreased advertising expense.

Interest expense (income), net. For fiscal 2024, we had $0.9 million of interest income compared to $0.9 million of interest income in fiscal 2023.

Provision for income taxes. The provision for income taxes was $15.4 million in fiscal 2024 compared to $13.5 million in fiscal 2023. The 2024 effective rate of 22.9% differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the benefit of the foreign-derived intangible income (FDII) deduction. The 2023 effective rate of 20.4% differed from the statutory rate of 21% primarily due to the reversal of the valuation allowance in the U.K. partially offset by state income tax expense.

Fiscal Year Ended February 3, 2024 Compared to Fiscal Year Ended January 28, 2023

Fiscal 2023 was impacted by an additional week as it was a 53-week period, which is compared to 52 weeks in fiscal 2022.

Total revenues. Net retail sales were $ 456.2 million for fiscal 2023, compared to $ 446.2 million for fiscal 2022 , an increase of $10.0  million or 2.2%,  compared to the prior year. The components of this increase are as follows:

Fiscal year ended
February 3, 2024
(dollars in millions)
Impact from:
New stores	7.3
53rd week	6.9
Store closures	(4.0)
E-commerce	(3.2)
Gift card discounts	1.9
Gift card breakage	1.2
Foreign currency translation	0.7
Existing stores	(0.1)
Other	(0.7)
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

	Fiscal year ended
	February 1, 2025	February 3, 2024	January 28, 2023
Income before income taxes (pre-tax)	67,141	66,329	61,924
Interest expense (income), net	(861)	(929)	19
Depreciation and amortization expense	14,772	13,657	12,482
Earnings before interest, taxes, depreciation, and amortization	$81,052	$79,057	$74,425

EBITDA for fiscal 2024 was $81.1 million, compared to $79.1 million for fiscal 2023  and $74.4  million in fiscal 2022.   The increase of $2.0 million in fiscal 2024 was driven by retail and commercial margins partially offset by higher SG&A expenses.  The increase in fiscal 2023 was driven by lower freight expense, leverage of warehouse costs, and the impact of the 53rd week in fiscal 2023.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening, remodeling or reformatting of stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through cash generated from operations.

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Net cash provided by operating activities	$47,087	$64,310	$47,276
Net cash used in investing activities	(19,317)	(18,295)	(13,634)
Net cash used in financing activities	(44,159)	(43,901)	(25,056)
Effect of exchange rates on cash	(180)	15	767
Increase (decrease) in cash, cash equivalents and restricted cash	$(16,569)	$2,129	$9,353

Operating Activities. Cash flows provided by operating activities were $47.1 million, $64.3 million and $47.3 million in fiscal years 2024, 2023 and 2022, respectively. Cash flows from operating activities decreased in fiscal 2024 as compared to fiscal 2023 primarily driven by increased cash spent on inventory purchases in the second half of fiscal 2024 in anticipation of the uncertainty in cost due to potential tariffs, higher accounts receivable resulting from higher commercial revenue and decreased payables and accrued expenses. Cash flows from operating activities increased in fiscal 2023 as compared to fiscal 2022 primarily driven by a decrease in cash spent on inventory purchases and increased sales volume, resulting in higher net income.

Investing Activities. Cash flows used in investing activities were $19.3 million, $18.3 million and $13.6 million in fiscal years 2024, 2023 and 2022, respectively. The increases in cash used in investing activities when comparing fiscal 2024 to fiscal 2023 and fiscal 2023 to fiscal 2022 were primarily driven by an increased spending on capital expenditures related to information technology projects and new store openings.

Financing Activities. Financing activities used cash of $44.2 million in fiscal 2024, $43.9 million in fiscal 2023 and $25.1 million in fiscal 2022. Cash used in financing activities in fiscal 2024 increased slightly when compared to fiscal 2023 due to increased stock repurchases offset by lower dividends. Cash used in financing activities in fiscal 2023 increased as compared to fiscal 2022, driven primarily by the repurchases of our common stock for $20.5 million throughout fiscal 2023 and dividends paid of $22.1 million.

Capital Resources. As of February 1, 2025, we had a cash balance of $27.8 million, of which 79% was domiciled within the U.S, after investing $19.3 million in capital projects throughout the year.

We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of February 1, 2025, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of February 3, 2024, we had a borrowing base of $25.0 million. As of February 1, 2025, we had no outstanding borrowings.

During fiscal 2024, we utilized $31.0 million in cash to repurchase 1,021,004 shares under the both the August 2022 Stock Repurchase Program and September 2024 Stock Repurchase Program.  Since the end of fiscal 2024 through April 14, 2025, the Company utilized $4.2 million to repurchase 108,503 shares under the stock buyback program, leaving $85.0 million available under the September 2024 Stock Repurchase Program.

On March 13, 2024, the Company announced the initiation of a quarterly dividend program and during the first, second, third and fourth quarters of fiscal 2024, the Company declared cash dividends of $0.20 per share, totaling $2.9 million, $2.7 million, $2.7 million and $2.7 million, respectively. Additionally, the Board of Directors declared a quarterly cash dividend of $0.22 per share on the issued and outstanding common stock of the Company, which was paid on April 10, 2025, to all stockholders of record as of March 27, 2025.

As of February 1, 2025, we had restricted cash of $0.4 million compared to $0.4 million as of February 3, 2024 and $0.5 million as of January 28, 2023.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America tend to be shorter term leases to provide flexibility in aligning stores with market trends. During fiscal 2024, lease extensions began to have longer terms as we have secured longer deals with more favorable terms. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease prior to its contracted term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

Our leases in the U.K. and Ireland typically have terms of five or ten years and generally contain a provision whereby every third or fifth year we have the opportunity to exit the lease (the ‘break clause’). The leases typically provide the lessee with the first right for renewal at the end of the lease. We may also be required to make deposits and rent guarantees to secure new leases as we expand. Real estate taxes also change according to government time schedules to reflect current market rental rates for the locations we lease. Rents are invoiced monthly or quarterly and paid in advance.

Capital spending in fiscal 2024 totaled $19.3 million and was primarily used to support our ongoing digital initiatives and new store openings.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. Additional information is provided in the notes to our consolidated financial statements. As of February 1, 2025, we had purchase obligations totaling approximately $98.3 million, of which $27.0 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We have no off-balance sheet arrangements as of February 1, 2025.

Inflation

The impact of inflation on the Company's business operations was seen throughout fiscal 2022 and 2023.  Inflation continued to adversely affect our business in fiscal 2024, mainly through rising store labor costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products and leveraging distribution costs. We expect the inflationary pressures experienced in fiscal 2024 to continue into fiscal 2025, specifically through wage increases and tariffs on inventory purchases.  We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2024 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia/Ukraine conflict, tension between China and Taiwan, and the Israel-Hamas conflict. We cannot provide an estimate or range of impact that such inflation may have on our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates if we elect to maintain higher inventory reserves to mitigate anticipated higher costs.

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

During fiscal 2024, 2023 and 2022, we recorded immaterial impairment charges on long-lived assets. As a measure of sensitivity for fiscal 2024, a hypothetical 10% decrease in the undiscounted future cash flows for the stores would have resulted in immaterial impairments for the year.

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

Revenue Recognition

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards are redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. Subsequent to stores reopening following shutdowns caused by COVID, the Company experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced during the pandemic reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2024 would have resulted in a change in breakage revenue of $1.1 million.

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

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We evaluate the sustained profitability and three years of cumulative income in each jurisdiction and consider the Company’s ability to carry back its tax losses or credits for refunds, the availability of tax planning strategies, reversals of existing taxable temporary differences and projections of future taxable income.  As we had incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, we evaluated the realizability of our UK deferred tax assets and, accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets.  In the fourth quarter of fiscal 2023, the Company recorded a benefit of $5.1 million for the reversal of the valuation allowance on deferred tax assets expected to be realized in the U.K.  The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income in the U.K. for the three-year period ending with fiscal 2023, the implementation of tax planning strategies, and projections of future taxable income.  The Company maintains a valuation allowance in fiscal year 2023 and 2024 in certain other foreign jurisdictions.  Changes in the valuation allowance in fiscal 2024 are primarily related to functional currency fluctuations.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of February 1, 2025, February 3, 2024, and January 28, 2023.

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

We purchase all inventory in U.S. dollars, and our foreign subsidiaries buy their inventory from us in their functional currency, which exposes us to currency risk when their functional currencies fluctuate relative to the U.S. dollar.   Decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi and Vietnamese dong, could increase the cost of products we purchase from our vendors. Moreover, as our international sales are primarily denominated in the Canadian dollar, Euro, and British pound, the pricing of our products in our stores may also be affected by changes in foreign currency rates.  This could require us to make adjustments that would impact our revenue and profit in various markets.

Assets and liabilities of our foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% decrease in current foreign currency exchange rates would not have a material effect on our financial position or results of operations or cash flows.

For a detailed discussion of material risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules are listed under Item 15(a)(1) and filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 1, 2025, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2025. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located below.

 In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of February 1, 2025 is effective.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During fiscal 2024, there were no changes that materially affected the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Build-A-Bear Workshop, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Build-A-Bear Workshop, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations and comprehensive income , stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated April 17, 2025 expressed an unqualified opinion thereon.

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

April 17, 2025

ITEM 9B.	OTHER INFORMATION

Security Trading Plans of Directors and Executive Officers

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended February 1, 2025, as such terms are defined under Item 408(a) or Regulations S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” and “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A in connection with our Annual Meeting of Stockholders scheduled to be held on June 12, 2025, is incorporated by reference in response to this Item 10.

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

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Our insider trading policy prohibits our directors, officers and employees and related persons from trading in securities of the Company while in possession of material, non-public information.  The policy also prohibits trading in securities of another company (such as a customer, supplier, business partners, competitors or others within whom we have contractual relationships or may be negotiating transactions) when an individual is aware of material non-public information about that company. The policy requires that certain designated individuals and roles of the Company only transact in Company securities during an open window period.  Our policy also provides that it is the Company’s policy not to engage in transactions in its securities while aware of material non-public information relating to the Company or our securities. A copy of the Company’s insider trading policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The information appearing in the section titled “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in the Proxy Statement is incorporated by reference in response to this Item 10.

Executive Officers and Key Employees

Sharon Price John, 61, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine Worldwide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Ms. John serves on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company.

David Henderson, 53, joined Build-A-Bear Workshop in September 2024 as Chief Revenue Officer.  Prior to joining the Company, Mr. Henderson served as the Chief Commercial Officer of Melissa & Doug, LLC, a manufacturer of children's toys, from May 2020 to June 2024.  From September 2017 to March 2019, he was President and General Manager-Global of Baby Gear at Newell Brands, a manufacturer, marketer and distributor of consumer and commercial products.  Prior to that, he was at Hasbro, a multinational toy manufacturing and entertainment holding company, for over 19 years, ultimately holding the office of Senior Vice President Consumer Products/Licensing North America

Eric Fencl, 63, joined Build-A-Bear Workshop in July 2008 as Chief Bearrister - General Counsel. Effective October 2015, Mr. Fencl now holds the title of Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, Mr. Fencl was Executive Vice President, General Counsel and Secretary for Outsourcing Solutions Inc., a national accounts receivable management firm from August 1998 to June 2008. From September 1990 to August 1998, Mr. Fencl held legal positions at Monsanto Company, McDonnell Douglas Corporation and Bryan Cave Leighton Paisner LLP (formerly known as Bryan Cave LLP). Mr. Fencl began his career as an auditor with Arthur Young & Company.

J. Christopher Hurt, 59, joined Build-A-Bear Workshop in April 2015 as Chief Operations Officer. Effective June 2020, he now holds the title of Chief Operations and Experience Officer. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to April 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President, North America and Vice President/General Manager—Factory, Canada, Mexico Retail from 2011 to April 2015, and East Zone Vice President and Regional Director from 2002 to 2011. Before joining American Eagle Outfitters, Mr. Hurt held positions of increasing responsibility at companies including Polo Ralph Lauren and The Procter & Gamble Company.

Voin Todorovic, 50, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine Worldwide, Inc., a leading global footwear and apparel company, where since September 2013 Mr. Todorovic served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 Mr. Todorovic was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 Mr. Todorovic was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	-

See Note 12 - "Stock Incentive Plans" to the consolidated financial statements for additional information regarding our equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 17, 2025 expressed an unqualified opinion thereon.

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

Revenue recognition - gift card breakage

Description of the Matter	As described in Note 3, for the Company’s gift cards, revenue is deferred for single transactions until redemption. The unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. For the year ended February 3, 2024, net retail sales included gift card breakage revenue of $6.5 million.

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

St. Louis, Missouri

April 17, 2025

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	February 1,	February 3,
	2025	2024

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$27,758	$44,327
Inventories, net	69,775	63,499
Receivables, net	16,096	8,569
Prepaid expenses and other current assets	12,669	11,377
Total current assets	126,298	127,772

Operating lease right-of-use asset	90,200	73,443
Property and equipment, net	59,761	55,262
Deferred tax assets	7,596	8,682
Other assets, net	6,101	7,166
Total Assets	$289,956	$272,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,538	$16,170
Accrued expenses	16,209	19,954
Operating lease liability short term	26,841	25,961
Gift cards and customer deposits	15,791	18,134
Deferred revenue and other	4,015	3,514
Total current liabilities	79,394	83,733

Operating lease liability long term	70,155	57,609
Other long-term liabilities	1,325	1,321

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at February 1, 2025 and February 3, 2024	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 13,257,131 and 14,172,362 shares, respectively	133	142
Additional paid-in capital	61,987	66,330
Accumulated other comprehensive loss	(12,554)	(12,082)
Retained earnings	89,516	75,272
Total stockholders' equity	139,082	129,662
Total Liabilities and Stockholders' Equity	$289,956	$272,325

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Dollars in thousands, except share and per share data)

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023

Revenues:
Net retail sales	$460,325	$456,163	$446,181
Commercial revenue	31,387	25,413	18,523
International franchising	4,692	4,538	3,233
Total revenues	496,404	486,114	467,937

Costs and expenses:
Cost of merchandise sold - retail	207,200	206,815	211,489
Cost of merchandise sold - commercial	13,439	12,091	8,591
Cost of merchandise sold - international franchising	3,247	2,816	1,985
Total cost of merchandise sold	223,886	221,722	222,065
Consolidated gross profit	272,518	264,392	245,872
Selling, general and administrative expense	206,238	198,992	183,929
Interest expense (income), net	(861)	(929)	19
Income before income taxes	67,141	66,329	61,924
Income tax expense	15,356	13,524	13,939
Net income	$51,785	$52,805	$47,985

Foreign currency translation adjustment	(472)	192	196
Comprehensive income	$51,313	$52,997	$48,181

Income per common share:
Basic	$3.81	$3.68	$3.21
Diluted	$3.80	$3.65	$3.15

Shares used in computing common per share amounts:
Basic	13,578,587	14,342,931	14,940,770
Diluted	13,621,075	14,471,875	15,249,819

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, January 29, 2022	$162	$75,490	$(12,470)	$30,501	$93,683

Stock-based compensation expense	-	1,547	-	-	1,547
Shares issued under employee stock plans	3	2,082	-	-	2,085
Shares withheld in lieu of tax withholdings	(1)	(2,178)	-	-	(2,179)
Share Repurchase	(16)	(7,073)	-	(17,083)	(24,172)
Other	-	-	-	(28)	(28)
Other comprehensive income	-	-	196	-	196
Net income	-	-	-	$47,985	47,985

Balance, January 28, 2023	$148	$69,868	$(12,274)	$61,375	$119,117
Adoption of new ASU - ASC 326	-	-	-	(785)	(785)
Balance, January 28, 2023	$148	$69,868	$(12,274)	$60,590	$118,332

Stock-based compensation expense	-	1,385	-	-	1,385
Shares issued under employee stock plans	5	2,894	-	-	2,899
Shares withheld in lieu of tax withholdings	(2)	(3,638)	-	-	(3,640)
Share Repurchase	(9)	(4,179)	-	(16,312)	(20,500)
Cash Dividend	-	-	-	(22,014)	(22,014)
Other	-	-		203	203
Other comprehensive income	-	-	192	-	192
Net income	-	-	-	52,805	52,805

Balance, February 3, 2024	$142	$66,330	$(12,082)	$75,272	$129,662

Stock-based compensation expense		1,364			1,364
Shares issued under employee stock plans	2	1,094			1,096
Shares withheld in lieu of tax withholdings	(1)	(2,089)			(2,090)
Share Repurchase	(10)	(4,712)		(26,544)	(31,266)
Cash Dividend				(10,957)	(10,957)
Other				(40)	(40)
Other comprehensive income			(472)		(472)
Net income				51,785	51,785

Balance, February 1, 2025	$133	$61,987	$(12,554)	$89,516	$139,082

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023

Cash flows provided by operating activities:
Net income	$51,785	$52,805	$47,985
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,772	13,657	12,482
Share-based and performance-based stock compensation	2,175	2,089	2,559
Deferred taxes	1,060	(1,893)	992
Provision/(adjustments) for doubtful accounts	187	251	(820)
Loss on disposal of property and equipment	290	121	110
Net change in film costs and advances	513	(1,913)	(2,453)
Change in assets and liabilities:
Inventories, net	(6,550)	7,102	357
Receivables, net	(7,742)	5,870	(3,045)
Prepaid expenses and other assets	(750)	6,776	(6,067)
Accounts payable and accrued expenses	(3,480)	(11,083)	(335)
Operating leases	(3,302)	(5,175)	(5,899)
Gift cards and customer deposits	(2,298)	(1,310)	(1,485)
Deferred revenue	427	(2,987)	2,895
Net cash provided by operating activities	47,087	64,310	47,276
Cash flows used in investing activities:
Capital expenditures	(19,317)	(18,295)	(13,634)
Net cash used in investing activities	(19,317)	(18,295)	(13,634)
Cash flows used in financing activities:
Proceeds from exercise of employee equity awards, net of tax	(1,869)	(1,339)	(592)
Purchases of Company's common stock	(31,266)	(20,500)	(24,172)
Cash dividends paid on vested participating securities	(11,024)	(22,062)	(292)
Net cash used in financing activities	(44,159)	(43,901)	(25,056)
Effect of exchange rates on cash	(180)	15	767
Increase (decrease) in cash, cash equivalents and restricted cash	(16,569)	2,129	9,353
Cash, cash equivalents and restricted cash, beginning of period	44,327	42,198	32,845
Cash, cash equivalents and restricted cash, end of period	$27,758	$44,327	$42,198

Reconciliation of cash, cash equivalents and restricted cash (1)
Cash and cash equivalents	$27,368	$43,934	$41,748
Restricted cash from long-term deposits	390	393	450
Total cash, cash equivalents and restricted cash	$27,758	$44,327	$42,198

Net cash paid during the period for income taxes	$16,693	$17,364	$10,327

(1) See cash, cash equivalents and restricted cash in Note 2 - "Summary of Significant Accounting Policies" for further discussion.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”) is a multi-channel retailer of plush animals and related products. The Company began operations in October 1997. The Company sells its products through its 368 corporately-managed locations operated primarily in leased mall locations in the U.S., Canada, the Republic of Ireland, and the U.K. along with its e-commerce sites. As of the balance sheet date, operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements. The Company also sold product through its partner-operated "third-party retail" model at 138 stores in which it sells its products on a wholesale basis to other companies that then in turn execute the Company's retail experience.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to January 31. The periods presented in these financial statements are fiscal 2024 (52 weeks ended February 1, 2025), fiscal 2023 (53 weeks ended February 3, 2024) and fiscal 2022 (52 weeks ended January 28, 2023). References to years in these financial statements relate to fiscal years or year-ends rather than calendar years.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $3.5 million and $4.1 million as of February 1, 2025 and February 3, 2024, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $1.2 million as of  February 1, 2025 and $1.1 million as of  February 3, 2024.

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

An impairment charge is recognized to the extent the carrying value exceeded the fair value of the asset (asset group). The Company estimates fair values of these long-lived assets based on its discounted future cash flow analysis for the remaining useful life of the asset or its market rent assessment. An individual asset within an asset group is not impaired below its estimated fair value. Asset impairment charges are recorded within the cost of merchandise sold - retail expense within the Consolidated Statement of Operations and Comprehensive Income. The Company's analysis identified indicators of impairment at two retail locations and the Company incurred immaterial impairment charges during fiscal 2024 for long-lived assets in the Company's DTC segment.

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

Costs of entertainment productions are subject to recoverability assessments, whenever events or changes in circumstances indicate that the fair value of the film  may be less than the unamortized cost, which for content predominantly monetized individually, involves comparing the estimated fair values with the unamortized cost. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the entertainment assets. The discounted cash flow analysis includes cash flow estimates of ultimate revenue as well as a discount rate (a Level 3 fair value measurement). The discount rate used in the Company’s discounted cash flow model reflects the time value of money, expectations about variation in the amount or timing of the most likely cash flows, and the price market participants would seek for bearing the uncertainty inherent with the film asset. The amount by which the unamortized costs of entertainment assets exceed their estimated fair values are written off. As of  February 1, 2025 and February 3, 2024, the Company had net capitalized entertainment production costs of $4.2 million and $4.7 million, respectively. The  February 1, 2025 balance for entertainment production costs is comprised of unamortized, released assets and several in-development entertainment projects.

The main purpose of the Company's production assets is to drive consumer engagement with its own intellectual property, similar to a marketing campaign. As such, the amortization of production assets and any related impairment charges are recorded as advertising expenses with the Selling, general, and administrative line within the Consolidated Statement of Operations and Comprehensive Income and includes this expense in the financial information of the Commercial reportable segment presented in Note 15 - Segment Information. In November 2023, the Company released the film Glisten and the Merry Mission and recorded $1.0 million in film cost amortization during fiscal 2023 based on the individual film's production asset carrying value and its current period actual revenue as a percentage of the ultimate revenue estimate. Additionally, as of  February 1, 2025, the Company performed a recoverability assessment of the Glisten and the Merry Mission assets and determined there were indicators of impairment. A discounted cash flow analysis was used to estimate the fair value of the asset and determined the carry value of the production asset was greater than its fair value. As a result, the Company recorded $0.3 million in film asset amortization. The Company recorded a total of $1.1 million in film costs amortization in fiscal 2024 and a total of $2.4 million in fiscal 2023.

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

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $21.0 million, $24.3 million and $19.6 million for fiscal years 2024, 2023 and 2022, respectively.

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

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets, classified as trading securities, and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). As of February 1, 2025, the current portions of the assets and related liabilities of less than $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying Consolidated Balance Sheets, and the non-current portions of the assets and the related liabilities of $0.9 million are presented in other assets, net and other liabilities in the accompanying Consolidated Balance Sheets. As of February 3, 2024, the current portions of the assets and related liabilities of less than $0.1 million are presented in prepaid expenses and other current assets and accrued expenses in the accompanying Consolidated Balance Sheets, and the non-current portions of the assets and the related liabilities of $0.7 million are presented in other assets, net and other liabilities in the accompanying Consolidated Balance Sheets.

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the fair value of financial instruments, including cash, cash equivalents and restricted cash, receivables, short term investments, accounts payable and accrued expenses, approximates book value at  February 1, 2025 and February 3, 2024.

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

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded a loss of $0.2 million, $0.1 million and $0.6 million related to foreign currency in fiscal 2024, 2023 and 2022, respectively.

Recent Accounting Pronouncements – Adopted in the current year

At the end of fiscal 2024, the Company adopted ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.

Recent Accounting Pronouncements – Pending adoption

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The amendment requires a public business entity (PBE) to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

(3)	Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 15 — "Segment Information" for additional information). The Company's direct-to-consumer reporting segment represents nearly 93% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

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

Subsequent to stores reopening following shutdowns caused by COVID, the Company has experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced during the pandemic reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. For the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, net retail sales included gift card breakage revenue of $6.5 million, $6.3 million and $5.1 million, respectively. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certifications daily for those loyalty program members who have earned 100 or more points in the previous day in North America and 50 points or more in the U.K. with certifications historically expiring in four months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

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

Allowance for Expected Credit Losses

	2024	2023	2022
Balance, beginning of period	$6,935	$5,872	$7,056
Adjustment for expected credit losses	165	1,912	2,105
Uncollectible accounts written off, net of recoveries (1)	(325)	(849)	(3,289)
Balance, end of period	$6,775	$6,935	$5,872

(1) Other receivables allowance for doubtful accounts represent uncollectible accounts written off, recoveries and the impact of currency translation

(4)	Leases

The table below presents information related to the lease costs for operating leases for the periods presented (in thousands).

	For the Year Ended
	February 1, 2025	February 3, 2024	January 28, 2024

Operating lease costs	$39,792	$36,849	$34,738
Variable lease costs (1)	11,063	10,782	10,081
Short term lease costs	101	110	47
Total Operating Lease costs	$50,956	$47,741	$44,866

(1) Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the periods presented (in thousands).

	For the Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating cash flows for operating leases	$41,547	$39,598	$37,285

Operating cash flows for operating leases for fiscal 2024 increased from the operating cash flows for operating leases for the same periods in fiscal 2023 and fiscal 2022, primarily due to increased corporately-managed store count and overall increases in market rent.

As of February 1, 2025, the weighted-average remaining operating lease term was 6.0 years and the weighted-average discount rate was 7.2% for operating leases recognized on the consolidated balance sheet.

The Company recorded immaterial impairment charges during fiscal 2024, fiscal 2023 and fiscal 2022 against its right-of-use operating lease assets in the Company's DTC segment.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2025	36,876
2026	21,904
2027	13,097
2028	8,481
2029	6,871
Thereafter	32,163
Total minimum lease payments	119,392
Less: amount of lease payments representing interest	(22,396)
Present value of future minimum lease payments	96,996
Less: current obligations under leases	(26,841)
Long-term lease obligations	$70,155

As of February 1, 2025, the Company had additional executed leases that had not yet commenced with operating lease liabilities totaling $29.3 million. These leases are expected to commence in the first quarter of fiscal 2025 with lease terms of five to twenty years.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	February 1,	February 3,
	2025	2024
Prepaid occupancy (1)	$2,213	$2,442
Prepaid taxes (2)	1,512	199
Prepaid insurance	1,248	1,250
Prepaid royalties	736	319
Prepaid gift card fees	493	699
Other (3)	6,467	$6,468
Total	$12,669	$11,377

(1) Prepaid occupancy consists of prepaid expenses related to non-lease components.

(2) Prepaid taxes consist primarily of prepaid federal and state income tax.

(3) Other consists primarily of prepaid expenses related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	February 1,	February 3,
	2025	2024
Entertainment production asset	$4,222	$4,734
Deferred compensation	1,684	2,121
Other (1)	195	311
Total	$6,101	$7,166

(1) Other consists primarily of deferred financing costs related to the Company's credit facility.

(6)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	February 1,	February 3,
	2025	2024
Land	$2,261	$2,261
Furniture and fixtures	26,418	26,129
Machinery and equipment	17,494	16,296
Leasehold improvements	104,809	101,126
Building	14,969	14,970
Computer hardware	28,709	25,920
Computer software	33,796	31,132
Construction in progress	10,363	7,821
	238,819	225,655
Less accumulated depreciation	179,058	170,393
Total, net	$59,761	$55,262

For fiscal 2024 and 2023, depreciation expense was $14.8 million and $13.7 million, respectively.

The Company recorded immaterial impairment charges during fiscal 2024 and 2023 for long-lived assets in the Company's DTC segment.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 1,	February 3,
	2025	2024
Accrued wages, bonuses and related expenses	$13,268	$14,549
Sales tax payable	1,359	2,447
Accrued rent and related expenses (1)	1,002	1,356
Current income taxes payable	580	1,602
Total	$16,209	$19,954

(1) Accrued rent and related expenses consist of accrued costs associated with non-lease components.

For fiscal 2024 and 2023, defined contribution expense was $1.4 million and $1.5 million, respectively, included within Accrued wages, bonuses and related expenses.

(8)	Income Taxes

The Company’s income before income taxes from domestic and foreign operations (which include the U.K., Canada, China, and Ireland), is as follows (in thousands):

	Fiscal year ended
	February 1,	February 3,
	2025	2024
Domestic	$63,872	$61,110
Foreign	3,269	5,219
Total income before income taxes	$67,141	$66,329

The components of the income tax expense are as follows (in thousands):

	Fiscal year ended
	February 1,	February 3,
	2025	2024

Current:
U.S. Federal	$11,345	$12,080
U.S. State	2,834	3,205
Foreign	54	145
Deferred:
U.S. Federal	683	(537)
U.S. State	161	(212)
Foreign	279	(1,157)
Income tax expense	$15,356	$13,524

The provision for income taxes was $15.4 million in fiscal 2024 compared to $13.5 million in fiscal 2023. The 2024 effective rate of 22.9% differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax benefit of the foreign-derived intangible income (FDII) deduction. The 2023 effective rate of 20.4% differed from the statutory rate of 21% primarily due to the reversal of the valuation allowance in the U.K. partially offset by state income tax expense.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets based on all available positive and negative evidence. Changes in the valuation allowance in fiscal 2024 are primarily related to functional currency fluctuations.

Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	February 1,	February 3,
	2025	2024

Income before income taxes	$67,141	$66,329
U.S. federal statutory income tax rate	21%	21%
Income tax expense at statutory federal rate	14,100	13,929
State and local income taxes, net of federal tax benefit	2,433	2,354
Foreign-derived intangible income benefit	(891)	(534)
Non deductible executive compensation	572	1,038
Effect of lower foreign taxes	130	639
Adjustment for unrecognized tax positions	18	3
Valuation allowance	(1)	(5,075)
Other items, net	(1,005)	1,170
Income tax expense (benefit)	$15,356	$13,524
Effective tax rate	22.9%	20.4%

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	February 1,	February 3,
	2025	2024

Deferred tax assets:
Operating lease liability	$23,866	$21,091
Deferred revenue	2,973	3,173
Intangible assets	2,747	2,954
Accrued compensation	1,624	2,249
Deferred compensation	1,034	822
Depreciation	918	1,063
Receivables write-offs	849	806
Net operating loss carryforwards	806	849
Inventories	674	871
Accrued expenses	329	334
Carryforward of tax credits	222	222
Other	68	163
Total gross deferred tax assets	36,110	34,597
Less: Valuation allowance	(1,533)	(1,546)
Total deferred tax assets, net of valuation allowance	34,577	33,051

Deferred tax liabilities:
Operating lease right-of-use assets	(21,557)	(17,999)
Depreciation	(3,096)	(4,222)
Deferred expense	(1,436)	(1,451)
Inventories	(890)	(682)
Other	(2)	(15)
Total deferred tax liabilities	(26,981)	(24,369)
Net deferred tax assets	$7,596	$8,682

As of February 1, 2025, the Company had gross net operating loss (NOL) carryforwards of approximately $3.2 million, $1.8 million of which relate to the U.K. where NOLs have no expiration date, and $1.4 million of which relate to China where NOLs are carried forward for five years subsequent to the year in which the loss was incurred.

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

As of February 1, 2025, the Company had no unrecognized tax benefits. As of February 3, 2024, the Company had total unrecognized tax benefits of $0.1 million, of which $0.1 million would favorably impact the Company’s provision for income taxes if recognized. In the fourth quarter of fiscal year 2024, the Company recorded additional unrecognized tax benefits of $0.1 million and settled all unrecognized tax benefits of $0.1 million. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included within other liabilities in the consolidated balance sheets was $0.0 million and less than $0.1 million for the years ended February 1, 2025, and February 3, 2024, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the consolidated statement of operations. For the years ended February 1, 2025, and February 3, 2024, the Company recognized an (expense) benefit of less than ($0.1) million and ($0.1) million, respectively, for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	February 1,	February 3,
	2025	2024

Balance at beginning of year	66	66
Increases for prior year tax positions	8	-
Settlements	(74)	-
Balance at end of year	-	66

Management does not expect the amount of unrecognized tax benefits to change by a material amount in the next twelve months.

The following tax years remain open in the Company’s major taxing jurisdictions as of February 1, 2025:

United States (Federal)	2021 through 2024
United Kingdom	2020 through 2024

(9)	Line of Credit

The Company has a revolving credit and security agreement with PNC Bank, as agent, which expires on December 17, 2026, and provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of February 1, 2025, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement.

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

The Company is currently in compliance with the Credit Agreement covenants. As of February 1, 2025, the Company had a borrowing base of $25.0 million. The Company had no outstanding borrowings as of February 1, 2025.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in November 2019 and Upper Tribunal in March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of  February 1, 2025, the Company had a gross receivable balance of $4.7 million and a reserve of $3.3 million, leaving a net receivable of $1.4 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

(11)	Net Income Per Share

The Company computes both basic and diluted income per common share. The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
NUMERATOR:
Net Income	$51,785	$52,805	$47,985

DENOMINATOR:
Weighted average number of common shares outstanding - basic	13,578,587	14,342,931	14,940,770
Dilutive effect of share-based awards:	42,488	128,944	309,049
Weighted average number of common shares outstanding - dilutive	13,621,075	14,471,875	15,249,819
Basic income per common share	$3.81	$3.68	$3.21
Diluted income per common share	$3.80	$3.65	$3.15

In calculating diluted earnings per share for fiscal 2024, 2023 and 2022, there were 21,828, 23,324, and 46,543 shares of common stock, respectively, that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

(12)	Stock Incentive Plans

In 2017, the Company adopted the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the "2017 Plan").

On  April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). On  June 11, 2020, at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the 2020 Incentive Plan. On  April 11, 2023, the Board adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the “Restated 2020 Incentive Plan”). On  June 8, 2023, at the Company’s 2023 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan, which is administered by the Compensation and Development Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan will terminate on  April 11, 2033, unless earlier terminated by the Board. The total number of shares of the Company’s common stock authorized for issuance under the Restated 2020 Incentive Plan increased by 800,000 to a maximum  of 1,800,000 since its inception as the 2020 Incentive Plan, subject to customary capitalization adjustments, substitutions of acquired company awards and certain additions of acquired company plan shares, plus shares that are subject to outstanding awards made under the 2017 Plan that on or after  April 14, 2020  may be forfeited, expire or be settled for cash.

For the years ended  February 1, 2025,   February 3, 2024 and January 28, 2023, Selling, general and administrative expense included stock-based compensation expense of $2.2 million, $2.1 million and $2.6 million, respectively. As of February 1, 2025, there was $2.7 million of total unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of 1.6 years. Future total shares available for options, non-vested stock and restricted stock grants were 857,838, 1,010,666 and 186,624 at the end of 2024, 2023 and 2022, respectively.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding, January 28, 2023	177,519	14.20
Granted	-	-
Exercised	(165,144)	13.93
Expired	-	-
Canceled or expired	-	-
Outstanding, February 3, 2024	12,375	$17.84	1.5	$0.1

Granted
Exercised	(12,375)	17.84
Expired
Canceled or expired
Outstanding, February 1, 2025	-	$-	-	$-

Options Exercisable as of:
February 1, 2025	-	$-	-	$-

There were no stock options granted during fiscal 2024, 2023 or 2022. The expense recorded related to options granted was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options.

The total grant date fair value of options exercised in fiscal 2024 was $0.1 million and the total intrinsic value was $0.1 million. The total grant date fair value of options exercised in fiscal 2023 was $1.2 million and the total intrinsic value was $1.2 million. The Company generally issues new shares to satisfy option exercises.

(b)	Restricted Stock

The Company granted restricted stock awards that typically vest over a one to three-year period. Recipients of time-based restricted stock awards have the right to vote and receive dividends as to all unvested shares, however, the receipt of such dividends is contingent on such time-based awards vesting. Recipients of performance-based restricted stock awards have the right to vote and receive dividends upon satisfaction of the performance criteria and certain of these awards’ dividend rights are also subject to time-based vesting. The following table is a summary of the balance and activity for the Plans related to unvested time-based and performance-based restricted stock granted as compensation to employees and directors for the periods presented:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 28, 2023	287,983	$8.78	295,048	$8.13
Granted	65,759	23.52	65,254	24.75
Vested	(208,621)	7.20	(215,130)	2.78
Adjusted for performance achievement	-	-	57,756	2.78
Canceled or expired	(22,512)	16.10	(17,846)	20.31
Outstanding, February 3, 2024	122,609	18.02	185,082	$17.37

Granted	59,823	27.18	64,619	27.61
Vested	(81,561)	15.87	(106,190)	8.24
Adjusted for performance achievement			53,095	8.24
Canceled or expired	(3,333)	24.75	(3,333)	24.75
Outstanding, February 1, 2025	97,538	$25.21	193,273	$23.17

In fiscal 2024, the Committee awarded three-year performance-based restricted stock, established specific profitability and revenue objectives for fiscal 2024, 2025, and 2026, and assigned a weighting to each objective. Profitability is measured by the Company’s achievement of established cumulative consolidated EBITDA. Revenue will be measured by the Company's achievement of cumulative total revenue. The target number of shares awarded was 64,619 with a weighted average grant date fair value of $27.61 per share. If profitability and revenue exceed the threshold objectives, the performance-based restricted stock award has a payout opportunity ranging from 25% to 200% of the target number of shares.

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

As of  February 1, 2025, the Company had recorded aggregate expense for the fiscal 2022, 2023, and 2024 three-year performance-based restricted stock awards of $0.8 million.

The vesting date fair value of shares that vested in fiscal 2024, 2023 and 2022 was $2.2 million, $2.1 million and $2.0 million, respectively.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2024 and fiscal 2023:

Common
Stock

Shares as of January 28, 2023	14,802,338
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	266,627
Share repurchase	(896,603)
Shares as of February 3, 2024	14,172,362
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	105,773
Share repurchase	(1,021,004)
Shares as of February 1, 2025	13,257,131

(14)	Major Vendors

Five vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 69% of inventory purchases in 2024 and 73% in 2023.

(15)	Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, the Republic of Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of wholesale activities, licensing the Company’s intellectual properties for third party use, and entertainment activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in select countries in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. The CODM uses contribution margin to allocate resources across the reportable segments as part of the Company's long-range and annual planning processes, and to evaluate planned versus actual results when assessing segment operating performance.  Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Fifty-two weeks ended February 1, 2025
Total Revenue	$460,325	$31,387	$4,692	$496,404
Cost of Goods Sold	207,200	13,439	3,247	223,886
Gross Profit	253,125	17,948	1,445	272,518
Selling, General & Administrative	134,076	1,166	-	135,242
Contribution Margin	119,049	16,782	1,445	137,276
Overhead Expenses(1)				70,996
Interest Expense (Income)				(861)
Income before income taxes				$67,141

Fifty-three weeks ended February 3, 2024
Total Revenue	$456,163	$25,413	$4,538	$486,114
Cost of Goods Sold	206,815	12,091	2,816	221,722
Gross Margin	249,348	13,322	1,722	264,392
Selling, General & Administrative	127,722	4,102	-	131,824
Contribution Margin	121,626	9,220	1,722	132,568
Overhead Expenses(1)				67,168
Interest Expense (Income)				(929)
Income before income taxes				$66,329

Fifty-two weeks ended January 28, 2023
Total Revenue	$446,181	$18,523	$3,233	$467,937
Cost of Goods Sold	211,489	8,591	1,985	222,065
Gross Profit	234,692	9,932	1,248	245,872
Selling, General & Administrative	118,550	44	-	118,594
Contribution Margin	116,142	9,888	1,248	127,278
Overhead Expenses(1)				65,335
Interest Expense (Income)				19
Income before income taxes				$61,924

(1)	Overhead expenses contain selling, general and administrative expenses not attributable to a segment.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

		Direct-to-		International
		Consumer	Commercial	Franchising	Corporate	Total

Fifty-two weeks ended February 1, 2025
	Total Assets	$170,132	$11,712	$2,571	$105,541	$289,956
	Depreciation and amortization	10,551	204	-	4,017	14,772
	Capital Expenditures	11,414	-	-	7,903	19,317
Fifty-three weeks ended February 3, 2024
	Total Assets	$195,373	$8,801	$1,225	$66,926	$272,325
	Depreciation and amortization	9,517	393	-	3,747	13,657
	Capital Expenditures	6,733	-	-	11,562	18,295
Fifty-two weeks ended January 28, 2023
	Total Assets	$84,233	$7,466	$1,107	$187,988	$280,794
	Depreciation and amortization	8,501	510	-	3,471	12,482
	Capital Expenditures	3,922	-	-	9,712	13,634

The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. Revenues are recognized in the geographic areas based on the location of the customer or franchisee. The following schedule is a summary of the Company’s sales to external customers (in thousands):

	North
	America (1)	Europe (2)	Other (3)	Total

Fifty-two weeks ended February 1, 2025
Net sales to external customers	$425,139	$65,233	$6,032	$496,404
Fifty-three weeks ended February 3, 2024
Net sales to external customers	$426,244	$56,141	$3,729	$486,114
Fifty-two weeks ended January 28, 2023
Net sales to external customers	$408,881	$55,854	$3,202	$467,937

For purposes of this table only:

(1)	North America includes corporately-managed stores in the United States and Canada.
(2)	Europe includes corporately-managed stores in the U.K. and Ireland.
(3)	Other includes franchise businesses outside of North America and Europe.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Deductions to cost and expenses	Other (1)	Ending Balance
Deferred Tax Asset Valuation Allowance
2025	$1,546	(1)	(12)	$1,533
2024	8,000	(5,500)	(954)	1,546
2023	9,795	(478)	(1,317)	8,000

(1) Other deferred tax asset valuation allowance changes represent reserves utilized and the impact of currency translation.

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2004)

3.2	Amended and Restated Bylaws, as amended through January 4, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on January 4, 2018)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-K, filed on April 14, 2021)

10.1*	Third Amended and Restated Build-A-Bear Workshop, Inc. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on May 12, 2014)

10.1.1*

Form of the Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 20, 2015)

10.1.2*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 on our Current Report on Form 8-K, filed on March 11, 2016)

10.1.3*

Form of Restricted Stock and Non-Qualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 17, 2017)

10.1.4*	Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on May 12, 2017)

10.1.5*

Form of Restricted Stock and Non-Qualified Stock Option Award Agreement under Registrant's 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 on our Current Report on Form 8-K, filed on March 21, 2018)

10.1.6*	Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed on June 12, 2020)

10.1.7*	Form of Restricted Stock Agreement under the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on April 16, 2021)

10.1.8*	Description of Build-A-Bear Work, Inc. Cash Bonus Program for C-Level Employees (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on April 14, 2023)

10.1.9*	Build-A-Bear Workshop, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 9, 2023)

10.1.10*	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on June 9, 2023)

10.1.11*	Description of Build-A-Bear Workshop, Inc. Cash Bonus Program for Executive Officers (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on April 19, 2024)

10.1.12*	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on April 19, 2024)

10.2 *	Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K, for the year ended December 30, 2006)

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

10.6.2*	Separation Agreement and General Release by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc. dated February 4, 2024 (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K filed on February 5, 2024)

10.6.3*	Consulting Agreement by and between Jennifer Kretchmar and Build-A-Bear Workshop, Inc., dated February 4, 2024 (incorporate by reference from Exhibit 10.2 on our Current Report on Form 8-K filed on February 5, 2024)

10.7*	Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 on our Current Report on Form 8-K, filed on March 11, 2016)

10.8*	Employment, Confidentiality and Noncompete Agreement, effective as of September 16, 2024 by and between David Henderson and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on September 12, 2024)

10.9*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.10	Revolving Credit and Security Agreement dated as of August 25, 2020 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 31, 2020).

10.10.1	First Amendment to Revolving Credit and Security Agreement dated as of December 17, 2021 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on December 22, 2021)

10.10.2	Second Amendment to Revolving Credit and Security Agreement dated as of November 21, 2022 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 23, 2022)

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

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 10 of the Registrant’s audited consolidated financial statements included herein)

19.1	Build-A-Bear Workshop Insider Trading Policy

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

97.1	Clawback Policy (incorporated by reference from Exhibit 97.1 to our Annual Report on Form 10-K for the year ended February 3, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 17, 2025	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended February 1, 2025 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	April 17, 2025
Craig Leavitt

/s/ George Carrara	Director	April 17, 2025
George Carrara

/s/ Robert L. Dixon, Jr.	Director	April 17, 2025
Robert L. Dixon, Jr.

/s/ Narayan Iyengar	Director	April 17, 2025
Narayan Iyengar

/s/Richard A. Johnson	Director	April 17, 2025
Richard A. Johnson

/s/ Lesli Rotenberg	Director	April 17, 2025
Lesli Rotenberg

/s/ Sharon John	Director and President and Chief Executive Officer	April 17, 2025
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	April 17, 2025
Voin Todorovic	(Principal Financial and Accounting Officer)