Form 10-Q
period 2025-05-03
BUILD-A-BEAR WORKSHOP INC
filed 2025-06-12
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2025

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

As of June 9, 2025, there were 13,208,592 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	May 3,	February 1,	May 4,
	2025	2025	2024
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,342	$27,758	$38,233
Inventories, net	72,299	69,775	64,024
Receivables, net	13,800	16,096	9,547
Prepaid expenses and other current assets	12,156	12,669	12,046
Total current assets	142,597	126,298	123,850

Operating lease right-of-use asset	92,699	90,200	72,783
Property and equipment, net	59,260	59,761	53,897
Deferred tax assets	7,667	7,596	8,672
Other assets, net	6,080	6,101	6,074
Total Assets	$308,303	$289,956	$265,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,890	$16,538	$14,793
Accrued expenses	24,273	16,209	19,552
Operating lease liability short term	26,507	26,841	24,276
Gift cards and customer deposits	14,851	15,791	16,620
Deferred revenue and other	3,830	4,015	3,432
Total current liabilities	85,351	79,394	78,673

Operating lease liability long term	72,957	70,155	56,906
Other long-term liabilities	1,313	1,325	1,356

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at May 3, 2025, February 1, 2025 and May 4, 2024	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 13,174,014, 13,257,131, and 13,914,176 shares, respectively	132	133	139
Additional paid-in capital	61,602	61,987	64,065
Accumulated other comprehensive loss	(11,295)	(12,554)	(12,153)
Retained earnings	98,243	89,516	76,290
Total stockholders' equity	148,682	139,082	128,341
Total Liabilities and Stockholders' Equity	$308,303	$289,956	$265,276

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
Revenues:
Net retail sales	$119,589	$107,868
Commercial revenue	7,623	5,985
International franchising	1,183	877
Total revenues	128,395	114,730

Costs and expenses:
Cost of merchandise sold - retail	51,571	49,415
Cost of merchandise sold - commercial	3,014	2,533
Cost of merchandise sold - international franchising	824	617
Total cost of merchandise sold	55,409	52,565
Consolidated gross profit	72,986	62,165
Selling, general and administrative expense	53,555	47,562
Interest income, net	(200)	(426)
Income before income taxes	19,631	15,029
Income tax expense	4,312	3,570
Net income	$15,319	$11,459

Foreign currency translation adjustment	1,259	(71)
Comprehensive income	$16,578	$11,388

Income per common share:
Basic	$1.17	$0.82
Diluted	$1.17	$0.82

Shares used in computing common per share amounts:
Basic	13,080,301	13,925,957
Diluted	13,144,243	14,006,400

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024

Cash flows provided by operating activities:
Net income	$15,319	$11,459
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,700	3,658
Share-based and performance-based stock compensation	1,546	412
Provision/adjustments for doubtful accounts	(111)	(78)
(Gain)/Loss on disposal of property and equipment	(10)	139
Deferred taxes	-	-
Change in assets and liabilities:
Inventories, net	(1,766)	(593)
Receivables, net	2,730	(901)
Prepaid expenses and other assets	638	407
Accounts payable and accrued expenses	7,057	(810)
Operating leases	(121)	(1,716)
Gift cards and customer deposits	(1,004)	(1,502)
Deferred revenue	(175)	(110)
Net cash provided by operating activities	27,803	10,365
Cash flows used in investing activities:
Purchases of property and equipment	(2,907)	(2,430)
Net cash used in investing activities	(2,907)	(2,430)
Cash flows used in financing activities:
Purchases of common stock for employee equity awards, net of tax	(1,266)	(1,869)
Cash dividends paid	(2,934)	(2,911)
Purchases of Company’s common stock	(4,208)	(9,198)
Net cash used in financing activities	(8,408)	(13,978)
Effect of exchange rates on cash	96	(51)
Increase/(Decrease) in cash, cash equivalents, and restricted cash	16,584	(6,094)
Cash, cash equivalents and restricted cash, beginning of period	27,758	44,327
Cash, cash equivalents and restricted cash, end of period	$44,342	$38,233

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$43,941	$37,841
Restricted cash from long-term deposits	$401	$392
Total cash, cash equivalents and restricted cash	$44,342	$38,233

Net cash paid during the period for income taxes	$636	$210

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of February 1, 2025, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 1, 2025, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2025.

Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings attributable to Build-A-Bear Workshop, Inc.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Form 10-K for the year ended February 1, 2025.

2. Revenue

Currently, most of the Company’s revenue is derived from direct-to-consumer ("DTC") retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 93% of consolidated revenue for the first quarter of fiscal 2025. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and e-commerce demand (orders generated online to be fulfilled from either the Company's warehouse or its stores). Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon estimated delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the personalized and interactive nature of its products, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value added, and other taxes paid by its consumers.

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards are redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the consumers’ redemption pattern using an estimated breakage rate based on historical experience. Subsequent to stores reopening following shutdowns caused by the pandemic, the Company experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal year 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced during the pandemic reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or at other times if significant changes in consumer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2024 would have resulted in a change in breakage revenue of $1.1 million.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certificates daily to loyalty program members who have earned 100 or more points in North America and 50 points or more in the U.K. with certificates historically expiring in four months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen weeks ended May 3, 2025 are not material to the financial statements.

The Company reserves for “expected” credit losses on financial instruments and other commitments to extend credit rather than the “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts.  For the thirteen weeks ended May 3, 2025 and May 4, 2024, the Company's accounts receivable are net of $7.0 million and $6.9 million, inclusive of the allowance for credit losses and the reserve for the UK's customs authority "HMRC" matter of $3.6 million and $3.7 million, respectively.  See Note 12 for further discussion of the HMRC matter.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended May 3, 2025 and May 4, 2024 (in thousands).

	Thirteen weeks ended
	May 3, 2025	May 4, 2024

Operating lease costs	$10,443	$9,584
Variable lease costs (1)	2,380	2,191
Short term lease costs	28	26
Total Operating Lease costs	$12,851	$11,801

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended May 3, 2025 and May 4, 2024 (in thousands).

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Operating cash flows for operating leases	$10,216	$9,814

As of May 3, 2025 and May 4, 2024, the weighted-average remaining operating lease term was 6.1 years and 4.8 years, respectively, and the weighted-average discount rate was 7.2% and 6.9%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

The value of our operating lease asset was $92.7 million and $72.8 million as of  May 3, 2025 and May 4, 2024, respectively.  The increase was driven by the Company entering into leases for new stores as well as securing longer-term extensions for existing stores resulting in contracts with more favorable terms.

For the thirteen weeks ended May 3, 2025 and the thirteen weeks ended May 4, 2024 the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2025	$24,228
2026	27,810
2027	17,414
2028	11,464
2029	9,217
Thereafter	35,562
Total minimum lease payments	125,695
Less: amount of lease payments representing interest	(26,231)
Present value of future minimum lease payments	99,464
Less: current obligations under leases	(26,507)
Long-term lease obligations	$72,957

As of May 3, 2025, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $28.4 million. These leases are expected to commence in fiscal 2025 and fiscal 2026 with lease terms of two to twenty years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	May 3,	February 1,	May 4,
	2025	2025	2024
Prepaid occupancy (1)	$4,570	$2,213	$3,807
Prepaid insurance	512	1,248	733
Prepaid gift card fees	411	493	647
Prepaid royalties	285	736	265
Prepaid taxes (2)	181	1,512	127
Other (3)	6,197	6,467	6,468
Total	$12,156	$12,669	$12,046

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	May 3,	February 1,	May 4,
	2025	2025	2024
Entertainment production asset (1)	$4,251	$4,222	$4,736
Deferred compensation	1,665	1,684	1,057
Other (2)	164	195	281
Total	$6,080	$6,101	$6,074

(1)	Entertainment production asset includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	May 3,	February 1,	May 4,
	2025	2025	2024
Accrued wages, bonuses and related expenses	$18,351	$13,268	$12,007
Current income taxes payable	2,921	580	4,891
Sales and value added taxes payable	2,219	1,359	1,617
Accrued rent and related expenses (1)	782	1,002	1,037
Total	$24,273	$16,209	$19,552

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.

6. Stock-based Compensation

On April 14, 2020, the Board of Directors (the “Board”) of Build-A-Bear Workshop, Inc. (the “Company”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”).  On June 11, 2020, the Company’s stockholders approved the 2020 Incentive Plan.   On April 11, 2023, the Board adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the “Restated 2020 Incentive Plan”).  On June 8, 2023, at the Company’s 2023 Annual Meeting of Stockholders, the Company’s stockholders approved the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan, which is administered by the Compensation and Human Capital Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan will terminate on April 11, 2033, unless earlier terminated by the Board. The total number of shares of the Company’s common stock authorized for issuance under the Restated 2020 Incentive Plan increased by 800,000 to a maximum of 1,800,000 since its inception as the 2020 Incentive Plan, subject to customary capitalization adjustments, substitutions of acquired company awards and certain additions of acquired company plan shares, plus shares that are subject to outstanding awards made under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) that on or after April 14, 2020, may be forfeited, expire or be settled for cash.

For the thirteen weeks ended May 3, 2025 and May 4, 2024, selling, general and administrative expense included stock-based compensation expense of $0.5 million and $0.4 million, respectively. As of May 3, 2025, there was $2.1 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.6 years.

As of the end of the thirteen weeks ended May 3, 2025, the Company had no outstanding stock options.

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirteen weeks ended May 3, 2025:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2025 (1)	97,538	$25.21	193,273	$23.17
Granted (1)	1,244	40.28	639	39.58
Vested	(40,392)	23.12	-	-
Adjustment for performance achievement	-	-	(11,572)	18.03
Earned and vested	-	-	(61,222)	18.03
Forfeited (1)	-	-	-	-
Outstanding, May 3, 2025 (1)	58,390	$26.12	121,118	$26.35

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the thirteen weeks ended  May 3, 2025 and May 4, 2024 was $2.0 million and $1.7 million, respectively.

The outstanding performance shares as of May 3, 2025 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2023 - 2025 consolidated pre-tax income growth objectives	36,309
2023 - 2025 consolidated revenue growth objectives	19,551
2024 - 2026 consolidated, cumulative EBITDA objectives	42,418
2024 - 2026 consolidated, cumulative revenue objectives	22,840
Performance shares outstanding, May 3, 2025	121,118

7. Income Taxes

The Company's effective tax rate was 22.0% for the thirteen weeks ended May 3, 2025 compared to 23.8% for the thirteen weeks ended May 4, 2024. In the first quarter of fiscal 2025, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting and the foreign-derived intangible income deduction. In the first quarter of fiscal 2024, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting.  In addition, in the first quarter of fiscal 2025 and 2024, the Company remains in a full valuation allowance in certain foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended May 3, 2025 and May 4, 2024 (in thousands):

	For the thirteen weeks ended May 3, 2025					For the thirteen weeks ended May 4, 2024

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$133	$61,987	$(12,554)	$89,516	$139,082	$142	$66,330	$(12,082)	$75,272	129,662
Shares issued under employee stock plans		1,103			1,103	1	1,094			1,095
Stock-based compensation		284			284		334			334
Shares withheld in lieu of tax withholdings		(1,266)			(1,266)		(2,089)			(2,089)
Share Repurchase	(1)	(506)		(3,701)	(4,208)	(4)	(1,604)		(7,591)	(9,199)
Cash Dividends				(2,891)	(2,891)				(2,810)	(2,810)
Other					-				(40)	(40)
Other comprehensive income (loss)			1,259		1,259			(71)		(71)
Net income				15,319	15,319				11,459	11,459
Balance, ending	$132	$61,602	$(11,295)	$98,243	$148,682	$139	$64,065	$(12,153)	$76,290	$128,341

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

During the thirteen weeks ended May 3, 2025, the Company utilized $4.2 million in cash to repurchase 108,502 shares under its $100 million dollar stock repurchase program that was authorized by the Board of Directors on September 11, 2024.  As of the end of the first quarter, there was $85.0 million available for future repurchases.  For the thirteen weeks ended May 3, 2025, the Company's Board of Directors declared a $0.22 per share cash dividend that was paid on April 10, 2025, to shareholders of record as of  March 27, 2025.  The cash dividend paid totaled $2.9 million.

During the thirteen weeks ended May 4, 2024, the Company utilized $9.2 million in cash to repurchase 343,406 shares under the Company's previous $50.0 million stock repurchase program that was authorized by its Board of Directors on August 31, 2022. The Company's Board of Directors also declared a quarterly cash dividend of $0.20 per share that was paid on April 11, 2024, to all stockholders of record as of March 28, 2024.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
NUMERATOR:
Net income	$15,319	$11,459

DENOMINATOR:
Weighted average number of common shares outstanding - basic	13,080,301	13,925,957
Dilutive effect of share-based awards:	63,942	80,443
Weighted average number of common shares outstanding - dilutive	13,144,243	14,006,400

Basic net income per common share	$1.17	$0.82
Diluted net income per common share	$1.17	$0.82

In calculating the diluted income per share for the thirteen weeks ended May 3, 2025, there were zero shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen weeks ended May 4, 2024, there were 8,199 of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  May 3, 2025 and May 4, 2024 was comprised entirely of foreign currency translation. For the thirteen weeks ended May 3, 2025 and May 4, 2024, the Company had no reclassifications out of accumulated other comprehensive loss.

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, the Republic of Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale sales to our partner-operated stores. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in select countries in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

Following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended May 3, 2025
Total Revenue	$119,589	$7,623	$1,183	$128,395
Cost of Goods Sold	51,571	3,014	824	55,409
Gross Profit	68,018	4,609	359	72,986
Selling, General & Administrative	34,352	96	-	34,448
Contribution Margin	33,666	4,513	359	38,538
Overhead Expenses(1)				19,107
Interest Income				(200)
Income before income taxes				$19,631
Thirteen weeks ended May 4, 2024
Total Revenue	$107,868	$5,985	$877	$114,730
Cost of Goods Sold	49,415	2,533	617	52,565
Gross Profit	58,453	3,452	260	62,165
Selling, General & Administrative	30,771	195	-	30,966
Contribution Margin	27,682	3,257	260	31,199
Overhead Expenses(1)				16,596
Interest Income				(426)
Income before income taxes				$15,029

(1)	Overhead expenses contain selling, general and administrative expenses not attributable to a segment.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Direct-to-		International
	Consumer	Commercial	Franchising	Corporate	Total
Thirteen weeks ended May 3, 2025
Total Assets	$209,280	$11,605	$1,831	$85,587	$308,303
Depreciation and amortization	2,734	39	-	927	3,700
Capital Expenditures	1,354	-	-	1,553	2,907
Thirteen weeks ended May 4, 2024
Total Assets	$185,505	$8,948	$1,377	$69,446	$265,276
Depreciation and amortization	2,623	52	-	983	3,658
Capital Expenditures	1,903	-	-	527	2,430

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended May 3, 2025
Net sales to external customers	$111,273	$15,627	$1,495	$128,395
Thirteen weeks ended May 4, 2024
Net sales to external customers	$99,451	$14,449	$830	$114,730

For purposes of this table only:
(1) North America includes corporately-managed locations in the United States and Canada.
(2) Europe includes corporately-managed locations in the U.K. and the Republic of Ireland and sales to wholesale customers in Europe.
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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of May 3, 2025, the Company had a gross receivable balance of $5.1 million and a reserve of $3.6 million, leaving a net receivable of $1.5 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, as filed with the SEC, and include the following:

●	any uncertainty or decline in general global economic conditions, caused by inflation, rising interest rates, geo-political conflicts, or other external factors, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;
●	the impact of the significant tariffs on countries from which we import is expected to have an impact on our business, mainly our cost of goods and profit margin;
●	consumer interests can change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for our products and services;
●	we depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further volatility in retail consumer traffic could adversely affect our financial performance and profitability;
●	our business may be adversely impacted at any time by various significant competitive threats;
●	global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations;
●	our profitability could be adversely affected by fluctuations in petroleum product prices;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	if we cannot renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;
●	failure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability;
●	we are subject to risks associated with technology and digital operations;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store formats and business models in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores;
●	our merchandise is manufactured by foreign manufacturers, we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations;
●	we may not be able to operate our international corporately-managed locations profitably;
●	if we cannot effectively manage our international partner-operated locations, attract new partners or if the laws relating to our international partners change, our growth and profitability could be adversely affected, and we could be exposed to additional liability;
●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and have been sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	we may suffer negative publicity and damage to our reputation if we do not continue to evolve environmental, social, and governance initiatives in a timely manner;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, cause us to be unable to repurchase shares at all, at the times or in the amounts we desire, cause the results of our share repurchase program may not be as beneficial as we would like, or cause us to discontinue our quarterly dividend program;
●	our relatively low market capitalization can cause the market price of our common stock to become volatile;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

Business Overview

We were formed in 1997 as a mall-based, experiential specialty retailer. Build-A-Bear has evolved to become a beloved multi-generational brand focused on its mission to “add a little more heart to life” where guests of all ages make their own “furry friends” in celebration and commemoration of life moments. Guests create their own stuffed animals by participating in the stuffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys based on the Company’s own intellectual property and in conjunction with a variety of best-in-class licenses.  The hands-on and interactive nature of our more than 600 company-owned, partner-operated and franchise experience locations around the world, combined with Build-A-Bear’s pop-culture appeal, often fosters a lasting and emotional brand connection with consumers, and has enabled the Company to expand beyond its retail stores to include e-commerce sales on www.buildabear.com and non-plush branded consumer categories via out-bound licensing agreements with leading manufacturers, as well as the creation of engaging content via Build-A-Bear Entertainment (a subsidiary of Build-A-Bear Workshop, Inc.). Over the last 28 years, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence by leveraging our brand strength to grow our brick-and-mortar retail footprint beyond traditional malls through a range of store sizes, formats and locations including tourist destinations. We are also growing through our websites, which focus on gift-giving, collectible merchandise, and licensed products. In addition to growing our corporately-managed store and e-commerce footprint, we are also growing through third-party operated and franchised stores, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program and digital marketing and content, has led to omni-channel growth over the past several years. Build-A-Bear's pop-culture appeal has played a key role in growing our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

We primarily operate through a vertical retail channel with corporately-managed, partner-operated, and franchise locations that feature a unique combination of experience and product in which guests can “make their own stuffed animals.” We also operate buildabear.com, which both serves as an information and communications tool to plan a store visit as well as an e-commerce site that focuses on gift-giving, collectible merchandise, and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our retail stores also act as mini distribution centers that provide efficient omnichannel support for our growing digital demand. The primary consumer target for our brick-and-mortar locations is families with children, while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens, and adults. Additionally, we offer products in nonplush consumer categories via outbound licensing agreements with leading manufacturers.

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

As of May 3, 2025, we had 369 corporately-managed stores globally, 148 partner-operated locations operating through our "third-party retail" model in which we sell our products on a wholesale basis to other companies that execute our retail experience, and 87 international franchised stores, all under the Build-A-Bear Workshop brand. We also operate a limited number of seasonal locations.  In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, the U.K., and the Republic of Ireland and two e-commerce sites;
•

Commercial – Transactions with other businesses, mainly comprised of wholesale product sales to third-party retailers and licensing our intellectual property, including entertainment properties, for third-party use; and

•	International franchising – Royalties as well as products and fixtures sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen weeks ended May 3, 2025 and May 4, 2024 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases, we accelerated during the pandemic, are driving improved results, as we delivered growth in total revenues and pretax profit in fiscal 2022, 2023 and 2024. To continue to drive revenue and profit growth, we remain focused on our strategic priorities, which are centered primarily on three key areas:

•	The global expansion of our unique experience locations. During the first thirteen weeks of fiscal 2025, we opened a net 15 Build-A-Bear Workshop retail experience locations, through a combination of corporately-managed, third-party operated, and franchise business models. In fiscal 2025, we expect net new unit growth of at least 50 locations in North America and internationally through our three store business models. We have made a concerted effort to shift to non-traditional locations, including family-centric tourist and hospitality sites, as well as asset-light partner-operated and franchise locations, and now have more than a third of total stores in non-traditional settings. While tourist sites have been and will remain a critical part of our location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion in traditional locations on a more localized level, particularly given the numerous and flexible corporate store models we have developed in the past few years.

•	Accelerate our comprehensive digital transformation. In addition to systems upgrades and e-commerce evolution, we have been enhancing our marketing and loyalty programs as well as creating digital content and entertainment initiatives to increase consumer engagement. Our digital transformation is also designed to elevate our business efficiency, integrate our consumer communications to acquire new guests and increase purchase occasions while expanding our total addressable market beyond our core kid base and to acquire tween, teen and adults with new offerings including gifting, personalization and licensed options. In September 2024, we created a new position of Chief Revenue Officer to further align our operating structure with our digital strategy.

•

Drive profitable growth through investment initiatives while maintaining a commitment to return capital to shareholders. As corporate store operating margins have remained robust from higher levels of revenue combined with disciplined expense management, particularly considering recent inflationary pressures, wage and tariff increases and supply chain challenges, and as we continue to evolve our real estate portfolio with new locations and formats, plus shift to asset-light business models, our cash flows have meaningfully improved. This higher-level of cash flows has been used to increase support for key initiatives to deliver long-term profitable growth, while also returning capital to shareholders through dividends and share repurchases.

Retail Stores:

Corporately-Managed Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America and Europe for the periods presented:

	Thirteen weeks ended
	May 3, 2025			May 4, 2024
	North America	Europe	Total	North America	Europe	Total
Beginning of period	328	40	368	320	39	359
Opened	-	1	1	-	1	1
Closed	-	-	-	(3)	-	(3)
End of period	328	41	369	317	40	357

As of May 3, 2025, 52% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Third-Party Retail Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Beginning of period	138	92
Opened	10	5
Closed	-	-
End of period	148	97

Through our third-party retail model, there were 148 stores in operation at the end of the first quarter of 2025 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The third-party retail model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased from us on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of May 3, 2025, we had five master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering a total of eight countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Beginning of period	83	74
Opened	4	3
Closed	-	-
End of period	87	77

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
Revenues:
Net retail sales	93.1%	94.0%
Commercial revenue	5.9	5.2
International franchising	1.0	0.8
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	43.1	45.8
Cost of merchandise sold - commercial (1)	39.5	42.3
Cost of merchandise sold - international franchising (1)	69.7	70.4
Total cost of merchandise sold	43.2	45.8
Consolidated gross profit	56.8	54.2
Selling, general and administrative	41.7	41.5
Interest income, net	(0.2)	(0.4)
Income before income taxes	15.3	13.1
Income tax expense	3.4	3.1
Net income	11.9	10.0

Retail Gross Margin (2)	56.9%	54.2%

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

Thirteen weeks ended May 3, 2025 compared to thirteen weeks ended May 4, 2024

Total revenues. Consolidated revenues increased $13.7 million or 11.9%, primarily driven by a $11.7 million or 10.9% increase in Net Retail sales and a $1.6 million or 27% increase in Commercial revenue when compared to the first fiscal quarter of 2024.  The increase in net retail sales was driven primarily by growth at existing stores. The increased commercial revenue was due to higher sales to our wholesale customers, including sales to new wholesale customers resulting from the opening of 51 third-party retail stores since the first quarter of 2024.

Net retail sales for the thirteen weeks ended May 3, 2025 were $119.6 million, compared to $107.9 million for the thirteen weeks ended May 4, 2024.  The components of the improved performance are as follows (dollars in thousands):

Thirteen weeks ended
May 3, 2025
Impact from:
Existing stores	$8,729
New stores	3,989
Store closures	(670)
Digital sales	(171)
Foreign currency translation	90
Gift card discounts	(42)
Other	(204)
Total Change	$11,721

The higher retail revenue performance was primarily the result of an increased sales at existing stores and sales at new stores partially offset by the effect of store closures.

Commercial revenue was $7.6 million for the thirteen weeks ended May 3, 2025 compared to $6.0 million for the thirteen weeks ended May 4, 2024. The $1.6 million increase is primarily due to increased sales volume from our wholesale accounts through our partner-operated third-party retail model.

International franchising revenue was $1.2 million for the thirteen weeks ended May 3, 2025 compared to $0.9 million for the thirteen weeks ended May 4, 2024. The change is primarily the result of the timing of product shipments and the opening of 10 franchise stores since the first quarter 2024.

Retail gross margin. Retail gross margin dollars increased $9.5 million to $68.0 million from $58.5 million for the thirteen weeks ended May 4, 2024. The retail gross margin rate increased 270 basis points compared to the prior year driven primarily by improved merchandise margin compared to the first quarter of fiscal 2024.

Selling, general and administrative. SG&A expenses were $53.6 million, or 41.7% of consolidated revenue, for the thirteen weeks ended May 3, 2025, compared to $47.6 million, or 41.5% of consolidated revenue, for the thirteen weeks ended May 4, 2024. The increase was driven by higher wage rates, increased healthcare costs and general inflationary pressures.

Interest income, net. Interest income was $0.2 million for the thirteen weeks ended May 3, 2025 compared to interest income of $0.4 million for the thirteen weeks ended May 4, 2024.

Provision for income taxes. Income tax expense was $4.3 million with a tax rate of 22.0% for the thirteen weeks ended May 3, 2025 as compared to $3.6 million with a tax rate of 23.8% for the thirteen weeks ended May 4, 2024. In the first quarter of fiscal 2025, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting and the foreign-derived intangible income deduction.  In the first quarter of fiscal 2024, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting.  In addition, in the first quarter of fiscal 2025 and 2024, the Company remains in a full valuation allowance in certain foreign jurisdictions.

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

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Income before income taxes (pre-tax)	$19,631	$15,029
Interest income, net	(200)	(426)
Depreciation and amortization expense	3,700	3,658
Earnings before interest, taxes, depreciation, and amortization	$23,131	$18,261

EBITDA for the thirteen weeks ended May 3, 2025 increased $4.9 million, or 26.7% to $23.1 million from $18.3 million for the thirteen weeks ended May 4, 2024.  The increase was driven by gross profit driven by increased retail and commercial margins partially offset by higher SG&A expenses.

Seasonality and Quarterly Results

Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly because of a variety of factors, including, but not limited to: (1) changes in general economic conditions and consumer spending patterns; (2) increases or decreases in our existing store and e-commerce sales; (3) fluctuations in the profitability of our stores; (4) the timing and frequency of the sales of licensed products tied to major theatrical releases (including the cancellation or delay of such releases due to the pandemic or other external factors) and our marketing initiatives, including national media and other public relations events; (5) changes in foreign currency exchange rates; (6) the timing of new store openings, closings, relocations and remodeling and related expenses; (7) changes in consumer preferences; (8) the effectiveness of our inventory management; (9) the actions of our competitors or mall anchors and co-tenants; (10) seasonal shopping patterns and holiday and vacation schedules; (11) disruptions in store operations due to civil unrest; and (12) weather conditions.

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

Because our retail operations include toy products which have sales that historically peak in relation to the holiday season as part of our revenue model, our sales have historically been highest in our fourth quarter. The timing of holidays and school vacations can impact our quarterly results. We cannot provide assurance that this will continue to be the case. In addition, for accounting purposes, the quarters of each fiscal year consist of 13 weeks, although we will have a 14-week quarter approximately once every six years. Our most recent 14-week quarter was the 2023 fiscal fourth quarter.

Liquidity and Capital Resources

As of May 3, 2025, we had a consolidated cash balance of $44.3 million, 79% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. Additionally, during 2025 we have used cash on-hand to invest in short-term, highly liquid investments with original maturities of three months or less resulting in interest income of $0.2 million during the thirteen weeks ended May 3, 2025.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
Net cash provided by operating activities	$27,803	$10,365
Net cash used in investing activities	(2,907)	(2,430)
Net cash used in financing activities	(8,408)	(13,978)
Effect of exchange rates on cash	96	(51)
Increase/(Decrease) in cash, cash equivalents, and restricted cash	$16,584	$(6,094)

Operating Activities. Cash provided by operating activities increased $17.4 million for the thirteen weeks ended May 3, 2025, as compared to the thirteen weeks ended May 4, 2024. This increase in cash from operating activities was primarily the result of a decrease in accounts receivable resulting from lower receivables from commercial accounts and an increase in accounts payable and accrued expenses.  These increases were partially offset by higher cash spent on inventory purchases due to accelerated purchases in anticipation of the uncertainty in cost due to potential tariffs.

Investing Activities. Cash used in investing activities increased $0.5 million for the thirteen weeks ended May 3, 2025, as compared to the thirteen weeks ended May 4, 2024. The increase in cash used in investing activities was primarily driven by increased spending on capital expenditures.

Financing Activities. Cash used in financing activities decreased $5.6 million for the thirteen weeks ended May 3, 2025, as compared to the thirteen weeks ended May 4, 2024. This decrease in cash used in financing activities was driven by a decrease in the amount utilized to repurchase shares during the first quarter when compared to the prior year.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of May 3, 2025, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of May 3, 2025, our borrowing base was $25.0 million and the Company had no outstanding borrowings as of the end of the quarter.

Most of our corporately-managed retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America tend to be shorter term leases to provide flexibility in aligning stores with market trends. Beginning in fiscal 2023, lease extensions began to have longer terms as we have secured longer contracts with more favorable terms. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease prior to its contracted term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending through the thirteen weeks ended May 3, 2025 totaled $2.9 million for information technology projects and new store openings, and we expect to spend approximately $20 to $25 million on capital expenditures in fiscal 2025.

Total inventory at quarter end was $72.3 million, an increase of $8.3 million or 13% from the end of the fiscal 2024 first quarter.  Beginning in the second half of fiscal 2024 and continuing into the first quarter of fiscal 2025, we accelerated the acquisition of our core products in anticipation of the uncertainty in cost due to potential tariffs. We are comfortable with the level and composition of our inventory.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of May 3, 2025, we had purchase obligations totaling approximately $100.7 million, of which $26.7 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $4.2 million in cash to repurchase 108,502 shares during the thirteen weeks ended May 3, 2025, compared to using $9.2 million in cash to repurchase 343,406 shares during the thirteen weeks ended May 4, 2024.

Off-Balance Sheet Arrangements

None.

Inflation

The impact of inflation on the Company's business operations was seen throughout fiscal 2024, predominately through rising store labor costs. However, we continue to take mitigating actions, such as select strategic price increases on highly sought-after products and leveraging distribution costs. We expect the inflationary pressures experienced in fiscal 2024 to continue into fiscal 2025, specifically through wage increases and tariffs on inventory purchases. We continue to monitor the impact of inflation on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the rate of inflation during 2025 or in future years. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results. Inflationary pressures may be exacerbated by higher transportation costs due to war and other geopolitical conflicts, such as the current Russia/Ukraine conflict, tension between China and Taiwan, and the Israel-Hamas conflict. We cannot provide an estimate or range of impact that such inflation may have on our future results of operations. However, if we are unable to recover the impact of these costs through price increases to our guests, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margin rates if we elect to maintain higher inventory reserves to mitigate anticipated higher costs.

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

Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K for the year ended February 1, 2025 as filed with the SEC on April 17, 2025, which includes audited consolidated financial statements for our 2023 and 2022 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year as disclosed in our Annual Report on Form 10-K for the year ended February 1, 2025 as filed with the SEC on April 17, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our Annual Report on Form 10-K for the year ended February 1, 2025 as filed with the SEC on April 17, 2025.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 3, 2025, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended February 1, 2025 as filed with the SEC on April 17, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
February 2, 2025 - March 1, 2025	66,337	$39.22	66,337	$86,593,651
March 2, 2025 - April 5, 2025	42,165	37.97	42,165	84,992,834
April 6, 2025 - May 3, 2025	35,890	35.28	-	84,992,834
Total	144,392	$32.36	108,502	$84,992,834

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter, if any. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions
(3)	On September 11, 2024, we announced that our Board of Directors authorized a share repurchase program of up to $100 million (replacing the previous stock repurchase program which was terminated). This program authorizes the Company to repurchase shares through September 30, 2028, and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

During the Company's fiscal quarter ended May 3, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,”, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: June 12, 2025

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)