Form 10-Q
period 2025-08-02
BUILD-A-BEAR WORKSHOP INC
filed 2025-09-11
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2025

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

As of September 8, 2025, there were 13,126,157 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	August 2,	February 1,	August 3,
	2025	2025	2024
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,108	$27,758	$25,163
Inventories, net	81,758	69,775	66,977
Receivables, net	13,526	16,096	12,075
Prepaid expenses and other current assets	10,026	12,669	13,258
Total current assets	144,418	126,298	117,473

Operating lease right-of-use asset	100,950	90,200	94,158
Property and equipment, net	58,804	59,761	53,303
Deferred tax assets	8,045	7,596	8,694
Other assets, net	6,021	6,101	5,831
Total Assets	$318,238	$289,956	$279,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,659	$16,538	$17,542
Accrued expenses	19,110	16,209	13,343
Operating lease liability short term	26,996	26,841	30,110
Gift cards and customer deposits	14,343	15,791	15,828
Deferred revenue and other	3,964	4,015	3,490
Total current liabilities	81,072	79,394	80,313

Operating lease liability long term	80,365	70,155	71,993
Other long-term liabilities	1,406	1,325	1,362

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at August 2, 2025, February 1, 2025 and August 3, 2024	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 13,159,408, 13,257,131, and 13,590,945 shares, respectively	132	133	136
Additional paid-in capital	61,701	61,987	62,831
Accumulated other comprehensive loss	(11,304)	(12,554)	(11,913)
Retained earnings	104,866	89,516	74,737
Total stockholders' equity	155,395	139,082	125,791
Total Liabilities and Stockholders' Equity	$318,238	$289,956	$279,459

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Revenues:
Net retail sales	$114,635	$103,455	$234,224	$211,323
Commercial revenue	8,629	7,294	16,251	13,278
International franchising	983	1,049	2,167	1,927
Total revenues	124,247	111,798	252,642	226,528

Costs and expenses:
Cost of merchandise sold - retail	48,552	47,607	100,123	97,022
Cost of merchandise sold - commercial	3,419	3,008	6,433	5,541
Cost of merchandise sold - international franchising	765	614	1,588	1,231
Total cost of merchandise sold	52,736	51,229	108,144	103,794
Consolidated gross profit	71,511	60,569	144,498	122,734
Selling, general and administrative expense	56,399	49,212	109,955	96,774
Interest income, net	(206)	(188)	(406)	(614)
Income before income taxes	15,318	11,545	34,949	26,574
Income tax expense	2,951	2,767	7,263	6,337
Net income	$12,367	$8,778	$27,686	$20,237

Foreign currency translation adjustment	(9)	240	1,250	169
Comprehensive income	$12,358	$9,018	$28,936	$20,406

Income per common share:
Basic	$0.94	$0.64	$2.11	$1.47
Diluted	$0.94	$0.64	$2.11	$1.46

Shares used in computing common per share amounts:
Basic	13,111,615	13,665,958	13,095,958	13,795,958
Diluted	13,139,470	13,685,801	13,142,443	13,845,309

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	August 2,	August 3,
	2025	2024

Cash flows provided by operating activities:
Net income	$27,686	$20,237
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,368	7,294
Share-based and performance-based stock compensation	1,172	1,035
Provision/adjustments for doubtful accounts	(27)	(44)
(Gain)/Loss on disposal of property and equipment	(17)	245
Deferred taxes	(383)	-
Change in assets and liabilities:
Inventories, net	(11,240)	(3,364)
Receivables, net	2,928	(3,410)
Prepaid expenses and other assets	2,950	(664)
Accounts payable and accrued expenses	3,657	(4,332)
Operating leases	(481)	(2,198)
Gift cards and customer deposits	(1,513)	(2,304)
Deferred revenue	(83)	(82)
Net cash provided by operating activities	32,017	12,413
Cash flows used in investing activities:
Purchases of property and equipment	(6,328)	(5,700)
Net cash used in investing activities	(6,328)	(5,700)
Cash flows used in financing activities:
Purchases of common stock for employee equity awards, net of tax	(1,266)	(1,869)
Cash dividends paid	(5,836)	(5,651)
Purchases of Company’s common stock	(7,323)	(18,347)
Net cash used in financing activities	(14,425)	(25,867)
Effect of exchange rates on cash	86	(10)
Increase/(Decrease) in cash, cash equivalents, and restricted cash	11,350	(19,164)
Cash, cash equivalents and restricted cash, beginning of period	27,758	44,327
Cash, cash equivalents and restricted cash, end of period	$39,108	$25,163

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$38,707	$24,768
Restricted cash from long-term deposits	$401	$395
Total cash, cash equivalents and restricted cash	$39,108	$25,163

Net cash paid during the period for income taxes	$4,697	$8,230

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of February 1, 2025, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 1, 2025, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2025.

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

2. Revenue

Currently, most of the Company’s revenue is derived from direct-to-consumer ("DTC") retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 92% of consolidated revenue for the second quarter of fiscal 2025. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue through three reportable segments.

1. The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, and e-commerce demand (orders generated online to be fulfilled from either the Company's warehouse or its stores). Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, generally upon estimated delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the personalized and interactive nature of its products, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value added, and other taxes paid by its consumers.

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

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certificates daily to loyalty program members who have earned 100 or more points in North America and 50 points or more in the United Kingdom (the "U.K.") with certificates historically expiring in four months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

2. The Company’s commercial segment includes transactions with other businesses and is mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale sales of merchandise, including supplies and fixtures. The license agreements provide the customer with highly interrelated rights including the Build-A-Bear retail operations proprietary process that are not distinct in the context of the contract and therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized on a straight-line basis over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue on the consolidated balance sheet. Revenue for wholesale sales is recognized when control of the merchandise or fixtures is transferred to the customer, which generally occurs upon delivery to the customer.

3. The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreements are ongoing and include operations and product development support and training, generally concentrated around initial store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue on its consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee, which generally occurs upon delivery.

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen and twenty-six weeks ended August 2, 2025 are not material to the financial statements.

The Company reserves for “expected” credit losses on financial instruments and other commitments to extend credit rather than the “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts.  For the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Company's accounts receivable are net of $6.9 million and $6.5 million, inclusive of the allowance for credit losses and the reserve for the UK's customs authority "HMRC" matter of $3.6 million and $3.1 million, respectively.  See Note 12 for further discussion of the HMRC matter.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024

Operating lease costs	$10,765	$10,021	$21,208	$19,605
Variable lease costs (1)	2,509	2,464	4,889	4,655
Short term lease costs	21	33	49	58
Total Operating Lease costs	$13,295	$12,518	$26,146	$24,318

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating cash flows for operating leases	$10,633	$10,301	$20,848	$20,115

As of August 2, 2025 and August 3, 2024, the weighted-average remaining operating lease term was 6.1 years and 5.6 years, respectively, and the weighted-average discount rate was 7.1% and 7.2%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

The value of our operating lease asset was $101.0 million and $94.2 million as of  August 2, 2025 and August 3, 2024, respectively.  The increase was driven by the Company entering into leases for new stores as well as securing longer-term extensions for existing stores resulting in contracts with more favorable terms.

For the thirteen and twenty-six weeks ended August 2, 2025 and the thirteen and twenty-six weeks ended August 3, 2024 the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2025	$14,814
2026	31,968
2027	21,287
2028	14,954
2029	12,179
Thereafter	41,278
Total minimum lease payments	136,480
Less: amount of lease payments representing interest	(29,119)
Present value of future minimum lease payments	107,361
Less: current obligations under leases	(26,996)
Long-term lease obligations	$80,365

As of August 2, 2025, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $32.8 million. These leases are expected to commence in fiscal 2025 and fiscal 2026 with lease terms of ten to twenty years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	August 2,	February 1,	August 3,
	2025	2025	2024
Prepaid occupancy (1)	$3,757	$2,213	$3,109
Prepaid insurance	451	1,248	693
Prepaid gift card fees	388	493	600
Prepaid royalties	203	736	195
Prepaid taxes (2)	143	1,512	526
Other (3)	5,084	6,467	8,135
Total	$10,026	$12,669	$13,258

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	August 2,	February 1,	August 3,
	2025	2025	2024
Entertainment production asset (1)	$4,336	$4,222	$4,562
Deferred compensation	1,549	1,684	1,017
Other (2)	136	195	252
Total	$6,021	$6,101	$5,831

(1)	Entertainment production asset includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 2,	February 1,	August 3,
	2025	2025	2024
Accrued wages, bonuses and related expenses	$12,122	$13,268	$9,896
Current income taxes payable	2,156	580	35
Sales and value added taxes payable	2,597	1,359	2,372
Accrued rent and related expenses (1)	885	1,002	1,040
Accrued expense - other (2)	1,350	-	-
Total	$19,110	$16,209	$13,343

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - other consists of costs associated with legal accruals.

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

For the thirteen weeks ended August 2, 2025 and August 3, 2024, selling, general and administrative expense included stock-based compensation expense of $0.7 million and $0.6 million, respectively. For the twenty-six weeks ended August 2, 2025 and August 3, 2024, selling, general, and administrative expense included stock-based compensation expense of  $1.2 million and $1.0 million, respectively. As of August 2, 2025, there was $6.4 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.1 years.

As of February 1, 2025, and August 2, 2025, the Company had no outstanding stock options.

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended August 2, 2025:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2025 (1)	97,538	$25.21	193,273	$23.17
Granted (1)	44,530	46.60	49,564	47.64
Vested	(59,387)	24.23	-	-
Adjustment for performance achievement	-	-	(11,572)	18.03
Earned and vested	-	-	(61,222)	18.03
Forfeited (1)	-	-	-	-
Outstanding, August 2, 2025 (1)	82,681	$37.43	170,043	$32.32

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the twenty-six weeks ended  August 2, 2025 and August 3, 2024 was $2.5 million and $2.2 million, respectively.

The outstanding performance shares as of August 2, 2025 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2023 - 2025 consolidated pre-tax income growth objectives	36,309
2023 - 2025 consolidated revenue growth objectives	19,551
2024 - 2026 consolidated, cumulative EBITDA objectives	42,418
2024 - 2026 consolidated, cumulative revenue objectives	22,840
2025 - 2027 consolidated revenue growth objectives	48,925
Performance shares outstanding, August 2, 2025	170,043

7. Income Taxes

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBB") was signed into law. The Company has analyzed the legislation and expects that the OBBBA will have an immaterial impact on our FY25 and FY26 effective tax rate. The Company is continuing to evaluate the impacts as additional information is provided.

The Company's effective tax rate was 19.3% and 20.8% for the thirteen and twenty-six weeks ended August 2, 2025 compared to 24.0% and 23.8% for the thirteen and twenty-six weeks ended August 3, 2024. The fiscal 2025 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting, the foreign-derived intangible income deduction and discrete benefits related to settlement of a prior period tax position. The fiscal 2024 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting.  In addition, in the second quarter of fiscal 2025 and 2024, the Company remains in a full valuation allowance in certain foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended August 2, 2025 and August 3, 2024 (in thousands):

	For the thirteen weeks ended August 2, 2025					For the thirteen weeks ended August 3, 2024

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$132	$61,602	$(11,295)	$98,243	$148,682	$139	$64,065	$(12,153)	$76,290	$128,341
Stock-based compensation		375			375		336			336
Share repurchase		(276)		(2,839)	(3,115)	(3)	(1,570)		(7,576)	(9,149)
Cash dividends				(2,905)	(2,905)				(2,755)	(2,755)
Other comprehensive income (loss)			(9)		(9)			240		240
Net income				12,367	12,367				8,778	8,778
Balance, ending	$132	$61,701	$(11,304)	$104,866	$155,395	$136	$62,831	$(11,913)	$74,737	$125,791

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the twenty-six weeks ended August 2, 2025 and August 3, 2024 (in thousands):

	For the twenty-six weeks ended August 2, 2025					For the twenty-six weeks ended August 3, 2024

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$133	$61,987	$(12,554)	$89,516	$139,082	$142	$66,330	$(12,082)	$75,272	$129,662
Shares issued under employee stock plans		1,103			1,103	2	1,094			1,096
Stock-based compensation		659			659		669			669
Shares withheld in lieu of tax withholdings		(1,266)			(1,266)	(1)	(2,089)			(2,090)
Share repurchase	(1)	(782)		(6,540)	(7,323)	(7)	(3,173)		(15,167)	(18,347)
Cash dividends				(5,796)	(5,796)				(5,565)	(5,565)
Other				-	-				(40)	(40)
Other comprehensive income			1,250		1,250			169		169
Net income				27,686	27,686				20,237	20,237
Balance, ending	$132	$61,701	$(11,304)	$104,866	$155,395	$136	$62,831	$(11,913)	$74,737	$125,791

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

During the thirteen and twenty-six weeks ended August 2, 2025, the Company utilized $3.1 million in cash to repurchase 59,083 shares and utilized $7.3 million in cash to repurchase 167,585 shares, respectively, under its $100 million dollar stock repurchase program that was authorized by the Board of Directors on September 11, 2024 (the "September 2024 Stock Repurchase Program"). Between the end of the second fiscal quarter of 2025 and September 8, 2025, the Company utilized an additional $1.9 million in cash to repurchase 34,949 under the September 2024 Stock Repurchase Program, leaving the aggregate $80.0 million available for future repurchases under that plan.  For the thirteen and twenty-six weeks ended August 2, 2025, the Company's Board of Directors authorized cash dividends to shareholders of $2.9 million and $5.8 million, respectively.

During the thirteen and twenty-six weeks ended August 3, 2024, the Company utilized $9.1 million in cash to repurchase 341,621 shares and utilized $18.2 million in cash to repurchase 685,027 shares, respectively, under its prior $50.0 million program authorized by its Board of Directors on August 31, 2022 (the "August 2022 Stock Repurchase Program"). For the thirteen and twenty-six weeks ended August 3, 2024, the Company's Board of Directors authorized cash dividends to shareholders of $2.7 million and $5.6 million, respectively.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
NUMERATOR:
Net income	$12,367	$8,778	$27,686	$20,237

DENOMINATOR:
Weighted average number of common shares outstanding - basic	13,111,615	13,665,958	13,095,958	13,795,958
Dilutive effect of share-based awards:	27,855	19,842	46,485	49,351
Weighted average number of common shares outstanding - dilutive	13,139,470	13,685,801	13,142,443	13,845,309

Basic net income per common share	$0.94	$0.64	$2.11	$1.47
Diluted net income per common share	$0.94	$0.64	$2.11	$1.46

In calculating the diluted income per share for the thirteen and twenty-six weeks ended August 2, 2025, respectively, there were 28,036 and 14,018 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and twenty-six weeks ended August 3, 2024, respectively, there were 36,689 and 28,989 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  August 2, 2025 and August 3, 2024 was comprised entirely of foreign currency translation. For the thirteen weeks ended August 2, 2025 and August 3, 2024, the Company had no reclassifications out of accumulated other comprehensive loss.

11. Segment Information

The Company’s operations are conducted through three operating segments consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, the Republic of Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of licensing the Company’s intellectual properties for third-party use and wholesale sales to our partner-operated locations. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in select countries in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

The following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended August 2, 2025
Total Revenue	$114,635	$8,629	$983	$124,247
Cost of Goods Sold	48,552	3,419	765	52,736
Gross Profit	66,083	5,210	218	71,511
Selling, General & Administrative	34,183	97	-	34,280
Contribution Margin	31,900	5,113	218	37,231
Overhead Expenses(1)				22,119
Interest Income				(206)
Income before income taxes				$15,318
Thirteen weeks ended August 3, 2024
Total Revenue	$103,455	$7,294	$1,049	$111,798
Cost of Goods Sold	47,607	3,008	614	51,229
Gross Profit	55,848	4,286	435	60,569
Selling, General & Administrative	31,717	257	-	31,974
Contribution Margin	24,131	4,029	435	28,595
Overhead Expenses(1)				17,238
Interest Income				(188)
Income before income taxes				$11,545

Twenty-six weeks ended August 2, 2025
Total Revenue	$234,224	$16,251	$2,167	$252,642
Cost of Goods Sold	100,123	6,433	1,588	108,144
Gross Profit	134,101	9,818	579	144,498
Selling, General & Administrative	68,535	193	-	68,728
Contribution Margin	65,566	9,625	579	75,770
Overhead Expenses(1)				41,227
Interest Income				(406)
Income before income taxes				$34,949
Twenty-six weeks ended August 3, 2024
Total Revenue	$211,323	$13,278	$1,927	$226,528
Cost of Goods Sold	97,022	5,541	1,231	103,794
Gross Profit	114,301	7,737	696	122,734
Selling, General & Administrative	62,489	451	-	62,940
Contribution Margin	51,812	7,286	696	59,794
Overhead Expenses(1)				33,834
Interest Income				(614)
Income before income taxes				$26,574

(1)	Overhead expenses contain selling, general and administrative expenses not attributable to a segment.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Direct-to-		International
	Consumer	Commercial	Franchising	Corporate	Total
Thirteen weeks ended August 2, 2025
Depreciation and amortization	2,691	35	-	942	3,668
Capital Expenditures	2,381	-	-	984	3,365
Thirteen weeks ended August 3, 2024
Depreciation and amortization	2,584	54	-	998	3,636
Capital Expenditures	2,187	-	-	1,083	3,270

Twenty-six weeks ended August 2, 2025
Total Assets	$219,168	$11,466	$1,648	$85,956	$318,238
Depreciation and amortization	5,425	74	-	1,869	7,368
Capital Expenditures	4,021	-	-	2,307	6,328
Twenty-six weeks ended August 3, 2024
Total Assets	$198,235	$10,345	$1,067	$69,812	$279,459
Depreciation and amortization	5,207	106	-	1,981	7,294
Capital Expenditures	4,090	-	-	1,610	5,700

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended August 2, 2025
Net sales to external customers	$107,066	$15,775	$1,406	$124,247
Thirteen weeks ended August 3, 2024
Net sales to external customers	$96,766	$14,012	$1,020	$111,798

Twenty-six weeks ended August 2, 2025
Net sales to external customers	$218,339	$31,402	$2,901	$252,642
Property and equipment, net	54,121	4,683	0	58,804
Twenty-six weeks ended August 3, 2024
Net sales to external customers	$196,217	$28,461	$1,850	$226,528
Property and equipment, net	49,436	3,867	0	53,303

For purposes of this table only:
(1) North America includes corporately-managed locations and sales to wholesale customers in the United States and Canada.
(2) Europe includes corporately-managed locations in the U.K. and the Republic of Ireland and sales to wholesale customers in Europe.
(3) Other includes wholesale and franchise businesses outside of North America and Europe.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of August 2, 2025, the Company had a gross receivable balance of $5.1 million and a reserve of $3.6 million, leaving a net receivable of $1.5 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, as filed with the SEC, and include the following:

●	any uncertainty or decline in general global economic conditions, caused by inflation, rising interest rates, geo-political conflicts, or other external factors, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;
●	the uncertainty of the impact of tariffs on countries from which we import is expected to have an impact on our business, mainly our cost of goods and profit margin;
●	consumer interests can change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for our products and services;
●	we depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further volatility in retail consumer traffic could adversely affect our financial performance and profitability;
●	our business may be adversely impacted at any time by various significant competitive threats;
●	global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations;
●	our profitability could be adversely affected by fluctuations in petroleum product prices;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	if we cannot renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;
●	failure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability;
●	we are subject to risks associated with technology and digital operations;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store formats and business models in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores;
●	our merchandise is manufactured by foreign manufacturers, we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations;
●	we may not be able to operate our international corporately-managed locations profitably;
●	if we cannot effectively manage our international partner-operated locations, attract new partners or if the laws relating to our international partners change, our growth and profitability could be adversely affected, and we could be exposed to additional liability;
●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and have been sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	we may suffer negative publicity and damage to our reputation if we do not continue to evolve environmental, social, and governance initiatives in a timely manner;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, cause us to be unable to repurchase shares at all, at the times or in the amounts we desire, cause the results of our share repurchase program may not be as beneficial as we would like, or cause us to discontinue our quarterly dividend program;
●	our relatively low market capitalization can cause the market price of our common stock to become volatile;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

Business Overview

We were formed in 1997 as a mall-based, experiential specialty retailer. Build-A-Bear has since evolved to become a beloved multi-generational brand focused on its mission to “add a little more heart to life” where guests of all ages make their own “furry friends” in celebration and commemoration of life moments. Guests create their own stuffed animals by participating in the stuffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys based on the Company’s own intellectual property and in conjunction with a variety of best-in-class licenses.  The hands-on and interactive nature of our more than 600 company-owned, partner-operated and franchise experience locations around the world, combined with Build-A-Bear’s pop-culture appeal, often fosters a lasting and emotional brand connection with consumers, and has enabled the Company to expand beyond its retail stores to include e-commerce sales on www.buildabear.com and non-plush branded consumer categories via out-bound licensing agreements with leading manufacturers, as well as the creation of engaging content via Build-A-Bear Entertainment (a subsidiary of Build-A-Bear Workshop, Inc.). Over the last 28 years, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence by leveraging our brand strength to grow our brick-and-mortar retail footprint beyond traditional malls through a range of store sizes, formats and locations including tourist destinations. We are also growing through our websites, which focus on gift-giving, collectible merchandise, and licensed products. In addition to growing our corporately-managed store and e-commerce footprint, we are also growing through partner operated and franchised locations, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program and digital marketing and content, has led to omni-channel growth over the past several years. Build-A-Bear's pop-culture appeal has played a key role in growing our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

We primarily operate through a vertical retail channel with corporately-managed, partner-operated, and franchise locations that feature a unique combination of experience and product in which guests can “make their own stuffed animals.” We also operate buildabear.com and buildaber.co.uk, which both serves as an information and communications tool to plan a store visit as well as an e-commerce site that focuses on gift-giving, collectible merchandise, and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our retail stores also act as mini distribution centers that provide efficient omnichannel fulfillment for our digital demand. The primary consumer target for our brick-and-mortar locations is families with children, while our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens, and adults. Additionally, we offer products in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

Our strategy includes leveraging our brand strength to continue to evolve our brick-and-mortar retail footprint with a versatile range of formats and locations, including tourist destinations, expand into international markets primarily via our partner-operated and franchise store models, and grow our e-commerce business. By leveraging our brand strength and owned intellectual properties through the creation of engaging short-form and long-form content for kids and adults, we endeavor to develop a circle of continuous engagement to increase purchase occasions and to continue to broaden the consumer base beyond children with tweens, teens and adults.

As of August 2, 2025, we had 368 corporately-managed stores globally, 157 partner-operated locations operating through our partner-operated model in which we sell our products on a wholesale basis to other companies that execute our retail experience, and 102 international franchised stores, all under the Build-A-Bear Workshop brand. We also operate a limited number of seasonal locations.  In addition to these locations, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct-to-Consumer (“DTC”) – Corporately-managed retail stores located in the United States (the "U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland and two e-commerce sites;
•

Commercial – Transactions with other businesses, mainly comprised of wholesale product sales to partner-operated locations and licensing our intellectual property, including entertainment properties, for third-party manufacturing and sales; and

•	International franchising – Royalties as well as products and fixtures sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases, we accelerated during the pandemic, are driving improved results, as we delivered growth in total revenues and pretax profit in fiscal 2022, 2023 and 2024. To continue to drive revenue and profit growth, we remain focused on our strategic priorities, which are centered primarily on three key areas:

•	The global expansion of our unique experience locations. During the first twenty-six weeks of fiscal 2025, we opened a net 29 Build-A-Bear Workshop retail experience locations, through a combination of corporately-managed, partner operated, and franchise business models. In fiscal 2025, we expect net new unit growth of at least 60 locations in North America and internationally through our three business models. We have made a concerted effort to shift to non-traditional locations, including family-centric tourist and hospitality sites, as well as asset-light partner-operated and franchise locations, and now have more than a third of total stores in non-traditional settings. While tourist sites have been and will remain a critical part of our location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion in traditional locations on a more localized level, particularly given the numerous and flexible corporate store models we have developed in the past few years.

•	Accelerate our comprehensive digital transformation. In addition to systems upgrades and e-commerce evolution, we have been enhancing our marketing and loyalty programs as well as creating digital content and entertainment initiatives to increase consumer engagement. Our digital transformation is also designed to elevate our business efficiency, integrate our consumer communications to acquire new guests and increase purchase occasions while expanding our total addressable market beyond our core kid base and to acquire tween, teen and adults with new offerings including gifting, personalization and licensed options.

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

Retail Stores:

Corporately-Managed Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America and Europe for the periods presented:

	Twenty-six weeks ended
	August 2, 2025			August 3, 2024
	North America	Europe	Total	North America	Europe	Total
Beginning of period	328	40	368	320	39	359
Opened	-	1	1	4	1	5
Closed	(1)	-	(1)	(3)	-	(3)
End of period	327	41	368	321	40	361

As of August 2, 2025, 53% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Partner-Operated Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
Beginning of period	138	92
Opened	19	15
Closed	-	-
End of period	157	107

Through our partner-operated model, there were 157 stores in operation at the end of the second quarter of 2025 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The partner-operated model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased from us on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of August 2, 2025, we had five master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering a total of eight countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
Beginning of periods(1)	92	83
Opened	15	6
Closed	(5)	-
End of period	102	89

(1)	Count for both years include nine shop-in-shop locations in Australia not previously reported.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Revenues:
Net retail sales	92.3%	92.6%	92.7%	93.2%
Commercial revenue	6.9	6.5	6.4	5.9
International franchising	0.8	0.9	0.9	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	42.4	46.0	42.7	45.9
Cost of merchandise sold - commercial (1)	39.6	41.2	39.6	41.7
Cost of merchandise sold - international franchising (1)	77.8	58.5	73.3	63.9
Total cost of merchandise sold	42.4	45.8	42.8	45.8
Consolidated gross profit	57.6	54.3	57.2	54.2
Selling, general and administrative	45.4	44.0	43.5	42.7
Interest income, net	(0.2)	(0.2)	(0.2)	(0.3)
Income before income taxes	12.3	10.3	13.8	11.7
Income tax expense	2.4	2.5	2.9	2.8
Net income	10.0	7.9	11.0	8.9

Retail Gross Margin (2)	57.6%	54.0%	57.3%	54.1%

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

Thirteen weeks ended August 2, 2025 compared to thirteen weeks ended August 3, 2024

Total revenues. Consolidated revenues increased $12.4 million or 11.1%, primarily driven by a $11.2 million or 10.8% increase in Net Retail sales and a $1.3 million or 18% increase in Commercial revenue when compared to the second fiscal quarter of 2024.  The increase in net retail sales was driven primarily by growth at existing stores and sales at new stores. The increased commercial revenue was due to higher sales to our wholesale customers, including sales to new wholesale customers resulting from the opening of 50 partner-operated locations since the second quarter of 2024.

Net retail sales for the thirteen weeks ended August 2, 2025 were $114.6 million, compared to $103.5 million for the thirteen weeks ended August 3, 2024.  The components of the improved performance are as follows (dollars in thousands):

Thirteen weeks ended
August 2, 2025
Impact from:
Existing stores	$7,945
New stores	3,712
Store closures	(720)
Foreign currency translation	686
Gift card breakage	395
Gift card discounts	(228)
Digital sales	211
Other	(821)
Total Change	$11,180

The higher retail revenue performance was primarily the result of increased sales at existing stores and sales at new stores partially offset by the effect of store closures.

Commercial revenue was $8.6 million for the thirteen weeks ended August 2, 2025 compared to $7.3 million for the thirteen weeks ended August 3, 2024. The $1.3 million increase is primarily due to increased sales volume from our wholesale accounts through our partner-operated retail model.

International franchising revenue was $1.0 million for the thirteen weeks ended August 2, 2025 compared to $1.0 million for the thirteen weeks ended August 3, 2024.

Retail gross margin. Retail gross margin dollars increased $10.3 million to $66.1 million from $55.8 million for the thirteen weeks ended August 3, 2024. The retail gross margin rate increased 370 basis points compared to the prior year driven primarily by improved merchandise margin compared to the second quarter of fiscal 2024.

Selling, general and administrative. SG&A expenses were $56.4 million, or 45.4% of consolidated revenue, for the thirteen weeks ended August 2, 2025, compared to $49.2 million, or 44.0% of consolidated revenue, for the thirteen weeks ended August 3, 2024. The increase was driven by higher store-level compensation, corporate costs and general inflationary pressures.  These increases were partially offset by favorable marketing expense timing.

Interest income, net. Interest income was $0.2 million for the thirteen weeks ended August 2, 2025, compared to interest income of $0.2 million for the thirteen weeks ended August 3, 2024.

Provision for income taxes. Income tax expense was $3.0 million with a tax rate of 19.3% for the thirteen weeks ended August 2, 2025, as compared to $2.8 million with a tax rate of 24.0% for the thirteen weeks ended August 3, 2024. The second quarter of fiscal 2025 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting, the foreign-derived intangible income deduction and discrete benefits related to settlement of a prior period tax position. The second quarter of fiscal 2024 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense. In addition, in the second quarter of fiscal 2025 and 2024, the Company remains in a full valuation allowance in certain foreign jurisdictions.

Twenty-six weeks ended August 2, 2025 compared to twenty-six weeks ended August 3, 2024

Total revenues. Consolidated revenues increased $26.1 million or 11.5%, primarily driven by a $22.9 million or 10.8% increase in Net Retail sales and a $3.0 million or 22% increase in Commercial revenue when compared to the second fiscal quarter of 2024.  The increase in net retail sales was driven primarily by growth at existing stores and sales at new stores. The increased commercial revenue was due to higher sales to our wholesale customers, including sales to new wholesale customers resulting from the opening of 50 partner-operated locations since the second quarter of 2024.

Net retail sales for the twenty-six weeks ended August 2, 2025 were $234.2 million, compared to $211.3 million for the twenty-six weeks ended August 3, 2024.  The components of the improved performance are as follows (dollars in thousands):

Twenty-six weeks ended
August 2, 2025
Impact from:
Existing stores	$16,674
New stores	7,701
Store closures	(1,390)
Foreign currency translation	777
Gift card breakage	398
Gift card discounts	(271)
Digital sales	40
Other	(1,028)
Total Change	$22,901

The higher retail revenue performance was primarily the result of increased sales at existing stores and sales at new stores partially offset by the effect of store closures.

Commercial revenue was $16.3 million for the twenty-six weeks ended August 2, 2025 compared to $13.3 million for the twenty-six weeks ended August 3, 2024. The $3.0 million increase is primarily due to increased sales volume from our wholesale accounts through our partner-operated retail model.

International franchising revenue was $2.2 million for the twenty-six weeks ended August 2, 2025 compared to $1.9 million for the twenty-six weeks ended August 3, 2024. The change is primarily the result of the timing of product shipments and the opening of 13 franchise stores since the second quarter 2024.

Retail gross margin. Retail gross margin dollars increased $19.8 million to $134.1 million from $114.3 million for the twenty-six weeks ended August 3, 2024. The retail gross margin rate increased 320 basis points compared to the prior year driven primarily by improved merchandise margin compared to the first half of fiscal 2024.

Selling, general and administrative. SG&A expenses were $110.0 million, or 43.5% of consolidated revenue, for the twenty-six weeks ended August 2, 2025, compared to $96.8 million, or 42.7% of consolidated revenue, for the twenty-six weeks ended August 3, 2024. The increase was driven by higher store-level compensation, corporate costs and general inflationary pressures.  These increases were partially offset by favorable marketing expense timing.

Interest income, net. Interest income was $0.4 million for the twenty-six weeks ended August 2, 2025 compared to interest income of $0.6 million for the twenty-six weeks ended August 3, 2024.

Provision for income taxes. Income tax expense was $7.3 million with a tax rate of 20.8% for the twenty-six weeks ended August 2, 2025 as compared to $6.3 million with a tax rate of 23.8% for the twenty-six weeks ended August 3, 2024. The fiscal 2025 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting, the foreign-derived intangible income deduction and discrete benefits related to settlement of a prior period tax position. The fiscal 2024 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the second quarter of fiscal 2025 and 2024, the Company remains in a full valuation allowance in certain foreign jurisdictions.

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Income before income taxes (pre-tax)	$15,318	$11,545	$34,949	$26,574
Interest income, net	(206)	(188)	(406)	(614)
Depreciation and amortization expense	3,668	3,636	7,368	7,294
Earnings before interest, taxes, depreciation, and amortization	$18,780	$14,993	$41,911	$33,254

EBITDA for the thirteen weeks ended August 2, 2025 increased $3.8 million, or 25.3% to $18.8 million from $15.0 million for the thirteen weeks ended August 3, 2024.  The increase was driven by gross profit resulting from increased retail and commercial margins partially offset by higher SG&A expenses.

EBITDA for the twenty-six weeks ended August 2, 2025 increased $8.7 million, or 26.0% to $41.9 million from $33.3 million for the twenty-six weeks ended August 3, 2024.  The increase was driven by gross profit resulting from increased retail and commercial margins partially offset by higher SG&A expenses.

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

Liquidity and Capital Resources

As of August 2, 2025, we had a consolidated cash balance of $39.1 million, 82% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. Additionally, during 2025 we have used cash on-hand to invest in short-term, highly liquid investments with original maturities of three months or less resulting in interest income of $0.4 million during the twenty-six weeks ended August 2, 2025.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Twenty-six weeks ended
	August 2,	August 3,
	2025	2024
Net cash provided by operating activities	$32,017	$12,413
Net cash used in investing activities	(6,328)	(5,700)
Net cash used in financing activities	(14,425)	(25,867)
Effect of exchange rates on cash	86	(10)
Increase/(Decrease) in cash, cash equivalents, and restricted cash	$11,350	$(19,164)

Operating Activities. Cash provided by operating activities increased $19.6 million for the twenty-six weeks ended August 2, 2025, as compared to the twenty-six weeks ended August 3, 2024. This increase in cash from operating activities was primarily the result of increased net income, decreased accounts receivable driven by lower receivables from commercial accounts and an increase in accounts payable and accrued expenses.  These increases were partially offset by higher cash used for inventory purchases as a result of additional tariff costs and accelerated purchases of core products as part of the Company's tariff-mitigation plans.

Investing Activities. Cash used in investing activities increased $0.6 million for the twenty-six weeks ended August 2, 2025, as compared to the twenty-six weeks ended August 3, 2024. The increase in cash used in investing activities was primarily driven by increased spending on capital expenditures.

Financing Activities. Cash used in financing activities decreased $11.4 million for the twenty-six weeks ended August 2, 2025, as compared to the twenty-six weeks ended August 3, 2024. This decrease in cash used in financing activities during the first twenty-six weeks of fiscal 2025 was driven by a decrease in the amount utilized to repurchase shares compared to the prior year.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of August 2, 2025, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of August 2, 2025, our borrowing base was $25.0 million and the Company had no outstanding borrowings as of the end of the quarter.

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

Capital spending through the twenty-six weeks ended August 2, 2025 totaled $6.3 million for information technology projects and new store openings, and we expect to spend approximately $20 to $25 million on capital expenditures in fiscal 2025.

Total inventory at quarter end was $81.8 million, an increase of $14.8 million or 22% from the end of the fiscal 2024 second quarter.  The increase in inventory was the result of additional tariff costs and accelerated purchases of core products that began in the second half of fiscal 2024 and continued into the first quarter of fiscal 2025 as part of the Company's tariff-mitigation plans. We are comfortable with the level and composition of our inventory.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of August 2, 2025, we had purchase obligations totaling approximately $108.8 million, of which $27.1 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $7.3 million in cash to repurchase 167,585 shares during the twenty-six weeks ended August 2, 2025 under our current September 2024 Stock Repurchase Program, compared to using $18.2 million in cash to repurchase 685,027 shares during the twenty-six weeks ended August 3, 2024 under our prior August 2022 Stock Repurchase Program.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 2, 2025, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
May 4, 2025 - May 31, 2025	-	$-	-	$84,992,834
June 1, 2025 - July 5, 2025	23,720	52.71	23,720	83,742,469
July 6, 2025 - August 2, 2025	35,363	52.08	35,363	81,900,801
Total	59,083	$52.33	59,083	$81,900,801

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter, if any. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions
(3)	On September 11, 2024, we announced that our Board of Directors authorized a share repurchase program of up to $100 million (replacing the previous stock repurchase program which was terminated). This program authorizes the Company to repurchase shares through September 30, 2028, and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

Item 5. Other Information

•

Security Trading Plans of Directors and Executive Officers

During the Company's fiscal quarter ended  August 2, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408(a) of Regulation S-K, except as described below:

●	On June 9, 2025, Voin Todorovic, Chief Financial Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) ("Rule 10b5-1(c)"). Mr. Todorovic’s Rule 10b5-1 Trading Plan, which expires December 11, 2025, provides for the sale of up to 12,744 shares of common stock pursuant to the terms of the plan.

●	On June 13, 2025, Sharon John, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. John’s Rule 10b5-1 Trading Plan, which expires December 5, 2025, provides for the sale of up to 42,643 shares of common stock pursuant to the terms of the plan.

●	On July 1, 2025, Craig Leavitt, Chairman of the Board of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Leavitt’s Rule 10b5-1 Trading Plan, which expires December 5, 2025, provides for the sale of up to 8,250 shares of common stock pursuant to the terms of the plan.

●	On July 7, 2025, Lesli Rotenberg, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Rotenberg’s Rule 10b5-1 Trading Plan, which expires December 5, 2025, provides for the sale of up to 2,000 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through January 4, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on January 4, 2018)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1*,**	Employment, Confidentiality and Noncompete Agreement, dated August 4, 2025, by and between Yevgeny Fundler and Build-A-Bear Workshop, Inc.

31.1**	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2**	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1***	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2***	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2025

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)