Form 10-Q
period 2025-11-01
BUILD-A-BEAR WORKSHOP INC
filed 2025-12-11
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2025

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

As of December 8, 2025, there were 12,945,819 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	November 1,	February 1,	November 2,
	2025	2025	2024
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,737	$27,758	$28,955
Inventories, net	83,275	69,775	70,774
Receivables, net	15,566	16,096	13,461
Prepaid expenses and other current assets	11,568	12,669	11,982
Total current assets	138,146	126,298	125,172

Operating lease right-of-use asset	111,722	90,200	91,268
Property and equipment, net	62,287	59,761	54,498
Deferred tax assets	7,916	7,596	8,638
Other assets, net	6,428	6,101	6,286
Total Assets	$326,499	$289,956	$285,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,442	$16,538	$18,403
Accrued expenses	19,853	16,209	19,994
Operating lease liability short term	27,271	26,841	28,832
Gift cards and customer deposits	14,163	15,791	15,697
Deferred revenue and other	4,792	4,015	3,498
Total current liabilities	83,521	79,394	86,424

Operating lease liability long term	90,943	70,155	69,518
Other long-term liabilities	1,418	1,325	1,347

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at November 1, 2025, February 1, 2025 and November 2, 2024	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 12,992,650, 13,257,131, and 13,445,191 shares, respectively	130	133	135
Additional paid-in capital	61,339	61,987	62,511
Accumulated other comprehensive loss	(11,548)	(12,554)	(11,811)
Retained earnings	100,696	89,516	77,738
Total stockholders' equity	150,617	139,082	128,573
Total Liabilities and Stockholders' Equity	$326,499	$289,956	$285,862

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Revenues:
Net retail sales	$112,268	$109,503	$346,492	$320,826
Commercial revenue	8,942	8,580	25,192	21,858
International franchising	1,469	1,347	3,637	3,274
Total revenues	122,679	119,430	375,321	345,958

Costs and expenses:
Cost of merchandise sold - retail	51,778	50,116	151,901	147,138
Cost of merchandise sold - commercial	4,111	3,669	10,544	9,210
Cost of merchandise sold - international franchising	968	1,005	2,557	2,236
Total cost of merchandise sold	56,857	54,790	165,002	158,584
Consolidated gross profit	65,822	64,640	210,319	187,374
Selling, general and administrative expense	55,314	51,668	165,268	148,442
Interest income, net	(221)	(109)	(627)	(723)
Income before income taxes	10,729	13,081	45,678	39,655
Income tax expense	2,607	3,211	9,870	9,548
Net income	$8,122	$9,870	$35,808	$30,107

Foreign currency translation adjustment	(244)	102	1,006	271
Comprehensive income	$7,878	$9,972	$36,814	$30,378

Income per common share:
Basic	$0.62	$0.74	$2.74	$2.20
Diluted	$0.62	$0.73	$2.73	$2.20

Shares used in computing common per share amounts:
Basic	13,010,074	13,425,332	13,067,330	13,672,416
Diluted	13,051,523	13,461,983	13,108,377	13,712,461

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirty-nine weeks ended
	November 1,	November 2,
	2025	2024

Cash flows provided by operating activities:
Net income	$35,808	$30,107
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,067	10,983
Share-based and performance-based stock compensation	2,202	1,694
Provision/adjustments for doubtful accounts	(27)	81
(Gain)/Loss on disposal of property and equipment	(17)	309
Deferred taxes	(266)	67
Change in assets and liabilities:
Inventories, net	(12,882)	(7,085)
Receivables, net	817	(4,891)
Prepaid expenses and other assets	903	(11)
Accounts payable and accrued expenses	4,014	1,930
Operating leases	(384)	(3,077)
Gift cards and customer deposits	(1,680)	(2,438)
Deferred revenue	705	(93)
Net cash provided by operating activities	40,260	27,576
Cash flows used in investing activities:
Purchases of property and equipment	(12,871)	(9,571)
Net cash used in investing activities	(12,871)	(9,571)
Cash flows used in financing activities:
Purchases of common stock for employee equity awards, net of tax	(1,266)	(1,869)
Cash dividends paid	(8,706)	(8,336)
Purchases of Company’s common stock	(17,517)	(23,181)
Net cash used in financing activities	(27,489)	(33,386)
Effect of exchange rates on cash	79	9
Decrease in cash, cash equivalents, and restricted cash	(21)	(15,372)
Cash, cash equivalents and restricted cash, beginning of period	27,758	44,327
Cash, cash equivalents and restricted cash, end of period	$27,737	$28,955

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$27,338	$28,558
Restricted cash from long-term deposits	$399	$397
Total cash, cash equivalents and restricted cash	$27,737	$28,955

Net cash paid during the period for income taxes	$8,936	$9,597

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

2. Revenue

Currently, most of the Company’s revenue is derived from direct-to-consumer ("DTC") retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 92% of consolidated revenue for the third quarter of fiscal 2025. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

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

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards are redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the consumers’ redemption pattern using an estimated breakage rate based on historical experience. Subsequent to stores reopening following shutdowns caused by the pandemic, the Company experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to pre-pandemic redemption patterns (fiscal 2019 and earlier), which impacts the gift card breakage rate. The Company does not believe that the redemption pattern experienced during the pandemic reflects the pattern in the future and has adjusted the historical redemption data used to calculate the breakage rate. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or at other times if significant changes in consumer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2024 would have resulted in a change in breakage revenue of $1.1 million.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. The Company issues certificates daily to loyalty program members who have earned 100 or more points in North America and 50 points or more in the United Kingdom (the "U.K.") with certificates historically expiring in four months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. The Company classifies contract liabilities related to the loyalty program as deferred revenue and other on the consolidated balance sheet.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. Additionally, the Company amortizes these capitalized costs into expense in the same pattern as the development fee's recording of revenue as described previously. These capitalized costs for the thirteen and thirty-nine weeks ended November 1, 2025 are not material to the financial statements.

The Company reserves for “expected” credit losses on financial instruments and other commitments to extend credit rather than the “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts.  For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company's accounts receivable are net of $7.1 million and $6.8 million, inclusive of the allowance for credit losses and the reserve for the UK's customs authority "HMRC" matter of $3.6 million and $3.4 million, respectively.  See Note 12 for further discussion of the HMRC matter.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024

Operating lease costs	$11,129	$10,038	$32,337	$29,642
Variable lease costs (1)	2,337	2,294	7,226	6,949
Short term lease costs	21	18	71	77
Total Operating Lease costs	$13,487	$12,350	$39,634	$36,668

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 (in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating cash flows for operating leases	$11,098	$10,737	$31,946	$30,852

As of November 1, 2025 and November 2, 2024, the weighted-average remaining operating lease term was 6.1 years and 5.7 years, respectively, and the weighted-average discount rate was 7.0% and 7.2%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

The value of our operating lease asset was $111.7 million and $91.3 million as of  November 1, 2025 and November 2, 2024, respectively.  The increase was driven by the Company entering into leases for new stores as well as securing longer-term extensions for existing stores resulting in contracts with more favorable terms.

For the thirteen and thirty-nine weeks ended November 1, 2025 and the thirteen and thirty-nine weeks ended November 2, 2024 the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2025	$15,168
2026	32,273
2027	22,848
2028	17,447
2029	13,852
Thereafter	43,323
Total minimum lease payments	144,911
Less: amount of lease payments representing interest	(26,697)
Present value of future minimum lease payments	118,214
Less: current obligations under leases	(27,271)
Long-term lease obligations	$90,943

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	November 1,	February 1,	November 2,
	2025	2025	2024
Prepaid occupancy (1)	$3,069	$2,213	$2,626
Prepaid insurance	105	1,248	1,209
Prepaid taxes (2)	253	1,512	579
Prepaid gift card fees	348	493	571
Prepaid royalties	243	736	212
Other (3)	7,550	6,467	6,784
Total	$11,568	$12,669	$11,982

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	November 1,	February 1,	November 2,
	2025	2025	2024
Entertainment production asset (1)	$4,715	$4,222	$4,384
Deferred compensation	1,606	1,684	1,679
Other (2)	107	195	223
Total	$6,428	$6,101	$6,286

(1)	Entertainment production asset includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	November 1,	February 1,	November 2,
	2025	2025	2024
Accrued wages, bonuses and related expenses	$15,687	$13,268	$15,310
Sales and value added taxes payable	1,962	1,359	2,043
Current income taxes payable	510	580	1,869
Accrued rent and related expenses (1)	744	1,002	772
Accrued expense - other (2)	950	-	-
Total	$19,853	$16,209	$19,994

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - other consists of costs associated with legal accruals.

6. Stock-based Compensation

On April 14, 2020, the Company's Board of Directors (the “Board”) adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”).  On June 11, 2020, the Company’s stockholders approved the 2020 Incentive Plan.   On April 11, 2023, the Board adopted, subject to stockholder approval, the Build-A-Bear Workshop, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the “Restated 2020 Incentive Plan”).  On June 8, 2023, at the Company’s 2023 Annual Meeting of Stockholders, the Company’s stockholders approved the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan, which is administered by the Compensation and Human Capital Committee of the Board, permits the grant of stock options (including both incentive and non-qualified stock options), stock appreciation rights, other stock-based awards, including restricted stock and restricted stock units, cash-based awards, and performance awards pursuant to the terms of the Restated 2020 Incentive Plan. The Restated 2020 Incentive Plan will terminate on April 11, 2033, unless earlier terminated by the Board. The total number of shares of the Company’s common stock authorized for issuance under the Restated 2020 Incentive Plan increased by 800,000 to a maximum of 1,800,000 since its inception as the 2020 Incentive Plan, subject to customary capitalization adjustments, substitutions of acquired company awards and certain additions of acquired company plan shares, plus shares that are subject to outstanding awards made under the Build-A-Bear Workshop, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) that on or after April 14, 2020, may be forfeited, expire or be settled for cash.

For the thirteen weeks ended November 1, 2025 and November 2, 2024, selling, general and administrative expense included stock-based compensation expense of $1.0 million and $0.7 million, respectively. For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, selling, general, and administrative expense included stock-based compensation expense of  $2.2 million and $1.7 million, respectively. As of November 1, 2025, there was $6.4 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.9 years.

As of November 1, 2025, and,  February 1, 2025 the Company had no outstanding stock options.

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirty-nine weeks ended November 1, 2025:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2025 (1)	97,538	$25.21	193,273	$23.17
Granted (1)	46,228	46.76	51,263	31.46
Vested	(59,386)	24.23	-	-
Adjustment for performance achievement	-	-	(11,572)	18.03
Earned and vested	-	-	(61,222)	18.03
Forfeited (1)	-	-	-	-
Outstanding, November 1, 2025 (1)	84,380	$37.71	171,742	$32.69

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the thirty-nine weeks ended  November 1, 2025 and November 2, 2024 was $2.5 million and $2.2 million, respectively.

The outstanding performance shares as of November 1, 2025 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2023 - 2025 consolidated pre-tax income growth objectives	36,309
2023 - 2025 consolidated revenue growth objectives	19,551
2024 - 2026 consolidated, cumulative EBITDA objectives	42,418
2024 - 2026 consolidated, cumulative revenue objectives	22,840
2025 - 2027 consolidated revenue growth objectives	50,624
Performance shares outstanding, November 1, 2025	171,742

7. Income Taxes

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA") was signed into law. The Company has analyzed the legislation and expects that the OBBBA will have an immaterial impact on our FY25 and FY26 effective tax rate. The Company is continuing to evaluate the impacts as additional information is provided.

The Company's effective tax rate was 24.3% and 21.6% for the thirteen and thirty-nine weeks ended November 1, 2025 compared to 24.5% and 24.1% for the thirteen and thirty-nine weeks ended November 2, 2024. The fiscal 2025 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting, the foreign-derived intangible income deduction and discrete benefits related to settlement of a prior period tax position. The fiscal 2024 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting.  In addition, in the third quarter of fiscal 2025 and 2024, the Company remains in a full valuation allowance in certain foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended November 1, 2025 and November 2, 2024 (in thousands):

	For the thirteen weeks ended November 1, 2025					For the thirteen weeks ended November 2, 2024

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$132	$61,701	$(11,304)	$104,866	$155,395	$136	$62,831	$(11,913)	$74,737	$125,791
Stock-based compensation		426			426		346			346
Share repurchase	(2)	(788)		(9,405)	(10,195)	(1)	(666)		(4,166)	(4,833)
Cash dividends				(2,887)	(2,887)				(2,704)	(2,704)
Other comprehensive income (loss)			(244)		(244)			102		102
Net income				8,122	8,122				9,871	9,871
Balance, ending	$130	$61,339	$(11,548)	$100,696	$150,617	$135	$62,511	$(11,811)	$77,738	$128,573

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 (in thousands):

	For the thirty-nine weeks ended November 1, 2025					For the thirty-nine weeks ended November 2, 2024

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$133	$61,987	$(12,554)	$89,516	$139,082	$142	$66,330	$(12,082)	$75,272	$129,662
Shares issued under employee stock plans		1,103			1,103	2	1,094			1,096
Stock-based compensation		1,085			1,085		1,016			1,016
Shares withheld in lieu of tax withholdings		(1,266)			(1,266)	(1)	(2,089)			(2,090)
Share repurchase	(3)	(1,570)		(15,944)	(17,517)	(8)	(3,840)		(19,333)	(23,181)
Cash dividends				(8,684)	(8,684)				(8,269)	(8,269)
Other				-	-				(39)	(39)
Other comprehensive income			1,006		1,006			271		271
Net income				35,808	35,808				30,107	30,107
Balance, ending	$130	$61,339	$(11,548)	$100,696	$150,617	$135	$62,511	$(11,811)	$77,738	$128,573

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

During the thirteen and thirty-nine weeks ended November 1, 2025, the Company utilized $10.1 million in cash to repurchase 168,456 shares and utilized $17.4 million in cash to repurchase 336,041 shares, respectively, under its $100 million dollar stock repurchase program that was authorized by the Board on September 11, 2024 (the "September 2024 Stock Repurchase Program"). Between the end of the third fiscal quarter of 2025 and December 8, 2025, the Company utilized an additional $2.4 million in cash to repurchase 46,831 under the September 2024 Stock Repurchase Program, leaving the aggregate $71.8 million available for future repurchases under that plan.  For the thirteen and thirty-nine weeks ended November 1, 2025, the Board authorized cash dividends to shareholders of $2.9 million and $8.7 million, respectively. Additionally, on November 12, 2025, the Board declared a quarterly cash dividend of $0.22 per share on the issued and outstanding common stock of the company. The dividend will be paid on January 8, 2026, to all stockholders of record as of November 26, 2025.

During the thirteen and thirty-nine weeks ended November 2, 2024, the Company utilized $4.8 million in cash to repurchase 147,917 shares and utilized $23.0 million in cash to repurchase 832,944 shares, respectively. During that quarter, the Company repurchased shares under two separate stock repurchase programs. For the thirteen weeks ending November 2, 2024, the company repurchased 73,274 shares utilizing $2.0 million in ash under the Company's $50.0 million program authorized by its Board of Directors on August 31, 2022 (the "August 2022 Stock Repurchase Program"). For the thirteen and thirty-nine weeks ended November 2, 2024, the company utilized $2.8 million in cash to repurchase 74,643 shares under the September 2024 Stock Repurchase Program. For the thirteen and thirty-nine weeks ended November 2, 2024, the Company's Board of Directors authorized cash dividends to shareholders of $2.7 million and $8.3 million, respectively.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
NUMERATOR:
Net income	$8,122	$9,870	$35,808	$30,107

DENOMINATOR:
Weighted average number of common shares outstanding - basic	13,010,074	13,425,332	13,067,330	13,672,416
Dilutive effect of share-based awards:	41,449	36,651	41,047	40,045
Weighted average number of common shares outstanding - dilutive	13,051,523	13,461,983	13,108,377	13,712,461

Basic net income per common share	$0.62	$0.74	$2.74	$2.20
Diluted net income per common share	$0.62	$0.73	$2.73	$2.20

In calculating the diluted income per share for the thirteen and thirty-nine weeks ended November 1, 2025, respectively, there were no and 23,753 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and thirty-nine weeks ended November 2, 2024, respectively, there were 1,141 and 29,288 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  November 1, 2025 and November 2, 2024 was comprised entirely of foreign currency translation. For the thirteen weeks ended November 1, 2025 and November 2, 2024, the Company had no reclassifications out of accumulated other comprehensive loss.

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

The following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended November 1, 2025
Total Revenue	$112,268	$8,942	$1,469	$122,679
Cost of Goods Sold	51,778	4,111	968	56,857
Gross Profit	60,490	4,831	501	65,822
Selling, General & Administrative	36,080	103	-	36,183
Contribution Margin	24,410	4,728	501	29,639
Overhead Expenses(1)				19,131
Interest Income				(221)
Income before income taxes				$10,729
Thirteen weeks ended November 2, 2024
Total Revenue	$109,503	$8,580	$1,347	$119,430
Cost of Goods Sold	50,116	3,669	1,005	54,790
Gross Profit	59,387	4,911	342	64,640
Selling, General & Administrative	32,002	197	-	32,199
Contribution Margin	27,385	4,714	342	32,441
Overhead Expenses(1)				19,469
Interest Income				(109)
Income before income taxes				$13,081

Thirty-nine weeks ended November 1, 2025
Total Revenue	$346,492	$25,192	$3,637	$375,321
Cost of Goods Sold	151,901	10,544	2,557	165,002
Gross Profit	194,591	14,648	1,080	210,319
Selling, General & Administrative	104,615	296	-	104,911
Contribution Margin	89,976	14,352	1,080	105,408
Overhead Expenses(1)				60,357
Interest Income				(627)
Income before income taxes				$45,678
Thirty-nine weeks ended November 2, 2024
Total Revenue	$320,826	$21,858	$3,274	$345,958
Cost of Goods Sold	147,138	9,210	2,236	158,584
Gross Profit	173,688	12,648	1,038	187,374
Selling, General & Administrative	94,491	648	-	95,139
Contribution Margin	79,197	12,000	1,038	92,235
Overhead Expenses(1)				53,303
Interest Income				(723)
Income before income taxes				$39,655

(1)	Overhead expenses contain selling, general and administrative expenses not attributable to a segment.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Direct-to-		International
	Consumer	Commercial	Franchising	Corporate	Total
Thirteen weeks ended November 1, 2025
Depreciation and amortization	2,632	32	-	1,035	3,699
Capital Expenditures	5,191		-	1,353	6,544
Thirteen weeks ended November 2, 2024
Depreciation and amortization	2,637	55	-	996	3,688
Capital Expenditures	2,618	-	-	1,253	3,871

Thirty-nine weeks ended November 1, 2025
Total Assets	221,198	14,364	1,976	88,961	$326,499
Depreciation and amortization	8,057	106	-	2,904	11,067
Capital Expenditures	9,211	-	-	3,660	12,871
Thirty-nine weeks ended November 2, 2024
Total Assets	$197,080	$11,405	$2,767	$74,611	$285,862
Depreciation and amortization	7,844	161	-	2,978	10,983
Capital Expenditures	6,708	-	-	2,863	9,571

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended November 1, 2025
Net sales to external customers	$102,690	$18,143	$1,846	$122,679
Thirteen weeks ended November 2, 2024
Net sales to external customers	$100,835	$16,080	$2,515	$119,430

Thirty-nine weeks ended November 1, 2025
Net sales to external customers	$321,029	$49,545	$4,747	$375,321
Property and equipment, net	57,587	4,700		62,287
Thirty-nine weeks ended November 2, 2024
Net sales to external customers	$297,052	$44,541	$4,365	$345,958
Property and equipment, net	50,585	3,913		54,498

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of November 1, 2025, the Company had a gross receivable balance of $4.6 million and a reserve of $3.6 million, leaving a net receivable of $1.0 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

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

Business Overview

We were formed in 1997 as a mall-based, experiential specialty retailer. Build-A-Bear has since evolved to become a beloved multi-generational brand focused on its mission to “add a little more heart to life” where guests of all ages make their own “furry friends” in celebration and commemoration of life moments. Guests create their own stuffed animals by participating in the stuffing, dressing, accessorizing, and naming of their own teddy bears and other plush toys based on the Company’s own intellectual property and in conjunction with a variety of best-in-class licenses.  The hands-on and interactive nature of our more than 600 company-owned, partner-operated and franchise experience locations around the world, combined with Build-A-Bear’s pop-culture appeal, often fosters a lasting and emotional brand connection with consumers, and has enabled the Company to expand beyond its retail stores to include e-commerce sales on www.buildabear.com and non-plush branded consumer categories via out-bound licensing agreements with leading manufacturers, as well as the creation of engaging content via Build-A-Bear Entertainment (a subsidiary of Build-A-Bear Workshop, Inc.). Over the last 28 years, Build-A-Bear has become a brand with high consumer awareness, positive affinity, and strong retail influence by leveraging our brand strength to grow our brick-and-mortar retail footprint beyond traditional malls through a range of store sizes, formats and locations including tourist destinations. We are also growing through our websites, which focus on gift-giving, collectible merchandise, and licensed products. In addition to growing our corporately-managed store and e-commerce footprint, we are also growing through partner-operated and franchised locations, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program and digital marketing and content, has led to omni-channel growth over the past several years. Build-A-Bear's pop-culture appeal has played a key role in growing our total addressable market beyond children by adding teens and adults with entertainment and sports licensing, collectible and gifting offerings, as well as by introducing new products and adding categories beyond plush.

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

Our strategy includes leveraging our brand strength to continue to evolve our brick-and-mortar retail footprint with a versatile range of formats and locations, including tourist destinations, expanding into international markets primarily via our partner-operated and franchise store models, and growing our e-commerce business. By leveraging our brand strength and owned intellectual properties through the creation of engaging short-form and long-form content for kids and adults, we endeavor to develop a circle of continuous engagement to increase purchase occasions and to continue to broaden the consumer base beyond children with tweens, teens and adults.

As of November 1, 2025, we had 375 corporately-managed stores globally, 168 partner-operated locations operating through our partner-operated model in which we sell our products on a wholesale basis to other companies that execute our retail experience, and 108 international franchised stores, all under the Build-A-Bear Workshop brand. We also operate a limited number of seasonal locations.  In addition to these locations, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements.

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

Selected financial data attributable to each segment for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that the initiatives and investments that were put in place prior to the pandemic, and in many cases, we accelerated during the pandemic, are driving improved results, as we delivered growth in total revenues and pretax profit in fiscal 2022, 2023 and 2024. To continue to drive revenue and profit growth, we remain focused on our strategic priorities, which are centered primarily on three key areas:

•	The global expansion of our unique experience locations. During the first thirty-nine weeks of fiscal 2025, we opened a net 52 Build-A-Bear Workshop retail experience locations, through a combination of corporately-managed, partner operated, and franchise business models. In fiscal 2025, we expect net new unit growth of at least 60 locations in North America and internationally through our three business models. We have made a concerted effort to shift to non-traditional locations, including family-centric tourist and hospitality sites, as well as asset-light partner-operated and franchise locations, and now have more than a third of total stores in non-traditional settings. While tourist sites have been and will remain a critical part of our location expansion strategy, recent research data supports our opportunity to reengage in profitable expansion in traditional locations on a more localized level, particularly given the numerous and flexible corporate store models we have developed in the past few years.

•	Accelerate our comprehensive digital transformation. In addition to systems upgrades and e-commerce evolution, we have been enhancing our marketing and loyalty programs as well as creating digital content and entertainment initiatives to increase consumer engagement. Our digital transformation is also designed to elevate our business efficiency, integrate our consumer communications to acquire new guests and increase purchase occasions while expanding our total addressable market beyond our core kid base and to acquire tween, teen and adults with new offerings including gifting, personalization and licensed options.

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

Retail Stores:

Corporately-Managed Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in North America and Europe for the periods presented:

	Thirty-nine weeks ended
	November 1, 2025			November 2, 2024
	North America	Europe	Total	North America	Europe	Total
Beginning of period	328	40	368	320	39	359
Opened	7	1	8	8	1	9
Closed	(1)	-	(1)	(4)	(2)	(6)
End of period	334	41	375	324	38	362

As of November 1, 2025, 53% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Partner-Operated Locations:

The number of third-party retail locations opened and closed for the periods presented below is summarized as follows:

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
Beginning of period	138	92
Opened	31	32
Closed	(1)	(1)
End of period	168	123

Through our partner-operated model, there were 168 stores in operation at the end of the third quarter of 2025 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The partner-operated model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased from us on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Stores:

Our first franchisee location was opened in November 2003. All franchised stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of November 1, 2025, we had five master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering a total of eight countries.

The number of franchised stores opened and closed for the periods presented below are summarized as follows:

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
Beginning of periods(1)	92	83
Opened	21	6
Closed	(5)	-
End of period	108	89

(1)	Count for both years include nine shop-in-shop locations in Australia not previously reported.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding:

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Revenues:
Net retail sales	91.9%	91.7%	92.3%	92.7%
Commercial revenue	7.3	7.2	6.7	6.3
International franchising	0.8	1.1	1.0	1.0
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	46.1	45.8	43.8	45.9
Cost of merchandise sold - commercial (1)	46.0	42.8	41.9	42.1
Cost of merchandise sold - international franchising (1)	65.9	74.6	70.3	68.3
Total cost of merchandise sold	46.3	45.9	44.0	45.8
Consolidated gross profit	53.7	54.1	56.0	54.2
Selling, general and administrative	45.1	43.3	44.0	42.9
Interest income, net	(0.2)	(0.1)	(0.2)	(0.2)
Income before income taxes	8.8	11.0	12.2	11.5
Income tax expense	2.1	2.7	2.6	2.8
Net income	6.6	8.3	9.6	8.7

Retail Gross Margin (2)	53.9%	54.2%	56.2%	54.1%

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

Thirteen weeks ended November 1, 2025 compared to thirteen weeks ended November 2, 2024

Total revenues. Consolidated revenues increased $3.2 million or 2.7%, primarily driven by a $2.8 million or 2.5% increase in Net Retail sales and a $0.4 million or 4% increase in Commercial revenue when compared to the third fiscal quarter of 2024.  The increase in net retail sales was driven primarily by growth at existing stores and sales at new stores. The increased commercial revenue was due to higher sales to our wholesale customers, including sales to new wholesale customers resulting from the opening of 45 partner-operated locations since the third quarter of 2024.

Net retail sales for the thirteen weeks ended November 1, 2025 were $112.3 million, compared to $109.5 million for the thirteen weeks ended November 2, 2024.  The components of the improved performance are as follows (dollars in thousands):

Thirteen weeks ended
November 1, 2025
Impact from:
Existing stores	$480
New stores	3,652
Store closures	(647)
Foreign currency translation	396
Gift card breakage	239
Gift card discounts	(7)
Digital sales	(2,182)
Other	834
Total Change	$2,765

The higher retail revenue performance was primarily the result of increased sales at existing stores and sales at new stores partially offset by the effect of store closures.

Commercial revenue was $8.9 million for the thirteen weeks ended November 1, 2025 compared to $8.6 million for the thirteen weeks ended November 2, 2024. The $0.4 million increase is primarily due to increased sales volume from our wholesale accounts through our partner-operated retail model.

International franchising revenue was $1.5 million for the thirteen weeks ended November 1, 2025 compared to $1.3 million for the thirteen weeks ended November 2, 2024. The $0.2 million increase is primarily due to timing of product shipments.

Retail gross margin. Retail gross margin dollars increased $1.1 million to $60.5 million from $59.4 million for the thirteen weeks ended November 2, 2024. The retail gross margin rate decreased 30 basis points compared to the prior year driven primarily by improved merchandise margin compared to the third quarter of fiscal 2024.

Selling, general and administrative. SG&A expenses were $55.3 million, or 45.1% of consolidated revenue, for the thirteen weeks ended November 1, 2025, compared to $51.7 million, or 43.3% of consolidated revenue, for the thirteen weeks ended November 2, 2024. The increase was driven by higher store-level compensation, corporate costs and general inflationary pressures.  These increases were partially offset by favorable marketing expense timing.

Interest income, net. Interest income was $0.2 million for the thirteen weeks ended November 1, 2025, compared to interest income of $0.1 million for the thirteen weeks ended November 2, 2024.

Provision for income taxes. Income tax expense was $2.6 million with a tax rate of 24.3% for the thirteen weeks ended November 1, 2025, as compared to $3.2 million with a tax rate of 24.5% for the thirteen weeks ended November 2, 2024. The third quarter of fiscal 2025 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting and the foreign-derived intangible income deduction. The third quarter of fiscal 2024 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense. In addition, in the third quarter of fiscal 2025 and 2024, the Company remains in a full valuation allowance in certain foreign jurisdictions.

Thirty-nine weeks ended November 1, 2025 compared to thirty-nine weeks ended November 2, 2024

Total revenues. Consolidated revenues increased $29.4 million or 8.5%, primarily driven by a $25.7 million or 8.0% increase in Net Retail sales and a $3.3 million or 15% increase in Commercial revenue when compared to the third fiscal quarter of 2024.  The increase in net retail sales was driven primarily by growth at existing stores and sales at new stores. The increased commercial revenue was due to higher sales to our wholesale customers, including sales to new wholesale customers resulting from the opening of 45 partner-operated locations since the third quarter of 2024.

Net retail sales for the thirty-nine weeks ended November 1, 2025 were $346.5 million, compared to $320.8 million for the thirty-nine weeks ended November 2, 2024.  The components of the improved performance are as follows (dollars in thousands):

Thirty-nine weeks ended
November 1, 2025
Impact from:
Existing stores	$17,155
New stores	11,353
Store closures	(2,036)
Foreign currency translation	1,173
Gift card breakage	636
Gift card discounts	(278)
Digital sales	(2,143)
Other	(194)
Total Change	$25,666

The higher retail revenue performance was primarily the result of increased sales at existing stores and sales at new stores partially offset by the effect of store closures.

Commercial revenue was $25.2 million for the thirty-nine weeks ended November 1, 2025 compared to $21.9 million for the thirty-nine weeks ended November 2, 2024. The $3.3 million increase is primarily due to increased sales volume from our wholesale accounts through our partner-operated retail model.

International franchising revenue was $3.6 million for the thirty-nine weeks ended November 1, 2025 compared to $3.3 million for the thirty-nine weeks ended November 2, 2024. The change is primarily the result of the timing of product shipments and the opening of 19 franchise stores since the third quarter 2024.

Retail gross margin. Retail gross margin dollars increased $20.9 million to $194.6 million from $173.7 million for the thirty-nine weeks ended November 2, 2024. The retail gross margin rate increased 210 basis points compared to the prior year driven primarily by improved merchandise margin compared to the first three quarters of fiscal 2024.

Selling, general and administrative. SG&A expenses were $165.3 million, or 44.0% of consolidated revenue, for the thirty-nine weeks ended November 1, 2025, compared to $148.4 million, or 42.9% of consolidated revenue, for the thirty-nine weeks ended November 2, 2024. The increase was driven by higher store-level compensation, corporate costs and general inflationary pressures.  These increases were partially offset by favorable marketing expense timing.

Interest income, net. Interest income was $0.6 million for the thirty-nine weeks ended November 1, 2025 compared to interest income of $0.7 million for the thirty-nine weeks ended November 2, 2024.

Provision for income taxes. Income tax expense was $9.9 million with a tax rate of 21.6% for the thirty-nine weeks ended November 1, 2025 as compared to $9.5 million with a tax rate of 24.1% for the thirty-nine weeks ended November 2, 2024. The fiscal 2025 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting, the foreign-derived intangible income deduction and discrete benefits related to settlement of a prior period tax position. The fiscal 2024 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting. In addition, in the third quarter of fiscal 2025 and 2024, the Company remains in a full valuation allowance in certain foreign jurisdictions.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Income before income taxes (pre-tax)	$10,729	$13,081	$45,678	$39,655
Interest income, net	(221)	(109)	(627)	(723)
Depreciation and amortization expense	3,700	3,688	11,067	10,983
Earnings before interest, taxes, depreciation, and amortization	$14,208	$16,660	$56,118	$49,915

EBITDA for the thirteen weeks ended November 1, 2025 decreased $2.5 million, or 14.7% to $14.2 million from $16.7 million for the thirteen weeks ended November 2, 2024.  The decrease was driven by gross profit resulting from increased retail and commercial margins partially offset by higher SG&A expenses.

EBITDA for the thirty-nine weeks ended November 1, 2025 increased $6.2 million, or 12.4% to $56.1 million from $49.9 million for the thirty-nine weeks ended November 2, 2024.  The increase was driven by gross profit resulting from increased retail and commercial margins partially offset by higher SG&A expenses.

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

Liquidity and Capital Resources

As of November 1, 2025, we had a consolidated cash balance of $27.7 million, 79% of which was domiciled within the U.S. Historically, our cash requirements have been primarily for the relocation and remodeling of existing stores in our new design, opening of new stores, investments in information technology infrastructure and working capital. Over the past several years, we have met these requirements through capital generated from cash flow provided by operations. Additionally, during 2025 we have used cash on-hand to invest in short-term, highly liquid investments with original maturities of three months or less resulting in interest income of $0.6 million during the thirty-nine weeks ended November 1, 2025.

A summary of our operating, investing and financing activities is shown in the following table (dollars in thousands):

	Thirty-nine weeks ended
	November 1,	November 2,
	2025	2024
Net cash provided by operating activities	$40,260	$27,576
Net cash used in investing activities	(12,871)	(9,571)
Net cash used in financing activities	(27,489)	(33,386)
Effect of exchange rates on cash	79	9
Decrease in cash, cash equivalents, and restricted cash	$(21)	$(15,372)

Operating Activities. Cash provided by operating activities increased $12.7 million for the thirty-nine weeks ended November 1, 2025, as compared to the thirty-nine weeks ended November 2, 2024. This increase in cash from operating activities was primarily the result of increased net income, decreased accounts receivable driven by lower receivables from commercial accounts and an increase in accounts payable and accrued expenses.  These increases were partially offset by higher cash used for inventory purchases as a result of additional tariff costs and accelerated purchases of core products as part of the Company's tariff-mitigation plans.

Investing Activities. Cash used in investing activities increased $3.3 million for the thirty-nine weeks ended November 1, 2025, as compared to the thirty-nine weeks ended November 2, 2024. The increase in cash used in investing activities was primarily driven by increased spending on capital expenditures.

Financing Activities. Cash used in financing activities decreased $5.9 million for the thirty-nine weeks ended November 1, 2025, as compared to the thirty-nine weeks ended November 2, 2024. This decrease in cash used in financing activities during the first thirty-nine weeks of fiscal 2025 was driven by a decrease in the amount utilized to repurchase shares compared to the prior year.

Capital Resources: We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in aggregate principal of up to $25.0 million, subject to a borrowing base formula. As of November 1, 2025, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of November 1, 2025, our borrowing base was $25.0 million and the Company had no outstanding borrowings as of the end of the quarter.

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

Capital spending through the thirty-nine weeks ended November 1, 2025 totaled $12.9 million for information technology projects and new store openings, and we expect to spend approximately $20 to $25 million on capital expenditures in fiscal 2025.

Total inventory at quarter end was $83.3 million, an increase of $12.5 million or 18% from the end of the fiscal 2024 third quarter.  The increase in inventory was the result of additional tariff costs and accelerated purchases of core products that began in the second half of fiscal 2024 and continued into the first quarter of fiscal 2025 as part of the Company's tariff-mitigation plans. We are comfortable with the level and composition of our inventory.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of November 1, 2025, we had purchase obligations totaling approximately $119.7 million, of which $27.4 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $17.4 million in cash to repurchase 336,041 shares during the thirty-nine weeks ended November 1, 2025under our current September 2024 Stock Repurchase Program, compared to using $23.0 million in cash to repurchase 832,944 shares during the thirty-nine weeks ended November 2, 2024 under our September 2024 Stock Repurchase plan and completed August 2022 program.

Off-Balance Sheet Arrangements

None.

Inflation

Inflation continued to impact the Company’s operations during fiscal years 2024 and 2025, most notably through higher store labor costs and increased input prices. We implemented certain mitigating actions such as further cost reductions and process efficiencies, in addition to selective strategic price adjustments. We anticipate inflationary pressures to persist throughout fiscal 2025 and beyond, driven by wage growth, tariff and tariff-related costs that extend beyond inventory purchases to broader supply chain and other operational areas.  In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled that several tariffs imposed under the Trump Administration exceeded presidential authority and were therefore invalid, although the decision remains stayed pending U.S. Supreme Court review. This ruling introduces uncertainty regarding the scope and durability of current and future tariff measures. Even if certain tariffs affecting our Company are ultimately invalidated, we may not be able to fully recover increased costs associated with product delivery and related services from international vendors. We continue to monitor the impact of inflation on our business operations and may need to adjust pricing strategies as needed to offset cost increases during fiscal 2025 and beyond. Fluctuations in general price inflation could negatively affect our financial results by adversely impacting material availability, shipping and warehousing expenses, and other operational overhead. Inflationary pressures may be compounded by elevated transportation costs linked to geopolitical conflicts, including the Russia-Ukraine war, tensions between China and Taiwan, and the Israel-Hamas conflict. We cannot provide an estimate or range of impact that such inflation may have on our future results of operations. However, failure to recover increased costs through pricing adjustments or a decline in consumer spending could negatively affect our business, results of operations, financial condition, and cash flows.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 1, 2025, the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
August 3, 2025 - August 30, 2025	33,519	$54.26	33,519	$80,081,954
August 31, 2025 - October 4, 2025	57,054	63.72	57,054	76,446,634
October 5, 2025 - November 1, 2025	77,883	59.58	77,883	71,806,703
Total	168,456	$59.92	168,456	$71,806,703

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter, if any. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions
(3)	On September 11, 2024, we announced that our Board of Directors authorized a share repurchase program of up to $100 million (replacing the previous stock repurchase program which was terminated). This program authorizes the Company to repurchase shares through September 30, 2028, and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

During the Company's fiscal quarter ended November 1, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: December 11, 2025

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)