Form 10-K
period 2026-01-31
BUILD-A-BEAR WORKSHOP INC
filed 2026-04-16
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2026

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

There is no non-voting common equity. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of $49.36 for the shares on the New York Stock Exchange on August 2, 2025) was $649.5 million as of August 2, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 14, 2026, there were 12,580,479 issued and outstanding shares of the registrant’s common stock.

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

The following discussion contains references to fiscal 2025, fiscal 2024 and fiscal 2023, which represent our fiscal years ending January 31, 2026, February 1, 2025  and February 3, 2024, respectively.

PART I

ITEM 1.	BUSINESS

Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer for children. Build‑A‑Bear has evolved to become a leading global "retailtainment" brand on a mission to add a little more heart to life. At Build-A-Bear, guests are invited to create personalized furry friends through a unique stuffing, dressing, accessorizing and naming process, accentuated by a memorable Heart Ceremony that creates moments of connection for people of all ages. Over the years, Build‑A‑Bear has grown into a multi‑generational phenomenon, positioned at the intersection of pop‑culture trends. Beyond its signature retail experience, our brand also offers pre‑stuffed plush, gifting, partnerships with best‑in‑class licensed and collectible characters, and original storytelling through Build‑A‑Bear Entertainment, LLC.  Build‑A‑Bear’s current brand platform and message, “The Stuff You Love,” crosses ages and cultures while celebrating nearly 30 years of helping people mark life’s meaningful moments.

The Build-A-Bear brand has high consumer awareness and positive affinity, and we leverage our brand strength to expand the footprint of our retail experience locations through a range of store sizes, formats, and locations, including tourist destinations. In addition to growing our corporately-managed store footprint, we are also growing through partner-operated and franchise locations, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program, and digital content, has led to omnichannel growth over the past several years. Build-A-Bear's pop-culture appeal plays a key role in expanding our total addressable market beyond children to teens and adults with sports licensing, collectible and gifting offerings, as well as to categories beyond plush.

As of January 31, 2026, the Company had 662 global locations through a combination of its corporately-managed, partner-operated, and franchise models. This reflects 375 corporately-managed locations, including 333 stores in the United States (“U.S.”) and Canada and 42 stores in the United Kingdom (“U.K.”) and the Republic of Ireland, 178 partner-operated locations in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 109 franchise locations operating internationally, all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites. Additionally, other parties sell our products on their sites under wholesale agreements. For the 2025 fiscal year, the Company had net new unit growth of 64 experience locations, comprised of seven corporately managed locations, 40 partner-operated locations, and 17 international franchise locations.

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

Description of Operations

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and digital engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with corporately-operated experience locations that feature a unique combination of interactivity and product in which guests can “make their own” furry friends by participating in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals along with the now-famous Heart Ceremony that helps to make the experience memorable by bringing the furry friend to "life."  Our retail footprint also comprises both domestic and international partner-operated and franchise locations that extend our unique combination of experience and product beyond our corporately-operated locations. We also operate buildabear.com that serves as an information and communications tool to plan a store visit as well as an e-commerce platform that focuses on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder” and an age-gated adult-focused “Bear Cave” microsite. Our retail stores also act as “mini distribution centers” that provide efficient omnichannel support for our digital demand. While the primary consumer target for our retail stores is families with children,  our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults. We have also extended our business model by leveraging our brand strength and owned intellectual properties through the creation of engaging content for kids and adults while also offering products at wholesale and in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

We seek to provide outstanding guest experiences across all channels and touch points including our retail locations, our e-commerce sites, our mobile sites and apps as well as traditional, digital, and social media. We believe the hands-on and interactive nature of our experience locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand which has multi-generational appeal that captures today’s zeitgeist including desire for engaging experiences, personalization and “DIY” while being recognized as trusted, giving, and a part of pop culture.

Operating Strategies

Our operating strategies have enabled us to build a strong foundation while continuing to invest in the brand’s iconic status, diversifying and growing the business by reaching more consumers, in more places, with more products, for more occasions. Upon that foundation, we have evolved to focus on scaling our company through a four-pillar strategic framework, supported by four platform areas. These four pillars are intended to leverage the strength of the brand to drive incremental revenue, with pillars one and two continuing to activate proven strategies, with an expectation that they will help fund the expansion into the newer revenue streams represented by pillars three and four.

 These four pillars are as follows:

•

Pillar One is Organic Growth. While we expect to add new and faster-growing revenue streams over time, we must also continue to drive our core business. We plan to do this by optimizing our omnichannel model via deeper integration, greater visibility, and more meaningful engagement with guests to improve lifetime value. Our physical experience locations remain critical in building the strength of the Build-A-Bear brand with our core kid consumer. At the same time, our e-commerce business remains our single largest store, serving as a key information destination and a highly complementary channel that extends our reach beyond the core by over-indexing with teen and adult gifting and collectible consumers.

•

Pillar Two is Location Expansion.  We expect to continue growing our experiential location footprint across all three retail business models, including corporately operated, partner-operated, and franchise, with a particular focus on international growth through our asset-light partner-operated approach. We expect to continue opening across global locations, in a broad range of formats, from smaller shop-in-shops to larger, tourist-destination locations.

•

Pillar Three is Wholesale and Outbound Brand Licensing. We are enhancing our capabilities, from systems to sourcing to replenishment, to be able to seamlessly sell branded pre-stuffed products based on a variety of form factors, to traditional wholesale customers beyond our experience locations. This effort is not only designed to drive incremental revenue but also to extend the brand presence to tens of thousands of new points of sale. We also intend to leverage our nearly 30 years of multi-generational brand equity to access substantial whitespace and enter adjacent non-plush categories through outbound licensing relationships, again, to bring Build-A-Bear-branded items to more places. Importantly, we view these additional spaces as complementary to our Workshops, with the intention of ultimately serving as a mechanism for awareness and trial, driving more traffic to our stores for the full Build-A-Bear experience.

•

Pillar Four is Gifting and Personalization. This pillar is designed to gain more share of the growing multi-billion-dollar gifting and personalization markets. Build-A-Bear offers beloved gifts that creates memories for both the gift-giver and recipient across multiple age groups and occasions. With over one-third of our revenue currently driven by birthdays, we have already proven that the brand is associated with gifting occasions but believe there is a robust opportunity to expand into gifts for more of life’s special moments, with our powerful brand and personalization options serving as an important competitive point of difference.

These four pillars are enabled by our continued focus on four platform areas that span each of the pillars and support their continued growth. The four platforms are as follows:

•

Platform One is Enhance Brand.  Building our brand is core to our long-term growth, as it is the cornerstone of our ability to bring the unique and memorable Build-A-Bear experience to more guests around the world. We leverage innovative, brand-aligned marketing strategies to reach and engage our guests to enhance their affinity with and trust of Build-A-Bear.

•

Platform Two is Leverage Content.  We drive elevated consumer engagement with Build-A-Bear through the strategic integration of product and experience across several different content strategies, including: stories that we tell through the launches of seasonal collections; owned Intellectual Property that can evolve from a screen-based character into plush; and partnerships with licensed brands for whom we can create unique “make-your-own” plush interpretations of their beloved characters.

•

Platform Three is Evolve Technology.  We strategically evolve our technological infrastructure as needed to support our future growth and make data-driven decisions that allow us to scale more effectively.

•

Platform Four is Elevate Organization.  We elevate our workforce to support the capabilities required for growth both through the development of current talent and the strategic addition of new team members to our organization.

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

We are committed to complying with governmental safety requirements specific to each product category and country where there are Build-A-Bear Workshop locations. Specifically, we believe all of the toy products sold in our stores and through our e-commerce sites meet Consumer Product Safety Commission (CPSC) requirements including the Consumer Product Safety Improvement Act (CPSIA) for children’s products. We also believe we comply with American Society for Testing and Materials (ASTM-F963), European Toy Safety Standards (EN71), China National Toy Standards (GB6675/GB5296.5), China Compulsory Certification (CCC), Australian/New Zealand Standard (AS/NZS 8124), Canadian Consumer Product Safety Act Toys Regulation (CCPSA), Chile Standard on Safety of Toys NCh 3251 and India Safety of Toys (IS:9873). Our products are tested through independent third-party testing labs for compliance with toy safety standards. Packaging and labels for each product indicate the age grading for the product and any special warnings in accordance with guidelines established by the CPSC or other applicable authority. We require our supplier factories to be compliant with the International Council of Toy Industries (ICTI) Ethical Toy Program certification or with other comparable third-party social compliance programs. The ICTI Ethical Toy Program process is a social compliance program to promote ethical manufacturing in the form of fair labor treatment, as well as employee health and safety in the toy industry supply chain worldwide. In order to obtain this certification, each factory completes a rigorous evaluation performed by an accredited ICTI agent on an annual basis.

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

As of January 31, 2026, our inventory balance was $82.2 million, an increase of $12.4 million compared to February 1, 2025 driven by higher tariffs and inventory levels required to support expected increased sales activity. We are comfortable with the composition and level of our inventory.

Distribution and Logistics

We own a 350,000 square-foot distribution center in Groveport, Ohio (near Columbus), that services the majority of our stores in the U.S. and Canada. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement guaranteed through January 2026, which is currently continuing because neither party has terminated the agreement, to fulfill our store and e-commerce fulfillment needs. This agreement contains clauses that allow for termination if certain performance criteria are not met. In Asia, we contract for office space and a third-party distribution center in Shanghai, China, with the office space contract ending in August 2026 and the distribution center contract ending in April 2026, with both contracts expected to be renewed before their respective expiration dates.

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

Human Capital Management

Employees

As of January 31, 2026, we had approximately 1,200 full-time and 4,300 part-time employees in the U.S., Canada, China, the UK, and the Republic of Ireland.  The number of part-time employees at all locations fluctuates depending on our seasonal needs. We believe our relationship with our employees is positive. Recently, unions have attempted to organize our employees at a small number of corporately-managed stores in the U.S. with employees at one location voting to unionize in December 2025.

Our Culture

Our mission statement is to "add a little more heart to life." This tenet guides both the experience that we provide our guests and the way we treat our fellow associates, vendors and partners. Every day, we work to create a unique and fun environment that values and promotes teamwork and individual contributions. In accordance with our company values, our culture goals include collaboration, fostering a learning culture, and looking for new possibilities to help us strive for breakthrough results.

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

.

Human Capital Management Oversight

Our recruitment is all about finding the perfect fit for each position. We seek out individuals who will thrive and contribute to our special Bear family. Our Build-A-Bear HR teams scout for the best talent to fill a wide variety of roles and functions. They rely on various avenues to support their efforts, including internal job placements and promotions, career websites, social media, internships, and temporary hiring services, as well as guests who have a desire to join our team. We have set a minimum age of 18 to work in our stores, Bearhouse, and Bearquarters. We ensure the right fit by providing each of our managers access to digital surveys completed by candidates, as well as interview guides to ensure rigorous interviews are completed. Reference checks and psychological tests are also utilized to help ensure that candidates values align with our mission and vision.

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

Compensation Philosophy, Benefits, and Wellness

Our approach to compensation focuses on consistency, performance, and fairness across our offices, distribution centers, and stores world-wide. We have conducted compensation risk assessments to evaluate our pay practices and policies to help identify if there are high-risk compensation plans and assist us in better understanding which plans may pose moderate risks. Results of the assessments are shared with the Compensation and Human Capital Committee of our Board of Directors to inform its review of the Company's base salary and bonus initiatives, incentive bonus framework, as well as executive and director compensations assessments.

We continuously strive to make Build-A-Bear a fun place and make it a point to care about the health, well-being, and long-term financial security of our associates and their families. We achieve this with our comprehensive health coverage and other important employee benefits including paid time off, savings and retirement benefits, and life and disability insurance. We also provide an online corporate perquisites program, a scholarship program, as well as employee assistance programs, most notably the Beverly Fund, administered through Build-A-Bear Foundation, which was created to honor one of our associates who lost their battle with cancer.

Giving Back: Philanthropy and Social Impact

The act of giving – providing support and caring for one another – is one of our core values and has been a pillar of our brand throughout our history. Our giving program comes to life through the work of Build-A-Bear Foundation and the generous acts of our associates and guests. Founded in 2004, the Build-A-Bear Foundation is the charitable arm of our Company. Its mission is to add a little more to life by sharing hugs, inspiring creativity, and supporting those in need. We partner with many organizations to share books, bears and amazing experiences across the globe.

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

Since our signature products, teddy bears and other stuffed animals, are included in the toy category, we compete indirectly with a number of companies that sell plush products or premium children’s toys, including, but not limited to, Ty, Jellycat, Jazwares, Hasbro, Pop Mart, Mattel and Lego. We also compete with toy retailers including online and mass merchandisers such as Amazon and Target.

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

We have developed licensing and strategic relationships with leading retail and cultural organizations. We plan to continue to collaborate with companies that have strong, family-oriented brands and provide us with attractive marketing and merchandising opportunities. These relationships for specific products are generally reflected in contractual arrangements for limited terms that are terminable by either party upon specified notice. Specifically, we have key strategic relationships with select companies in which we feature their brands on products sold in our stores, including Sanrio, Disney, BBC, Pokémon, NBCUniversal, Warner Bros., Lucasfilm, ViacomCBS, Nintendo and major professional sports leagues along with other culturally relevant brands.

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

Inflation had an adverse effect on our business operations in fiscal 2025, predominately through rising store labor costs. Although we took actions to mitigate these pressures, such as strategic price increases on highly sought-after products, there can be no assurance that we will be able continue these actions or that they will be successful in the future. We expect the inflationary pressures experienced in fiscal 2025 to continue in fiscal 2026.

We continue to monitor the impact of inflation and tariffs on our business operations on an ongoing basis and may need to adjust our prices further to mitigate the impacts of changes to the inflation rate during 2026 or in future years. These select price increases could have a negative impact on demand for our products.

Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly impair consumer spending and reduce purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars, geopolitical shifts, and other conflicts, such as the Russia-Ukraine crisis, current geopolitical environment arising from events in the Middle East that has heightened geopolitical tensions in the  region, as well as natural disasters, increases in commodity prices or labor costs, or the prospect of such events. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises of oil as well as other non-petroleum products and associated economic volatility. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets. A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

Our success and profitability depend not only on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow us to make a profit. Inflation, tariffs, rising petroleum and material prices, increased transportation and shipping costs, increased labor costs in the markets in which our products are manufactured and sold, or other factors all may increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability, and harm our business, in particular if we are unable to further adjust prices beyond what we were able to do in fiscal 2025, as discussed above.

Political developments, including in trade relations, in particular as to the impact of the significant tariffs on products sourced from countries from which we import is expected to have an impact on our business, mainly our cost of goods and profit margin.

Changes to trade policy or the breakdown of trade relations with the United States in a country in which we have significant operations, or sales, or from which we source raw materials, supplies, or through which such raw materials or supplies are delivered could adversely affect our business, financial condition, and results of operations. As a company that sources a substantial portion of our inventory from China and Vietnam, tariffs   generally increase our cost of goods sold, which could adversely affect our profit margins.

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in additional inventory costs or supply chain disruptions, higher product prices, potentially reducing consumer demand and impacting our sales volume volatility, which could adversely impact our future sales volume, business, financial condition, and results of operations, materially or in ways that we cannot predict.  Additionally, the increased costs could force us to seek alternative suppliers, which may result in supply chain disruptions and further cost increases.

Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures or currency controls taken by other countries in response, could further adversely affect our business, financial condition, and results of operations. We are actively monitoring the situation and exploring strategies to mitigate these risks, including negotiating with suppliers, adjusting our pricing strategies, and seeking refunds. However, there can be no assurance that these measures will fully offset the negative impact of the tariffs on our business.

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

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors. Because we have a significant number of mall-based locations, we see our competition primarily as other retailers that compete for prime mall locations, including various apparel, footwear and specialty retailers. As a retailer whose signature product is a stuffed animal that is typically purchased as a toy or gift, we also compete with big box retailers and toy stores, as well as manufacturers that sell plush toys. Since we offer our guests an experience as well as merchandise, we also view our competition as any company that competes for our guests’ time and entertainment dollars, such as movie theaters, restaurants, amusement parks and arcades. In addition, there are several small companies that operate “make your own” teddy bear and stuffed animal experiences in retail stores and kiosks. Although we believe that none of these companies currently offer the breadth and depth of the Build-A-Bear Workshop products and experience, we cannot be certain that they will not compete directly with us in the future.

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

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our plush products and stuffing. Volatility in petroleum prices can be due to many external factors that are beyond our control including political, environmental, and economic factors such as hostilities or other conflicts in oil producing areas (including the Russia-Ukraine conflict, military actions in Iran and the current geopolitical environment arising from events in the Middle East, including the hostilities between the United States, Israel and Iran and others), limitations and/or disruptions in refining and pipeline capacity, and worldwide demand for petroleum. We cannot predict the price of crude oil or resulting petroleum products in the future. We may be unable to pass along to our guests the increased costs resulting from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.  In addition, as discussed above under “Any uncertainty or decline in general global economic conditions, caused by inflation, rising interest rates, geo-political conflicts, or other external factors, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability”, these matters could affect broader economic activities beyond the price of petroleum products.

Our use of artificial intelligence technologies presents operational, reputational, data security and legal risks that could adversely affect our business and financial performance, and any failure to effectively leverage artificial technologies in our business could negatively impact our customer engagement and competitive position.

Like many businesses, we incorporate, and expect to continue to incorporate, machine learning and other forms of artificial intelligence (“AI”) into various aspects of our business, including digital marketing, customer engagement, merchandising, finance and other operational and administrative activities. Ongoing technological advancements may allow us to expand the use of AI, including generative AI, into these and other key operational and/or administrative aspects of our business.

As our reliance on AI increases, our operations may become more dependent on the accuracy, reliability, security and alignment of these technologies with our business objectives and controls. The use of AI systems, particularly autonomous or agentic AI (systems are designed to reason, plan, and take actions to achieve defined objectives with reduced or no human intervention), by malicious actors may increase our exposure to cybersecurity threats and may inadvertently expose sensitive or confidential business information or personal information if our systems are not properly configured, monitored or secured. Furthermore, any AI technologies we adopt will be reliant on third party service providers, who may have access to our confidential information, intellectual property and personal data of our customers, employees or business partners. We may have limited ability to monitor or control their operations, data handling practices, security measures or compliance with applicable laws and contractual requirements. Failures or vulnerabilities in such third party systems, including those supporting autonomous or agentic AI capabilities, could have cascading effects across our operations. Any failure by such third parties to adequately protect our data, comply with applicable privacy, security or intellectual property laws or deliver reliable and effective AI solutions could result in operational disruptions, regulatory investigations, litigation, reputational harm, loss of competitive advantage and significant costs.

In addition, our competitors or other third parties may adopt AI technologies more rapidly or deploy them more effectively than we do, which could reduce our ability to compete successfully and adversely affect our results of operations. AI driven tools could produce outputs that are or are alleged to be deficient, inaccurate, or biased, which could negatively impact our business, financial condition, and results of operations. The rapid evolution of AI, including potential government regulation of AI, may require significant investments by us to develop, test and maintain our implementations of AI. Those investments may be significant and there can be no assurances that such investments will yield anticipated operational efficiencies, revenue growth, cost savings or other benefits.

OPERATIONAL RISKS

If we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected.

We believe that our success depends in large part upon our ability to continue to attract new and repeat guests with our interactive shopping experience, and our ability to anticipate, gauge and respond in a timely manner to changing consumer preferences, such as online buying, and fashion trends including through licensed relationships. We cannot be certain that there will continue to be a demand for our “make-your-own stuffed animal” interactive experience, including our store design and brand appearance, or for our stuffed animals, related apparel and accessories. A decline in demand for our interactive shopping experience, our stuffed animals, related apparel or accessories, or a misjudgment of consumer preferences, fashion trends or the demand for licensed products, including those that are associated with new movie releases, could have a negative impact on our business, financial condition and results of operations. In addition, negative commentary regarding our company or the products we sell may be posted on social media sites and other platforms at any time and may negatively impact our reputation or business.

Our future success depends, in part, on the popularity and consumer demand for brands of licensors such as Sanrio, Disney, BBC, Pokémon, NBCUniversal, Warner Bros., Lucasfilm, ViacomCBS and Nintendo. If we are not able to meet our contractual commitments or are unable to maintain licensing agreements with key brands, our business may be adversely affected. There can be no certainty that our access to licensed brands will continue to be successful or enable us to maintain high levels of sales in the future and the timing of future entertainment projects may not coincide with the timing of previous successes impacting our ability to maintain sales levels. In addition, if we miscalculate the market for our merchandise or the purchasing preferences of our guests, we may be required to sell a significant amount of our inventory at discounted prices or even below cost, thereby adversely affecting our financial condition and profitability.

If we cannot renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed.

We lease all of our corporately-managed store locations in the U.S., U.K., Canada and the Republic of Ireland. Most of our store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed-upon minimum annual sales level. Some store leases only include a provision for a percentage of a store's total sales, instead of a fixed base rent amount. A number of our leases include a termination provision that applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year and the sixth to seventh year of the lease, which may be at either the landlord’s option or ours. Although we have largely shifted our leases in North America to shorter term leases to provide flexibility in aligning stores with market trends, this strategy has risk if we renew leases at a time when commercial rental rates are higher than the rate we could have secured with a longer-term lease. Furthermore, some of our leases contain various restrictions relating to change of control of our company. Our leases also subject us to risks relating to compliance with changing shopping location rules and the exercise of discretion by our landlords on various matters within these locations. We may not be able to maintain or obtain favorable locations within these desirable shopping locations. The terms of new leases may not be as favorable, which could cause an increase in store expenses negatively impacting overall profitability. If we execute termination rights, we may incur expenses and charges associated with those closures that could negatively impact our profitability.

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

Our leases in the U.K. and the Republic of Ireland also typically contain provisions requiring rent reviews every five years in which the base rent that we pay is adjusted to current market rates. These rent reviews generally require that base rents can be changed "upwards only" but cannot be reduced if market conditions have deteriorated. We may be required to pay base rents that are significantly higher than we have projected. As a result of these and other factors, we may not be able to operate our European store locations profitably. If we cannot do so, our results of operations and financial condition could be harmed, and we may be required to record significant additional impairment charges.

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

Additionally, in the fiscal year 2025, we operated 25 stores located within other retailers’ stores and 178 stores through our partner-operated model while our franchise partners operated 109 stores. We have less corporate influence over these stores outside of our corporately-managed locations, and they are therefore subject to the operational risks of these companies, including, but not limited to, ineffective store operations, labor disputes, and negative publicity, all of which could negatively impact the sales and operating performance in these other locations.

Our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently.

The operation of our stores is dependent on our ability to distribute merchandise to locations throughout the U.S., Canada, and Europe in a timely manner. We own a 350,000-square-foot distribution center in Groveport, Ohio, and rely on this warehouse to receive, store, and distribute merchandise for the majority of our North American locations and to our third-party retail partners. To operate this distribution center, our ability to meet changing labor needs while controlling our costs is subject to external factors such as labor laws, regulations, unemployment levels, prevailing wage rates, and changing demographics. In addition, we rely on third parties to manage all of the warehousing and distribution aspects of our business in the western U.S. and Europe. For example, as noted above, in Europe, we contract with a third-party distribution center in Selby, England under an agreement that ended in January 2026, but which is currently continuing because neither party terminated the agreement. Any significant interruption in the operation of the distribution centers due to natural disasters or severe weather, events such as fire, accidents, power outages, system failures, public health issues such as pandemics or other health risks, or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and fulfill e-commerce orders and could decrease our sales and increase our costs associated with our supply chain.

INTERNATIONAL RISKS

We rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores.

We do not own or operate any factories that produce our plush products, clothing, shoes or accessories. In fiscal 2025 we purchased 75% of our merchandise from five vendors, compared to 69% in fiscal 2024. These vendors in turn contract for the production of merchandise with multiple manufacturing facilities. Prior to 2020, over 90% of merchandise received annually was produced in China. However, our efforts to diversify our supply chain reduced China sourcing to 51% of merchandise received as production shifted primarily to Vietnam, which provided 44% of our merchandise in fiscal 2025. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing merchandise for us at any time. If any of our significant vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term or long-term disruption to our inventory flow or quality of the inventory as we transition our orders to new vendors or factories which could, in turn, disrupt our store operations and have an adverse effect on our business, financial condition and results of operations. Such disruptions may result from public health issues such as a pandemic, weather related events, natural disasters, trade restrictions, tariffs, changes in local laws, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, geopolitical issues or other factors beyond our control. Additionally, in the event of a significant price increase from these suppliers, we may not be able to find alternative sources of supply in a timely manner or raise prices to offset the increases, which could have an adverse effect on our business, financial condition and results of operations.

Our merchandise is manufactured by foreign manufacturers, we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations.

We purchase the most of our merchandise directly from manufacturers in foreign countries, primarily in China and Vietnam. In addition to the risks associated with tariffs discussed in "Political developments, including in trade relations, in particular as to the impact of the significant tariffs on products sourced from countries from which we import is expected to have an impact on our business, mainly our cost of goods and profit margin " above, any event causing a disruption of imports, including the imposition of, increase in amount of or uncertainty regarding import restrictions, taxes or fees, labor strikes or lockouts or pandemics, could adversely affect our business. For example, our vendors in China and Vietnam were temporarily closed for periods of time in 2020, 2021 and 2022 as a result of the COVID pandemic, ceasing production of inventory and supplies. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries where the materials or goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell and to raw material imported to manufacture those products. Such tariffs or quotas are subject to change.

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

Additionally, we conduct business globally in many different jurisdictions with currencies other than U.S. dollars. Our results could be negatively impacted by changes or fluctuations in currency exchange rates since we report our consolidated financial results in U.S. dollars. For example, we may purchase products in U.S. dollars but sell them to consumers or to our foreign subsidiaries in local currencies, which exposes us to foreign exchange risk, as described in “Our merchandise is manufactured by foreign manufacturers and we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations” above.  In addition, we could experience restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

If we cannot effectively manage our international partner-operated locations, attract new partners or if the laws relating to our international partners change, our growth and profitability could be adversely affected, and we could be exposed to additional liability.

As of January 31, 2026, there were 109 Build-A-Bear Workshop international franchise locations and 178 international, partner-operated locations. We cannot ensure that our international partners will be successful in identifying and securing desirable locations or in operating their stores. International markets frequently have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our corporately-managed markets, which may impact the performance of these stores. Additionally, our international partners may experience financing, merchandising and distribution expenses and challenges that are different from those we encounter in our corporately-managed markets. The operations and results of our international partners could be negatively impacted by the economic, public health (such as a pandemic), or political factors in the countries in which they operate or foreign currency fluctuations. These challenges, as well as others, could have a material adverse effect on their business and, in turn, negatively impact our own business, financial condition, and results of operations.

The success of our franchising business depends upon our ability to attract and maintain qualified franchisees with sufficient financial resources to develop and grow their operations and upon the ability of those franchisees to successfully develop and operate their franchise locations. Franchisees may not operate stores in a manner consistent with our standards and requirements, may not hire and train qualified managers and other store personnel, may not operate their stores profitably and may not pay amounts due to us. As a result, our franchising operations may not be profitable. Moreover, our brand image and reputation may suffer. If franchisees perform below expectations, we may transfer those agreements to other parties, take over the operations directly or discontinue the franchise agreement. Furthermore, the interests of franchisees might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business objectives, we are responsible for ensuring the success of the Build-A-Bear brand and all of our stores. In addition, we have terminated our franchise agreement covering China resulting in the closure of 12 of 14 stores in the country. This resulted in a total of 109 total franchise locations at the end of the fiscal year.

A key growth initiative for our business is the global expansion of our unique experience locations through international, third-party-operated locations. At the end of fiscal 2025, we had opened more than 30 international locations, and additional locations are expected to be opened in 2026 and beyond. The success of this strategy is dependent on our partners operating locations in a manner consistent with our standards and requirements, hiring and training qualified personnel, and operating the stores profitably so as to continue the relationship. We do not have direct control over our business partners and may not have visibility into their practices.

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

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, manage inventory, operate our websites, manage consumer databases, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, code anomalies, phishing, smishing, artificial intelligence deepfakes, computer viruses, other malware attacks, ransomware attacks, “Acts of God,” human error or other causes. The nature and scope of threats from artificial intelligence, in particular, represents a new, unpredictable frontier.

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

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of consumers and sales, and could have negative consequences to us, our employees, and those with whom we do business. In addition, our workforce's combination of remote work, hybrid, and flexible work schedules opens us up for cyber-security threats and potential breaches as a result of increased employee usage of networks other than company-managed. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

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

The strength and appeal of our brand may be affected by how we address certain environmental, social and governance ("ESG") matters, which require coordination across our Company. We face risks related to climate change, resource availability, and increasing public and regulatory focus on environmental sustainability topics such as emissions, packaging and waste. We may also face pressure to expand ESG-related disclosures, establish goals or commitments, or take actions to meet evolving stakeholder expectations, which could result in increased costs, operational complexity or execution risk. If we choose to expand our disclosures, the metrics we publish—whether based on internally developed standards or external frameworks—may affect our reputation, and any failure to accurately track, report or achieve stated objectives could adversely affect our business, financial condition and results of operations.

In addition, we may be subject to existing or future laws and regulations requiring disclosures related to sustainability matters, including climate-related risks, greenhouse gas emissions, human capital, or other ESG topics. Compliance with such requirements, if applicable to us, may require enhancements to systems, controls, processes and governance and could require significant time and financial resources. Failure to comply with applicable requirements could result in investigations, penalties, enforcement actions or reputational harm.

If we publicly report ESG-related information, we may also be subject to increased scrutiny or criticism, including from stakeholders with differing views on ESG matters. Such scrutiny, including adverse publicity or legislative or regulatory actions, could negatively impact our reputation, brand value, financial condition and results of operations.

Risks Related to Owning Our Common Stock

Fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline.

Retailers generally are subject to fluctuations in quarterly results. Our operating results for one period may not be indicative of results for other periods, and may fluctuate significantly due to a variety of factors, including:

•	changes in tariffs and trade and other foreign policy matters, or increases in the cost of petroleum due to global conflicts, all of which may impact pricing;

•	changes in foreign exchange rates;

•	the profitability of our stores;

•	increases or decreases in total revenues;

•	changes in general economic conditions and consumer spending patterns;

•	the timing and frequency of our marketing initiatives;

•	seasonal shopping patterns;

•	the timing of store closures, relocations and openings and related expenses;

•	the effectiveness of our inventory management;

•	changes in consumer preferences;

•	the continued introduction and expansion of merchandise offerings including those associated with major motion pictures, and our ability to predict which motion pictures will drive product sales;

•	actions of competitors or mall anchors and co-tenants;

•	weather conditions and natural disasters;

•	public health issues such as pandemics, and associated impacts on store openings and store operations;

•	the timing and frequency of national media appearances and other public relations events; and

•

the impact of a 53rd week in our fiscal year, which occurs approximately every six years, (e.g., the last of which occurred in fiscal 2023) and can affect comparability between periods that do not include the 53rd week.

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

From time to time, we have repurchased shares under plans authorized by our Board of Directors, most recently a $100 million program adopted in September 2024. Such programs generally do not require us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased sales, increased expenses, or capital expenditures or other uses of cash, we may not be able to repurchase shares of our common stock at all or at times or in the amounts we desire. As a result, the results of any share repurchase program may not be as beneficial as expected. Additionally, cash flow decreases could cause us to discontinue the Board of Director-approved quarterly dividend program or reduce the dividend relative to prior periods. Our credit agreement restricts our ability to repurchase shares and issue dividends when certain liquidity conditions exist.

The market price of our common stock has been and may continue to be volatile.

During fiscal 2025, the trading price of our common stock fluctuated between $32.55 and $75.85 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the retail industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures, stock repurchases, dividends, or other strategic initiatives) by us or other similar companies. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile based on factors specific to our company and industry as well as factors related to the equity markets overall. Moreover, we believe that such volatility has attracted the interest of activist shareholders in the past and may continue to do so. Responding to activist shareholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.

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

The success of our business depends upon the quality of key personnel and associates throughout our organization and our ability to attract and retain these qualified key employees. The loss of any of our executive officers or other key senior management team could harm our business, in particular if we have not planned for their succession. For example, within the last year, two of our executive officers announced their retirement or intention to retire, including our currently president and chief executive officer following a multi-year planned succession process.  While in each case we planned for, and executed, an orderly transition, we may not be able to do so in the future.  The failure to successfully transition and assimilate key management, the effectiveness of our leaders, and any further transitions could adversely affect our business, financial condition, and results of operations. In addition, our success also depends substantially on the contributions and abilities of our retail store employees, or associates, upon whom we rely on to give our customers a superior interactive in-store retail experience and elevate our brand. Accordingly, our performance depends on our ability to recruit and retain high-quality store management personnel and other associates to work in and manage our corporately-managed stores, both domestically and internationally.

The loss of these key employees, change in management for strategic purposes, our inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified candidates could have a material adverse effect on our business, financial condition and results of operations.

Because our business is largely based on a vertical retail model, labor-related matters, ranging from union formation to labor disputes, may adversely affect our operations.

We have in the past and could in the future face a variety of labor-related matters and disputes, including but not limited to general discrimination, privacy, wage and hour, Employee Retirement Income Security Act, disability claims, union organization and unfair labor practice charges. These matters and claims can raise complex factual and legal issues, potentially creating additional risks and uncertainties that could result in litigation or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission and the U.S. National Labor Relations Board (NLRB).

The recent increase in workers exercising their right to form or join a union, both generally and in the retail industry, in conjunction with the late 2023 NLRB issuance of a number of decisions making it easier for employees to organize (or any additional labor law or regulatory changes to that effect), could disrupt our ability to efficiently operate our retail locations and adversely affect our business.

Recently, unions have attempted to organize our employees at a small number of corporately-managed stores in the U.S. with employees at one location voting to unionize in December 2025.

Because there can be no assurance that employees at other locations will not elect to be represented by labor unions in the future, the extent to which a significant portion of our employee base would choose to unionize, or attempt to unionize, could negatively impact our overall labor and other related store operations cost.  Additionally, our management and team members may be required to redirect time to respond to union activities, which could be distracting to our operations. Future union activities, including organizing efforts, slow-downs, strikes, or work stoppages could negatively impact our business and results of operations and consumer sentiment.

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

Through the date of filing this Annual Report, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. We have not encountered any significant incidents in the past fiscal year. However, we are aware of the ongoing threats that could, if materialized, have a significant impact on our business operations, strategies, or financial condition. Despite our rigorous cybersecurity efforts, we recognize that no system is infallible, and thus we cannot guarantee complete efficacy in preempting or mitigating all potential cyber threats. We continuously evaluate and disclose how identified cybersecurity risks, including those from past incidents, could materially influence our operational, strategic, or financial landscapes.

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

Our cybersecurity initiatives are led by our CTO and our Director of Security, who hold a Bachelor of Science, Management Information Systems and a Master of Science, Computer and Information Systems Security and Information Assurance. In addition, our CTO and our Director of Security have Computer Hacking Forensics Investigator and Certified Ethical Hacker certifications. Both, under the CTO’s leadership, have extensive experience in managing information security, crafting cybersecurity strategies, and spearheading initiatives to counter evolving cyber threats.

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

Stores

We lease all our store locations. As of January 31, 2026, we operated 375 retail stores located primarily in major malls throughout the U.S., Canada, the U.K., and Ireland in our DTC segment.

Non-Store Properties

We own a warehouse and distribution center in Groveport, Ohio, which is utilized primarily by our DTC segment. The facility is approximately 350,000 square feet and includes our North American e-commerce fulfillment center. We lease 51,600 square feet in a building that we use as our corporate headquarters in downtown St. Louis, Missouri with a lease of eleven years commencing in June 2020. This lease was modified in March 2024 to increase the square footage of our corporate headquarters to approximately 58,000 square feet without changing the term length. We also lease an approximately 1,870 square foot storage space in St. Louis, Missouri with the lease commencing in July 2023 and continuing through July 2028. In the U.K., we lease approximately 6,500 square feet for our regional headquarters in Slough, England under a lease that commenced in March 2016 with a term of 10 years. The lease was extended recently through March 2031. We also contract with a third-party warehouse in southern California to service our West Coast stores. The contract has a one-year term and is renewable. In Europe, we contract with a third-party distribution center in Selby, England under an agreement that ended in January 2026. This agreement contained clauses that allow for termination if certain performance criteria were not met. We are now operating under a month-to-month arrangement with both parties working towards signing a new agreement.  In Asia, we contract for office space and a third-party distribution center in Shanghai, China, with the office space contract ending in August 2026 and the distribution center contract ending in April 2026.

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

Holders

As of April 14, 2026, the number of holders of record of the Company’s common stock totaled approximately 1,664.

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

In fiscal 2025, our Board of Directors declared a quarterly dividend of $0.22 per share on the issued and outstanding common stock representing an increase of 10%, which was paid on April 10, 2025. The Company also paid quarterly dividends of $0.22 per share to recorded shareholders on July 10, 2025, October 9, 2025, and January 8, 2026.

Additionally, on March 11, 2026, the Board of Directors declared a quarterly cash dividend of $0.23 per share of issued and outstanding common stock, representing an increase of 4.5%.  The dividend was paid on April 9, 2026, to all stockholders of record as of March 26, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

 Refer to Part III, Item 12, for information related to our equity compensation plan.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Nov 2, 2025 - Nov 29, 2025	35,987	$49.91	35,987	$70,010,542
Nov 30, 2025 - Jan 3, 2026	62,832	55.84	62,832	66,502,014
Jan 4, 2026 - Jan 31, 2026	74,085	64.95	74,085	61,690,556
Total	172,904	$58.51	172,904	$61,690,556

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

Cumulative Total Return
	January 30,	January 29,	January 28,	February 3,	February 1,	January 31,
	2021	2022	2023	2024	2025	2026
Build - A - Bear	$100.00	$339.75	$473.65	$473.65	$906.10	$1,299.30
Russell 2000	$100.00	$94.93	$92.18	$94.65	$110.32	$126.05
Russell 2000 Consumer Discretionary	$100.00	$98.10	$88.92	$93.30	$106.10	$102.55

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the past three years.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Build-A-Bear Workshop, Inc., a Delaware corporation, was formed in 1997 as a mall-based, experiential specialty retailer for children. Build‑A‑Bear has evolved to become a leading global "retailtainment" brand on a mission to add a little more heart to life. At Build-A-Bear, guests are invited to create personalized furry friends through a unique stuffing, dressing, accessorizing and naming process, accentuated by a memorable Heart Ceremony that creates moments of connection for people of all ages. Over the years, Build‑A‑Bear has grown into a multi‑generational phenomenon, positioned at the intersection of pop‑culture trends. Beyond its signature retail experience, our brand also offers pre‑stuffed plush, gifting, partnerships with best‑in‑class licensed and collectible characters, and original storytelling through Build‑A‑Bear Entertainment, LLC.  Build‑A‑Bear’s current brand platform and message, “The Stuff You Love,” crosses ages and cultures while celebrating nearly 30 years of helping people mark life’s meaningful moments.

The Build-A-Bear brand has high consumer awareness and positive affinity, and we leverage our brand strength to expand the footprint of our retail experience locations through a range of store sizes, formats, and locations, including tourist destinations. In addition to growing our corporately-managed store footprint, we are also growing through partner-operated and franchise locations, particularly for our international expansion. Our ongoing digital transformation, which touches our e-commerce business, consumer loyalty program, and digital content, has led to omnichannel growth over the past several years. Build-A-Bear's pop-culture appeal plays a key role in expanding our total addressable market beyond children to teens and adults with sports licensing, collectible and gifting offerings, as well as to categories beyond plush.

As of January 31, 2026, the Company had 662 global locations through a combination of its corporately-managed, partner-operated, and franchise models. This reflects 375 corporately-managed locations, including 333 stores in the United States (“U.S.”) and Canada and 42 stores in the United Kingdom (“U.K.”) and the Republic of Ireland, 178 partner-operated locations in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 109 franchise locations operating internationally, all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements. For the 2025 fiscal year, the Company had net new unit growth of 64 experience locations, comprised of seven corporately managed locations, 40 partner-operated locations, and 17 international franchise locations.

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

Selected financial data attributable to each segment for fiscal 2025, 2024 and 2023 are presented in Note 15 — Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our year-over-year results discussed below are impacted by fiscal 2025 and fiscal 2024 being 52-week periods compared to fiscal 2023 which had an additional week because it was a 53-week period.

Our consolidated net income was $52.2 million in fiscal 2025 compared to net income of $51.8 million in fiscal 2024 and $52.8 million in fiscal 2023. We believe that we have a concept that has broad demographic appeal which, for North American stores open for the entire year, averaged net retail sales per store of $1.2 million in fiscal 2025, 2024 and 2023.

We ended fiscal 2025 with no borrowings under our credit agreement and with $26.8 million in cash, cash equivalents and restricted cash after investing $25.5 million in capital projects throughout the year. In fiscal 2025 the company utilized $27.5 million in cash to repurchase 508,945 shares under the share repurchase program that was authorized by the Board of Directors on September 11, 2024 (the “September 2024 Stock Repurchase Program”). The September 2024 Stock Repurchase Program terminated the August 2022 Stock Repurchase Program and authorized a new share repurchase program of up to $100 million.  From the end of fiscal 2025 through April 14, 2026, the Company utilized $10.7 million to repurchase 231,153 shares under the stock buyback program, leaving $51.0 million available under the September 2024 Stock Repurchase Program.

On March 12, 2025, our Board of Directors approved a quarterly dividend program of $0.22 per share representing an increase of 10%, to evolve its strategic use of capital. During fiscal 2025, the company declared and paid quarterly dividends totaling $ 11.5 million to shareholders. Additionally, on March 11, 2026, the Board of Directors declared a quarterly cash dividend of $0.23 per share of issued and outstanding common stock, representing an increase of 4.5%.  The dividend will be paid on April 9, 2026, to all stockholders of record as of March 26, 2026.

Recent Events and Trends Regarding Tariffs and International Trade

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and assess their potential impact on its business, financial condition, and results of operations.

Since we import the vast majority of our products from vendors outside the U.S., we face uncertainty and risks related to tariffs and other trade policies that could negatively impact our Company.  Tariffs and other non-tariff trade practices can adversely affect our business in multiple ways including increased costs of our products. While we have taken steps in recent years to diversify our supply chain and reduce China sourcing by shifting primarily to Vietnam, we remain subject to substantial potential exposure to tariffs. Specifically, the latest tariffs implemented by the U.S. would have significant impact on our cost structure and product margins. Additionally, the uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade, including whether such tariffs or other measures will be withdrawn, or modified in the future, makes it difficult for us to operate optimally. Depending on the level and longevity of the tariff disruption, we will continue to adjust our pricing while monitoring the impact of inflation and consumer confidence, on both a micro and macro basis.

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

We use net retail sales per square foot as a performance measure for our business. The following table details net retail sales per square foot for stores open throughout the fiscal year for the periods presented:

	Fiscal year ended
	January 31,	February 1,	February 3,
Net retail sales per square foot	2026	2025	2024
North America (1)	$518	$492	$495
United Kingdom (2)	£735	£729	£629

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

Costs and Expenses

Cost of merchandise sold: Cost of merchandise sold is driven primarily by our retail segment. Cost of merchandise sold – retail includes the cost of the merchandise, including royalties paid to licensors of third party branded merchandise, tariff costs, store occupancy cost, including store depreciation and store asset impairment charges (if not disclosed separately due to materiality) (See Note 6 — "Property and Equipment, net" to the consolidated financial statements for additional accounting information regarding store asset impairment), cost of warehousing and distribution, packaging, stuffing, damages and shortages, and shipping and handling costs incurred in shipment to customers. Retail gross profit is defined as net retail sales less the cost of merchandise sold - retail. For the commercial segment, cost of merchandise includes the cost of merchandise sold to third-party retailers on a wholesale basis for sale within their stores. For the franchise segment, cost of merchandise includes the sale of furniture, fixtures, and supplies to our franchise partners.

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

Stores

Corporately-Managed Locations:

The number of Build-A-Bear Workshop stores in the U.S. and Canada (collectively, North America) and the U.K. and Ireland (collectively, Europe) for the last three fiscal years is summarized as follows:

	Fiscal year ended
	January 31, 2026			February 1, 2025			February 3, 2024
	North			North			North
	America	Europe	Total	America	Europe	Total	America	Europe	Total
Beginning of period	328	40	368	320	39	359	312	38	350
Opened	7	2	9	14	3	17	9	2	11
Converted	-	-	-	-	-	-	(1)	-	(1)
Closed	(2)	-	(2)	(6)	(2)	(8)	-	(1)	(1)
End of period	333	42	375	328	40	368	320	39	359

During fiscal 2025, our retail business model continued to evolve to address changing shopping patterns by diversifying our locations, formats and geographies. We are updating our store portfolio with our Discovery format, which represented 54% of our store base as of January 31, 2026. During fiscal 2025, we executed five planned net new store openings in North America, with seven being opened under the Discovery format. Temporary locations generally have lease terms of two to eighteen months. These specific sites are designed to capitalize on short-term opportunities. In the future, we expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans.

Partner-Operated Locations:

The number of partner-operated locations opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
Beginning of period	138	92	70
Opened	44	47	22
Closed	(4)	(1)	-
End of period	178	138	92

Through our partner-operated model, there were 178 stores in operation at the end of fiscal year 2025 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's, and Girl Scouts of the USA. The partner-operated model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased on a wholesale basis. These locations are heavily-weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Locations:

Our first franchise location was opened in November 2003. All franchise locations generally have similar signage, store layout and merchandise assortments as our corporately-managed stores. As of January 31, 2026, we had seven master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering an aggregate of twelve countries.

The number of international, franchise locations opened and closed for the periods presented below is summarized as follows:

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
Beginning of period	92	83	77
Opened	22	11	12
Closed	(5)	(2)	(6)
End of period	109	92	83

As of January 31, 2026, the distribution of franchise locations among these countries was as follows:

South Africa	23
Australia (1)	38
China (2)	4
Gulf States (3)	32
Chile	12
Total	109

(1)	Australia master franchise agreement includes New Zealand where one store is currently open.
(2)	China master franchise agreement includes Hong Kong where two stores are currently open.
(3)	Gulf States master franchise agreement includes Kuwait, Qatar and the United Arab Emirates which all have stores as well as Bahrain and Oman where no stores are currently open.

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

Results of Operations

Fiscal 2025 Overview

Our performance continues to reflect the success of our strategy which has allowed us to put the building blocks in place to develop a powerful platform to support our initiatives to deliver consistent profitable growth. We believe our elevated omnichannel business model, which includes a highly profitable e-commerce and experiential retail store base, complimented by diversified revenue streams and disciplined expense and balance sheet management, puts us in a solid position for continued future success. We delivered a full year pre-tax profit of $67.2 million, which was the highest in our company’s 28-year history. In response to a variety of external pressures including tariffs, changes in consumer shopping habits resulting in the rapid rise of the digital economy and shifting mall traffic patterns, we remained focused on accelerating and expanding our key initiatives by investing in and executing plans to improve operations and profitability. We believe that the majority of our positive performance was driven by the disciplined execution of our strategic initiatives, including leveraging our financial management to invest in growth initiatives, to contribute to an increase in total revenue of $33.4 million in fiscal 2025. We ended the year with cash and cash equivalents of $26.8 million with no outstanding borrowings on our credit facility. During fiscal 2025, the Company returned $39.0 million to shareholders through $27.5 million in share repurchases and $11.5 million in dividends.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total revenues, except where otherwise indicated. Percentages may not total due to immaterial rounding:

	Fiscal year ended
	January 31,	February 1,	February 3,
	2026	2025	2024

Revenues:
Net retail sales	91.7%	92.8%	93.9%
Commercial revenue	7.3	6.3	5.2
International franchising	1.0	0.9	0.9
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	43.9	45.0	45.3
Cost of merchandise sold - commercial (1)	44.4	42.8	47.6
Cost of merchandise sold - international franchising (1)	73.6	69.2	62.1
Total cost of merchandise sold	44.2	45.1	45.6
Consolidated gross profit	55.8	54.9	54.4
Selling, general and administrative	43.3	41.5	40.9
Interest income, net	(0.2)	(0.2)	(0.2)
Income before income taxes	12.7	13.5	13.6
Income tax expense	2.8	3.1	2.8
Net income	9.9%	10.4%	10.9%

Retail gross margin (2)	56.1%	55.0%	54.7%

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

Fiscal Year Ended January 31, 2026 Compared to Fiscal Year Ended February 1, 2025

Total revenues. Net retail sales were $486.0 million for fiscal 2025, compared to $460.3 million for fiscal 2024, an increase of $25.7 million or 5.6%, compared to the prior year. The components of this increase are as follows:

Fiscal year ended
January 31, 2026
(dollars in millions)
Impact from:
Existing stores	$17.2
New stores	15.9
E-commerce	(5.8)
Store closures	(2.5)
Gift card discounts	(0.1)
Foreign currency translation	2.5
Gift card breakage	(0.3)
Other	(1.2)
$25.7

The retail revenue increase was primarily the result of an increase in sales from corporately-operated retail locations through growth in the number of transactions, as our traffic outpaced national retail traffic data, and the opening of a net seven new corporately-managed locations in the fiscal year. The increased sales were partially offset by a decrease in web demand for the year.

Commercial revenue was $38.8 million for fiscal 2025 compared to $31.4 million for fiscal 2024, an increase of $7.4 million or 23.5%, primarily due to increased sales volume from our wholesale accounts through our partner-operated retail model.

Revenue from international franchising was $5.1 million for fiscal 2025 compared to $4.7 million for fiscal 2024. This $0.4 million or 8.5% increase was primarily due to having more stores in operation in 2025 compared to the same period in 2024 and the timing of product shipments.

Retail gross margin. Retail gross margin was $272.8 million in fiscal 2025 compared to $253.1 million in fiscal 2024, an increase of $19.7 million or 7.8%. As a percentage of net retail sales, retail gross margin increased to 56.1% for fiscal 2025 from 55.0% for fiscal 2024, or 110 basis points as a percentage of net retail sales. The increase in gross margin was the result of lower merchandise and freight costs partially offset by higher occupancy and tariff and related costs, net of mitigating actions.

Selling, general and administrative. Selling, general and administrative expenses were $229.2 million or 43.3% of consolidated revenue for fiscal 2025 as compared to $206.2 million or 41.5% of consolidated revenue for fiscal 2024. The increase in overall expense was driven by higher store-level wages due to minimum wage increases, higher corporate payroll and other costs and general inflationary pressures.

Interest income, net. For fiscal 2025, we had $0.8 million of interest income compared to $0.9 million of interest income in fiscal 2024.

Provision for income taxes. The provision for income taxes was $15.0 million in fiscal 2025 compared to $15.4 million in fiscal 2024. The 2025 effective rate of 22.3% differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the benefit of the foreign-derived intangible income (FDII) deduction and discrete benefits related to settlement of prior period positions. The 2024 effective rate of 22.9% differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the benefit of the FDII deduction.

Fiscal Year Ended February 1, 2025 Compared to Fiscal Year Ended February 3, 2024

Fiscal 2024 has a 52-week fiscal compared to fiscal 2023 which was impacted by an additional week as it was a 53-week period.

Total revenues. Net retail sales were $ 460.3 million for fiscal 2024, compared to $ 456.2 million for fiscal 2023, an increase of $ 4.2 million or 0.9%, compared to the prior year. The components of this increase are as follows:

Fiscal year ended
February 1, 2025
(dollars in millions)
Impact from:
New stores	$12.2
53rd week	(9.2)
Store closures	8.5
E-commerce	(8.1)
Gift card discounts	(2.3)
Gift card breakage	1.4
Foreign currency translation	0.8
Existing stores	0.2
Other	0.7
$4.2

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

Commercial revenue was $31.4 million for fiscal 2024 compared to $25.4 million for fiscal 2023, an increase of $6.0 million or 23.5%, primarily due to increased sales volume from our commercial accounts through our partner-operated model.

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

Interest income, net. For fiscal 2024, we had $0.9 million of interest income compared to $0.9 million of interest income in fiscal 2023.

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

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation, and Amortization

We believe that earnings before interest, taxes, depreciation, and amortization ("EBITDA") provides meaningful information about our operational efficiency by excluding the impact of differences in tax jurisdictions and structures, debt levels, and capital investment. Additionally, this measure is the metric used for portions of the Company's incentive compensation structure. This measure is not in accordance with, or an alternative to, GAAP. The most comparable GAAP measure is income before income taxes, or pre-tax income. EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measures for comparisons with other companies. The following table sets forth, for the periods indicated, the components of EBITDA (dollars in thousands):

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
Income before income taxes (pre-tax)	$67,227	$67,141	$66,329
Interest income, net	(801)	(861)	(929)
Depreciation and amortization expense	14,952	14,772	13,657
Earnings before interest, taxes, depreciation, and amortization	$81,378	$81,052	$79,057

EBITDA for fiscal 2025 was $81.4 million, compared to $81.1 million for fiscal 2024  and $79.1  million in fiscal 2023.   The increase of $0.3 million in fiscal 2025 and $2.0 million in fiscal 2024 were driven by retail and commercial margins partially offset by higher SGA expenses.

Liquidity and Capital Resources

Our cash requirements are primarily for the opening, remodeling or reformatting of stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through cash generated from operations.  A summary of cash provided by or used in our operating, investing and financing activities are shown in the following table (dollars in thousands):

	Fiscal year ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Net cash provided by operating activities	$65,052	$47,087	$64,310
Net cash used in investing activities	(25,545)	(19,317)	(18,295)
Net cash used in financing activities	(40,709)	(44,159)	(43,901)
Effect of exchange rates on cash	199	(180)	15
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,003)	$(16,569)	$2,129

Operating Activities. Cash flows provided by operating activities were $65.1 million, $47.1 million and $64.3 million in fiscal years 2025, 2024 and 2023, respectively. Cash flows from operating activities increased in fiscal 2025 as compared to fiscal 2024 primarily due to higher net income along with lower prepaid and other assets and an increase in accounts payable and accrued expenses.  These increases were partially offset by higher cash used for inventory purchases as a result of additional tariff costs and accelerated purchases of core products as part of the Company's tariff-mitigation plans. Cash flows from operating activities decreased in fiscal 2024 as compared to fiscal 2023 primarily driven by increased cash spent on inventory purchases in the second half of fiscal 2024 in anticipation of the uncertainty in cost due to potential tariffs, higher accounts receivable resulting from higher commercial revenue and decreased payables and accrued expenses.

Investing Activities. Cash flows used in investing activities were $25.5 million, $19.3 million and $18.3 million in fiscal years 2025, 2024 and 2023, respectively. The increases in cash used in investing activities when comparing fiscal 2025 to fiscal 2024 and fiscal 2024 to fiscal 2023 were primarily driven by an increased spending on capital expenditures related to information technology projects and new store openings.

Financing Activities. Financing activities used cash of $40.7 million in fiscal 2025, $44.2 million in fiscal 2024 and $43.9 million in fiscal 2023. Cash used in financing activities in fiscal 2025 decreased when compared to fiscal 2024 driven by a decrease in the amount utilized to repurchase shares compared to the prior year. Cash used in financing activities in fiscal 2024 increased slightly when compared to fiscal 2023 due to increased stock repurchases offset by lower dividends.

Capital Resources. As of January 31, 2026, we had a cash balance of $26.8 million, of which $20.8 million was domiciled within the U.S, after investing $25.5 million in capital projects throughout the year.

We have a new revolving credit and security agreement with PNC Bank, as agent, executed on December 31, 2025, that provides for a secured revolving loan in aggregate principal of up to $ 40.0 million, subject to a borrowing base formula. As of January 31, 2026, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) the borrower's option, at a rate based on SOFR, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of February 1, 2025, we had a borrowing base of $25.0 million. As of January 31, 2026, we have a borrowing base of $40.0 million and had no outstanding borrowings.

In fiscal 2025 the company utilized $27.5 million in cash to repurchase 508,945 shares under the share repurchase program that was authorized by the Board of Directors on September 11, 2024 (the “September 2024 Stock Repurchase Program”). The September 2024 Stock Repurchase Program terminated the August 2022 Stock Repurchase Program and authorized a new share repurchase program of up to $100 million.  From the end of fiscal 2025 through April 14, 2026, the Company utilized $10.7 million to repurchase 231,153 shares under the stock buyback program, leaving $51.0 million available under the September 2024 Stock Repurchase Program.

In fiscal 2025, the Company declared a quarterly dividend of $0.22 per share, representing an increase of 10% from the year before, during the first, second, third and fourth quarters, totaling $2.9 million, $2.9 million, $2.9 million and $2.8 million respectively.  Additionally, on March 11, 2026, the Board of Directors declared a quarterly cash dividend of $0.23 per share of issued and outstanding common stock, representing an increase of 4.5%.  The dividend will be paid on April 9, 2026, to all stockholders of record as of March 26, 2026.

We had restricted cash of $0.4 million as of January 31, 2026 February 1, 2025 and February 3, 2024.

Most of our retail stores are located within shopping malls and all are operated under leases classified as operating leases. Our leases in North America tend to be shorter term leases to provide flexibility in aligning stores with market trends. During fiscal 2025, lease extensions began to have longer terms as we have secured longer deals with more favorable terms. Our leases typically require us to pay personal property taxes, our pro rata share of real property taxes of the shopping mall, our own utilities, repairs and maintenance in our store, a pro rata share of the malls’ common area maintenance and, in some instances, merchant association fees and media fund contributions. Many leases contain incentives to help defray the cost of construction of a new store. Typically, a portion of the incentive must be repaid to the landlord if we choose to terminate the lease prior to its contracted term. In addition, some of these leases contain various restrictions relating to change in control of our company. Our leases also subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters, including rights of termination in some cases. Rents are invoiced monthly and paid in advance.

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

Capital spending in fiscal 2025 totaled $25.5 million and was primarily used to support our ongoing digital initiatives, and current and future new store openings.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. Additional information is provided in the notes to our consolidated financial statements. As of January 31, 2026, we had contractual obligations totaling approximately $128.6 million, of which $28.9 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We have no off-balance sheet arrangements as of January 31, 2026.

Inflation

The impact of inflation on the Company's business operations was seen throughout fiscal 2023 and 2024.  Inflation continued to adversely affect our business in fiscal 2025, mainly through rising store labor costs and higher input costs. We implemented certain mitigating actions such as further cost reductions and process efficiencies, in addition to selective strategic price adjustments. We anticipate inflationary pressures to persist throughout  2026 and beyond, driven by wage growth, tariff and tariff-related costs that extend beyond inventory purchases to broader supply chain and other operational areas. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns, and increased economic or geopolitical risks, which could adversely impact our future sales, business, financial condition, and results of operations, materially or in ways that we cannot predict. We continue to monitor the impact of inflation on our business operations and may need to adjust pricing strategies as needed to offset cost increases during fiscal 2026 and beyond. Fluctuations in general price inflation could negatively affect our financial results by adversely impacting material availability, shipping and warehousing expenses, and other operational overhead. Inflationary pressures may be compounded by elevated transportation costs linked to geopolitical environment arising from events in the Middle East. We cannot provide an estimate or range of impact that such inflation may have on our future results of operations. However, failure to recover increased costs through pricing adjustments or a decline in consumer spending could negatively affect our business, results of operations, financial condition, and cash flows.

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

For purposes of evaluating store assets for impairment, we have determined that each store location is an asset group, inclusive of the right-of-use asset attributable to each store. Factors that we consider important which could individually or in combination trigger an impairment review include, but are not limited to, the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. We assess events and changes in circumstances or strategy that could potentially indicate that the carrying value of long-lived assets may not be recoverable as they occur. Due to the significance of the fourth quarter to individual store locations, we assess store performance quarterly, using rolling twelve-month results (i.e., full fiscal year). We consider a historical and/or projected negative cash flow trend for a store location to be an indicator that the carrying value of that asset group may not be recoverable. Impairment charges related to this assessment are typically included in Store asset impairment as a component of income (loss) before income taxes in the DTC segment. See Note 4 - "Leases" and Note 6 - "Property and Equipment, net" to our consolidated financial statements for further discussion.

During fiscal 2025, the Company's impairment analysis identified no indicators of impairment for long-lived assets. During fiscal 2024,  the Company's analysis identified indicators of impairment at two retail locations and the Company recorded immaterial impairment charges for long-lived assets in the Company's DTC segment.

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

Revenue Recognition

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards are redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. Following the reopening of the stores after the pandemic, the Company experienced lower redemptions of its gift cards for all periods of outstanding activated cards compared to historical redemption patterns observed prior to fiscal year 2020, which impacted the gift card breakage rate. Management believes that the redemption behavior observed during the pandemic was not indicative of long-term customer behavior and accordingly adjusted the historical redemption data used to calculate the breakage rate. In more recent periods, gift card redemption patterns have generally returned to levels consistent with pre-2020 experience. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2025 would have resulted in a change in breakage revenue of $1.3 million.

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

See Note 3 - "Revenue for additional information".

Leases

We determine if an arrangement is a lease at inception. The right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments using a discounted cash flow analysis, considering lease terms and our incremental borrowing rate, over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. Our lease term includes options to extend or terminate a lease only when it is reasonably certain that we will exercise that option.

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

Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our consolidated financial statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets by each taxing jurisdiction. We evaluate the sustained profitability and three years of cumulative income in each jurisdiction and consider the Company’s ability to carry back its tax losses or credits for refunds, the availability of tax planning strategies, reversals of existing taxable temporary differences and projections of future taxable income.  As we had incurred a cumulative book loss in the U.K. over the three-year period ended February 2, 2019, we evaluated the realizability of our UK deferred tax assets and, accordingly, in the fourth quarter of fiscal 2018, the Company recorded a $3.7 million valuation allowance on its U.K. deferred tax assets.  In the fourth quarter of fiscal 2023, the Company recorded a benefit of $5.1 million for the reversal of the valuation allowance on deferred tax assets expected to be realized in the U.K.  The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income in the U.K. for the three-year period ending with fiscal 2023, the implementation of tax planning strategies, and projections of future taxable income.  The Company maintains a valuation allowance in fiscal year 2024 and 2025 in certain other foreign jurisdictions.  Changes in the valuation allowance in fiscal 2025 are primarily related to return-to-provision true-ups and functional currency fluctuations.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made. Tax authorities regularly examine the Company’s returns in the jurisdictions in which the Company does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of January 31, 2026 and February 1, 2025.

In July 2025, One Big Beautiful Bill Act (H.R.1) was signed into law in the U.S., which contained a broad range of tax reform provisions affecting businesses.  The effects of the legislation, which were immaterial, are reflected in the accompanying consolidated financial statements for the period ended January 31, 2026.

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

We purchase all inventory in U.S. dollars, and our foreign subsidiaries buy their inventory from us in their functional currency, which exposes us to currency risk when their functional currencies fluctuate relative to the U.S. dollar.   Decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi and Vietnamese dong, could increase the cost of products we purchase from our vendors. Moreover, as our international sales are primarily denominated in the British pound, Canadian dollar and Euro, the pricing of our products in our stores may also be affected by changes in foreign currency rates.  This could require us to make adjustments that would impact our revenue and profit in various markets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 31, 2026, the end of the period covered by this Annual Report.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located below.

 In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based upon this evaluation, our management has concluded that our internal control over financial reporting as of January 31, 2026 is effective.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During fiscal 2025, there were no changes that materially affected the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Build-A-Bear Workshop, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Build-A-Bear Workshop, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated April 16, 2026 expressed an unqualified opinion thereon.

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

April 16, 2026

ITEM 9B.	OTHER INFORMATION

Security Trading Plans of Directors and Executive Officers

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended January 31, 2026, as such terms are defined under Item 408(a) or Regulations S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing in the sections titled “Directors,” “The Board of Directors and its Committees,” and “Committee Charters, Corporate Governance Guidelines, Business Conduct Policy and Code of Ethics” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A in connection with our Annual Meeting of Stockholders scheduled to be held on June 11, 2026, is incorporated by reference in response to this Item 10.

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

Executive Officers and Key Employees

Sharon Price John, 62, was appointed to the Board of Directors on June 3, 2013, in connection with her employment as Chief Executive Officer and Chief President Bear of the Company. Effective March 2016, she now holds the title of President and Chief Executive Officer. From January 2010 through May 2013, Ms. John served as President of Stride Rite Children’s Group LLC, a division of Wolverine Worldwide, Inc., which designs and markets footwear for children. From 2002 through 2009, she held positions of broadened portfolio and increased responsibility at Hasbro, Inc., a multinational toy and board game company, including as General Manager & Senior Vice President of its U.S. Toy Division from 2006 to 2008 and General Manager & Senior Vice President of its Global Preschool unit from June 2008 through 2009. Ms. John also founded and served as Chief Executive Officer of Checkerboard Toys, served as Vice President, U.S. Toy Division with VTech Industries, Inc., and served in a range of roles at Mattel, Inc. She started her career in advertising, overseeing accounts such as Hershey’s and the Snickers/M&M Mars business. Until February 2025, Ms. John served on the Board of Directors of Jack in the Box Inc., a publicly traded restaurant company. On March 12, 2026, the Board of Directors of the Company announced that as part of a multi-year planned succession process, Sharon Price John intends to retire from her role effective  June 11, 2026, the date of the Company’s Annual Shareholders’ Meeting upon which she will be succeeded by Chris Hurt, the Company’s tenured Chief Operations and Experience Officer.

David Henderson, 54, joined Build-A-Bear Workshop in September 2024 as Chief Revenue Officer.  Prior to joining the Company, Mr. Henderson served as the Chief Commercial Officer of Melissa & Doug, LLC, a manufacturer of children's toys, from May 2020 to June 2024.  From September 2017 to March 2019, he was President and General Manager-Global of Baby Gear at Newell Brands, a manufacturer, marketer and distributor of consumer and commercial products.  Prior to that, he was at Hasbro, a multinational toy manufacturing and entertainment holding company, for over 19 years, ultimately holding the office of Senior Vice President Consumer Products/Licensing North America

Yevgeny Fundler, 56, joined Build-A-Bear Workshop as Chief Legal Officer and Secretary in August 2025. Prior to joining the Company, Mr. Fundler led the law departments of publicly traded companies Benson Hill, Inc. and American Railcar Industries, Inc. He also served as General Counsel of WestPoint Home LLC, a company in the business of manufacturing, licensing, and distributing various home textile products and brands with an international manufacturing base in Bahrain and a multinational sourcing operation. Prior to WestPoint Home’s engagement, Mr. Fundler served as Assistant General Counsel of Icahn Enterprises L.P., a diversified holding company engaged in investment, energy, automotive, food packing, metals, real estate, and home fashion. Mr. Fundler earned his Bachelor of Arts in International Business from San Diego State University and his Juris Doctor from University of California College of the Law, San Francisco.

J. Christopher Hurt, 60, is anticipated to become a Class II Director effective as of the date of the 2026 Annual meeting following an appointment to our Board of Directors on March 10, 2026 in connection with his employment as Chief Executive Officer of the Company. Mr. Hurt joined the Company in 2015 as Chief Operations Officer, and, from June 2020 until June 11, 2026, served as Chief Operations and Experience Officer. Much of his tenure with the Company has focused on restructuring the organization’s largest business unit, the global retail management and operations team, including guest experience, real estate, build-out, and logistics. Since 2024, Mr. Hurt has shifted his operational and consumer-insight expertise to redefine the brand, merchandising, marketing and licensing areas of the Company’s business where he has further expanded consumer segments and categories through product expansion and engaging brand initiatives. Prior to joining the Company, Mr. Hurt was at American Eagle Outfitters, Inc. from 2002 to 2015 in various senior leadership roles of increasing responsibility, including Senior Vice President of North America, Vice President/General Manager of the Factory stores, Zone Vice President and Regional Director. Prior to that, Mr. Hurt held positions of increasing responsibility at Polo Ralph Lauren after starting his career at The Procter & Gamble Company.

Voin Todorovic, 51, joined Build-A-Bear Workshop in September 2014 as Chief Financial Officer. Prior to joining the Company, Mr. Todorovic was employed at Wolverine Worldwide, Inc., a leading global footwear and apparel company, where since September 2013 Mr. Todorovic served as the head of finance and operations for its Lifestyle Group, which includes a portfolio of iconic brands such as Sperry Top-Sider®, Hush Puppies®, Keds®, and Stride Rite®. From 2011 to 2013 Mr. Todorovic was Vice President—Finance and Administration of the Stride Rite Children’s Group business, operating in wholesale, direct to consumer and international franchising, and from 2010 to 2011 Mr. Todorovic was Vice President of the Performance + Lifestyle Group. Prior to his tenure at Wolverine World Wide he held positions of increasing responsibility at Collective Brands, Inc. and Payless ShoeSource.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Build-A-Bear Workshop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Build-A-Bear Workshop, Inc. and subsidiaries (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 16, 2026 expressed an unqualified opinion thereon.

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

Revenue recognition - gift card breakage

Description of the Matter	As described in Note 3, for the Company’s gift cards, revenue is deferred for single transactions until redemption. The breakage revenue related to unredeemed gift cards is recorded in proportion to the customer’s redemption pattern using an estimated breakage rate based on historical experience. For the year ended January 31, 2026, net retail sales included gift card breakage revenue of $6.2 million.

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

St. Louis, Missouri

April 16, 2026

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 31,	February 1,
	2026	2025

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$26,755	$27,758
Inventories, net	82,203	69,775
Receivables, net	21,459	16,096
Prepaid expenses and other current assets	9,603	12,669
Total current assets	140,020	126,298

Operating lease right-of-use asset	121,129	90,200
Property and equipment, net	70,926	59,761
Deferred tax assets	7,370	7,596
Other assets, net	6,008	6,101
Total Assets	$345,453	$289,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,318	$16,538
Accrued expenses	26,104	16,209
Operating lease liability short term	28,651	26,841
Gift cards and customer deposits	15,289	15,791
Deferred revenue and other	5,264	4,015
Total current liabilities	90,626	79,394

Operating lease liability long term	98,647	70,155
Other long-term liabilities	1,152	1,325

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at January 31, 2026 and February 1, 2025	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 12,808,954 and 13,257,131 shares, respectively	128	133
Additional paid-in capital	60,821	61,987
Accumulated other comprehensive loss	(10,760)	(12,554)
Retained earnings	104,839	89,516
Total stockholders' equity	155,028	139,082
Total Liabilities and Stockholders' Equity	$345,453	$289,956

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Dollars in thousands, except share and per share data)

	Fiscal year ended
	January 31,	February 1,	February 3,
	2026	2025	2024

Revenues:
Net retail sales	$485,956	$460,325	$456,163
Commercial revenue	38,750	31,387	25,413
International franchising	5,126	4,692	4,538
Total revenues	529,832	496,404	486,114

Costs and expenses:
Cost of merchandise sold - retail	213,229	207,200	206,815
Cost of merchandise sold - commercial	17,199	13,439	12,091
Cost of merchandise sold - international franchising	3,775	3,247	2,816
Total cost of merchandise sold	234,203	223,886	221,722
Consolidated gross profit	295,629	272,518	264,392
Selling, general and administrative expense	229,203	206,238	198,992
Interest income, net	(801)	(861)	(929)
Income before income taxes	67,227	67,141	66,329
Income tax expense	15,024	15,356	13,524
Net income	$52,203	$51,785	$52,805

Foreign currency translation adjustment	1,794	(472)	192
Comprehensive income	$53,997	$51,313	$52,997

Income per common share:
Basic	$4.00	$3.81	$3.68
Diluted	$3.99	$3.80	$3.65

Shares used in computing common per share amounts:
Basic	13,045,394	13,578,587	14,342,931
Diluted	13,083,436	13,621,075	14,471,875

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total

Balance, January 28, 2023	$148	$69,868	$(12,274)	$60,590	$118,332

Stock-based compensation expense	-	1,385	-	-	1,385
Shares issued under employee stock plans	5	2,894	-	-	2,899
Shares withheld in lieu of tax withholdings	(2)	(3,638)	-		(3,640)
Share repurchase	(9)	(4,179)	-	(16,312)	(20,500)
Cash dividend	-	-	-	(22,014)	(22,014)
Other	-	-	-	203	203
Other comprehensive income	-	-	192		192
Net income	-	-		52,805	52,805
	-	-	-
Balance, February 3, 2024	$142	$66,330	$(12,082)	$75,272	$129,662

Stock-based compensation expense		1,364			1,364
Shares issued under employee stock plans	2	1,094			1,096
Shares withheld in lieu of tax withholdings	(1)	(2,089)			(2,090)
Share repurchase	(10)	(4,712)		(26,544)	(31,266)
Cash dividend				(10,957)	(10,957)
Other				(40)	(40)
Other comprehensive income			(472)		(472)
Net income				51,785	51,785

Balance, February 1, 2025	$133	$61,987	$(12,554)	$89,516	$139,082

Stock-based compensation expense	-	1,474			1,474
Shares issued under employee stock plans	1	1,103			1,104
Forfeiture of shares issued under employee stock plan	-	(94)			(94)
Shares withheld in lieu of tax withholdings	(1)	(1,266)			(1,267)
Share repurchase	(5)	(2,383)		(25,347)	(27,735)
Cash dividend	-			(11,533)	(11,533)
Other comprehensive income	-		1,794		1,794
Net income	-			52,203	52,203

Balance, January 31, 2026	$128	$60,821	$(10,760)	$104,839	$155,028

See accompanying notes to consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year ended
	January 31,	February 1,	February 3,
	2026	2025	2024

Cash flows provided by operating activities:
Net income	$52,203	$51,785	$52,805
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,952	14,772	13,657
Share-based and performance-based stock compensation	2,930	2,175	2,089
Deferred taxes	339	1,060	(1,893)
Provision/(adjustments) for doubtful accounts	427	187	251
Loss/(Gain) on disposal of property and equipment	(1)	290	121
Net change in film costs and advances	(272)	513	(1,913)
Change in assets and liabilities:
Inventories, net	(11,317)	(6,550)	7,102
Receivables, net	(5,433)	(7,742)	5,870
Prepaid expenses and other assets	3,340	(750)	6,776
Accounts payable and accrued expenses	8,021	(3,480)	(11,083)
Operating leases	(698)	(3,302)	(5,175)
Gift cards and customer deposits	(586)	(2,298)	(1,310)
Deferred revenue	1,147	427	(2,987)
Net cash provided by operating activities	65,052	47,087	64,310
Cash flows used in investing activities:
Capital expenditures	(25,545)	(19,317)	(18,295)
Net cash used in investing activities	(25,545)	(19,317)	(18,295)
Cash flows used in financing activities:
Line of credit amendment fee	(80)	-	-
Purchases of common stock for employee equity awards, net of tax	(1,361)	(1,869)	(1,339)
Purchases of Company's common stock	(27,735)	(31,266)	(20,500)
Cash dividends paid on vested participating securities	(11,533)	(11,024)	(22,062)
Net cash used in financing activities	(40,709)	(44,159)	(43,901)
Effect of exchange rates on cash	199	(180)	15
Increase (decrease) in cash, cash equivalents and restricted cash	(1,003)	(16,569)	2,129
Cash, cash equivalents and restricted cash, beginning of period	27,758	44,327	42,198
Cash, cash equivalents and restricted cash, end of period	$26,755	$27,758	$44,327

Reconciliation of cash, cash equivalents and restricted cash (1)
Cash and cash equivalents	$26,349	$27,368	$43,934
Restricted cash from long-term deposits	406	390	393
Total cash, cash equivalents and restricted cash	$26,755	$27,758	$44,327

Net cash paid during the period for income taxes	$9,891	$16,693	$17,364

(1) See cash, cash equivalents and restricted cash in Note 2 - "Summary of Significant Accounting Policies" for further discussion.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of Business and Basis of Preparation

Build-A-Bear Workshop, Inc. and subsidiaries (collectively, the “Company”) was formed in 1997 as a mall-based, experiential specialty retailer for children. The Company has evolved to become a leading global "retailtainment" brand on a mission to add a little more heart to life. The Company sells its products through its 375 corporately-managed locations operated primarily in leased mall locations in the U.S., Canada, the Republic of Ireland, and the U.K. along with its e-commerce sites. As of the balance sheet date, operations in foreign countries where the Company does not have corporately-managed locations are through franchise agreements. The Company also sold product through its partner-operated model at 178 stores in which it sells its products on a wholesale basis to other companies that then in turn execute the Company's retail experience.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to January 31. The periods presented in these financial statements are fiscal 2025 (52 weeks ended January 31, 2026), fiscal 2024 (52 weeks ended February 1, 2025) and fiscal 2023 (53 weeks ended February 3, 2024). References to years in these financial statements relate to fiscal years or year-ends rather than calendar years.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on an average-cost basis. Inventory includes supplies of $4.5 million and $3.5 million as of January 31, 2026 and February 1, 2025, respectively. A reserve for estimated shortage is accrued throughout the year based on detailed historical averages. The inventory reserve was $1.1 million as of  January 31, 2026 and $1.2 million as of  February 1, 2025.

Receivables

Receivables are recorded at invoiced amounts and consist primarily of amounts due to the Company in relation to wholesale and corporate product sales, franchisee royalties and product sales, tenant allowances, certain amounts due from taxing authorities, receivables due from insurance providers, and licensing revenue. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. At the beginning of fiscal 2023, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts.

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

An impairment charge is recognized to the extent the carrying value exceeded the fair value of the asset (asset group). The Company estimates fair values of these long-lived assets based on its discounted future cash flow analysis for the remaining useful life of the asset or its market rent assessment. An individual asset within an asset group is not impaired below its estimated fair value. Asset impairment charges are recorded within the cost of merchandise sold - retail expense within the Consolidated Statement of Operations and Comprehensive Income. The Company's analysis identified no indicators of impairment during fiscal 2025 for long-lived assets. The Company's analysis identified indicators of impairment at two retail locations and the Company incurred immaterial impairment charges during fiscal 2024 for long-lived assets in the Company's DTC segment.

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

Costs of entertainment assets are subject to recoverability assessments, whenever events or changes in circumstances indicate that the fair value of the entertainment asset may be less than the unamortized cost, which for content predominantly monetized individually, involves comparing the estimated fair values with the unamortized cost. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the entertainment assets. The discounted cash flow analysis includes cash flow estimates of ultimate revenue as well as a discount rate (a Level 3 fair value measurement). The discount rate used in the Company’s discounted cash flow model reflects the time value of money, expectations about variation in the amount or timing of the most likely cash flows, and the price market participants would seek for bearing the uncertainty inherent with the entertainment assets. The amount by which the unamortized costs of entertainment assets exceed their estimated fair values is written off. As of  January 31, 2026 and February 1, 2025, the Company had net capitalized entertainment assets of $4.5 million and $4.2 million, respectively. The  January 31, 2026 balance for entertainment assets is comprised of unamortized, released assets and several in-development entertainment projects.

The main purpose of the Company's entertainment assets is to drive consumer engagement with its own intellectual property, similar to a marketing campaign. As such, the amortization of entertainment assets and any related impairment charges are recorded as advertising expenses with the Selling, general, and administrative line within the Consolidated Statement of Operations and Comprehensive Income and includes this expense in the financial information of the Commercial reportable segment presented in Note 15 - Segment Information. Additionally, as of  January 31, 2026, the Company performed a recoverability assessment of the entertainment assets and determined there were no indicators of impairment.  The Company recorded a total of $0.5 million in entertainment assets amortization in fiscal 2025 and a total of $1.1 million in fiscal 2024.

Revenue

See Note 3 — Revenue for additional accounting information.

Cost of Merchandise Sold

Cost of merchandise sold - retail includes the cost of the merchandise, tariff costs, royalties paid to licensors of third-party branded merchandise; store occupancy cost, including store depreciation; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to consumers. Cost of merchandise sold - commercial includes the cost of the merchandise, including royalties paid to licensors of third-party branded merchandise; cost of warehousing and distribution; packaging; stuffing; damages and shortages; and shipping and handling costs incurred in shipment to customers.

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

Advertising

The costs of advertising and marketing programs are charged to operations in the first period the program takes place. Advertising expense was $21.0 million, $21.0 million and $24.3 million for fiscal years 2025, 2024 and 2023, respectively.

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

Income Per Share

Basic income per share is determined by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur from outstanding restricted stock awards and if options to issue common stock were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

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

Fair Value of Financial Instruments

For purposes of financial reporting, management has determined that the carrying value of financial instruments, including cash, cash equivalents and restricted cash, receivables, short term investments, accounts payable and accrued expenses, approximates fair value at  January 31, 2026 and February 1, 2025.

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

Foreign Currency

Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign exchange transactions, including the impact of the re-measurement of the Company’s balance sheet, are recorded as a component of selling, general and administrative expenses. The Company recorded a gain of $1.8 million in fiscal 2025, and loss of $0.2 million and $0.1 million related to foreign currency in fiscal 2024 and 2023, respectively.

Recent Accounting Pronouncements – Adopted in the current year

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. We adopted this ASU on a prospective basis effective February 2, 2025. Refer to Note 8- Income Taxes for the inclusion of new disclosures required.

Recent Accounting Pronouncements – Pending adoption

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

(3)	Revenue

Nearly all of the Company’s revenue is derived from retail sales (including e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 15 — "Segment Information" for additional information). The Company's direct-to-consumer reporting segment represents nearly 92% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.

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

Following the reopening of stores after the pandemic, the Company experienced lower gift card redemption rates for all periods of outstanding activated gift cards compared to historical redemption patterns observed prior to fiscal year 2020, which impacted the gift card breakage rate. Management believes that the redemption behavior observed during the pandemic was not indicative of long-term customer behavior and accordingly adjusted the historical redemption data used to calculate the breakage rate. In more recent periods, gift card redemption patterns have generally returned to levels consistent with pre‑2020 experience.

The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or other times, if significant changes in customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively.  Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. For the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, net retail sales included gift card breakage revenue of $6.2 million, $6.5 million and $6.3 million, respectively. In regard to the consolidated balance sheet, contract liabilities for gift cards are classified as gift cards and customer deposits.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. Loyalty program points expire if there is no qualifying account activity for a period of 12 months. The Company issues certifications daily for those loyalty program members who have earned 100 or more points in the previous day in North America and 50 points or more in the U.K. with certifications historically expiring in four months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. In regard to the consolidated balance sheet, contract liabilities related to the loyalty program are classified as deferred revenue and other.

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

Allowance for Expected Credit Losses

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
Balance, beginning of period (dollars in thousands)	$6,775	$6,935	$5,872
Adjustment for expected credit losses	685	165	1,912
Uncollectible accounts written off, net of recoveries (1)	-	(325)	(849)
Balance, end of period	$7,460	$6,775	$6,935

(1) Other receivables allowance for doubtful accounts represent uncollectible accounts written off, recoveries and the impact of currency translation

(4)	Leases

The table below presents information related to the lease costs for operating leases for the periods presented (in thousands).

	For the Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024

Operating lease costs	$43,489	$39,792	$36,849
Variable lease costs (1)	11,858	11,063	10,782
Short term lease costs	101	101	110
Total Operating Lease costs	$55,448	$50,956	$47,741

(1) Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the periods presented (in thousands).

	For the Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating cash flows for operating leases	$41,803	$41,547	$39,598

As of January 31, 2026, the weighted-average remaining operating lease term was 6.3 years and the weighted-average discount rate was 7.0% for operating leases recognized on the consolidated balance sheet.

The Company recorded immaterial impairment charges during fiscal 2025, fiscal 2024 and fiscal 2023 against its right-of-use operating lease assets in the Company's DTC segment.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the balance sheet (in thousands).

Operating Leases
2026	$38,905
2027	26,822
2028	21,405
2029	17,149
2030	13,498
Thereafter	40,062
Total minimum lease payments	157,841
Less: amount of lease payments representing interest	(30,543)
Present value of future minimum lease payments	127,298
Less: current obligations under leases	(28,651)
Long-term lease obligations	$98,647

As of January 31, 2026, the Company had additional executed leases that had not yet commenced with operating lease liabilities totaling $5.7 million. These leases are expected to commence in the first and second quarters of fiscal 2026 with lease terms of three to ten years.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31,	February 1,
	2026	2025
Prepaid occupancy (1)	$2,570	$2,213
Prepaid taxes (2)	81	1,512
Prepaid insurance	1,068	1,248
Prepaid royalties	111	736
Prepaid gift card fees	511	493
Other (3)	5,262	$6,467
Total	$9,603	$12,669

(1) Prepaid occupancy consists of prepaid expenses related to non-lease components.

(2) Prepaid taxes consist primarily of prepaid federal and state income tax.

(3) Other consists primarily of prepaid expenses related to IT maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	January 31,	February 1,
	2026	2025
Entertainment assets	$4,493	$4,222
Deferred compensation	1,356	1,684
Other (1)	159	195
Total	$6,008	$6,101

(1) Other consists primarily of deferred financing costs related to the Company's credit facility.

(6)	Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	January 31,	February 1,
	2026	2025
Land	$2,261	$2,261
Furniture and fixtures	26,626	26,418
Machinery and equipment	18,227	17,494
Leasehold improvements	112,253	104,809
Building	14,969	14,969
Computer hardware	29,744	28,709
Computer software	37,623	33,796
Construction in progress	19,844	10,363
Property and equipment	261,547	238,819
Less accumulated depreciation	190,621	179,058
Total, net	$70,926	$59,761

For fiscal 2025 and 2024, depreciation and amortization expense was $15.0 million and $14.8 million, respectively.

The Company recorded immaterial impairment charges during fiscal 2025 and 2024 for long-lived assets in the Company's DTC segment.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 31,	February 1,
	2026	2025
Accrued wages, bonuses and related expenses	$16,824	$13,268
Sales tax and VAT payable	3,341	1,359
Accrued rent and related expenses (1)	1,046	1,002
Current income taxes payable	3,943	580
Accrued expense - other (2)	950	-
Total	$26,104	$16,209

(1) Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2) Accrued expense - other consists of costs associated with legal accruals.

For fiscal 2025 and 2024, defined contribution expense was $1.4 million and $1.4 million, respectively.

(8)	Income Taxes

The Company’s income before income taxes from domestic and foreign operations (which include the U.K., Canada, China, and Ireland), is as follows (in thousands):

	Fiscal year ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Domestic	$65,761	$63,872	$61,110
Foreign	1,466	3,269	5,219
Total income before income taxes	$67,227	$67,141	$66,329

The components of the income tax expense (benefit) are as follows (in thousands):

	Fiscal year ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Current:
U.S. Federal	$11,382	$11,345	$12,080
U.S. State	3,037	2,834	3,205
Foreign	56	54	145
Deferred:
U.S. Federal	924	683	(537)
U.S. State	118	161	(212)
Foreign	(493)	279	(1,157)
Income tax expense	$15,024	$15,356	$13,524

The provision for income taxes was $15.0 million in fiscal 2025 compared to $15.4 million in fiscal 2024. The 2025 effective rate of 22.3% differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax benefit of the foreign-derived intangible income (FDII) deduction and a favorable tax position affecting its U.K. net operating loss (NOL) from prior years. The 2024 effective rate of 22.9% differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the benefit of the FDII deduction.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets based on all available positive and negative evidence. Changes in the valuation allowance in fiscal 2025 are primarily related to return-to-provision true-ups and functional currency fluctuations.

For the year ended January 31, 2026, the Company adopted ASU 2023-09 on a prospective basis. Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	Fiscal year ended
	January 31, 2026
	Amount	Percent
U.S. federal statutory income tax rate	$14,118	21.0%
State and local income taxes, net of federal tax benefit (1)	2,492	3.7%
Foreign tax effects
United Kingdom
Prior Period Adjustments	(908)	(1.4%)
Other	55	0.1%
Other foreign jurisdictions	13	0.0%
Effect of cross-border tax laws
Foreign-derived intangible income	(1,014)	(1.5%)
Changes in valuation allowances	(2)	(0.0%)
Nontaxable or nondeductible items
Executive compensation	467	0.7%
Other	204	0.3%
Tax credit	(257)	(0.4%)
Other adjustments	(144)	(0.2%)
Effective tax rate	$15,024	22.3%

(1) During the year ended January 31, 2026, state taxes in California, Florida, Illinois, New York, and Texas comprised more than 50% of the tax effect in this category.

Differences between the provision for income taxes at the U.S. federal statutory income tax rates and the provision prior to the adoption of ASU 2023-09 is as follows:

	Fiscal year ended
	February 1,	February 3,
	2025	2024
Income before income taxes	$67,141	$66,329
U.S. federal statutory income tax rate	21%	21%
Income tax expense at statutory federal rate	14,100	13,929
State and local income taxes, net of federal tax benefit	2,433	2,354
Foreign-derived intangible income benefit	(891)	(534)
Non deductible executive compensation	572	1,038
Effect of lower foreign taxes	130	639
Adjustment for unrecognized tax positions	18	3
Valuation allowance	(1)	(5,075)
Other items, net	(1,005)	1,170
Income tax expense	$15,356	$13,524
Effective tax rate	22.9%	20.4%

Income taxes paid, net of refunds received, for the year ended January 31, 2026 are as follows:

January 31,
2026
U.S. Federal	$7,361
State
California	501
Other	1,871
Foreign
Other	158
Total	$9,891

Temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	January 31,	February 1,
	2026	2025
Deferred tax assets:
Operating lease liability	$32,942	$23,866
Deferred revenue	2,571	2,973
Intangible assets	2,539	2,747
Accrued compensation	2,113	1,624
Deferred compensation	1,070	1,034
Depreciation	739	918
Receivables write-offs	910	849
Net operating loss carryforwards	1,597	806
Inventories	976	674
Accrued expenses	573	329
Carryforward of tax credits	261	222
Other	296	68
Total gross deferred tax assets	46,587	36,110
Less: Valuation allowance	(1,552)	(1,533)
Total deferred tax assets, net of valuation allowance	45,035	34,577

Deferred tax liabilities:
Operating lease right-of-use assets	(30,683)	(21,557)
Depreciation	(5,211)	(3,096)
Deferred expense	(1,254)	(1,436)
Inventories	(516)	(890)
Other	(1)	(2)
Total deferred tax liabilities	(37,665)	(26,981)
Net deferred tax assets	$7,370	$7,596

As of January 31, 2026, the Company had gross NOL carryforwards of approximately $6.4 million, $5.3 million of which relate to the U.K. where NOLs have no expiration date, and $1.1 million of which relate to China where NOLs are carried forward for five years subsequent to the year in which the loss was incurred.

The Company continues to assert its investments in foreign subsidiaries are permanent in duration and it is not practical to estimate the income tax liability on the outside basis differences.

As of January 31, 2026, and February 1, 2025, the Company had no unrecognized tax benefits. As of February 3, 2024, the Company had total unrecognized tax benefits of $0.1 million, of which $0.1 million would favorably impact the Company’s provision for income taxes if recognized. In the fourth quarter of fiscal year 2024, the Company settled all unrecognized tax benefits of $0.1 million. The Company reviews its uncertain tax positions periodically and accrues interest and penalties accordingly. Accrued interest and penalties included within other liabilities in the consolidated balance sheets was $0.0 million for each of the years ended January 31, 2026, and February 1, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the consolidated statement of operations. For the years ended January 31, 2026, and February 1, 2025, the Company recognized an expense of $0.0 million and less than $0.1 million, respectively, for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 31,	February 1,
	2026	2025

Balance at beginning of year	-	66
Increases for prior year tax positions	-	8
Settlements	-	(74)
Balance at end of year	-	-

The following tax years remain open in the Company’s major taxing jurisdictions as of January 31, 2026:

United States (Federal)	2022 through 2025
United Kingdom	2022 through 2025

(9)	Line of Credit

The Company had a revolving credit and security agreement with PNC Bank, as agent, which was set to expire on December 17, 2026, and provided for a secured revolving loan in aggregate principal of up to $ 25.0 million, subject to a borrowing base formula.

On December 31, 2025, the Company entered into a Third Amendment to revolving credit and security agreement (the “Third Amendment”) with PNC Bank. The Third Amendment  (i) increased the base borrowing amount under the facility from $25.0 million to $40.0 million (while retaining the accordion feature allowing such amount to increase up to $50.0 million); (ii) reduced the interest rates for borrowings under the facility; (iii) extended the maturity date of the Credit Agreement to December 31, 2030; and (iv) reduced the facility fee related to undrawn availability. The Third Amendment also updated various provisions regarding compliance with sanctions and anti-money laundering laws, international trade laws, and implemented certain other technical amendments.

As amended, the new revolving credit and security agreement provides for a senior secured revolving loan in aggregate principal amount of up to $40.0 million (subject to a borrowing base formula), which may be increased with the consent of the lenders by an amount not to exceed $10.0 million, subject to the conditions set forth in the agreement (the “Increase Option”). The new revolving credit and security agreement continues to provide for swingline loans of up to $5.0 million and the issuance of standby or commercial letters of credit of up to $5.0 million.

As of January 31, 2026, borrowings under the new agreement would bear interest by reference to, at the borrower’s option, either (a) a base rate determined under the agreement, or (b) at a rate based on SOFR reference rate, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement, but the Third Amendment reduced such rates. The Third Amendment also reduced the facility fee percentage on undrawn commitments under the agreement from 0.25% to 0.20%.

The new agreement continues to require the Company to comply with one financial covenant, specifically, that the Company maintain availability (as determined in accordance with the agreement) at all times equal to or greater than the greater of (a) 10.0% of the Loan Cap and (b) $1,875,000 (subject to increase upon exercise of the Increase Option). The Third Amendment increased the “Loan Cap” to the lesser of (1) $40.0 million less the outstanding amount of loans and letters of credit under the agreement and (2) the borrowing base from time to time under the agreement.

The Third Amendment contains customary events of default, including without limitation events of default based on payment obligations, material inaccuracies of representations and warranties, covenant defaults, final judgments and orders, unenforceability of the Credit Agreement, material ERISA events, change in control, insolvency proceedings, and defaults under certain other obligations. An event of default may cause the applicable interest rate and fees to increase by 2% until such event of default has been cured, waived, or amended.

The Third Amendment contains typical negative covenants, including, among other things, that the Borrower will not incur indebtedness except for permitted indebtedness or make any investments except for permitted investments, declare dividends or repurchase its stock except as permitted, acquire any subsidiaries except in connection with a permitted acquisition, or merge or consolidate with any other entity or acquire all or substantially all of the assets of any other company outside the ordinary course of business.

The Company is in compliance with the new revolving credit and security agreement covenants. As of January 31, 2026, the Company had a borrowing base of $ 40.0 million. The Company had no outstanding borrowings as of January 31, 2026.

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in November 2019 and Upper Tribunal in March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. As of  January 31, 2026, the Company had a gross receivable balance of $4.7 million and a reserve of $3.8 million, leaving a net receivable of $0.9 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

(11)	Net Income Per Share

The Company computes both basic and diluted income per common share. The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Fiscal year ended
	January 31,	February 1,	February 3,
	2026	2025	2024
NUMERATOR:
Net Income	$52,203	$51,785	$52,805

DENOMINATOR:
Weighted average number of common shares outstanding - basic	13,045,394	13,578,587	14,342,931
Dilutive effect of share-based awards:	38,042	42,488	128,944
Weighted average number of common shares outstanding - dilutive	13,083,436	13,621,075	14,471,875
Basic income per common share	$4.00	$3.81	$3.68
Diluted income per common share	$3.99	$3.80	$3.65

In calculating diluted earnings per share for fiscal 2025, 2024 and 2023, there were 20,577, 21,828, and 23,324 shares of common stock, respectively, that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect under provisions of ASC 260-10.

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

For the years ended  January 31, 2026,   February 1, 2025 and February 3, 2024, Selling, general and administrative expense included stock-based compensation expense of $2.9 million, $2.2 million and $2.1 million, respectively. As of January 31, 2026, there was $5.0 million of total unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of 1.8 years. Future total shares available for options, non-vested stock and restricted stock grants were 750,030, 857,838 and 1,010,666 at the end of 2025, 2024 and 2023, respectively.

(a)	Stock Options

The following table is a summary of the balance and activity for the Plans related to stock options for the periods presented:

Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding, February 3, 2024	12,375	17.84
Granted	-	-
Exercised	(12,375)	17.84
Expired	-	-
Canceled or expired	-	-
Outstanding, February 1, 2025	-	$-	-	$-

Granted	-	-
Exercised	-	-
Expired	-	-
Canceled or expired	-	-
Outstanding, January 31, 2026	-	$-	-	$-

Options Exercisable as of:
January 31, 2026	-	$-	-	$-

There were no stock options granted during fiscal 2025, 2024 or 2023. The expense recorded related to options granted was determined using the Black-Scholes option pricing model and the provisions of SAB 107 and 110, which allow the use of a simplified method to estimate the expected term of “plain vanilla” options.

The total grant date fair value of options exercised in fiscal 2024 was $0.1 million and the total intrinsic value was $0.14 million. The Company generally issues new shares to satisfy option exercises.

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

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 3, 2024	122,609	$18.02	185,082	$17.37
Granted	59,823	27.18	64,619	27.61
Vested	(81,561)	15.87	(106,190)	8.24
Adjusted for performance achievement			53,095	8.24
Canceled or expired	(3,333)	24.75	(3,333)	24.75
Outstanding, February 1, 2025	97,538	25.21	193,273	$23.17

Granted	46,228	46.76	51,450	47.57
Vested	(59,386)	24.23	(61,222)	18.03
Adjusted for performance achievement			(11,572)	18.03
Canceled or expired	(10,792)	35.91	(15,264)	30.97
Outstanding, January 31, 2026	73,588	$37.97	156,665	$32.82

In fiscal 2025, the Committee awarded three-year performance-based restricted stock, established specific profitability and revenue objectives for fiscal 2025, 2026, and 2027, and assigned a weighting to each objective. Profitability is measured by the Company’s achievement of established cumulative consolidated EBITDA. Revenue will be measured by the Company's achievement of cumulative total revenue. The target number of shares awarded was 51,450 with a weighted average grant date fair value of $47.57 per share. If profitability and revenue exceed the threshold objectives, the performance-based restricted stock award has a payout opportunity ranging from 25% to 200% of the target number of shares.

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

As of  January 31, 2026, the Company had recorded aggregate expense for the fiscal 2023, 2024, and 2025 three-year performance-based restricted stock awards of $1.5 million.

The vesting date fair value of shares that vested in fiscal 2025, 2024 and 2023 was $2.5 million, $2.2 million and $2.1 million, respectively.

(13)	Stockholders’ Equity

The following table summarizes the changes in outstanding shares of common stock for fiscal 2025 and fiscal 2024:

Common
Stock

Shares as of February 3, 2024	14,172,362
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	105,773
Share repurchase	(1,021,004)
Shares as of February 1, 2025	13,257,131
Shares issued under employee stock plans, net of shares withheld in lieu of tax withholding	60,768
Share repurchase	(508,945)
Shares as of January 31, 2026	12,808,954

(14)	Major Vendors

Five vendors, each of whose primary manufacturing facilities are located in Asia, accounted for approximately 75% of inventory purchases in 2025 and 69% in 2024.

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

Following is a summary of the financial information for the Company’s reporting segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total

Fifty-two weeks ended January 31, 2026
Total Revenue	$485,956	$38,750	$5,126	$529,832
Cost of Goods Sold	213,229	17,199	3,775	234,203
Gross Profit	272,727	21,551	1,351	295,629
Selling, General & Administrative	146,732	962	-	147,694
Contribution Margin	125,995	20,589	1,351	147,935
Overhead Expenses(1)				81,509
Interest income, net				(801)
Income before income taxes				$67,227

Fifty-two weeks ended February 1, 2025
Total Revenue	$460,325	$31,387	$4,692	$496,404
Cost of Goods Sold	207,200	13,439	3,247	223,886
Gross Profit	253,125	17,948	1,445	272,518
Selling, General & Administrative	134,076	1,166	-	135,242
Contribution Margin	119,049	16,782	1,445	137,276
Overhead Expenses(1)				70,996
Interest income, net				(861)
Income before income taxes				$67,141

Fifty-three weeks ended February 3, 2024
Total Revenue	$456,163	$25,413	$4,538	$486,114
Cost of Goods Sold	206,815	12,091	2,816	221,722
Gross Profit	249,348	13,322	1,722	264,392
Selling, General & Administrative	127,722	4,102	-	131,824
Contribution Margin	121,626	9,220	1,722	132,568
Overhead Expenses(1)				67,168
Interest income, net				(929)
Income before income taxes				$66,329

(1)	Overhead expenses contain selling, general and administrative expenses not attributable to a segment.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

		Direct-to-		International
		Consumer	Commercial	Franchising	Corporate	Total

Fifty-two weeks ended January 31, 2026
	Total Assets	$249,399	$18,419	$1,734	$75,901	$345,453
	Depreciation and amortization	10,782	136	-	4,034	14,952
	Capital Expenditures	17,432			8,113	25,545
Fifty-two weeks ended February 1, 2025
	Total Assets	$170,132	$11,712	$2,571	$105,541	$289,956
	Depreciation and amortization	10,551	204	-	4,017	14,772
	Capital Expenditures	11,414	-	-	7,903	19,317
Fifty-three weeks ended February 3, 2024
	Total Assets	$195,373	$8,801	$1,225	$66,926	$272,325
	Depreciation and amortization	9,517	393	-	3,747	13,657
	Capital Expenditures	6,733	-	-	11,562	18,295

The Company’s reportable segments are primarily determined by the types of products and services that they offer. Each reportable segment may operate in many geographic areas. Revenues are recognized in the geographic areas based on the location of the customer or franchisee. The following schedule is a summary of the Company’s sales to external customers (in thousands):

	North
	America (1)	Europe (2)	Other (3)	Total

Fifty-two weeks ended January 31, 2026
Net sales to external customers	$451,218	$71,687	$6,927	$529,832
Fifty-two weeks ended February 1, 2025
Net sales to external customers	$425,139	$65,233	$6,032	$496,404
Fifty-three weeks ended February 3, 2024
Net sales to external customers	$426,244	$56,141	$3,729	$486,114

For purposes of this table only:

(1)	North America includes corporately-managed stores in the U.S. and Canada.
(2)	Europe includes corporately-managed stores in the U.K. and Ireland.
(3)	Other includes franchise businesses outside of North America and Europe.

(16)	Subsequent Events

On February 20, 2026, the U.S Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and assess their potential impact on its business, financial condition, and results of operations.

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Deductions to cost and expenses	Other (1)	Ending Balance
Deferred Tax Asset Valuation Allowance
2026	$1,533	1	18	$1,552
2025	1,546	(1)	(12)	1,533
2024	8,000	(5,500)	(954)	1,546

(1) Other deferred tax asset valuation allowance changes represent reserves utilized and the impact of currency translation.

(a)(3) Exhibits.

The following is a list of exhibits filed as a part of the Annual Report on Form 10-K:

Exhibit Number	Description

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

10.3*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Eric Fencl and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 11, 2016)

10.4*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Sharon Price John and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.3 on our Current Report on Form 8-K, filed on March 11, 2016)

10.5*

Amended and Restated Employment, Confidentiality and Noncompete Agreement, dated March 7, 2016, by and between Vojin Todorovic and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.5 on our Current Report on Form 8-K, filed on March 11, 2016)

10.6*

Employment, Confidentiality and Noncompete Agreement, effective as of September 16, 2024, by and between David Henderson and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on September 12, 2024)

10.7*	Employment, Confidentiality and Noncompete Agreement, effective as of August 4, 2025, by and between Yevgeny Fundler and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 10-Q, filed on September 11, 2025)

10.8*	CEO Employment, Confidentiality and Noncompete Agreement, effective as of March 12, 2026, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on March 12, 2026)

10.9*	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

10.10	Revolving Credit and Security Agreement dated as of August 25, 2020 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 31, 2020).

10.10.1	First Amendment to Revolving Credit and Security Agreement dated as of December 17, 2021 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 on our Current Report on Form 8-K, filed on December 22, 2021)

10.10.2	Second Amendment to Revolving Credit and Security Agreement dated as of November 21, 2022 among the Company and Build-A-Bear Retail Management, Inc., as borrowers; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for lenders (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 23, 2022)

10.10.3	Third Amendment to Revolving Credit and Security Agreement dated as of December 31, 2025 among the Company, as borrowing agent and borrower; Build-A-Bear Retail Management, Inc., as an additional borrower; Build-A-Bear Workshop Franchise Holdings, Inc., Build-A-Bear Entertainment, LLC, Build-A-Bear Card Services LLC and Build-A-Bear Workshop Canada, Ltd., as guarantors; the lenders party thereto; and PNC Bank, National Association, as agent for the lenders.

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

11.1	Statement regarding computation of earnings per share (incorporated by reference from Note 10 of the Registrant’s audited consolidated financial statements included herein)

19.1	Build-A-Bear Workshop, Inc. Insider Trading Policy

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

97.1	Clawback Policy (incorporated by reference from Exhibit 97.1 to our Annual Report on Form 10-K for the year ended February 3, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

BUILD-A-BEAR WORKSHOP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

Date: April 16, 2026	By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer

	By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon John and Voin Todorovic, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Build-A-Bear Workshop, Inc. (the “Company”) for the fiscal year ended January 31, 2026 and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig Leavitt	Non-Executive Chairman	April 16, 2026
Craig Leavitt

/s/ George Carrara	Director	April 16, 2026
George Carrara

/s/ Narayan Iyengar	Director	April 16, 2026
Narayan Iyengar

/s/Richard A. Johnson	Director	April 16, 2026
Richard A. Johnson

/s/ Lesli Rotenberg	Director	April 16, 2026
Lesli Rotenberg

/s/ James Goldman	Director	April 16, 2026
James Goldman

/s/ Sharon John	Director and President and Chief Executive Officer	April 16, 2026
Sharon John	(Principal Executive Officer)

/s/ Voin Todorovic	Chief Financial Officer	April 16, 2026
Voin Todorovic	(Principal Financial and Accounting Officer)