Form 10-Q
period 2026-05-02
BUILD-A-BEAR WORKSHOP INC
filed 2026-06-11
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2026

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

As of June 9, 2026, there were 12,537,443 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	May 2,	January 31,	May 3,
	2026	2026	2025
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$26,247	$26,755	$44,342
Inventories, net	77,806	82,203	72,299
Receivables, net	31,630	21,459	13,800
Prepaid expenses and other current assets	12,149	9,603	12,156
Total current assets	147,832	140,020	142,597

Operating lease right-of-use asset	119,622	121,129	92,699
Property and equipment, net	73,778	70,926	59,260
Deferred tax assets	7,243	7,370	7,667
Other assets, net	5,610	6,008	6,080
Total Assets	$354,085	$345,453	$308,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,994	$15,318	$15,890
Accrued expenses	33,932	26,104	24,273
Operating lease liability short term	28,276	28,651	26,507
Gift cards and customer deposits	14,260	15,289	14,851
Deferred revenue and other	4,142	5,264	3,830
Total current liabilities	96,604	90,626	85,351

Operating lease liability long term	97,414	98,647	72,957
Other long-term liabilities	1,048	1,152	1,313

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at May 2, 2026, January 31, 2026 and May 3, 2025	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 12,628,877, 12,808,954, and 13,174,014 shares, respectively	126	128	132
Additional paid-in capital	59,919	60,821	61,602
Accumulated other comprehensive loss	(10,939)	(10,760)	(11,295)
Retained earnings	109,913	104,839	98,243
Total stockholders' equity	159,019	155,028	148,682
Total Liabilities and Stockholders' Equity	$354,085	$345,453	$308,303

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended
	May 2,	May 3,
	2026	2025
Revenues:
Net retail sales	$113,466	$119,589
Commercial revenue	10,948	7,623
International franchising	856	1,183
Total revenues	125,270	128,395

Costs and expenses:
Cost of merchandise sold - retail	40,338	51,571
Cost of merchandise sold - commercial	4,419	3,014
Cost of merchandise sold - international franchising	641	824
Total cost of merchandise sold	45,398	55,409
Consolidated gross profit	79,872	72,986
Selling, general and administrative expense	56,126	53,555
Interest income, net	(134)	(200)
Income before income taxes	23,880	19,631
Income tax expense	5,581	4,312
Net income	$18,299	$15,319

Foreign currency translation adjustment	(179)	1,259
Comprehensive income	$18,120	$16,578

Income per common share:
Basic	$1.45	$1.17
Diluted	$1.45	$1.17

Shares used in computing common per share amounts:
Basic	12,584,388	13,080,301
Diluted	12,638,710	13,144,243

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended
	May 2,	May 3,
	2026	2025

Cash flows provided by operating activities:
Net income	$18,299	$15,319
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,002	3,700
Share-based and performance-based stock compensation	629	1,546
Provision/adjustments for doubtful accounts	(29)	(111)
Gain on disposal of property and equipment	(4)	(10)
Net change in film costs and advances	(33)	(29)
Deferred taxes	113	-
Change in assets and liabilities:
Inventories, net	4,300	(1,766)
Receivables, net	3,004	2,730
IEEPA tariff refund receivable	(13,175)	-
Prepaid expenses and other assets	(2,508)	638
Accounts payable and accrued expenses	8,914	7,086
Operating leases	(122)	(121)
Gift cards and customer deposits	(1,025)	(1,004)
Deferred revenue	(1,141)	(175)
Net cash provided by operating activities	21,224	27,803
Cash flows used in investing activities:
Purchases of property and equipment	(6,869)	(2,907)
Net cash used in investing activities	(6,869)	(2,907)
Cash flows used in financing activities:
Purchases of common stock for employee equity awards, net of tax	(350)	(1,266)
Cash dividends paid on vested participating securities	(2,895)	(2,934)
Purchases of Company’s common stock	(11,509)	(4,208)
Net cash used in financing activities	(14,754)	(8,408)
Effect of exchange rates on cash	(109)	96
(Decrease)/Increase in cash, cash equivalents, and restricted cash	(508)	16,584
Cash, cash equivalents and restricted cash, beginning of period	26,755	27,758
Cash, cash equivalents and restricted cash, end of period	$26,247	$44,342

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$25,843	$43,941
Restricted cash from long-term deposits	$404	$401
Total cash, cash equivalents and restricted cash	$26,247	$44,342

Net cash paid during the period for income taxes	$286	$636

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Build-A-Bear Workshop, Inc. and its subsidiaries (collectively, the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of January 31, 2026, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 31, 2026, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2026, as amended by Amendment No. 1 filed with the SEC on April 17, 2026 (the "2025 Form 10-K").

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its 2025 Form 10-K.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides the option to apply a practical expedient to address implementation challenges related to the estimation of expected credit losses for current accounts receivable and current assets arising from transactions accounted for under revenue recognition (Topic 606) and assets acquired through business combinations. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the life of these assets when developing forecasts. The guidance allows entities to bypass the requirement to incorporate macro-economic data into their forecast when such data is not expected to materially affect the estimate. The Company adopted the guidance in ASU 2025-05 effective February 1, 2026 prospectively and applied the practical expedient. The adoption of this new accounting standard did not have a material impact on the Company's condensed consolidated financial statements.

2. Revenue

Currently, most of the Company’s revenue is derived from direct-to-consumer ("DTC") retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 91% of consolidated revenue for the first quarter of fiscal 2026. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue through three reportable segments.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, control generally transfers upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the personalized and interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value add, and other taxes paid by its customers.

For the Company’s gift cards, revenue is deferred for single transactions until redemption including any related gift card discounts. Approximately 80% of gift cards issued are redeemed within three years of issuance and over the last three years, approximately 65% of gift cards issued have been redeemed within the first twelve months. In addition, unredeemed gift cards or breakage revenue is recorded in proportion to the consumers’ redemption pattern using an estimated breakage rate based on historical experience. Following the reopening of stores after the pandemic, the Company experienced lower gift card redemption rates for all periods of outstanding activated cards compared to historical redemption patterns observed prior to fiscal year 2020, which impacted the gift card breakage rate. Management believes that the redemption behavior observed during the pandemic was not indicative of long-term customer behavior and accordingly adjusted the historical redemption data used to calculate the breakage rate. In more recent periods, gift card redemption patterns have generally returned to levels consistent with pre-2020 experience. The Company continues to evaluate expected breakage annually and adjusts the breakage rates in the fourth quarter of each year, or at other times if significant changes in consumer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Further, given the magnitude of the Company's gift card liability, the changes in breakage rates could have a significant impact on the amount of breakage revenue recognized in future periods. As a matter of sensitivity, a hypothetical 1% change in our gift card breakage rate in fiscal 2025 would have resulted in a change in breakage revenue of $1.3 million.

For certain qualifying transactions, a portion of revenue transactions are deferred for the obligation related to the Company’s loyalty program or when a material right in the form of a future discount is granted. In these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price. The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for estimated breakage based on historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. Loyalty program points expire if there is no qualifying account activity for a period of 12 months. The Company issues certificates daily to loyalty program members who have earned 100 or more points in North America and 50 points or more in the United Kingdom (the "U.K.") with certificates historically expiring in four months if not redeemed. The Company assesses the redemption rates of its certifications on a quarterly basis to update the rate at which loyalty program points turn into certifications and the rate that certifications are redeemed. The Company classifies contract liabilities related to the loyalty program as deferred revenue and other on the condensed consolidated balance sheet.

The Company’s commercial segment includes transactions with other businesses and is mainly comprised of  wholesale sales of merchandise, supplies and fixtures, licensing the Company's intellectual properties for third-party use, and revenues generated from entertainment activities. Revenue for wholesale sales is recognized when the control of the merchandise or fixtures is transferred to the customer, which generally occurs upon shipment to the customer. The license agreements provide the customer with highly interrelated rights, including the Build-A-Bear retail operations proprietary process, that are not distinct in the context of the contract and therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized on a straight-line basis over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue and other on the condensed consolidated balance sheet. Entertainment revenue is generated through the sale of entertainment assets directly to customers or through licensing agreements.

The Company’s international franchising segment includes the activities with franchisees who operate store locations in certain countries and includes development fees, sales-based royalties and merchandise, including supplies and fixture sales. The Company's obligations under the franchise agreements are ongoing and include operations and product development support and training, generally concentrated around initial store openings. These obligations are highly interrelated rights that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as franchisee sales occur. If the contract includes an initial, one-time nonrefundable development fee, this fee is recognized on a straight-line basis over the term of the franchise agreement, which may extend for periods up to 25 years. The Company classifies these initial, one-time nonrefundable franchise fee contract liabilities as deferred revenue and other on its condensed consolidated balance sheet. Revenue from merchandise and fixture sales is recognized when control is transferred to the franchisee, which generally occurs upon delivery.

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. The Company amortizes these capitalized costs into expense in the same pattern as the development fee as described previously. These capitalized costs for the thirteen weeks ended May 2, 2026 are not material to the financial statements.

The Company reserves for “expected” credit losses on financial instruments and other commitments to extend credit rather than the “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts.  For the thirteen weeks ended May 2, 2026 and May 3, 2025, the Company's accounts receivable are net of $4.1 million and $7.0 million, inclusive of the allowance for credit losses and the reserve for the UK's customs authority "HMRC" matter of $0.6 million and $3.6 million, respectively.  See Note 12 for further discussion of the HMRC matter.

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund the IEEPA tariffs that were collected. Based on these court rulings affirming the Company's legal right to recover IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $13.2 million, which was recorded in receivables, net on the condensed consolidated balance sheet. For the thirteen weeks ended May 2, 2026, the Company recorded a $10.4 million benefit for these tariffs in cost of merchandise sold-retail on the condensed consolidated statements of operations and comprehensive income and reduced the carrying value of inventory by $2.8 million on the condensed consolidated balance sheet as of May 2, 2026.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen weeks ended May 2, 2026 and May 3, 2025 (in thousands).

	Thirteen weeks ended
	May 2, 2026	May 3, 2025

Operating lease costs	$11,409	$10,443
Variable lease costs (1)	2,214	2,380
Short term lease costs	27	28
Total Operating Lease costs	$13,650	$12,851

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen weeks ended May 2, 2026 and May 3, 2025 (in thousands).

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Operating cash flows for operating leases	$11,062	$10,216

As of May 2, 2026 and May 3, 2025, the weighted-average remaining operating lease term was 6.3 years and 6.1 years, respectively, and the weighted-average discount rate was 6.9% and 7.2%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

The value of our operating lease asset was $119.6 million and $92.7 million as of  May 2, 2026 and May 3, 2025, respectively.  The increase was driven by the Company entering into leases for new stores as well as securing longer-term extensions for existing stores resulting in contracts with more favorable terms.

For the thirteen weeks ended May 2, 2026 and the thirteen weeks ended May 3, 2025 the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands).

Operating Leases
2026	$31,978
2027	27,801
2028	22,270
2029	17,569
2030	13,816
Thereafter	41,129
Total minimum lease payments	154,563
Less: amount of lease payments representing interest	(28,873)
Present value of future minimum lease payments	125,690
Less: current obligations under leases	(28,276)
Long-term lease obligations	$97,414

As of May 2, 2026, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $4.4 million. These leases are expected to commence in the second quarter of fiscal 2026 with lease terms of 10 years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	May 2,	January 31,	May 3,
	2026	2026	2025
Prepaid occupancy (1)	$4,284	$2,570	$4,570
Prepaid insurance	655	1,068	512
Prepaid taxes (2)	43	81	181
Prepaid gift card fees	448	511	411
Prepaid royalties	376	111	285
Other (3)	6,343	5,262	6,197
Total	$12,149	$9,603	$12,156

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	May 2,	January 31,	May 3,
	2026	2026	2025
Entertainment assets (1)	$4,164	$4,493	$4,251
Deferred compensation	1,322	1,356	1,665
Other (2)	124	159	164
Total	$5,610	$6,008	$6,080

(1)	Entertainment assets includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	May 2,	January 31,	May 3,
	2026	2026	2025
Accrued wages, bonuses and related expenses	$20,837	$16,824	$18,351
Sales and value added taxes payable	2,184	3,341	2,219
Current income taxes payable	9,086	3,943	2,921
Accrued rent and related expenses (1)	875	1,046	782
Accrued expense - other (2)	950	950	-
Total	$33,932	$26,104	$24,273

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - other consists of costs associated with legal accruals.

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

For the thirteen weeks ended May 2, 2026 and May 3, 2025, selling, general and administrative expense included stock-based compensation expense of $0.7 million and $0.5 million, respectively. As of May 2, 2026, there was $5.6 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.6 years.

As of May 2, 2026 and  January 31, 2026 the Company had no outstanding stock options.

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the thirteen weeks ended May 2, 2026

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2026 (1)	73,588	$37.97	156,665	$32.82
Granted (1)	67,707	38.04	99,826	38.04
Vested	(21,397)	26.11	-	-
Adjustment for performance achievement	-	-	(40,494)	24.75
Earned and vested	-	-	(9,810)	24.75
Forfeited (1)	-	-	-	-
Outstanding, May 2, 2026 (1)	119,898	$36.44	206,187	$33.20

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the thirteen weeks ended  May 2, 2026 and May 3, 2025 was $0.8 million and $2.0 million, respectively.

The outstanding performance shares as of May 2, 2026 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2024 - 2026 consolidated, cumulative EBITDA objectives	44,171
2024 - 2026 consolidated cumulative revenue objectives	14,724
2025 - 2027 consolidated, consolidated revenue growth objectives	47,466
2026 - 2028 consolidated, consolidated revenue growth objectives	99,826
Performance shares outstanding, May 2, 2026	206,187

7. Income Taxes

The Company's effective tax rate was 23.4% for the thirteen weeks ended May 2, 2026 compared to 22.0% for the thirteen weeks ended May 3, 2025. In the first quarter of fiscal 2026, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting and the foreign-derived deduction eligible income (formerly foreign derived intangible income). In the first quarter of fiscal 2025, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting and foreign derived intangible income.  In addition, in the first quarter of fiscal 2026 and 2025, the Company remains in a full valuation allowance in certain foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended May 2, 2026 and May 3, 2025 (in thousands).

	For the thirteen weeks ended May 2, 2026					For the thirteen weeks ended May 3, 2025

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$128	$60,821	$(10,760)	$104,839	$155,028	$133	$61,987	$(12,554)	$89,516	$139,082
Shares issued under employee stock plans		243			243		1,103			1,103
Stock-based compensation		381			381		284			284
Shares withheld in lieu of tax withholdings	-	(350)			(350)		(1,266)			(1,266)
Share repurchase	(2)	(1,176)		(10,331)	(11,509)	(1)	(506)		(3,701)	(4,208)
Cash dividends				(2,894)	(2,894)				(2,891)	(2,891)
Other				-	-					-
Other comprehensive income			(179)		(179)			1,259		1,259
Net income				18,299	18,299				15,319	15,319
Balance, ending	$126	$59,919	$(10,939)	$109,913	$159,019	$132	$61,602	$(11,295)	$98,243	$148,682

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

During the thirteen weeks ended May 2, 2026, the Company utilized $11.4 million in cash to repurchase 248,118 shares under its $100 million stock repurchase program that was authorized by the Board on September 11, 2024 (the "September 2024 Stock Repurchase Program"). Between the end of the first fiscal quarter of 2026 and June 9, 2026, the Company utilized an additional $3.8 million in cash to repurchase 103,064 shares under the September 2024 Stock Repurchase Program, leaving an aggregate of $46.5 million available for future repurchases under that plan.  For the thirteen weeks ended May 2, 2026, the Board authorized cash dividends to shareholders of $2.9 million on  March 11, 2026, as the Board declared a quarterly cash dividend of $0.23 per share on the issued and outstanding common stock of the company. The dividend was paid on April 9, 2026, to all stockholders of record as of March 26, 2026.

During the thirteen weeks ended May 3, 2025, the Company utilized $4.2 million in cash to repurchase 108,502 shares under the September 2024 Stock Repurchase Program. The Company's Board of Directors also declared a quarterly cash dividend of $0.22 per share that was paid on April 10, 2025, to shareholders of record as of March 27, 2025.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended
	May 2,	May 3,
	2026	2025
NUMERATOR:
Net income	$18,299	$15,319

DENOMINATOR:
Weighted average number of common shares outstanding - basic	12,584,388	13,080,301
Dilutive effect of share-based awards:	54,322	63,942
Weighted average number of common shares outstanding - dilutive	12,638,710	13,144,243

Basic net income per common share	$1.45	$1.17
Diluted net income per common share	$1.45	$1.17

In calculating the diluted income per share for the thirteen weeks ended May 2, 2026, there were 19,214 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen weeks ended May 3, 2025, there were zero shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  May 2, 2026 and May 3, 2025 was comprised entirely of foreign currency translation. For the thirteen weeks ended May 2, 2026 and May 3, 2025, the Company had no reclassifications out of accumulated other comprehensive loss.

11. Segment Information

The Company’s operations are conducted through three operating segments, consisting of DTC, commercial and international franchising. The DTC segment includes the operating activities of corporately-managed locations and other retail delivery operations in the U.S., Canada, Puerto Rico, the Republic of Ireland and the U.K., including the Company’s e-commerce sites and temporary stores. The commercial segment includes the Company’s transactions with other businesses, mainly comprised of wholesale sales of merchandise, supplies and fixtures, licensing the Company's intellectual properties for third party use, and revenues generated from entertainment activities. The international franchising segment includes the licensing activities of the Company’s franchise agreements with store locations in select countries in Asia, Australia, the Middle East, Africa, and South America. The operating segments have discrete sources of revenue, different capital structures and different cost structures. These operating segments represent the basis on which the Company’s chief operating decision maker regularly evaluates the business in assessing performance, determining the allocation of resources and the pursuit of future growth opportunities. Accordingly, the Company has determined that each of its operating segments represent a reportable segment. The three reportable segments follow the same accounting policies used for the Company’s consolidated financial statements.

The following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended May 2, 2026
Total Revenue	$113,466	$10,948	$856	$125,270
Cost of Goods Sold	40,338	4,419	641	45,398
Gross Profit	73,128	6,529	215	79,872
Selling, General & Administrative	36,080	103	-	36,183
Contribution Margin	37,048	6,426	215	43,689
Overhead Expenses(1)				19,943
Interest Income				(134)
Income before income taxes				$23,880
Thirteen weeks ended May 3, 2025
Total Revenue	$119,589	$7,623	$1,183	$128,395
Cost of Goods Sold	51,571	3,014	824	55,409
Gross Profit	68,018	4,609	359	72,986
Selling, General & Administrative	34,352	96	-	34,448
Contribution Margin	33,666	4,513	359	38,538
Overhead Expenses(1)				19,107
Interest Income				(200)
Income before income taxes				$19,631

(1)	Overhead expenses contain selling, general and administrative expenses not attributable to a segment.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Corporate	Total
Thirteen weeks ended May 2, 2026
Total Assets	$258,483	$15,627	$1,446	$78,529	$354,085
Depreciation and amortization	2,564	358	-	1,080	4,002
Capital Expenditures	5,411		-	1,458	6,869
Thirteen weeks ended May 3, 2025
Total Assets	$209,280	$11,605	$1,831	$85,587	$308,303
Depreciation and amortization	2,734	39	-	927	3,700
Capital Expenditures	1,354	-	-	1,553	2,907

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended May 2, 2026
Net sales to external customers	$107,498	$14,335	$3,437	$125,270
Thirteen weeks ended May 3, 2025
Net sales to external customers	$111,273	$15,627	$1,495	$128,395

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. During the first quarter of fiscal 2026, the Company received approximately $0.6 million from His Majesty's Revenue and Customs (HMRC). Following this receipt, the Company reassessed the collectability of the related receivable and adjusted both the gross receivable balance and the associated reserve by $3.2 million, leaving a gross receivable balance of $0.8 million, a reserve of $0.6 million, and a net receivable of $0.2 million. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, and we undertake no obligation to update these statements except as required by the federal securities laws. Our actual results may differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as amended by Amendment No. 1, as filed with the SEC, and include the following:

●	any uncertainty or decline in general global economic conditions, caused by inflation, rising interest rates, geo-political conflicts, or other external factors, could lead to disproportionately reduced discretionary consumer spending and a corresponding reduction in demand for our products and have an adverse effect on our liquidity and profitability;
●	the uncertainty of the impact of tariffs on countries from which we import is expected to have an impact on our business, mainly our cost of goods and profit margin, including uncertainty regarding the ultimate availability, timing, and amount of any remaining refunds of IEEPA tariffs we previously paid which have been subject to recent judicial developments;
●	consumer interests can change rapidly, and our success depends on the ongoing effectiveness of our marketing and online initiatives to build consumer affinity for our brand and drive consumer demand for our products and services;
●	we depend upon the shopping malls and tourist locations in which our stores are located to attract guests. Continued or further volatility in retail consumer traffic could adversely affect our financial performance and profitability;
●	our business may be adversely impacted at any time by various significant competitive threats;
●	global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations;
●	our profitability could be adversely affected by fluctuations in petroleum product prices;
●	if we are unable to generate interest in and demand for our interactive retail experience and products, including being able to identify and respond to consumer preferences in a timely manner, our sales, financial condition and profitability could be adversely affected;
●	our use of artificial intelligence technologies presents operational, reputational, data security and legal risks that could adversely affect our business and financial performance, and any failure to effectively leverage artificial technologies in our business could negatively impact our customer engagement and competitive position;
●	if we cannot renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our revenue and profitability could be harmed;
●	failure to successfully execute our omnichannel and brand expansion strategy and the cost of our investments in e-commerce and digital transformation may materially adversely affect our financial condition and profitability;
●	we are subject to risks associated with technology and digital operations;
●	we may not be able to evolve our store locations over time to align with market trends, successfully diversify our store formats and business models in accordance with our strategic goals or otherwise effectively manage our overall portfolio of stores which could adversely affect our ability to grow and could significantly harm our profitability;
●	our company-owned distribution center that services the majority of our stores in North America and our third-party distribution center providers used in the western U.S. and Europe may be required to close and operations may experience disruptions or may operate inefficiently;
●	we rely on a few global supply chain vendors to supply substantially all of our materials and merchandise, and significant price increases or any disruption in their ability to deliver materials and merchandise could harm our ability to source products and supply inventory to our stores;
●	our merchandise is manufactured by foreign manufacturers, we transact business in various foreign countries, and the availability and costs of our products, as well as our product pricing, may be negatively affected by risks associated with international manufacturing and trade and foreign currency fluctuations;
●	we may not be able to operate our international corporately-managed locations profitably;
●	if we cannot effectively manage our international partner-operated locations, attract new partners or if the laws relating to our international partners change, our growth and profitability could be adversely affected, and we could be exposed to additional liability;
●	we are subject to a number of risks related to disruptions, failures or security breaches of our information technology infrastructure. If we improperly obtain or are unable to protect our data or violate privacy or security laws or expectations, we could be subject to liability as well as damage to our reputation;
●	we may fail to renew, register or otherwise protect our trademarks or other intellectual property and have been sued by third parties for infringement or misappropriation of their proprietary rights, which could be costly, distract our management and personnel and result in the diminution in value of our trademarks and other important intellectual property;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise or of Build-A-Bear branded merchandise sold by our licensees ship any products that do not meet current safety standards or production requirements or if such products are recalled or cause injuries;
●	we may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that consumers believe are unethical;
●	we may suffer negative publicity or a decrease in sales or profitability if the products from other companies that we sell in our stores do not meet our quality standards or fail to achieve our sales expectations;
●	we may suffer negative publicity and damage to our reputation if we do not continue to evolve environmental, social, and governance initiatives in a timely manner;
●	fluctuations in our quarterly results of operations could cause the price of our common stock to substantially decline;
●	fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, cause us to be unable to repurchase shares at all, at the times or in the amounts we desire, cause the results of our share repurchase program may not be as beneficial as we would like, or cause us to discontinue our quarterly dividend program;
●	our relatively low market capitalization can cause the market price of our common stock to become volatile;
●	our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests;
●	we may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team;
●	because our business is largely based on a vertical retail model, labor-related matters, ranging from union formation to labor disputes, may adversely affect our operations; and
●	we may be unsuccessful in acquiring businesses or engaging in other strategic transactions, which may negatively affect our financial condition and profitability.

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

As of May 2, 2026, the Company had 669 global locations through a combination of its corporately-managed, partner-operated, and franchise models. This reflects 376 corporately-managed locations,  including 334 stores in the United States (“U.S.”) and Canada and 42 stores in the United Kingdom ("U.K.") and the Republic of Ireland, 181 partner-operated locations in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 112 international franchise locations , all under the Build-A-Bear Workshop brand. In addition to these stores, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements. For the 2026 fiscal year to date, the Company had net new unit growth of 7 experience locations, comprised of one corporately managed location, 3 partner-operated locations, and 3 international franchise locations.

We operate in three segments that share the same infrastructure, including management, systems, merchandising and marketing, and generate revenues as follows:

•	Direct to Consumer (“DTC”) – Corporately-managed retail stores located in the U.S., Canada, Puerto Rico, the U.K., Ireland, and two e-commerce sites;
•	Commercial – Transactions with other businesses, mainly comprised of wholesale product sales and licensing our intellectual property, including entertainment properties, for third-party use; and
•	International franchising – Royalties as well as product and fixture sales from other international operations under franchise agreements.

Selected financial data attributable to each segment for the thirteen weeks ended May 2, 2026 and May 3, 2025 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Events and Trends Regarding Tariffs and International Trade

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to the IEEPA duties. In April 2026, the CBP opened a portal for the refund process to begin for certain importers. Based on these court rulings affirming the Company's legal right to recover IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $13.2 million, which was recorded in receivables, net on the condensed consolidated balance sheet. For the thirteen weeks ended May 2, 2026, the Company recorded a $10.4 million benefit for these tariffs in cost of merchandise sold-retail on the condensed consolidated statements of operations and comprehensive income, $7.0 million of which related to prior fiscal year costs, and reduced the carrying value of inventory by $2.8 million on the condensed consolidated balance sheet as of May 2, 2026. The related inventory with tariffs is expected to be substantially sold in the second fiscal quarter of 2026.

The ultimate availability, timing, and amount of any remaining refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and assess their potential impact on its business, financial condition, and results of operations.

Since we import the vast majority of our products from vendors outside the U.S., we face uncertainty and risks related to tariffs and other trade policies that could negatively impact our Company.  Tariffs and other non-tariff trade practices can adversely affect our business in multiple ways, including increased costs of our products. While we have taken steps in recent years to diversify our supply chain and reduce China sourcing by shifting primarily to Vietnam, we remain subject to substantial potential exposure to tariffs. Specifically, the latest tariffs implemented by the U.S. continues to have an impact on our cost structure and product margins. Additionally, the uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade, including whether such tariffs or other measures will be withdrawn, or modified in the future, makes it difficult for us to operate optimally. Depending on the level and longevity of the tariff disruption, we will continue to adjust our pricing while monitoring the impact of inflation and consumer confidence, on both a micro and macro basis.

Description of Operations

Build-A-Bear Workshop offers interactive entertainment experiences via both physical and digital engagement, targeting a range of consumer segments and purchasing occasions through digitally-driven, diversified omnichannel capabilities. We operate a vertical retail channel with corporately-operated experience locations that feature a unique combination of interactivity and product in which guests can “make their own” furry friends by participating in the stuffing, dressing, accessorizing and naming of their own teddy bears and other stuffed animals along with the now-famous Heart Ceremony that helps to make the experience memorable by bringing the furry friend to "life."  Our retail footprint also comprises both domestic and international partner-operated and franchise locations that extend our unique combination of experience and product beyond our corporately-operated locations. We also operate buildabear.com, which serves as an information and communications tool to plan a store visit as well as an e-commerce platform that focuses on gift-giving, collectible merchandise and licensed products that appeal to consumers that have an affinity for characters from a range of entertainment, sports, art, and gaming properties. Our engaging digital purchasing experiences include our online “Bear-Builder” and an age-gated adult-focused “Bear Cave” microsite. Our retail stores also act as “mini distribution centers” that provide efficient omnichannel support for our digital demand. While the primary consumer target for our retail stores is families with children,  our e-commerce sites focus on collectors and gift givers that are primarily tweens, teens and adults. We have also extended our business model by leveraging our brand strength and owned intellectual properties through the creation of engaging content for kids and adults while also offering products at wholesale and in non-plush consumer categories via outbound licensing agreements with leading manufacturers.

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

These four pillars are as follows:

•	Pillar One - Organic Growth. While we expect to add new and faster-growing revenue streams over time, we must also continue to drive our core business. We plan to do this by optimizing our omnichannel model via deeper integration, greater visibility, and more meaningful engagement with guests to improve lifetime value. Our physical experience locations remain critical in building the strength of the Build-A-Bear brand with our core kid consumer. At the same time, our e-commerce business remains our single largest store, serving as a key information destination and a highly complementary channel that extends our reach beyond the core by over-indexing with teen and adult gifting and collectible consumers.

•	Pillar Two - Location Expansion. We expect to continue growing our experiential location footprint across all three retail business models, including corporately operated, partner-operated, and franchise, with a particular focus on international growth through our asset-light partner-operated approach. We expect to continue opening across global locations, in a broad range of formats, from smaller shop-in-shops to larger, tourist-destination locations.

•	Pillar Three - Wholesale and Outbound Brand Licensing. We are enhancing our capabilities, from systems to sourcing to replenishment, to be able to sell branded products to traditional wholesale customers beyond our experience locations. These products will be based on a variety of form factors and designed for the wholesale channel, including, for example, pre-stuffed plush. This effort is designed not only to drive incremental revenue but also to extend the brand presence to tens of thousands of new points of sale. We also intend to leverage our nearly 30 years of multi-generational brand equity to access substantial whitespace and enter adjacent non-plush categories through outbound licensing relationships, again, to bring Build-A-Bear-branded items to more places. Importantly, we view these additional spaces as complementary to our Workshops, with the intention of ultimately serving as a mechanism for awareness and trial, driving more traffic to our stores for the full Build-A-Bear experience.

•	Pillar Four - Gifting and Personalization. This pillar is designed to gain more share of the growing multi-billion-dollar gifting and personalization markets. Build-A-Bear offers beloved gifts that creates memories for both the gift-giver and recipient across multiple age groups and occasions. With over one-third of our revenue currently driven by birthdays, we have already proven that the brand is associated with gifting occasions but believe there is a robust opportunity to expand into gifts for more of life’s special moments, with our powerful brand and personalization options serving as an important competitive point of difference.

These four pillars are enabled by our continued focus on four platform areas that span each of the pillars and support their continued growth. The four platforms are as follows:

•	Platform One - Enhance Brand. Building our brand is core to our long-term growth, as it is the cornerstone of our ability to bring the unique and memorable Build-A-Bear experience to more guests around the world. We leverage innovative, brand-aligned marketing strategies to reach and engage our guests to enhance their affinity with and trust of Build-A-Bear.

•	Platform Two - Leverage Content. We drive elevated consumer engagement with Build-A-Bear through the strategic integration of product and experience across several different content strategies, including: stories that we tell through the launches of seasonal collections; owned Intellectual Property that can evolve from a screen-based character into plush; and partnerships with licensed brands for whom we can create unique “make-your-own” plush interpretations of their beloved characters.

•	Platform Three - Evolve Technology. We strategically evolve our technological infrastructure as needed to support our future growth and make data-driven decisions that allow us to scale more effectively.

•	Platform Four - Elevate Organization. We elevate our workforce to support the capabilities required for growth both through the development of current talent and the strategic addition of new team members to our organization.

Stores:

Corporately-Managed Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in the U.S., Canada, and Puerto Rico (collectively, North America) and the U.K. and Ireland (collectively, Europe) for the periods presented:

	Thirteen weeks ended
	May 2, 2026			May 3, 2025
	North America	Europe	Total	North America	Europe	Total
Beginning of period	333	42	375	328	40	368
Opened	5	-	5	-	1	1
Closed	(4)	-	(4)	-	-	-
End of period	334	42	376	328	41	369

As of May 2, 2026, 53% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops and by expansion in other locations outside of traditional malls.

Partner-Operated Locations:

The number of partner operated locations opened and closed for the periods presented below is summarized as follows:

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Beginning of period	178	138
Opened	10	10
Closed	(7)	-
End of period	181	148

Through our partner-operated model, there were 181 stores in operation at the end of the first quarter of 2026 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The partner-operated model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased from us on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Locations:

Our first franchisee location opened in November 2003. All franchise stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of May 2, 2026, we had seven master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering a total of twelve countries.

The number of international franchise locations opened and closed for the periods presented below are summarized as follows:

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Beginning of period(1)	109	92
Opened	4	4
Closed	(1)	-
End of period	112	96

(1)	Count for both years include nine shop-in-shop locations in Australia not previously reported.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of total revenues, except where otherwise indicated. Percentages will not total due to cost of merchandise sold being expressed as a percentage of net retail sales, commercial revenue, international franchising, respectively, as well as immaterial rounding.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended
	May 2,	May 3,
	2026	2025
Revenues:
Net retail sales	90.5%	93.1%
Commercial revenue	8.7	5.9
International franchising	0.8	1.0
Total revenues	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	35.6	43.1
Cost of merchandise sold - commercial (1)	40.4	39.5
Cost of merchandise sold - international franchising (1)	74.9	69.7
Total cost of merchandise sold	36.2	43.2
Consolidated gross profit	63.8	56.8
Selling, general and administrative	44.8	41.7
Interest income, net	(0.1)	(0.2)
Income before income taxes	19.1	15.3
Income tax expense	4.5	3.4
Net income	14.6	11.9

Retail Gross Margin (2)	64.4%	56.9%

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

Thirteen weeks ended May 2, 2026 compared to thirteen weeks ended May 3, 2025

Total revenues. Consolidated revenues decreased $3.1 million or 2.4%, primarily driven by a $6.1 million or 5.1% decrease in Net Retail sales partially offset by a $3.3 million or 44% increase in Commercial revenue when compared to the first fiscal quarter of 2025.  The decrease in net retail sales was driven by lower sales at existing stores, decreased e-commerce demand offset by sales at new stores. The increased commercial revenue was due to higher sales to our wholesale customers, including sales to new wholesale customers resulting from a net increase of 54 partner-operated locations since the first quarter of 2025.

Net retail sales for the thirteen weeks ended May 2, 2026 were $113.5 million, compared to $119.6 million for the thirteen weeks ended May 3, 2025.  The components of the performance are as follows (dollars in thousands):

Thirteen weeks ended
May 2, 2026
Impact from:
Existing stores	$(7,529)
New stores	3,538
Store closures	(486)
Foreign currency translation	832
Gift card breakage	8
Gift card discounts	128
Digital sales	(2,874)
Other	260
Total Change	$(6,123)

The lower retail revenue performance was primarily due to lower sales at existing stores, decreased e-commerce demand offset by sales at new stores.

Commercial revenue was $10.9 million for the thirteen weeks ended May 2, 2026 compared to $7.6 million for the thirteen weeks ended May 3, 2025. The $3.3 million increase is primarily due to increased sales volume from our wholesale accounts through our partner-operated retail model.

International franchising revenue was $0.9 million for the thirteen weeks ended May 2, 2026 compared to $1.2 million for the thirteen weeks ended May 3, 2025. The $0.3 million decrease is primarily due to timing of product shipments.

Retail gross margin. Retail gross margin dollars increased $5.1 million to $73.1 million from $68.0 million for the thirteen weeks ended May 3, 2025. The retail gross margin rate increased 750 basis points compared to the prior year, including a 560 basis-point benefit from the $7.0 million IEEPA tariff refund related to prior fiscal year costs, with the remaining 190 basis-points primarily driven by selective price increases.

Selling, general and administrative. SG&A expenses were $56.1 million, or 44.8% of consolidated revenue, for the thirteen weeks ended May 2, 2026, compared to $53.6 million, or 41.7% of consolidated revenue, for the thirteen weeks ended May 3, 2025. The increase was driven by higher total compensation costs, general inflationary pressures, and longer-range investments.

Interest income, net. Interest income was $0.1 million for the thirteen weeks ended May 2, 2026, compared to interest income of $0.2 million for the thirteen weeks ended May 3, 2025.

Provision for income taxes. Income tax expense was $5.6 million with a tax rate of 23.4% for the thirteen weeks ended May 2, 2026, as compared to $4.3 million with a tax rate of 22.0% for the thirteen weeks ended May 3, 2025. In the first quarter of fiscal 2026, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting and the foreign-derived deduction eligible income (formerly foreign derived intangible income). In the first quarter of fiscal 2025, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting and foreign derived intangible income. In addition, in the first quarter of fiscal 2026 and 2025, the Company remains in a full valuation allowance in certain foreign jurisdictions.

Earnings before Interest, Taxes, Depreciation, and Amortization

We believe that earnings before interest, taxes, depreciation, and amortization ("EBITDA") provides meaningful information about our operational efficiency by excluding the impact of differences in tax jurisdictions and structures, debt levels, and capital investment. Additionally, this measure is the metric used for portions of the Company's incentive compensation structure. This measure is not in accordance with, or an alternative to, GAAP. The most comparable GAAP measure is income before income taxes, or pre-tax income. EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measures for comparisons with other companies. The following table sets forth, for the periods indicated, the components of EBITDA (dollars in millions).

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Income before income taxes (pre-tax)	$23,880	$19,631
Interest income, net	(134)	(200)
Depreciation and amortization expense	4,002	3,700
Earnings before interest, taxes, depreciation, and amortization	$27,748	$23,131

EBITDA for the thirteen weeks ended May 2, 2026 increased $4.6 million, or 20.0% to $27.7 million from $23.1 million for the thirteen weeks ended May 3, 2025.  The increase was driven by higher gross profit resulting from increased retail and commercial margins partially offset by higher SG&A expenses. The increase to retail margin primarily resulted from the benefit of IEEPA tariff refund, $7 million of which related to prior fiscal year costs.

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

The timing of store closures, relocations, remodels, openings and re-openings may result in fluctuations in quarterly results based on the revenues and expenses associated with each store location. Expenses related to store closings are typically incurred in stages: when the decision is made to close the store typically associated with a lease event such as an expiration or lease-triggered clause; when the closure is communicated to store associates; and at the time of closure. We typically incur most preopening costs for a new store in the three months immediately preceding the store’s opening.

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

Liquidity and Capital Resources

Our cash requirements are primarily for the opening, remodeling or reformatting of stores, installation and upgrades of information systems and working capital. Over the past several years, we have met these requirements through cash generated from operations.  A summary of cash provided by or used in our operating, investing and financing activities is shown in the following table (dollars in thousands).

	Thirteen weeks ended
	May 2,	May 3,
	2026	2025
Net cash provided by operating activities	$21,224	$27,803
Net cash used in investing activities	(6,869)	(2,907)
Net cash used in financing activities	(14,754)	(8,408)
Effect of exchange rates on cash	(109)	96
(Decrease)/Increase in cash, cash equivalents, and restricted cash	$(508)	$16,584

Operating Activities. Cash provided by operating activities decreased $6.6 million for the thirteen weeks ended May 2, 2026, as compared to the thirteen weeks ended May 3, 2025. This decrease in cash from operating activities was primarily driven by increases in prepaid and other assets and receivables from commercial accounts, as well as changes in deferred revenue, accounts payable and accrued expenses, partially offset by higher net income.

Investing Activities. Cash used in investing activities increased $4.0 million for the thirteen weeks ended May 2, 2026, as compared to the thirteen weeks ended May 3, 2025. The increase in cash used in investing activities was primarily driven by increased spending on capital expenditures.

Financing Activities. Cash used in financing activities increased  $6.3 million for the thirteen weeks ended May 2, 2026, as compared to the thirteen weeks ended May 3, 2025. This increase in cash used in financing activities during the thirteen weeks of fiscal 2026 was driven by an increase in the amount utilized to repurchase shares compared to the prior year.

Capital Resources: As of May 2, 2026, we had a consolidated cash balance of $26.2 million, 73% of which was domiciled within the U.S, after investing $6.9 million in capital projects in the first quarter.

We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in an aggregate principal amount of up to $40.0 million, subject to a borrowing base formula. As of May 2, 2026, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) at a rate based on SOFR reference rate, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of May 2, 2026, our borrowing base was $40.0 million and the Company had no outstanding borrowings as of the end of the quarter.

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

Capital spending for the thirteen weeks ended May 2, 2026 totaled $6.9 million for information technology projects and new store openings, and we expect to spend approximately $22 to $25 million on capital expenditures in fiscal 2026.

Total inventory at quarter end was $77.8 million, an increase of $5.5 million or 8% from the end of the fiscal 2025 first quarter. We are comfortable with the level and composition of our inventory to support customer demand and critical seasonal products.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of May 2, 2026, we had purchase obligations totaling approximately $127.0 million, of which $28.6 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $11.4 million in cash to repurchase 248,118 shares during the thirteen weeks ended May 2, 2026 under our current September 2024 Stock Repurchase Program, compared to using $4.2 million in cash to repurchase 108,502 shares during the thirteen weeks ended May 3, 2025 under our September 2024 Stock Repurchase Program and completed August 2022 program.

Off-Balance Sheet Arrangements

None.

Inflation

The Company continued to experience inflationary pressures during the first quarter of fiscal 2026, primarily through higher store labor, product, freight, transportation and other supply chain costs. In addition, evolving tariffs and trade policies have increased cost and pricing pressure and created additional uncertainty across our sourcing and supply chain activities. We have taken actions to help mitigate these pressures, including cost reduction initiatives, process efficiencies, supplier negotiations, sourcing actions and selective pricing and assortment decisions. We expect inflationary and trade-related pressures to continue during fiscal 2026 and they may persist thereafter. The ultimate scope, duration and impact of existing and newly announced tariffs, any changes or pauses to such tariffs, and the timing and amount of any related refunds remain uncertain. These conditions may continue to affect product costs, freight and warehousing expense, other operating costs, customer spending patterns and our gross margins. In addition, broader geopolitical and macroeconomic developments may further increase transportation and supply chain costs or otherwise adversely affect our business.

Although we continue to monitor these developments and adjust our operating and pricing strategies as appropriate, we cannot reasonably estimate the ultimate impact of inflation, tariffs, trade policy developments or related macroeconomic uncertainty on our future results. If we are unable to offset these higher costs or if consumer demand weakens, our sales, results of operations, financial condition and cash flows could be adversely affected.

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

Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2026 as filed with the SEC on April 16, 2026, as amended by Amendment No. 1 as filed with the SEC on April 17, 2026 (the"2025 Form 10-K"), which includes audited consolidated financial statements for our 2025 and 2024 fiscal years. There have been no material changes to the critical accounting estimates disclosed in the 2025 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements — Basis of Presentation — Recent Accounting Pronouncements – Adopted in the Current Year as disclosed in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk as disclosed in our 2025 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 2, 2026, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
February 1, 2026 - February 28, 2026	89,848	$53.44	89,848	$56,888,747
March 1, 2026 - April 4, 2026	133,338	42.32	133,338	51,246,097
April 5, 2026 - May 2, 2026	24,932	38.12	24,932	50,295,609
Total	248,118	$45.93	248,118	$50,295,609

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter, if any. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions
(3)	On September 11, 2024, we announced that our Board of Directors authorized a share repurchase program of up to $100 million (replacing the previous stock repurchase program which was terminated). This program authorizes the Company to repurchase shares through September 30, 2028, does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the Company's fiscal quarter ended May 2, 2026, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K

•	Voin Todorovic, Chief Financial Officer, adopted a new trading arrangement on April 2, 2026 providing for the sale of up to 12,000 aggregate shares of the Company’s Class A common stock between July 6, 2026, and January 29, 2027.
•	Narayan Iyengar, Director, adopted a new trading arrangement on March 20, 2026 providing for the sale of up to 3,448 aggregate shares of the Company's Class A common stock between June 22, 2026, and February 26, 2027.
•	Sharon John, Chief Executive Officer, adopted a new trading arrangement on March 19, 2026 providing for the sale of up to 91,036 aggregate shares of the company's Class A common stock between July 6, 2026, and September 2, 2026.

Each of the foregoing trading arrangements is intended to satisfy the affirmative defense of rule 10b5-1(c).

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through January 4, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on January 4, 2018)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	CEO Employment, Confidentiality and Noncompete Agreement, effective as of March 12, 2026, by and between J. Christopher Hurt and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K filed on March 12, 2026).

10.2**	Amended and Restated Employment, Confidentiality, and Noncompete Agreement, effective as of June 11, 2026, by and between David Henderson and Build-A-Bear Workshop, Inc.

31.1**	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2**	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1***	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2***	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2026

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ Sharon John
Sharon John
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)