Form 10-Q
period 2026-08-01
BUILD-A-BEAR WORKSHOP INC
filed 2026-09-10
CIK 1113809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2026

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

As of September 8, 2026, there were 12,319,335 issued and outstanding shares of the registrant’s common stock.

BUILD-A-BEAR WORKSHOP, INC.

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	August 1,	January 31,	August 2,
	2026	2026	2025
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$14,004	$26,755	$39,108
Inventories, net	81,130	82,203	81,758
Receivables, net	16,383	21,459	13,526
Prepaid expenses and other current assets	11,378	9,603	10,026
Total current assets	122,895	140,020	144,418

Operating lease right-of-use asset	119,760	121,129	100,950
Property and equipment, net	79,058	70,926	58,804
Deferred tax assets	7,180	7,370	8,045
Other assets, net	5,208	6,008	6,021
Total Assets	$334,101	$345,453	$318,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,017	$15,318	$16,659
Accrued expenses	14,731	26,104	19,110
Operating lease liability short term	28,138	28,651	26,996
Gift cards and customer deposits	13,789	15,289	14,343
Deferred revenue and other	3,925	5,264	3,964
Total current liabilities	76,600	90,626	81,072

Operating lease liability long term	97,373	98,647	80,365
Other long-term liabilities	1,131	1,152	1,406

Stockholders' equity:
Preferred stock, par value $0.01, Shares authorized: 15,000,000; No shares issued or outstanding at August 1, 2026, January 31, 2026 and August 2, 2025	-	-	-
Common stock, par value $0.01, Shares authorized: 50,000,000; Issued and outstanding: 12,467,170, 12,808,954, and 13,159,408 shares, respectively	126	128	132
Additional paid-in capital	59,113	60,821	61,701
Accumulated other comprehensive loss	(11,132)	(10,760)	(11,304)
Retained earnings	110,890	104,839	104,866
Total stockholders' equity	158,997	155,028	155,395
Total Liabilities and Stockholders' Equity	$334,101	$345,453	$318,238

See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Revenues:
Net retail sales	$106,544	$114,635	$220,010	$234,224
Commercial revenue	8,086	8,629	19,034	16,251
International franchising	661	983	1,517	2,167
Total revenues	115,291	124,247	240,561	252,642

Costs and expenses:
Cost of merchandise sold - retail	48,982	48,552	89,320	100,123
Cost of merchandise sold - commercial	3,383	3,419	7,802	6,433
Cost of merchandise sold - international franchising	437	765	1,078	1,588
Total cost of merchandise sold	52,802	52,736	98,200	108,144
Consolidated gross profit	62,489	71,511	142,361	144,498
Selling, general and administrative expense	51,410	56,399	107,536	109,955
Interest income, net	(552)	(206)	(686)	(406)
Income before income taxes	11,631	15,318	35,511	34,949
Income tax expense	2,871	2,951	8,452	7,263
Net income	$8,760	$12,367	$27,059	$27,686

Foreign currency translation adjustment	(193)	(9)	(372)	1,250
Comprehensive income	$8,567	$12,358	$26,687	$28,936

Income per common share:
Basic	$0.71	$0.94	$2.16	$2.11
Diluted	$0.70	$0.94	$2.16	$2.11

Shares used in computing common per share amounts:
Basic	12,420,379	13,111,615	12,502,383	13,095,958
Diluted	12,431,533	13,139,470	12,526,722	13,142,443

 See accompanying notes to condensed consolidated financial statements.

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Twenty-six weeks ended
	August 1,	August 2,
	2026	2025

Cash flows provided by operating activities:
Net income	$27,059	$27,686
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,114	7,368
Share-based and performance-based stock compensation	(189)	1,172
Provision/adjustments for doubtful accounts	(44)	(27)
Gain on disposal of property and equipment	(17)	(17)
Net change in film costs and advances	(66)	-
Deferred taxes	165	(383)
Change in assets and liabilities:
Inventories, net	881	(11,240)
Receivables, net	5,066	2,928
Prepaid expenses and other assets	(1,730)	2,950
Accounts payable and accrued expenses	(9,813)	3,657
Operating leases	(399)	(481)
Gift cards and customer deposits	(1,482)	(1,513)
Deferred revenue	(1,399)	(83)
Net cash provided by operating activities	26,146	32,017
Cash flows used in investing activities:
Purchases of property and equipment	(15,421)	(6,328)
Net cash used in investing activities	(15,421)	(6,328)
Cash flows used in financing activities:
Purchases of common stock for employee equity awards, net of tax	(453)	(1,266)
Cash dividends paid on vested participating securities	(5,768)	(5,836)
Purchases of Company’s common stock	(17,153)	(7,323)
Net cash used in financing activities	(23,374)	(14,425)
Effect of exchange rates on cash	(102)	86
(Decrease)/Increase in cash, cash equivalents, and restricted cash	(12,751)	11,350
Cash, cash equivalents and restricted cash, beginning of period	26,755	27,758
Cash, cash equivalents and restricted cash, end of period	$14,004	$39,108

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$13,601	$38,707
Restricted cash from long-term deposits	$403	$401
Total cash, cash equivalents and restricted cash	$14,004	$39,108

Net cash paid during the period for income taxes	$11,212	$4,697

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

2. Revenue

Currently, most of the Company’s revenue is derived from direct-to-consumer ("DTC") retail sales (including from its e-commerce sites) and is recognized when control of the merchandise is transferred to the customer. The Company's disaggregated revenue is fully disclosed as net sales to external customers by reporting segment and by geographic area (See Note 11 — Segment Information for additional information). The Company's direct-to-consumer reporting segment represents 92% of consolidated revenue for the second quarter of fiscal 2026. The majority of these sales transactions were single performance obligations that were recorded when control of merchandise was transferred to the customer.

The following is a description of principal activities from which the Company generates its revenue through three reportable segments.

The Company’s direct-to-consumer segment includes the operating activities of corporately-managed stores, other retail-delivered operations and online sales. Direct-to-consumer revenue is recognized when control of the merchandise is transferred to the customer and for the Company's online sales, control generally transfers upon delivery to the customer. Revenue is measured as the amount of consideration, including any discounts or incentives, the Company expects to receive in exchange for transferring the merchandise. Product returns have historically averaged less than one-half of one percent due to the personalized and interactive nature of sales, where consumers customize their own stuffed animal. The Company has elected to exclude from revenue all collected sales, value-added, and other taxes paid by its customers.

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

The Company’s commercial segment includes transactions with other businesses and is mainly comprised of  wholesale sales of merchandise, supplies and fixtures, licensing the Company's intellectual properties for third-party use, and revenues generated from entertainment activities. Revenue for wholesale sales is recognized when the control of the merchandise or fixtures is transferred to the customer, which generally occurs upon shipment to the customer. The license agreements provide the customer with highly interrelated rights, including the Build-A-Bear retail operations proprietary process, that are not distinct in the context of the contract and, therefore, have been accounted for as a single performance obligation and recognized as licensee sales occur. If the contract includes a guaranteed minimum, the minimum guarantee is recognized on a straight-line basis over the guarantee term until such time as royalties earned through licensee sales exceed the minimum guarantee. The Company classifies these guaranteed minimum contract liabilities as deferred revenue and other on the condensed consolidated balance sheet. Entertainment revenue is generated through the sale of entertainment assets directly to customers or through licensing agreements.

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

The Company also incurs expenses directly related to the startup of new franchises, which may include finder’s fees, legal and travel costs, expenses related to its ongoing support of the franchises and employee compensation. Accordingly, the Company’s policy is to capitalize any finder’s fee, as an incremental cost, and expense all other costs as incurred. The Company amortizes these capitalized costs into expense in the same pattern as the development fee as described previously. These capitalized costs for the thirteen and twenty-six weeks ended August 1, 2026 are not material to the financial statements.

The Company reserves for “expected” credit losses on financial instruments and other commitments to extend credit rather than the “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts.  For the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company's accounts receivable are net of $4.2 million and $6.9 million, respectively, inclusive of the allowance for credit losses and the reserve for the UK's customs authority "HMRC" matter of $0.6 million and $3.6 million, respectively.  See Note 12 for further discussion of the HMRC matter.

During the first quarter of fiscal 2026, following Supreme Court rulings regarding tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"), the Company determined that it was entitled to recover approximately $13.2 million of previously paid tariffs. The Company recorded the related receivable, recognized a $10.4 million benefit in cost of merchandise sold-retail, including approximately $7.0 million related to prior fiscal year costs, and reduced the carrying value of inventory by approximately $2.8 million for tariffs attributable to inventory remaining on hand. During the second quarter of fiscal 2026, the Company collected the refund including interest and recognized the remaining inventory-related benefit as the underlying inventory was sold. As a result, the Company has substantially completed recognition of the financial statement impacts associated with the IEEPA tariff refund.

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

The table below presents certain information related to the lease costs for operating leases for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025

Operating lease costs	$11,418	$10,765	$22,827	$21,208
Variable lease costs (1)	2,112	2,509	4,326	4,889
Short term lease costs	34	21	61	49
Total Operating Lease costs	$13,564	$13,295	$27,214	$26,146

(1)

Variable lease costs consist of leases with variable rent structures, which are intended to increase flexibility in an environment with expected high sales volatility and provide a natural hedge against potential sales declines.

Other information

The table below presents supplemental cash flow information related to leases for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating cash flows for operating leases	$11,153	$10,633	$22,215	$20,848

As of August 1, 2026 and August 2, 2025, the weighted-average remaining operating lease term was 6.2 years and 6.1 years, respectively, and the weighted-average discount rate was 6.9% and 7.1%, respectively, for operating leases recognized on the Company's condensed consolidated balance sheets.

The value of our operating lease asset was $119.8 million and $101.0 million as of  August 1, 2026 and August 2, 2025, respectively.  The increase was driven by the Company entering into leases for new stores as well as securing longer-term extensions for existing stores resulting in contracts with more favorable terms.

For the thirteen and twenty-six weeks ended August 1, 2026 and the thirteen and twenty-six weeks ended August 2, 2025, the Company incurred no impairment charges against its right-of-use operating lease assets.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands).

Operating Leases
2026	$15,887
2027	33,912
2028	26,510
2029	20,987
2030	16,540
Thereafter	43,184
Total minimum lease payments	157,020
Less: amount of lease payments representing interest	(31,509)
Present value of future minimum lease payments	125,511
Less: current obligations under leases	(28,138)
Long-term lease obligations	$97,373

As of August 1, 2026, the Company had additional executed leases that had not yet commenced with operating lease liabilities of $0.9 million. These leases are expected to commence in the third quarter of fiscal 2026 with lease terms of three to ten years.

4. Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	August 1,	January 31,	August 2,
	2026	2026	2025
Prepaid occupancy (1)	$3,478	$2,570	$3,757
Prepaid insurance	1,603	1,068	451
Prepaid taxes (2)	327	81	143
Prepaid gift card fees	432	511	388
Prepaid royalties	396	111	203
Other (3)	5,142	5,262	5,084
Total	$11,378	$9,603	$10,026

(1)	Prepaid occupancy consists of prepaid expenses related to variable non-lease components.
(2)	Prepaid taxes consist of prepaid federal and state income tax.
(3)	Other consists primarily of prepaid expense related to information technology maintenance contracts and software as a service.

Other non-current assets consist of the following (in thousands):

	August 1,	January 31,	August 2,
	2026	2026	2025
Entertainment production asset (1)	$3,726	$4,493	$4,336
Deferred compensation	1,391	1,356	1,549
Other (2)	91	159	136
Total	$5,208	$6,008	$6,021

(1)	Entertainment production asset includes the direct costs, production overhead and development costs in producing entertainment assets such as films or music.
(2)	Other consists primarily of deferred financing costs related to the Company's credit facility.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 1,	January 31,	August 2,
	2026	2026	2025
Accrued wages, bonuses and related expenses	$9,177	$16,824	$12,122
Sales and value added taxes payable	2,325	3,341	2,597
Current income taxes payable	1,262	3,943	2,156
Accrued rent and related expenses (1)	1,017	1,046	885
Accrued expense - other (2)	950	950	1,350
Total	$14,731	$26,104	$19,110

(1)	Accrued rent and related expenses consist of accrued costs associated with non-lease components.
(2)	Accrued expense - other consists of costs associated with legal accruals.

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

For the thirteen weeks ended August 1, 2026 and August 2, 2025, selling, general and administrative expense included stock-based compensation expense of $(0.8) million and $0.7 million, respectively. For the twenty-six weeks ended August 1, 2026 and August 2, 2025  selling, general and administrative expense included stock-based compensation expense of $(0.1) million and $1.2 million, respectively. As of August 1, 2026, there was $5.4 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.0 years.

As of August 1, 2026 and  January 31, 2026, the Company had no outstanding stock options.

The following table is a summary of the balances and activity related to time-based and performance-based restricted stock for the twenty-six weeks ended August 1, 2026:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2026 (1)	73,588	$37.97	156,665	$32.82
Granted (1)	87,383	37.11	110,337	37.39
Vested	(41,415)	37.08	-	-
Adjustment for performance achievement	-	-	(40,494)	24.75
Earned and vested	-	-	(9,810)	24.75
Forfeited (1)	(23,336)	38.61	(70,549)	33.90
Outstanding, August 1, 2026 (1)	96,220	$37.76	146,149	$38.59

(1)	Performance-based restricted stock outstanding, granted, and forfeited are presented at 100% of target.

The total fair value of shares vested during the twenty-six weeks ended  August 1, 2026 and August 2, 2025 was $1.8 million and $2.5 million, respectively.

The outstanding performance shares as of August 1, 2026 consist of the following:

Performance Shares
Unearned shares subject to performance-based restrictions at target:
2024 - 2026 consolidated, cumulative EBITDA objectives	18,398
2024 - 2026 consolidated, cumulative revenue objectives	6,133
2025 - 2027 consolidated revenue growth objectives	37,832
2026 - 2028 consolidated revenue growth objectives	83,786
Performance shares outstanding, August 1, 2026	146,149

7. Income Taxes

The Company's effective tax rate was 24.7% and 23.8% for the thirteen and twenty-six weeks ended August 1, 2026, respectively, compared to 19.3% and 20.8% for the thirteen and twenty-six weeks ended August 2, 2025, respectively. The fiscal 2026 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset partially by the tax impact of equity awards vesting and the foreign-derived deduction eligible income (formerly foreign derived intangible income). The fiscal 2025 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting, the foreign-derived intangible income deduction and discrete benefits related to settlement of a prior period tax position. In addition, in the second quarter of fiscal 2026 and 2025, the Company remains in a full valuation allowance in certain foreign jurisdictions.

8. Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity (in thousands) for the thirteen weeks ended August 1, 2026 and August 2, 2025 (in thousands).

	For the thirteen weeks ended August 1, 2026					For the thirteen weeks ended August 2, 2025

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$126	$59,919	$(10,939)	$109,913	$159,019	$132	$61,602	$(11,295)	$98,243	$148,682
Shares issued under employee stock plans	2	(2)			-					-
Stock-based compensation		34			34		375			375
Shares withheld in lieu of tax withholdings	-	(104)			(104)					-
Share repurchase	(2)	(734)		(4,909)	(5,645)		(276)		(2,839)	(3,115)
Cash dividends				(2,874)	(2,874)				(2,905)	(2,905)
Other				-	-					-
Other comprehensive income			(193)		(193)			(9)		(9)
Net income				8,760	8,760				12,367	12,367
Balance, ending	$126	$59,113	$(11,132)	$110,890	$158,997	$132	$61,701	$(11,304)	$104,866	$155,395

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

The following table sets forth the changes in stockholders’ equity for the twenty-six weeks ended August 1, 2026 and August 2, 2025 (in thousands).

	For the twenty-six weeks ended August 1, 2026					For the twenty-six weeks ended August 2, 2025

	Common			Retained		Common			Retained
	stock	APIC (1)	AOCI (2)	earnings	Total	stock	APIC (1)	AOCI (2)	earnings	Total
Balance, beginning	$128	$60,821	$(10,760)	$104,839	$155,028	$133	$61,987	$(12,554)	$89,516	$139,082
Shares issued under employee stock plans	2	241			243		1,103			1,103
Stock-based compensation		414			414		659			659
Shares withheld in lieu of tax withholdings	-	(454)			(454)		(1,266)			(1,266)
Share repurchase	(4)	(1,909)		(15,240)	(17,153)	(1)	(782)		(6,540)	(7,323)
Cash dividends				(5,768)	(5,768)				(5,796)	(5,796)
Other				-	-					-
Other comprehensive income			(372)		(372)			1,250		1,250
Net income				27,059	27,059				27,686	27,686
Balance, ending	$126	$59,113	$(11,132)	$110,890	$158,997	$132	$61,701	$(11,304)	$104,866	$155,395

(1) Additional paid-in capital (“APIC”)

(2) Accumulated other comprehensive loss (“AOCI”)

During the thirteen and twenty-six weeks ended August 1, 2026, the Company utilized $5.6 million in cash to repurchase 155,118 shares and utilized $17.0 million in cash to repurchase 403,236 shares, respectively, under its $100 million stock repurchase program that was authorized by the Board on September 11, 2024 (the "September 2024 Stock Repurchase Program"). Between the end of the second fiscal quarter of 2026 and September 8, 2026, the Company utilized an additional $4.2 million in cash to repurchase 129,194 shares under the September 2024 Stock Repurchase Program, leaving an aggregate of $40.5 million available for future repurchases under that plan.  For the thirteen and twenty-six weeks ended August 1, 2026, the Board authorized cash dividends to stockholders of $2.9 million and $5.8 million, respectively.

During the thirteen and twenty-six weeks ended August 2, 2025, the Company utilized $3.1 million in cash to repurchase 59,083 shares and utilized $7.3 million to repurchase 167,585 shares, respectively, under the September 2024 Stock Repurchase Program. For the thirteen and twenty-six weeks ended August 2, 2025, the Company's Board of Directors authorized cash dividends to stockholders of $2.9 million and $5.8 million, respectively.

9. Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
NUMERATOR:
Net income	$8,760	$12,367	$27,059	$27,686

DENOMINATOR:
Weighted average number of common shares outstanding - basic	12,420,379	13,111,615	12,502,383	13,095,958
Dilutive effect of share-based awards:	11,154	27,855	24,339	46,485
Weighted average number of common shares outstanding - dilutive	12,431,533	13,139,470	12,526,722	13,142,443

Basic net income per common share	$0.71	$0.94	$2.16	$2.11
Diluted net income per common share	$0.70	$0.94	$2.16	$2.11

In calculating the diluted income per share for the thirteen and twenty-six weeks ended August 1, 2026, respectively, there were 162,065 and 115,630 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect. For the thirteen and twenty-six weeks ended August 2, 2025, respectively, there were 28,036 and 14,018 shares of common stock that were outstanding at the end of the period that were not included in the computation of diluted income per share due to their anti-dilutive effect.

10. Comprehensive Income

The difference between comprehensive income or loss and net income or loss is the result of foreign currency translation adjustments on the balance sheets of subsidiaries whose functional currency is not the U.S. dollar. The accumulated other comprehensive loss balance on  August 1, 2026 and August 2, 2025 was comprised entirely of foreign currency translation. For the thirteen weeks ended August 1, 2026 and August 2, 2025, the Company had no reclassifications out of accumulated other comprehensive loss.

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

The following is a summary of the financial information for the Company’s reportable segments (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Total
Thirteen weeks ended August 1, 2026
Total Revenue	$106,544	$8,086	$661	$115,291
Cost of Goods Sold	48,982	3,383	437	52,802
Gross Profit	57,562	4,703	224	62,489
Selling, General & Administrative	34,767	987	306	36,060
Contribution Margin	22,795	3,716	(82)	26,429
Overhead Expenses(1)				15,350
Interest Income				(552)
Income before income taxes				$11,631
Thirteen weeks ended August 2, 2025
Total Revenue	$114,635	$8,629	$983	$124,247
Cost of Goods Sold	48,552	3,419	765	52,736
Gross Profit	66,083	5,210	218	71,511
Selling, General & Administrative	34,183	97	-	34,280
Contribution Margin	31,900	5,113	218	37,231
Overhead Expenses(1)				22,119
Interest Income				(206)
Income before income taxes				$15,318

Twenty-six weeks ended August 1, 2026
Total Revenue	$220,010	$19,034	$1,517	$240,561
Cost of Goods Sold	89,320	7,802	1,078	98,200
Gross Profit	130,690	11,232	439	142,361
Selling, General & Administrative	70,847	1,090	306	72,243
Contribution Margin	59,843	10,142	133	70,118
Overhead Expenses(1)				35,293
Interest Income				(686)
Income before income taxes				$35,511
Twenty-six weeks ended August 2, 2025
Total Revenue	$234,224	$16,251	$2,167	$252,642
Cost of Goods Sold	100,123	6,433	1,588	108,144
Gross Profit	134,101	9,818	579	144,498
Selling, General & Administrative	68,535	193	-	68,728
Contribution Margin	65,566	9,625	579	75,770
Overhead Expenses(1)				41,227
Interest Income				(406)
Income before income taxes				$34,949

(1)	Overhead expenses contain selling, general and administrative expenses not attributable to a segment.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows (in thousands):

	Direct-to-		International
	Consumer	Commercial	Franchising	Corporate	Total
Thirteen weeks ended August 1, 2026
Total Assets	$243,692	$13,562	$1,336	$75,511	$334,101
Depreciation and amortization	2,671	467	-	974	4,112
Capital Expenditures	7,690		-	862	8,552
Thirteen weeks ended August 2, 2025
Total Assets	$219,168	$11,466	$1,648	$85,956	$318,238
Depreciation and amortization	2,691	35	-	942	3,668
Capital Expenditures	2,381	-	-	984	3,365

Twenty-six weeks ended August 1, 2026
Total Assets	$243,692	$13,562	$1,336	$75,511	$334,101
Depreciation and amortization	5,235	825	-	2,054	8,114
Capital Expenditures	13,101	-	-	2,320	15,421
Twenty-six weeks ended August 2, 2025
Total Assets	$219,168	$11,466	$1,648	$85,956	$318,238
Depreciation and amortization	5,425	74	-	1,869	7,368
Capital Expenditures	4,021	-	-	2,307	6,328

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

	North
	America (1)	Europe (2)	Other (3)	Total
Thirteen weeks ended August 1, 2026
Net sales to external customers	$101,011	$13,272	$1,008	$115,291
Thirteen weeks ended August 2, 2025
Net sales to external customers	$107,066	$15,775	$1,406	$124,247

Twenty-six weeks ended August 1, 2026
Net sales to external customers	$208,509	$27,607	$4,445	$240,561
Property and equipment, net	74,493	4,565		79,058
Twenty-six weeks ended August 2, 2025
Net sales to external customers	$218,339	$31,402	$2,901	$252,642
Property and equipment, net	54,121	4,683		58,804

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

Assessments made by the U.K. customs authority in 2012 were appealed by the Company, which has paid the disputed duty, strictly under protest, pending the outcome of the continuing dispute, and this is included in receivables, net in the DTC segment. The U.K. customs authority contested the Company's appeal. Rulings by the First Tier Tribunal in  November 2019 and Upper Tribunal in  March 2021 held that duty was due on some, but not all, of the products at issue. The Company petitioned the Court of Appeal for permission to appeal certain elements of the Upper Tribunal decision, and in early November 2021, a judge granted the Company's petition for permission to appeal those elements of the Upper Tribunal decision on some, but not all, of the grounds of appeal that the Company had put forward. An appeal was heard by the Court of Appeal during the first quarter of fiscal 2022, and the Court of Appeal dismissed the appeal in the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022, the UK Supreme Court declined to hear the appeal. The Company is engaging with the customs authority to attempt to resolve all outstanding issues following the application of the determined principles. The case will return to the lower tribunal for a final ruling if outstanding issues cannot be resolved. The Company maintains a provision against the related receivable, based on a current evaluation of collectability, using the latest facts available in the dispute. During the first quarter of fiscal 2026, the Company received approximately $0.6 million from His Majesty's Revenue and Customs ("HMRC"). Following this receipt, the Company reassessed the collectability of the related receivable and adjusted both the gross receivable balance and the associated reserve by $3.2 million, leaving a gross receivable balance of $0.8 million, a reserve of $0.6 million, and a net receivable of $0.2 million as of August 1, 2026. The Company believes that the outcome of this dispute will not have a material adverse impact on the results of operations, liquidity, or financial position of the Company.

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

As of August 1, 2026, the Company had 674 global locations through a combination of its corporately-managed, partner-operated, and franchise models. This reflects 379 corporately-managed locations,  including 337 stores in the United States (“U.S.”) and Canada and 42 stores in the United Kingdom ("U.K.") and the Republic of Ireland, 177 partner-operated locations in which we sell our products on a wholesale basis to other companies that then, in turn, execute our retail experience, and 118 international franchise locations, all under the Build-A-Bear Workshop brand. In addition to these locations, we sell products on our company-owned e-commerce sites and third-party marketplace sites, our franchisees sell products through sites that they manage as well as other third-party marketplace sites and other parties sell products on their sites under wholesale agreements. For fiscal year 2026 year-to-date, the Company achieved net new unit growth of 12 experience locations, comprising four corporately managed locations and nine international franchise locations, partially offset by one fewer partner-operated location compared with the prior fiscal year.

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

Selected financial data attributable to each segment for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 are set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Events and Trends Regarding Tariffs and International Trade

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. During the first quarter of fiscal 2026, following Supreme Court rulings regarding tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"), the Company determined that it was entitled to recover approximately $13.2 million of previously paid tariffs. The Company recorded the related receivable, recognized a $10.4 million benefit in cost of merchandise sold-retail, including approximately $7.0 million related to prior fiscal year costs, and reduced the carrying value of inventory by approximately $2.8 million for tariffs attributable to inventory remaining on hand. During the second quarter of fiscal 2026, the Company collected the refund including interest and recognized the remaining inventory-related benefit as the underlying inventory was sold. As a result, the Company has substantially completed recognition of the financial statement impacts associated with the IEEPA tariff refund.

The Company continues to be subject to tariffs imposed under other legal authorities. Based on current information, the Company's fiscal 2026 outlook reflects the impact of ongoing tariffs and related costs associated with an estimated effective tariff rate of approximately 12.5%. There remains uncertainty regarding future tariff policies, tariff rates, trade negotiations, potential retaliatory actions, and the duration of existing tariffs. The Company continues to monitor these developments and evaluate their potential impact on its business, financial condition, results of operations, and cash flows.

Since we import the vast majority of our products from vendors outside the U.S., we face uncertainty and risks related to tariffs and other trade policies that could negatively impact our Company.  Tariffs and other non-tariff trade practices can adversely affect our business in multiple ways, including increased costs of our products. While we have taken steps in recent years to diversify our supply chain and reduce China sourcing by shifting primarily to Vietnam, we remain subject to substantial potential exposure to tariffs. Specifically, the latest tariffs implemented by the U.S. continue to have an impact on our cost structure and product margins. Additionally, the uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade, including whether such tariffs or other measures will be withdrawn, or modified in the future, makes it difficult for us to operate optimally. Depending on the level and longevity of the tariff disruption, we will continue to adjust our pricing while monitoring the impact of inflation and consumer confidence, on both a micro and macro basis.

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

We seek to provide outstanding guest experiences across all channels and touch points including our retail locations, our e-commerce sites, our mobile sites and apps as well as traditional, digital, and social media. We believe the hands-on and interactive nature of our experiencial locations, our personal service model and engaging digital shopping experiences result in guests forming an emotional connection with our brand which has multi-generational appeal that captures today’s zeitgeist including desire for engaging experiences, personalization and “DIY” while being recognized as trusted, giving, and a part of pop culture.

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

These four pillars are as follows:

•	Pillar One - Organic Growth. While we expect to add new and faster-growing revenue streams over time, we must also continue to drive our core business. We plan to do this by optimizing our omnichannel model via deeper integration, greater visibility, and more meaningful engagement with guests to improve lifetime value. Our physical experiencial locations remain critical in building the strength of the Build-A-Bear brand with our core kid consumer. At the same time, our e-commerce business remains our single largest store, serving as a key information destination and a highly complementary channel that extends our reach beyond the core by over-indexing with teen and adult gifting and collectible consumers.

•	Pillar Two - Location Expansion. We expect to continue growing our experiential location footprint across all three retail business models, including corporately operated, partner-operated, and franchise, with a particular focus on international growth through our asset-light partner-operated approach. We expect to continue opening across global locations, in a broad range of formats, from smaller standalone locations, shop-in-shops to larger, tourist-destination locations.

•	Pillar Three - Wholesale and Outbound Brand Licensing. We are enhancing our capabilities, from systems to sourcing to replenishment, to be able to sell branded products to traditional wholesale customers beyond our experience locations. These products will be based on a variety of form factors and designed for the wholesale channel, including, for example, pre-stuffed plush. This effort is designed not only to drive incremental revenue but also to extend the brand presence to tens of thousands of new points of sale. We also intend to leverage our nearly 30 years of multi-generational brand equity to access substantial whitespace and enter adjacent non-plush categories through outbound licensing relationships, again, to bring Build-A-Bear-branded items to more places. Importantly, we view these additional spaces as complementary to our Workshops, with the intention of ultimately serving as a mechanism for awareness and trial, driving more traffic to our stores for the full Build-A-Bear experience.

•	Pillar Four - Gifting and Personalization. This pillar is designed to gain more share of the growing multi-billion-dollar gifting and personalization markets. Build-A-Bear offers beloved gifts that create memories for both the gift-giver and recipient across multiple age groups and occasions. With over one-third of our revenue currently driven by birthdays, we have already proven that the brand is associated with gifting occasions but believe there is a robust opportunity to expand into gifts for more of life’s special moments, with our powerful brand and personalization options serving as an important competitive point of difference.

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

Stores:

Corporately-Managed Locations:

The table below sets forth the number of Build-A-Bear Workshop corporately-managed stores in the U.S., Canada, and Puerto Rico (collectively, North America) and the U.K. and Ireland (collectively, Europe) for the periods presented:

	Twenty-six weeks ended
	August 1, 2026			August 2, 2025
	North America	Europe	Total	North America	Europe	Total
Beginning of period	333	42	375	328	40	368
Opened	8	-	8	-	1	1
Closed	(4)	-	(4)	(1)	-	(1)
End of period	337	42	379	327	41	368

As of August 1, 2026, 55% of our corporately-managed stores were in an updated Discovery format. We also expect to close certain stores in accordance with natural lease events as an ongoing part of our real estate management and day-to-day operational plans. The future of our retail store fleet may include expansion into more non-traditional locations, including concourse format shops, and expansion in other locations outside of traditional malls.

Partner-Operated Locations:

The number of partner-operated locations opened and closed for the periods presented below is summarized as follows:

	Twenty-six weeks ended
	August 1, 2026	August 2, 2025
Beginning of period	178	138
Opened	13	19
Closed	(14)	-
End of period	177	157

Through our partner-operated model, there were 177 stores in operation at the end of the second quarter of 2026 with relationships that included Carnival Cruise Line, Great Wolf Lodge Resorts, Landry's and Girl Scouts of the USA. The partner-operated model is capital light for us, with the partner company building out and operating the workshops including providing the real estate location and covering the cost of labor and inventory, which is purchased from us on a wholesale basis. These locations are heavily weighted to the hospitality industry, which allow us to further advance our focus on experience location expansion in non-traditional and tourist areas, as well as shop-in-shop arrangements within other retailers’ stores.

International Franchise Locations:

Our first franchisee location opened in November 2003. All franchise stores have similar signage, store layout, merchandise characteristics and guest experience as our corporately-managed stores. As of August 1, 2026, we had seven master franchise agreements, which typically grant franchise rights for a particular country or group of countries, covering a total of twelve countries.

The number of international franchise locations opened and closed for the periods presented below is summarized as follows:

	Twenty-six weeks ended
	August 1, 2026	August 2, 2025
Beginning of period(1)	109	92
Opened	10	15
Closed	(1)	(5)
End of period	118	102

(1)	Count for both years include nine shop-in-shop locations in Australia not previously reported.

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

BUILD-A-BEAR WORKSHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Revenues:
Net retail sales	92.4%	92.3%	91.5%	92.7%
Commercial revenue	7.0	6.9	7.9	6.4
International franchising	0.6	0.8	0.6	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of merchandise sold - retail (1)	46.0	42.4	40.6	42.7
Cost of merchandise sold - commercial (1)	41.8	39.6	41.0	39.6
Cost of merchandise sold - international franchising (1)	66.1	77.8	71.1	73.3
Total cost of merchandise sold	45.8	42.4	40.8	42.8
Consolidated gross profit	54.2	57.6	59.2	57.2
Selling, general and administrative	44.6	45.4	44.7	43.5
Interest income, net	(0.5)	(0.2)	(0.3)	(0.2)
Income before income taxes	10.1	12.3	14.8	13.8
Income tax expense	2.5	2.4	3.5	2.9
Net income	7.6	10.0	11.2	11.0

Retail Gross Margin (2)	54.0%	57.6%	59.4%	57.3%

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

Thirteen weeks ended August 1, 2026 compared to thirteen weeks ended August 2, 2025

Total revenues. Consolidated revenues decreased $9.0 million or 7.2%, primarily driven by a $8.1 million or 7.1% decrease in net retail sales and a $0.9 million or 9.0% decrease in combined commercial and international franchising revenue when compared to the second fiscal quarter of 2025.  The decrease in net retail sales was driven by lower sales at existing stores and decreased e-commerce demand offset by sales at new stores. The decrease in commercial revenue was due to lower sales volume from our wholesale customers through our partner-operated retail model. The decrease in international franchising revenue was due to timing of product shipments.

Net retail sales for the thirteen weeks ended August 1, 2026 were $106.5 million, compared to $114.6 million for the thirteen weeks ended August 2, 2025.  The components of the performance are as follows (dollars in thousands):

Thirteen weeks ended
August 1, 2026
Impact from:
Existing stores	$(10,921)
New stores	4,141
Store closures	(477)
Foreign currency translation	(131)
Gift card breakage	(169)
Gift card discounts	143
Digital sales	(1,144)
Other	467
Total Change	$(8,091)

The lower retail revenue performance was primarily due to lower sales at existing stores and decreased e-commerce demand offset by sales at new stores.

Commercial revenue was $8.1 million for the thirteen weeks ended August 1, 2026 compared to $8.6 million for the thirteen weeks ended August 2, 2025. The $0.5 million decrease was primarily due to lower sales volume from our wholesale accounts.

International franchising revenue was $0.7 million for the thirteen weeks ended August 1, 2026 compared to $1.0 million for the thirteen weeks ended August 2, 2025. The $0.3 million decrease was primarily due to lower royalties and other sales to franchisees.

Retail gross margin. Retail gross margin dollars decreased $8.5 million to $57.6 million from $66.1 million for the thirteen weeks ended August 2, 2025. The retail gross margin rate decreased 360 basis points compared to the prior year primarily due to occupancy cost deleverage and increased promotional activity.

Selling, general and administrative. SG&A expenses were $51.4 million, or 44.6% of consolidated revenue, for the thirteen weeks ended August 1, 2026, compared to $56.4 million, or 45.4% of consolidated revenue, for the thirteen weeks ended August 2, 2025. The decrease was primarily driven by lower incentive compensation.

Interest income, net. Interest income was $0.6 million for the thirteen weeks ended August 1, 2026, compared to interest income of $0.2 million for the thirteen weeks ended August 2, 2025. The increase was driven by higher interest income from IEEPA tariff refunds.

Provision for income taxes. Income tax expense was $2.9 million with a tax rate of 24.7% for the thirteen weeks ended August 1, 2026, as compared to $3.0 million with a tax rate of 19.3% for the thirteen weeks ended August 2, 2025. In the second quarter of fiscal 2026, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting and the foreign-derived eligible income deduction (formerly foreign derived intangible income). In the second quarter of fiscal 2025, the effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense  offset by the tax impact of equity awards vesting, the foreign-derived intangible income deduction and discrete benefits related to settlement of a prior period tax position. In addition, in the second quarter of fiscal 2026 and 2025, the Company remains in a full valuation allowance in certain foreign jurisdictions.

Twenty-six weeks ended August 1, 2026 compared to twenty-six weeks ended August 2, 2025

Total revenues. Consolidated revenues decreased $12.1 million or 4.8%, primarily driven by a $14.2 million or 6.1% decrease in net retail sales partially offset by a $2.1 million or 11.6%  increase in combined commercial and international franchising revenue when compared to the same period of 2025.  The decrease in net retail sales was driven by lower sales at existing stores and decreased e-commerce demand. The increase in commercial revenue was due to higher sales to our wholesale customers, including sales to new wholesale customers resulting from a net increase of 16 partner-operated locations since the second quarter of 2025.

Net retail sales for the twenty-six weeks ended August 1, 2026 were $220.0 million compared to $234.2 million for the twenty-six weeks ended August 2, 2025.  The components of the performance are as follows (dollars in thousands):

Twenty-six weeks ended
August 1, 2026
Impact from:
Existing stores	$(18,450)
New stores	7,679
Store closures	(963)
Foreign currency translation	701
Gift card breakage	(161)
Gift card discounts	271
Digital sales	(4,018)
Other	726
Total Change	$(14,214)

The lower retail revenue performance was primarily due to lower sales at existing stores and decreased e-commerce demand.

Commercial revenue was $19.0 million for the twenty-six weeks ended August 1, 2026 compared to $16.3 million for the twenty-six weeks ended August 2, 2025. The $2.8 million increase is primarily due to increased sales volume from our wholesale accounts.

International franchising revenue was $1.5 million for the twenty-six weeks ended August 1, 2026 compared to $2.2 million for the twenty-six weeks ended August 2, 2025. The $0.7 million decrease is primarily due to lower royalties and other sales to franchisees.

Retail gross margin. Retail gross margin dollars decreased $3.4 million to $130.7 million from $134.1 million for the twenty-six weeks ended August 2, 2025. The retail gross margin rate increased 210 basis points compared to the prior year. Excluding a 535 basis-point benefit from the $7.0 million IEEPA tariff refund related to prior fiscal year costs, retail gross margin increased primarily driven by selective price increases partially offset by occupancy cost deleverage and higher promotional activity.

Selling, general and administrative. SG&A expenses were $107.5 million, or 44.7% of consolidated revenue, for the twenty-six weeks ended August 1, 2026, compared to $110.0 million, or 43.5% of consolidated revenue, for the twenty-six weeks ended August 2, 2025. The 120-basis-point increase in SG&A expense was driven mainly by higher store-level compensation expense, general inflationary pressures, and longer-term investments, partially offset by lower incentive compensation expense.

Interest income, net. Interest income was $0.7 million for the twenty-six weeks ended August 1, 2026, compared to interest income of $0.4 million for the twenty-six weeks ended August 2, 2025. The increase was driven by higher interest income from IEEPA tariff refunds.

Provision for income taxes. Income tax expense was $8.5 million with a tax rate of 23.8% for the twenty-six weeks ended August 1, 2026, as compared to $7.3 million with a tax rate of 20.8% for the twenty-six weeks ended August 1, 2026. The fiscal 2026 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense partially offset by the tax impact of equity awards vesting and the foreign-derived eligible income deduction (formerly foreign derived intangible income). The fiscal 2025 effective tax rate differed from the statutory rate of 21% primarily due to state income tax expense offset by the tax impact of equity awards vesting, the foreign-derived intangible income deduction and discrete benefits related to settlement of a prior period tax position.

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Income before income taxes (pre-tax)	$11,631	$15,318	$35,511	$34,949
Interest income, net	(552)	(206)	(686)	(406)
Depreciation and amortization expense	4,112	3,668	8,114	7,368
Earnings before interest, taxes, depreciation, and amortization	$15,191	$18,780	$42,939	$41,911

EBITDA for the thirteen weeks ended August 1, 2026 decreased $3.6 million, or 19.1% to $15.2 million from $18.8 million for the thirteen weeks ended August 2, 2025.  The decrease was driven by lower gross profit resulting from occupancy cost deleverage and increased promotional activity, partially offset by lower SG&A expenses, primarily due to reduced incentive compensation.

EBITDA for the twenty-six weeks ended August 1, 2026 increased  $1.0 million, or 2.5% to $42.9 million from $41.9 million for the twenty-six weeks ended August 2, 2025.  The increase was driven by higher gross profit resulting from increased retail and commercial margins partially offset by higher SG&A expenses. The increase to retail margin primarily resulted from the benefit of IEEPA tariff refund, $7.0 million of which related to prior fiscal year costs.

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

	Twenty-six weeks ended
	August 1,	August 2,
	2026	2025
Net cash provided by operating activities	$26,146	$32,017
Net cash used in investing activities	(15,421)	(6,328)
Net cash used in financing activities	(23,374)	(14,425)
Effect of exchange rates on cash	(102)	86
(Decrease)/Increase in cash, cash equivalents, and restricted cash	$(12,751)	$11,350

Operating Activities. Cash provided by operating activities decreased $5.9 million for the twenty-six weeks ended August 1, 2026, as compared to the twenty-six weeks ended August 2, 2025. The decrease in cash from operating activities was driven by changes in working capital balances.

Investing Activities. Cash used in investing activities increased  $9.1 million for the twenty-six weeks ended August 1, 2026, as compared to the twenty-six weeks ended August 2, 2025. The increase in cash used in investing activities was primarily driven by increased spending on capital expenditures.

Financing Activities. Cash used in financing activities increased $8.9 million for the twenty-six weeks ended August 1, 2026, as compared to the twenty-six weeks ended August 2, 2025. This increase in cash used in financing activities was driven by higher share repurchases compared to the prior year.

Capital Resources: As of August 1, 2026, we had a consolidated cash balance of $14.0 million, 66% of which was domiciled within the U.S., after investing $15.4 million in capital projects in fiscal 2026.

We have a revolving credit and security agreement with PNC Bank, as agent, that provides for a secured revolving loan in an aggregate principal amount of up to $40.0 million, subject to a borrowing base formula. As of August 1, 2026, borrowings under the agreement would bear interest at (a) a base rate determined under the agreement, or (b) at a rate based on SOFR reference rate, plus in either case a margin based on average undrawn availability as determined in accordance with the agreement. As of August 1, 2026, the Company had approximately $39.5 million of available borrowing base, net of a $0.5 million outstanding letter of credit, and no amounts were outstanding under the agreement as of the end of the quarter.

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

Capital spending for the twenty-six weeks ended August 1, 2026 totaled $15.4 million for information technology projects and new store openings, and we expect to spend approximately $25 million on capital expenditures in fiscal 2026.

Total inventory at quarter end was $81.1 million, a decrease of $0.6 million or 1% from the end of the fiscal 2025 second quarter. We are comfortable with the level and composition of our inventory to support customer demand and critical seasonal products.

We have various contractual or other obligations, including operating lease commitments and obligations under deferred compensation plans. As of August 1, 2026, we had purchase obligations totaling approximately $126.8 million, of which $28.4 million are due in the next 12 months. We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

We utilized $17.0 million in cash to repurchase 403,236 shares during the twenty-six weeks ended August 1, 2026 under our current September 2024 Stock Repurchase Program, compared to using $7.3 million in cash to repurchase 167,585 shares during the twenty-six weeks ended August 2, 2025 under our September 2024 Stock Repurchase Program and completed August 2022 program.

Off-Balance Sheet Arrangements

None.

Inflation

The Company continued to experience inflationary pressures during the first half of fiscal 2026, primarily through higher store labor, product, freight, transportation and other supply chain costs. In addition, evolving tariffs and trade policies have increased cost and pricing pressure and created additional uncertainty across our sourcing and supply chain activities. We have taken actions to help mitigate these pressures, including cost reduction initiatives, process efficiencies, supplier negotiations, sourcing actions and selective pricing and assortment decisions. We expect inflationary and trade-related pressures to continue during fiscal 2026 and they may persist thereafter. The ultimate scope, duration and impact of existing and newly announced tariffs, any changes or pauses to such tariffs, and the timing and amount of any related refunds remain uncertain. These conditions may continue to affect product costs, freight and warehousing expense, other operating costs, customer spending patterns and our gross margins. In addition, broader geopolitical and macroeconomic developments may further increase transportation and supply chain costs or otherwise adversely affect our business.

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

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on the foregoing evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 1, 2026, the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
May 3, 2026 - May 30, 2026	103,064	$36.89	103,064	$46,493,551
May 31, 2026 - July 4, 2026	9,521	37.94	6,592	46,243,418
July 5, 2026 - August 1, 2026	45,462	33.45	45,462	44,722,547
Total	158,047	$35.93	155,118	$44,722,547

(1)	Includes shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares which vested during the quarter, if any. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated at the closing trading price of our common stock on the date the relevant transactions occur.
(2)	Average Price Paid Per Share includes commissions
(3)	On September 11, 2024, we announced that our Board of Directors authorized a share repurchase program of up to $100 million (replacing the previous stock repurchase program which was terminated). This program authorizes the Company to repurchase shares through September 30, 2028, does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the Company's fiscal quarter ended August 1, 2026, none of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed as a part of the quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 3, 2000 between Build-A-Bear Workshop, L.L.C. and the Registrant (incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-1, filed on August 12, 2004, Registration No. 333-118142)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on November 11, 2004)

3.2	Amended and Restated Bylaws, as amended through January 4, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed on January 4, 2018)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 1, 2004, Registration No. 333-118142)

10.1	Amended and Restated Employment, Confidentiality, and Noncompete Agreement, effective as of June 11, 2026, by and between David Henderson and Build-A-Bear Workshop, Inc. (incorporated by reference from Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 2, 2026)

10.2	Second Amended and Restated Employment, Confidentiality and Noncompete Agreement, effective as of June 11, 2026 by and between Voin Todorovic and Build-A-Bear Workshop, Inc. (Incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K filed on June 12, 2026)

10.3**	Agreement Form of Executive Office Restricted Stock/Performance Share Unit Agreement under the Registrant's Amended and Restated 2020 Omnibus Incentive Plan

31.1**	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

31.2**	Rule 13a-14(a)/15d-14(a) certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

32.1***	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the President and Chief Executive Officer)

32.2***	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Label Linkbase Document

101.PRE	Inline XBRL Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2026

BUILD-A-BEAR WORKSHOP, INC.
(Registrant)

By:	/s/ J. Christopher Hurt
J. Christopher Hurt
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

By:	/s/ Voin Todorovic
Voin Todorovic
Chief Financial Officer (on behalf of the registrant and as principal financial officer)